Form 10-Q
period 1996-10-30
COLE KENNETH PRODUCTIONS INC
filed 1996-11-14
CIK 921691

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 1-13082

                         KENNETH COLE PRODUCTIONS, INC.
             (Exact name of registrant as specified in its charter)

          New York                                             13-3131650
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

   152 West 57th Street, New York, NY                            10019
(Address of principal executive offices)                       (Zip Code)

        Registrant's telephone number, including area code (212) 265-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                    Class                                   November 4, 1996
                    -----                                   ----------------

        Class A Common Stock ( $.01 par value)                  7,353,179
        Class B Common Stock ( $.01 par value)                  5,785,398


                                  Page 1 of 18
                        Exhibit Index Appears on Page 16

                         Kenneth Cole Productions, Inc.
                                  Index to 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

      Consolidated Balance Sheets as of September 30, 1996
      and December 31, 1995 ...............................................    3

      Consolidated Statements of Income for the three month
      and nine month periods ended September 30, 1996 and 1995 ............    5

      Consolidated Statement of Changes in Shareholders'
      Equity for the nine month period ended
      September 30, 1996 ..................................................    6

      Consolidated  Statements  of Cash Flows for the
      nine month  periods  ended September 30, 1996 and 1995 ..............    7

      Notes to Consolidated Financial Statements ..........................    8

Item 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition ...........................................   10

Part II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................   14

Item 2. Changes in Securities .............................................   14

Item 3. Defaults Upon Senior Securities ...................................   14

Item 4. Submission of Matters to a Vote of Security Holders ...............   14

Item 5. Other Information .................................................   14

Item 6. Exhibits and Reports on Form 8-K ..................................   14

Signatures ................................................................   15

                 Kenneth Cole Productions, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                    September 30,   December 31,
                                                         1996          1995
                                                  ------------------------------
                                                      (Unaudited)

Assets
Current assets:

  Cash                                                 $ 1,055,000   $ 2,204,000
  Due from factors                                      21,530,000    13,898,000
  Accounts receivable, net                               2,921,000     2,316,000
  Inventories                                           20,346,000    16,361,000
  Prepaid expenses and other current assets              1,464,000       909,000
  Deferred taxes                                           514,000       514,000
                                                  ------------------------------

Total current assets                                    47,830,000    36,202,000


Property and equipment:

  Furniture and fixtures                                 2,886,000     1,716,000
  Machinery and equipment                                2,455,000     1,788,000
  Leasehold improvements                                 5,619,000     4,523,000
                                                  ------------------------------
                                                        10,960,000     8,027,000

  Less accumulated depreciation and amortization         3,085,000     2,374,000
                                                  ------------------------------
Net property and equipment                               7,875,000     5,653,000
                                                  ------------------------------

Other assets:

  Deferred taxes                                           422,000       422,000
  Deposits and sundry                                    1,657,000     1,030,000
                                                  ------------------------------
Total other assets                                       2,079,000     1,452,000
                                                  ------------------------------
Total assets                                           $57,784,000   $43,307,000
                                                  ==============================






          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                                                   September 30,    December 31,
                                                       1996             1995
                                                  ------------------------------
                                                    (Unaudited)

Liabilities and shareholders' equity
Current liabilities:

  Accounts payable                                 $  7,891,000    $  6,765,000
  Accrued expenses and other current liabilities      2,107,000       1,859,000
  Current portion of long-term debt                      59,000          54,000
  Income taxes payable                                2,421,000
  Deferred license income                               227,000         121,000
                                                  ------------------------------
Total current liabilities                            12,705,000       8,799,000
                                                  ------------------------------

Deferred rent payable                                   428,000         367,000
Other non-current liabilities                         1,024,000         652,000


Shareholders' equity:

  Preferred stock, par value $1.00,
    1,000,000 shares authorized,
    none outstanding

  Class A common stock, par value $.01,
    20,000,000 shares authorized,
    7,335,841 and 7,299,382
    outstanding in 1996 and 1995                         73,000          73,000

  Class B common stock, par value $.01,
    6,000,000 shares authorized,
    5,785,398 outstanding                                58,000          58,000

  Additional paid-in capital                         18,741,000      18,510,000
  Translation adjustments                                 1,000
  Retained earnings                                  24,879,000      15,145,000
  Deferred compensation                                (125,000)       (297,000)
                                                  ------------------------------

Total shareholders' equity                           43,627,000      33,489,000

                                                  ------------------------------
Total liabilities and shareholders' equity         $ 57,784,000    $ 43,307,000
                                                  ==============================


          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                            Three Months Ended           Nine Months Ended
                                               September 30                 September 30
                                       ---------------------------   ---------------------------
                                           1996           1995           1996           1995
                                       ---------------------------   ---------------------------

Net sales                              $ 39,841,000   $ 32,574,000   $109,970,000   $ 83,965,000

Cost of goods sold                       23,341,000     18,845,000     64,373,000     48,765,000
                                       ---------------------------   ---------------------------
Gross profit                             16,500,000     13,729,000     45,597,000     35,200,000


Licensing and other income                  887,000        486,000      2,042,000      1,252,000


Selling, general and administrative,
 and shipping and warehousing            10,573,000      8,429,000     31,222,000     22,759,000
                                       ---------------------------   ---------------------------

Operating income                          6,814,000      5,786,000     16,417,000     13,693,000


Interest expense, net                        17,000         44,000         32,000          3,000
                                       ---------------------------   ---------------------------



Income before provision for
 income taxes                             6,797,000      5,742,000     16,385,000     13,690,000

Provision for income taxes                2,720,000      2,297,000      6,651,000      5,476,000
                                       ---------------------------   ---------------------------
Net income                             $  4,077,000   $  3,445,000   $  9,734,000   $  8,214,000
                                       ===========================   ===========================

Net income per share                   $        .30   $        .25   $        .72   $        .60
                                       ===========================   ===========================




          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                           Class A            Class B
                        Common Stock        Common Stock
                     -----------------   -----------------   Total   Additional                         Deferred
                      Number              Number             Common   Paid-in   Translation  Retained   Compen-
                     of shares  Amount   of shares  Amount   Stock    Capital   Adjustment   Earnings   sation       Total
                     ---------  ------   ---------  ------   -----    -------   ----------   --------   ------       -----

Shareholders' equity
  January 1, 1996    7,299,382   $73,000 5,785,398  $58,000 $131,000 $18,510,000           $15,145,000 ($297,000) $33,489,000


Exercise of Stock
  Options               36,459                                           231,000                                      231,000


Net Income                                                                                   9,734,000              9,734,000

Translation
  Adjustment                                                                       $1,000                               1,000

Amortization of
  deferred
  compensation                                                                                           172,000      172,000
                     ========================================================================================================

Shareholders' equity
 September 30, 1996  7,335,841   $73,000 5,785,398  $58,000 $131,000 $18,741,000   $1,000  $24,879,000 ($125,000) $43,627,000
                     ========================================================================================================





           See accompanying notes to consolidated financial statements

                 Kenneth Cole Productions, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                         1996          1995
                                                     ---------------------------
Cash flows from operating activities

Net income                                             9,734,000      8,214,000
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:

  Depreciation and amortization                          711,000        590,000
  Amortization of deferred compensation                  172,000        195,000
  Provision for doubtful accounts                         10,000         21,000
  Provision  for deferred taxes                                          25,000
  Increase in rent payable                                               53,000
  Changes in assets and liabilities:

   Increase in due from factors                       (7,632,000)    (8,227,000)
   (Increase) decrease in accounts receivable           (615,000)       897,000
   Increase in inventories                            (3,985,000)    (4,666,000)
   Increase in prepaid expenses and
    other current assets                                (555,000)    (1,187,000)
   Increase in deposits                                 (627,000)      (403,000)
   Increase (decrease) in accounts payable             1,126,000       (794,000)
   Increase in income taxes payable                    2,421,000        842,000
   Increase (decrease) in accrued expenses
    and other current liabilities                        354,000        (80,000)
   Increase in other non-current liabilities             438,000        373,000
                                                     ---------------------------
Net cash provided by (used in) operating activities 1,552,000 (4,147,000) Cash flows from investing activities

Acquisition of property and equipment, net            (2,933,000)    (1,843,000)
                                                     ---------------------------
Net cash used in investing activities                 (2,933,000)    (1,843,000)
Cash flows from financing activities

Proceeds from revolving line of credit, net                           1,499,000
Proceeds from exercise of stock options                  231,000        436,000
Repayment of long-term debt                                             (52,000)
                                                     ---------------------------
Net cash provided by financing activities                231,000      1,883,000
Effect of exchange rate changes on cash                    1,000
                                                     ---------------------------
Net decrease in cash                                  (1,149,000)    (4,107,000)
Cash, beginning of period                              2,204,000      5,315,000
                                                     ---------------------------
Cash, end of period                                  $ 1,055,000    $ 1,208,000
                                                     ===========================
Supplemental disclosures of cash flow information

Cash paid during the period for:

  Interest                                           $   102,000    $    74,000
  Income taxes                                       $ 3,485,000    $ 4,620,000






           See accompanying notes to consolidated financial tatements.

                 Kenneth Cole Productions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The data contained in these financial statements are unaudited and are subject to year end adjustment, however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The consolidated balance sheet at December 31, 1995 was derived from the audited financial statements.

Basis of Presentation

The consolidated financial statements include the accounts of Kenneth Cole Productions, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Certain amounts in prior year's financial statements have been reclassified to conform with the 1996 presentation.

Net Income Per Share

Net income per share is based on the average number of shares outstanding including the effect of dilutive stock options.

                 Kenneth Cole Productions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Contingencies

In 1992, legal action was commenced against the Company in the Supreme Court of the State of New York situated in New York County. The complaint alleged that the Company had breached its obligations under a lease with the plaintiff for the rental of office space in New York City and, as amended, sought damages of approximately $851,000, representing all rent then due under the lease. In January 1994, a judgment was entered against the Company in the amount of approximately $719,000, including interest costs and disbursements. The Company contested the award based on the grounds that the plaintiff had failed to mitigate its damages. In December 1995, the Court of Appeals affirmed the order of the Appellate Division. Following the Court of Appeals decision, the Company paid the full amount of judgment, plus post judgment interest, in the total amount of $846,000.

In January 1994, a second action was commenced against the Company by the plaintiff in the Supreme Court of the State of New York situated in New York County for additional rent due under the lease. The complaint, as amended in December 1995, sought damages of approximately $789,000.

In May 1996, the Company paid $608,000 in satisfaction of all plaintiff's claims in the actions mentioned above, exclusive of the plaintiff's claim for attorneys' fees. The Company believes it has established adequate reserves with respect to this matter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as percentage of net sales for the quarter ended September 30, 1996 and September 30, 1995 as well as for the nine months ended September 30, 1996 and September 30, 1995.

                                                  Three Months ended
                                                  ------------------
                                      September 30, 1996      September 30, 1995
                                      ------------------      ------------------

     (in thousands)

     Net sales                         $39,841     100.0%     $32,574     100.0%
     Gross Profit                       16,500      41.4       13,729      42.1
     Licensing income                      887       2.2          486       1.5
     Selling, general and
        administrative expenses         10,573      26.6        8,429      25.9
     Operating income                    6,814      17.0        5,786      17.8
     Interest income, net                   17       0.0           44       0.0
     Income before income taxes          6,797      17.1        5,742      17.6
     Income tax expense                  2,720       6.8        2,297       7.1
     Net income                          4,077      10.2        3,445      10.6


                                                   Nine Months ended
                                                   -----------------
                                       September 30, 1996     September 30, 1995
                                       ------------------     ------------------

     (in thousands)

     Net sales                        $109,970     100.0%     $83,965     100.0%
     Gross Profit                       45,597      41.5       35,200      41.9
     Licensing income                    2,042       1.9        1,252       1.5
     Selling, general and
        administrative expenses         31,222      28.4       22,759      27.1
     Operating income                   16,417      14.9       13,693      16.3
     Interest expense, net                  32       0.0            3       0.0
     Income before income taxes         16,385      14.9       13,690      16.3
     Income tax expense                  6,651       6.0        5,476       6.5
     Net income                          9,734       8.9        8,214       9.8

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Net sales increased $7.2 million, or 22.3%, to $39.8 million for the three months ended September 30, 1996 compared to net sales of $32.6 million for the three months ended September 30, 1995. Net sales of the Company's wholesale operations, excluding sales to its retail division, increased $4.3 million, or 15.3%, to 32.4 million from $28.1 million. This increase was primarily due to increases in sales of Kenneth Cole branded men's footwear and leather goods and Unlisted branded footwear as a result of greater brand awareness and consumer acceptance. Sales through the Company's retail and outlet stores increased $2.9 million, or 64.4%, to $7.4 million for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. This increase was the result of the sales of twenty stores which generated a 2.2% comparable store sales decrease, the sales of seven retail and outlet stores open in the third quarter of 1996 which were not open in the third quarter of 1995 and the sales of four stores (one international) which opened during the third quarter of 1996.

Gross profit was $16.5 million or 41.4% for the three months ended September 30, 1996, an increase of $2.8 million, or 20.2%, from $13.7 million or 42.1% for the three months ended September 30, 1995. This decrease in gross profit percentage is attributed, in part, to changes in sales mix (i.e., increased sales generated on a first-cost basis which carry lower margins than wholesales and retail sales), and lower margins on sales of Kenneth Cole branded womens footwear. The decrease in gross profit percentage is partially offset by the increase in retail store sales as a percentage of total sales (retail gross margins being higher than wholesale gross margins as a percentage of net sales).

The Company continues to expand its licensing efforts, resulting in an increase in licensing income of $401,000, or 82.5% for the three months ended September 30, 1996 compared to the three months ended September 30, 1995.

Selling, general and administrative expenses, including shipping and warehousing costs, were $10.6 million, or 26.6% of net sales for the three months ended September 30, 1996, compared to $8.4 million or 25.8% of net sales, for the three months ended September 30, 1995. The increase in selling, general and administrative expense is due to the additional retail and outlet stores, which carry a higher expense level than the wholesale division.

As a result of the above, operating income increased 17.8% to $6.8 million (17.1% of net sales) from $5.8 million (17.7% of net sales) for the three months ended September 30, 1996 and September 30, 1995, respectively.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Net sales were $110.0 million in the first nine months of 1996 compared to $84 million in the prior year's period, an increase of $26 million or 31.0 %. Net sales of the Company's wholesale operations (excluding sales to its retail division) increased $16.6 million or 22.9% to $89.4 million in the nine months from $72.8 million in last year's same period. This increase was primarily due to increases in sales of all product lines as a result of greater brand awareness including sales of the recently introduced product line, Kenneth Cole Reaction. Sales through the Company's retail and outlet stores increased $9.4 million or 83.9% to $20.5 million. This increase reflects flat comparable store sales based on 20 retail and outlet stores, nine of which were open for the entire nine months ended September 30, 1996, the sales of four stores open for the entire first nine months of 1996 which were not open in the first nine months of 1995 and the sales of seven stores opened during the first nine months of 1996, including one international retail store.

Gross profit was $45.6 million for the nine month period ended September 30, 1996, an increase of $10.4 million, or 30.0%, from $35.2 million in the comparable period last year. As a percentage of sales, gross profit decreased to 41.5% from 42.0%. This was primarily attributable to changes in the Company's sales mix of products (i.e., an increase in sales generated on a first-cost basis, which carry lower gross margins than those generated from wholesale and retail sales).

Selling, general and administrative expenses including shipping and warehousing costs were $31.2 million or 28.4% of net sales for the nine month period ended September 30, 1996, and $22.8 million or 27.1% of net sales in the comparable period last year. The increase is primarily due to the additional retail and outlet stores, which carry higher expense levels than the wholesale divisions and the hiring of additional personnel to support the Company's growth. Selling, general and administrative expenses related to the wholesale division as a percentage of net sales, decreased from 22.4% for the nine months ended September 30, 1995 to 21.5% for the nine months ended September 30, 1996.

As a result of the above, operating income increased 19.9% for the nine month period ended September 30, 1996 to $16.4 million (14.9% of net sales) from $13.7 million (16.3% of net sales) for the same period last year.

Liquidity and Capital Resources

The Company uses cash from operations and borrowings under its revolving line of credit as the primary sources of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, the level of accounts receivable and due from factors balances and the Company's inventory levels. Cash provided by operating activities was $1.6 million for the nine months ended September 30, 1996, compared to $4.1 million used in operating activities for the nine months ended September 30, 1996. The increase in cash flow from operations is attributable, in part, to the timing of the payment of income taxes and trade accounts payable and smaller increases in the inventories and due from factors balance. At September 30, 1996 and December 31, 1995, working capital was $35.1 million and $27.4 million, respectively.

The Company currently has a $20.0 million line of credit under which up to $10.0 million is available to finance working capital requirements and up to $10.0 million in letters of credit is available to finance the Company's inventory purchases.

Capital expenditures totaled $2.9 million and $1.7 million in the nine months ended September 30, 1996 and 1995, respectively. Capital expenditures relate primarily to the Company's retail and outlet store expansion and to the further development and enhancement of the Company's management information systems.

The Company believes that cash flows from operations and borrowings under its existing credit facilities will be sufficient to satisfy the Company's working capital requirements for the next twelve months.

Important Factors Relating to Forward Looking Statements

This report contains certain forward looking statements, as defined in The Private Securities Litigation Reform Act of 1994, with respect to cash flows from operations. The forward-looking statements contained in the Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-Q will be realized or that actual results will not be significantly higher or lower.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings. Incorporated by reference to the Financial Statements included herein Part I, Item I. See Notes to Consolidated Financial Statements Contingencies.

Item 2. Changes in Securities.   None.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:

               27     Financial Data Schedule

        (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Kenneth Cole Productions, Inc.
                                                  ------------------------------
                                                          Registrant



November 13, 1996                             /S/ STANLEY A. MAYER
                                                  ------------------------------
                                                  Stanley A. Mayer
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                INDEX OF EXHIBITS

                                                                      Sequential
Exhibit Number:              Description                               Page No.
---------------              -----------                               --------

27                           Financial Data Schedule                     17