Form 10-K
period 1996-12-31
COLE KENNETH PRODUCTIONS INC
filed 1997-03-31
CIK 921691

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996          Commission File No. 1-13082


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

                                 (212) 265-1500
                          Registrant's telephone number

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
         Title of Each Class                                 on Which Registered
         -------------------                                 -------------------

 Class A common stock, par value $.01 per share          New York Stock Exchange

          Securities registered pursuant to Section 12 (g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part lll of this Form 10-K or any amendment to this Form 10-K. ( X )

     Aggregate market value of the voting stock held by nonaffiliates of the registrant as of the close of business on March 24, 1997: $ 138,039,544

     Number of shares of Class A Common Stock, $.01 par value, outstanding as of the close of business on March 24, 1997: 7,363,946

     Number of shares of Class B Common Stock, $.01 par value, outstanding as of the close of business on March 24, 1997: 5,785,398

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the Registrant's definitive proxy statement to be mailed to the stockholders of the Registrant by April 29, 1997

                         Kenneth Cole Productions, Inc.
                                TABLE OF CONTENTS

                                     PART 1

            Item                                                                         Page
---------------------------------------------------------------------------------------------
Item 1      Business                                                                       3

Item 2      Properties                                                                    12

Item 3      Legal Proceedings                                                             12

Item 4      Submission of Matters to a Vote of Security Holders                           12

                                       PART ll

Item 5      Market for Registrant's Common Equity and Related Stockholder
            Matters                                                                       13

Item 6      Selected Financial Data                                                       14

Item 7      Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                         16

Item 8      Financial Statements and Supplementary Data                                   18

Item 9      Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                          18

                                      PART lll

Item 10     Directors and Executive Officers of the Registrant                            19

Item 11     Executive Compensation                                                        19

Item 12     Security Ownership of Certain Beneficial Owners and Management                19

Item 13     Certain Relationships and Related Transactions                                19

                                       PART lV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K               20



Important Factors Relating to Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K ("Annual Report") and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Annual Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subject to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Annual Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report. The inclusion of the forward-looking statements contained in this Annual Report should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Annual Report will be achieved. In light of the foregoing, readers of this Annual Report are cautioned not to place undue reliance on the forward-looking statements contained herein.


Item 1.  Business

General

     Kenneth Cole Productions, Inc. (the "Company") designs, sources and markets a broad range of quality footwear, handbags and accessories primarily under its Kenneth Cole, Unlisted and Kenneth Cole Reaction brand names. In addition, a variety of apparel and accessory products utilizing its Kenneth Cole, Unlisted and Kenneth Cole Reaction brand names are produced and sold pursuant to certain license arrangements made with third parties. Licensed products for men include: neckwear, briefcases, portfolios, fabric outerwear, jewelry, belts, scarves, leather outerwear, sunglasses, eyewear, watches and luggage. Licensed products for women include: hosiery, small leather goods, belts, scarves and wraps, leather outerwear, sunglasses, eyewear, watches and luggage. Kenneth D. Cole is the Company's President and Chief Executive Officer and provides leadership and direction for all aspects of the design process. The Company's branded products are designed to appeal to fashion conscious consumers in the bridge-designer, better and junior market segments. These products include core basics, which generally remain in demand from season to season, and fashion products which are designed to establish or capitalize on market trends. The Company was incorporated in September 1982 under the name "Kenneth Cole, Inc." and changed its name to "Kenneth Cole Productions, Inc." in August 1983.

     The Company markets its products to more than 2,500 department and specialty store locations, and through its expanding base of retail and outlet stores and its own consumer catalog. The Company plans to grow by broadening its range of product offerings and by increasing its penetration and expanding its channels of distribution. Through the expansion of product offerings, the Company believes it will serve a wider variety of customer needs. The Company believes the range of its product offerings distinguishes the Company from its competitors in terms of product categories (men's and women's footwear, handbags and accessories), prices (from "better" to "moderate") and styling. The diversity of the Company's product mix provides balance to its overall product sales and business planning and increases sales opportunities to wholesale customers which do not carry the Company's full range of products.

     During the past year, the Company entered into several new product license agreements including, men's tailored clothing, men's jewelry, men's and women's watches and, most recently, men's sportswear. In addition to expanding its licensing operations, the Company continues to pursue strategies to expand its distribution within the retailing arena. As of December 31, 1996 the Company operated 35 specialty retail and outlet stores, as compared with 24 as of December 31, 1995, and plans to open approximately 10 new stores and one flagship store during 1997. A flagship store would be larger in size than the Company's existing stores and would departmentalize its entire product offerings including all licensed products. The Company believes that the sales of footwear and accessories through its specialty retail and outlet stores increase consumer awareness of the Company's brands.

Products

     The Company markets its products principally under its Kenneth Cole, Unlisted and Kenneth Cole Reaction brand names. The Company's products are targeted to appeal to a different market segment within each brand.

   Kenneth Cole

     Kenneth Cole brand products are generally designed for the urban-minded, fashion conscious consumer and targets professional men and women. The Company believes the Kenneth Cole brand has become a core resource for department stores and shows significant brand growth potential. The product offering has evolved from a very trendy line to one with broader appeal, including both fashion forward styling and core basics. The Company is now leveraging the strength of the name through brand extensions (e.g., Kenneth Cole Reaction), in-store shops and the licensing of many new product categories.

The characteristics of the products sold by the Company under its Kenneth Cole brand name are summarized in the following table:

                               Footwear                            Leathergoods
                    -------------------------------      ---------------------------------
                             Kenneth  Cole                         Kenneth Cole
                    -------------------------------      ---------------------------------
                         Women's         Men's               Handbags         Accessories
                    --------------- ---------------      ---------------   ---------------
Market:             Bridge-Designer Bridge-Designer      Bridge-Designer   Bridge-Designer

Retail Price Range: Better          Better               Better            Better
                    $90-$160        $130-$170            $90-$150          $40-$75

     Kenneth Cole brand women's footwear includes dress, casual and special occasion (e.g., bridal) footwear. Women's footwear manufactured under the Kenneth Cole label is generally constructed with leather soles and linings, and leather, fabric, satin or silk uppers. Women's footwear is manufactured primarily in Spain, because the capabilities of the manufacturers are consistent with the quality requirements and image of Kenneth Cole brand footwear products. The Company also sources a portion of its Kenneth Cole brand women's footwear from manufacturers in Brazil due to the ability of those manufacturers to meet the Company's quality specifications on a cost effective basis. The Company sells approximately 110 styles of Kenneth Cole brand women's footwear each season.

     Kenneth Cole brand men's footwear is designed as comfortable, practical shoes intended to be worn with dress or casual clothes. Kenneth Cole men's footwear, consistent with men's footwear in general, is less style-driven than women's footwear and is built around core basics with a fashion component. As a result, the Company offers fewer styles and makes fewer style changes from season to season. The men's line is sold through open stock repenishment programs. Kenneth Cole men's footwear is manufactured primarily in Italy. The Company sells approximately 50 styles of Kenneth Cole brand men's footwear each season.

     Kenneth Cole brand handbags are designed to be practical and versatile with a contemporary and unstructured look. These products are generally manufactured with soft, high quality leather. Kenneth Cole brand handbags are manufactured primarily in India because of low production costs and the presence of established quality leathergoods manufacturers with skilled labor forces. These operations benefit from their close proximity to tanneries for processing quality leather and the availability of other raw materials and components. The Company believes its strong factory relationships in India have given the Company the ability to achieve excellent value, producing comparable-quality merchandise priced below its competitors. The Company sells approximately 100 styles of Kenneth Cole handbags each season.

   Unlisted

     Unlisted brand footwear and leathergoods are designed and targeted to the trendy, 15 to 30 year old junior segment of the women's market. The Unlisted brand was developed to expand the Company's sales into more moderately priced products and includes approximately 45 styles of casual and dress shoes per season and approximately 60 styles of handbags per season. Unlisted footwear and handbags are generally retailed in the moderate price range with footwear at $20 to $50 per pair, and handbags at $30 to $50 each. Unlisted brand footwear and handbags are manufactured primarily in China. The production facilities located in China are generally larger than facilities in other countries and enable manufactures to produce significant quantities of moderately priced quality footwear and handbags.

Kenneth Cole Reaction

     Kenneth Cole Reaction brand women's footwear, introduced in 1994, is more casual in nature and includes footwear styles that are constructed with rubber soles. Kenneth Cole Reaction branded women's footwear is designed for the workplace as well as outside the office, with an emphasis on comfort, contemporary styling and perceived value. The targeted consumer is sophisticated, influenced by brand recognition and demands a certain quality level that an established designer label ensures. Kenneth Cole Reaction footwear is targeted to compete in the largest single category of women's footwear sold in department stores, "women's better casual" footwear.Kenneth Cole Reaction is priced to sell below the price points of the Kenneth Cole line. The majority of the line retails in the $60-80 price range and, each season, includes approximately 25 styles.

     Kenneth Cole Reaction branded men's footwear combines an outdoor look with more fashionable styling. The line retails in the $90-130 price range and includes approximately 15 styles.

     Kenneth Cole Reaction branded handbags are designed to be multi functional with a contemporary look and are primarily made of non-leather trend fabrications, such as nylon, microfiber and straw. Kenneth Cole Reaction brand handbags are one of the fastest growing products of the Company, generally retail in the $40-$70 price range and include approximately 35 styles each season.

Divisions

     The Company distributes its products through wholesale distribution channels and its own Kenneth Cole retail and outlet stores. During the periods presented below, the percentage of net sales contributed by the Company's wholesale (including catalog) and retail divisions were as follows:

                                      Year Ended
                                     December 31
                        ------------------------------------
                        1996            1995            1994
                        ----            ----            ----

   Wholesale             78%             84%             90%
   Retail                22              16              10
   Total                100%            100%            100%
                        ===             ===             ===

Wholesale Operations

     The Company's wholesale strategy is to provide affordable fashion accessories as well as marketing and management support to its wholesale customers. The Company provides this support by producing strong image advertising campaigns, offering creative, quality products and maintaining adequate inventory levels of new products as well as products included in the Company's open its products stock program. The Company employs 16 independent wholesale agents to sell its products and to manage its relationships with its wholesale customers, including analyzing and monitoring their selling information.

     The Company's products are distributed to more than 800 wholesale accounts for sale in more than 2,500 store locations in the United States. The Company markets its branded products to major department stores and chains, such as the department store divisions of Dayton Hudson Corporation, Dillard Department Stores, Inc., Federated Department Stores (including Macy's, Bloomingdales, and Burdines), The May Department Stores Company (including Lord & Taylor and Foley's) and Nordstrom, Inc., and upscale specialty retailers, such as Neiman Marcus and Saks Fifth Avenue. In addition, the Company sells out-of-season branded products and overruns principally to The Marmaxx Group (formerly T.J. Maxx and Marshalls) and through the Company's outlet stores. In addition, the Company sells its products, directly or through distributors, to wholesale customers in Australia, Canada, Hong Kong, Japan, Thailand, the Philippines and Singapore.

     The Company markets its product lines and introduces new styles at separate industry-wide footwear and leathergoods shows which occur several times annually in New York and Las Vegas and at regional shows throughout the year. These shows also afford the Company the opportunity to assess preliminary demand for its products. After each show, the Company's wholesale agents and corporate account specialists visit customers to review the Company's product lines and to secure purchase commitments. The Company's products are also displayed at separate leathergoods and footwear showrooms in New York.

     Private Label

     In response to the growing demand among retailers for private label products, the Company designs, develops and sources private label footwear and leathergoods for selected retailers. These private label customers include, among others, major retailers that do not purchase the Company's brands, such as Sears, Roebuck and Co., J.C. Penney, and Mervyns. Private label footwear sales commenced in 1992 and private label handbag sales commenced in January 1994.

     The retail industry has experienced significant changes and difficulties over the past several years, including consolidation of ownership, increased centralization of buying decisions, restructurings, bankruptcies and liquidations. Although to date these developments have not had a material adverse effect on the Company, the Company cannot predict what effect, if any, continued changes within the retail industry will have on the Company's results from operations.

Retail Operations

     The Company continues to pursue several strategies to enhance and expand its retail operations. At December 31, 1996 the Company operated 24 specialty retail stores and 10 outlet stores under the Kenneth Cole name and one outlet store under the Unlisted name.

     The Company's retail stores are primarily operated to develop consumer recognition of its brand names and to provide a showcase for Kenneth Cole branded products marketed by the Company and its licensees. The Company believes that these stores compliment its wholesale business by building brand awareness. In addition, Kenneth Cole retail stores enable the company to reach consumers who prefer the environment of a specialty store. Approximately 20% to 25% of the Company's retail store products are sourced exclusively for such stores which differentiates the product mix of its stores from that of its wholesale customers. The Company opened seven retail stores in 1996 and plans to open 5-6 new stores in 1997.

     At December 31, 1996, the Company operated eleven outlet stores. The Company establishes its outlet stores to enable it to sell a portion of its excess wholesale inventory and to dispose of excess inventory from its retail stores and catalog distribution in a manner which it believes does not have an adverse impact on its wholesale customers and the Company's retail operations. The Company generally does not make a style available in its outlet stores or to off-price retailers until wholesale customers have taken their first markdown on that style. The Company anticipates that as higher levels of sales are achieved and additional retail stores are opened, it will require additional outlet stores. The Company opened four outlet stores in 1996 and plans to open 4-5 new stores in 1997.

     The Company believes that the Kenneth Cole brand name has developed into the upper echelon of American designers and seeks to propel the brand into global recognition. As such, the company is planning to open a flagship store that will serve as a showcase for all of its products and further enhance the strength of the Kenneth Cole brand name.

     The success of its stores, and the opening and success of any stores to be opened this year and in future years, will depend on various factors, including general economic and business conditions affecting consumer spending, the acceptance by consumers of the Company's retail concept, the ability of the Company to manage such expansion and hire and train personnel, the availability of desirable locations, the negotiation of acceptable lease terms for new locations and the expansion of the Company's management information systems to support the growth of its retail operations. The Company believes that its retail stores further enhance the Company's image and represent an opportunity for revenue and earnings growth.

Licensing

     The Company views entering into licensing agreements as a vehicle to further extend its product offerings and enhance consumer awareness of its brands. The Company considers entering into licensing, joint venture and distribution agreements with respect to certain products if such arrangements provide more effective sourcing, marketing and distribution of such products than could be achieved internally. The Company continues to pursue opportunities in new product categories which are believed to be complimentary to its existing product lines.

     Licensees range from small to medium size manufacturers to companies which are among the industry leaders in their respective product categories. The Company selects licensees that it believes can produce and service quality fashion products consistent with the Kenneth Cole, Unlisted and Kenneth Cole Reaction brand images. The Company's licensing department communicates the Company's design ideas to and coordinates all marketing efforts with its licensees. The Company generally grants licenses for three to five years with renewal options, limits licensees to certain territorial rights, and retains the right to terminate the license if certain specified sales levels are not attained. Each license provides that the Company has the right to review, inspect and/or approve all designs, the quality of the products and any use of its trademarks.

     The following table summarizes the Company's licensed product categories:

Product Category                       Kenneth Cole        Reaction         Unlisted
----------------                       ------------        --------         --------
Men's Neckwear                              X
Men's Scarves                               X
Men's Tailored Clothing                     X
Men's Jewelry                               X
Men's and Women's Optical Frames            X
Women's Hosiery                             X
Women's Scarves & Wraps                     X
Men's Sportswear                            X                 X
Men's Leather & Fabric Outerwear            X                 X
Men's/Women's Watches                       X                 X
Women's Leather & Fabric Outerwear          X                 X
Luggage/Men's Small Leather Goods           X                 X
Men's/Women's Sunglasses                    X                 X                X
Women's Small Leather Goods                 X                 X                X
Men's/Women's Belts                         X                                  X

     All of the Company's licensees and distributors are required to contribute a percentage of their net sales of Kenneth Cole products, subject to minimum amounts, to the advertisement and promotion of the Kenneth Cole Trademark.

International

     The Company sells its products, directly or through distributors, to wholesale customers in Australia, Canada, Hong Kong, Japan, Thailand, the Philippines and Singapore. During 1997, the Company intends to expand its international licensing and wholesale distribution programs as a means of developing global brand recognition and creating additional wholesale markets for its products.

     At December 31, 1996, the Company operated one store in the Netherlands and licensed the Kenneth Cole retail store format to its joint venture in Hong Kong and to a third party in Singapore The store licensee acquires Kenneth Cole branded products through the Company and its licensees. The licensed store's format and product mix are similar to that of the Company's Kenneth Cole retail stores. In connection with the Company's business strategy of enhancing and expanding its retailing operations, the Company is considering certain licensing, joint venture and distribution agreements with respect to opening additional retail stores internationally.

Design

     The Company was founded by Kenneth D. Cole, Chief Executive Officer and President, and its success to date is largely attributable to his design talent, creativity and marketing abilities. The Company selects designers on the basis of their ability to understand consumers' preferences and on their ability to originate and define fashion trends as well as to anticipate and react to changing consumer demands in a timely manner.

     The Company maintains design and marketing committees for each of its product lines that are responsible for the creation, development and marketing of new product styles. The Company's design committees constantly monitor fashion trends and search for new inspirations. Members of the various committees travel extensively to assess fashion trends in Europe, the United States and Asia and work closely with retailers to monitor consumer preferences. In addition, the Company's design committees meet frequently to share ideas and discuss fashion trends occurring within each of the market segments served by the Company.

     The process of designing and introducing a new product takes approximately three to four months. Design committee members work together to create a design which they believe fits the Company's image, reflects current or approaching trends and can be manufactured cost-effectively. Once the initial design is complete, a prototype is developed, reviewed and refined prior to commencement of production.

     In order to reduce the impact of changes in fashion trends on the Company's product sales and increase the profitability of the Company's products to its wholesale customers, the Company continuously seeks to develop new core basic product styles which remain fashionable from season to season without significant changes in design or styling. Since these core basic products are seasonless, retailers' inventories of core basic products tend to be maintained throughout the year and reordered as necessary, primarily through electronic data interchange.

Sourcing

     The Company does not own or operate any manufacturing facilities and sources its branded and private label products directly or indirectly through independently owned manufacturers in Italy, Spain, Brazil, India, China and Korea. The Company maintains offices in Florence, Italy and Hong Kong and generally has long-standing relationships with several independent buying agents to monitor the production, quality and timely distribution of the Company's products from its manufacturers. The Company sources each of its product lines separately based on the individual design, styling and quality specifications of such products.

     The Company attempts to limit the concentration of manufacturing with any one manufacturer. However, approximately 14% and 28% of the dollar value of Kenneth Cole women's footwear purchases in 1996 and 1995, respectively, were produced by a single manufacturer in Spain and approximately 34% and 44% of the dollar value of total leathergoods purchased by the Company in 1996 and 1995, respectively, were produced by two manufacturers in India. These manufacturers, however, subcontract a significant portion of such purchases to ensure the consistent and timely delivery of quality products. The Company is the largest customer of these manufacturers and has established long-standing relationships with them. While the Company believes it has alternative manufacturing sources available to meet its current and future production requirements, there can be no assurance that in the event the Company is required to change from current manufacturers, alternative suppliers will be available on terms comparable to the company's existing arrangements.

     In advance of the Fall and Spring selling seasons, the Company works with its manufacturers to develop product prototypes for industry trade shows. During this process, the Company works with the manufacturers to determine production costs, materials, break-even quantities and component requirements for new styles. Based on indications from the trade shows and initial purchasing commitments from wholesalers, the Company places production orders with the manufacturers. As a result of the need to maintain in-stock inventory positions, the Company places manufacturing orders for open stock and certain fashion products prior to receiving firm commitments. Once an order has been placed, the manufacturing and delivery time ranges from three weeks to four months depending on whether it is currently in production or a new product. Throughout the production process, the Company monitors product quality through inspections at both the factories and upon receipt at its warehouses. To reduce the risk of overstocking, the Company monitors sell-through data on a weekly basis and seeks input on product demand from wholesale customers to adjust production when needed.

Advertising and Marketing

     The Company believes that advertising to promote and enhance the Kenneth Cole and Kenneth Cole Reaction brands is an intricate part of its long term growth strategy. The Company believes that its award-winning advertising campaigns, which have brought it national recognition for their focus on current events and social issues, have resulted in increased sales and consumer awareness of its branded products. The Company's advertisements appear in magazines such as Vogue, Vanity Fair, Details, GQ, Glamour and Marie Claire, newspapers and outdoor advertising media. All of the Company's licensees are required to contribute a percentage of their net sales of licensed product, subject to minimums, to the advertising and promotion of the Kenneth Cole
Trademark. In addition, selected personal appearances by Kenneth Cole and charitable programs have been utilized to further enhance the Company's image. The Company employs an advertising and public relations staff to implement these efforts.

     In order to continue to strengthen brand awareness of its products and increase sales, the Company is actively involved in the development of marketing and merchandising programs. As part of this effort, the Company utilizes cooperative advertising programs, sales promotions and produces consumer catalogs which feature a variety of Kenneth Cole and Kenneth Cole Reaction branded products marketed by the Company and its licensees. In addition, the Company has, on a limited basis, worked with customers to develop distinctive catalogs which market the Company's products and to develop point of sale displays.

     An important developing aspect of the Company's marketing efforts is the creation of shop-in-shops, where an entire collection of the Company's branded products is featured, along with focus areas, where specific product categories are highlighted. These shop-in-shops and focus areas create an environment that is consistent with the Company's image and enables the retailer to display and stock a greater volume of the Company's products per square foot of retail space. In addition, these shop-in-shops and focus areas encourage longer term commitment by the retailer to the Company's products and enhance consumer brand awareness.

Distribution

     During 1996, the Company relocated and entered into a six year lease for a 244,000 square foot distribution and administrative facility located in New Jersey. The new facility will be able to support the continued growth of the Company's business. The Company also utilizes a public warehouse located in California. Upon completion of manufacturing, the Company's products are inspected, bar coded (in the case of most footwear), packed and shipped by ocean or air to the United States. The Company utilizes fully integrated information systems to facilitate the receipt, processing and distribution through its New Jersey distribution facility. The products are then shipped to the Company's wholesale customers either in bulk or under its open stock program. The Company's open stock program allows its wholesale customers to reorder core basic styles in a range of colors and sizes for immediate shipment. While the open stock program requires an increased investment in inventories, the Company believes this program is an important service for its wholesale customers by allowing them to manage inventory levels more effectively.

     The Company produces consumer catalogs which feature a variety of Kenneth Cole and Kenneth Cole Reaction branded products. Catalog order taking and fulfillment is currently performed by a third party service located in Virginia.

Management Information Systems

         Sophisticated information systems are essential to the Company's ability to maintain its competitive position and to support continued growth. The Company's management information system was designed to provide, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution and marketing aspects of the Company's business. The Company has also installed an electronic data interchange ("EDI") system which provides a computer link between the Company and certain of its wholesale customers that enables both the customer and the Company to monitor purchases, shipments and invoicing. The Company's EDI system also improves the efficiency of responding to customer needs. The Company is expanding its use of bar codes to enhance the efficiency of the EDI system as well as for the Company's own inventory tracking needs. In its retail stores, the Company uses point-of-sales registers to capture sales data and track inventories. The Company regularly evaluates the adequacy of its management information systems and upgrades such systems to support its growth. However, the Company's failure to continue to upgrade its management information systems necessary to support growth or expansion could have a material adverse effect on the Company's financial condition and its results of operations.

Trademarks

     The Company, through its wholly-owned subsidiary, K.C.P.L., Inc., owns federal registrations for the trademarks Kenneth Cole, Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted. Each of the federal registrations are currently in full force and effect and are not the subject of any legal proceedings. In addition, the Company has several pending federal applications in the United States Patent and Trademark office for trademarks and service marks including Kenneth Cole Collection and Reaction. Moreover, the Company is expanding its current international registrations in numerous countries in Asia, South America, Europe and elsewhere. The Company regards its trademarks and other proprietary rights as valuable assets in the marketing and distribution of its products, and fully intends to maintain and renew the registrations as well as vigorously defend against infringements.

Competition

     Competition in the footwear and leathergoods industries is intense. The Company's products compete with other branded products within their product category as well as with private label products sold by retailers, including some of the Company's customers. In varying degrees depending on the product category involved, the Company competes on the basis of style, price, quality, comfort and brand prestige and recognition, among other considerations. The Company also competes with numerous manufacturers, importers and distributors of footwear and accessories for the limited shelf-space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows access by new market entrants. Some of the Company's competitors are larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than the Company.

Foreign Operations

     The Company's business is subject to risks of doing business abroad, such as fluctuations in currency exchange rates, labor unrest, political instability and the imposition of additional regulations relating to imports, including quotas, duties or taxes and other charges on imports. While these factors have not had a material adverse impact on the Company's operations to date, there can be no assurance that they will not have a material adverse affect on the Company's operations in the future.

     In order to reduce the risk of exchange rate fluctuations, the Company regularly enters into forward exchange contracts to protect the purchase price under its agreements with its manufacturers or purchases products in United States dollars. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. While the Company believes that its current procedures with respect to the reduction of risk associated with currency exchange rate fluctuations is adequate, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse effect on the results of operations of the Company.

Government Regulation

     Although the majority of the goods sold by the Company are not currently subject to quotas, countries in which the Company's products are manufactured may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products. In addition, the United States may impose new duties, tariffs and other restrictions on imported products, any of which could have a material adverse affect on the Company's operations and its ability to import its products at the Company's current or increased quantity levels. In accordance with the Harmonized Tariff Schedule, a fixed duty structure in effect for the United States, the Company pays import duties on its products ranging from approximately 6% to 38%, depending on the principal component of the product. Other restrictions on the importation of footwear and the Company's other products are periodically considered by the United States government and no assurance can be given that tariffs or duties on the Company's goods may not be raised, resulting in higher costs to the Company, or that import quotas respecting such goods may not be imposed or made more restrictive.

     A significant portion of the Company's products are manufactured in and imported from China. The Company's operations and its ability to import products from China at current tariff levels could be materially and adversely affected if the "most favored nation" status granted to China by the United States government for trade and tariff purposes is terminated. As a result of such status, products imported by the Company from China currently receive the lower tariff rates made available to most of the United States' major trading partners. While China has been granted "most favored nation" status in every year since 1979, there can be no assurance that the United States will continue to grant China "most favored nation" status in the future. In the event that such status is not renewed in future years, tariff level on imports from China could rise significantly and could have a material adverse effect on the Company's results of operations. However, the Company believes that it would be able to shift production of certain goods to other countries on a cost effective basis and to continue to produce in China those goods subject to lower tariff rates.

Customers Under Common Control

     The Company's department store customers include major United States retailers, certain of which are under common ownership. When considered together as a group under common ownership, sales to the department store customers which were owned by Federated Department Stores represented 14.2% and 15.8% of the net sales of the Company for the years ended 1996 and 1995, respectively. The Company's ten largest customers represented 51% and 53% of the Company's net sales for the years ended December 31, 1996 and 1995, respectively. While the Company believes that purchasing decisions have generally been made independently by each division within a department store group, there is a trend among department store groups toward centralized purchasing decisions of their divisions.

Backlog

     At December 31, 1996 and 1995, the Company had unfilled wholesale customer orders of $28.9 million and $23.4 million, respectively. The Company's backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks, and wholesale customer purchases of its core basic products through the Company's open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual actual shipments.

Employees

     At December 31, 1996, the Company had approximately 600 employees, 140 of whom are covered under a collective bargaining agreement with a local affiliate of the International Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union. The Company considers its relationships with its employees to be satisfactory.

Directors and Executive Officers

Name                       Age      Present Position
----                       ---      ----------------
Kenneth D. Cole........    43       President and Chief Executive Officer
Paul Blum..............    37       Executive Vice President
Stanley A. Mayer.......    49       Executive Vice President and Chief Financial Officer
Susan Hudson...........    37       Vice President Men's Division
Dick Prout.............    52       Vice President
Maria C. Cole..........    35       Director
Robert Grayson.........    51       Director
Denis F. Kelly.........    47       Director
Jeffrey G. Lynn........    47       Director

     Kenneth D. Cole, age 43, has served as the Company's President and Chief Executive Officer since its inception in 1982. Mr. Cole was a founder, and from 1976 through 1982, a senior executive of El Greco, Inc., a shoe manufacturing and design company which manufactured Candie's women's shoes.

     Paul Blum, age 37, has served as Executive Vice President since 1996 and as Senior Vice President of the Company from 1992 through 1996. From 1982 until 1990, Mr. Blum served as Vice President and was a principal shareholder of The Blum Co., a fashion accessory firm, the assets of which were purchased in 1990 by the Company.

     Stanley A. Mayer, age 49, has served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since March 1988 .
From 1986 until joining the Company, Mr. Mayer held the position of Vice President-Finance and Administration of Swatch Watch USA, Inc. Mr. Mayer was the controller of the Ralph Lauren and Karl Lagerfeld womenswear divisions of Bidermann Industries, USA, Inc. from 1979 until 1986.

     Richard Prout, age 52, is, and for more than the past five years has been, the sole shareholder and employee of Dick Prout Enterprises, Inc., a corporation that has been engaged by the Company to direct the operations of its landed branded line of products.

     Susan Q. Hudson, age 37, has served as Vice President in charge of men's footwear since 1990. Prior to joining the Company, Ms. Hudson was at LA Gear, where she served as Regional Sales Manager.

     Maria Cuomo Cole, age 35, is the Chairperson of H.E.L.P., a position she has held since January 1993. From time to time, Ms. Cole has acted as a consultant to the Company with respect to public relations. From 1987 to 1992, Ms. Cole was a partner in C.A. Associates, a public-relations firm based in New York City which provided public-relations services to the Company.

     Robert C. Grayson, age 51, is the Chairman, President and CEO of Berglass-Grayson Associates (BGA), a consulting firm. From 1992-1996, Mr. Grayson served initially as an outside consultant to Tommy Hilfiger Corp., a wholesaler and retailer of men's sportswear and boyswear, and later accepted titles of Chairman of Tommy Hilfiger Retail, Inc. and Vice Chairman of Tommy Hilfiger Corp. From 1970 to 1992, Mr. Grayson served in various capacities for Limited Inc., including President and CEO of Lerner New York from 1985 to 1992, and President and CEO of Limited Stores from 1983 to 1985.

     Denis F. Kelly, age 47, is a Managing Director and the head of the Mergers and Acquisitions Department at Prudential Securities Incorporated since July 1993. From 1991 until 1993, Mr. Kelly was President of Denbrook Capital Corp., a merchant banking firm. Mr. Kelly was at Merrill Lynch from 1980 to 1991, where he served as Managing Director, Mergers & Acquisitions from 1984 to 1986, and then as a Managing Director, Merchant Banking, from 1986 to 1991.

     Jeffrey G. Lynn, age 47, has been the Chairman, President and Chief Executive Officer of Dunham's Athleisure Corp., a specialty retailer of sportswear, since 1987. Mr. Lynn joined Dunham's Athleisure Corp. in 1985 and served as President until 1987. Prior to 1985, he served as Executive Vice
President of the Musicland Group, a specialty retailer of audio/video entertainment software.

Item 2.  Properties

     The Company leases its 26,000 square foot executive office and showroom located in New York, New York under a lease which expires December 31, 2006.

     During 1996, the Company relocated and entered into a lease for the use of 244,000 square feet of distribution and administrative office space in Secaucus, New Jersey. The new facility replaces the 63,000 square foot distribution and office facility located in Secaucus, New Jersey. The term of the lease for the new distribution and office facility expires on June 29, 2002. The Company also leases a 23,500 square foot facility in Secaucus used for outlet store space and as a warehousing facility. The Company has technical and administrative offices in Florence, Italy and Hong Kong. The Company does not own or operate any manufacturing facilities.

     At December 31, 1996 the Company operated 24 retail stores and 11 outlet stores, all of which were leased. Generally, the leases provide for an initial term of five to ten years, with renewal options permitting the Company to extend the term thereafter.

     As the Company continues to expand it will require alternative and/or additional office space. Accordingly, the Company is currently evaluating alternative and/or additional locations that will satisfy its projected space requirements.

Item 3.  Legal Proceedings

     In 1992, legal action was commenced against the Company in the Supreme Court of the State of New York situated in New York County. The complaint alleged that the Company had breached its obligations under a lease with the plaintiff for the rental of office space in New York City and, as amended, sought damages of approximately $851,000, representing all rent then due under the lease.

     In January 1994, a second action was commenced against the Company by the plaintiff in the Supreme Court of the State of New York situated in New York County for additional rent due under the lease. The complaint, as amended, sought total damages of approximately $789,000.

     During 1996, the Company paid $846,000 and $608,000, respectively, in satisfaction of all plaintiff's claims in the two actions mentioned above, exclusive of the plaintiff's claim for attorneys fees. The Company has established a reserve for the anticipated amount of attorney fees with respect to this matter.

     The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation that would have a material adverse effect on its business or operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The  Company's  Class A Common Stock is listed and traded  (trading  symbol
KCP) on the New York Stock Exchange ("NYSE"). On October 17, 1995, the Board of Directors declared a two-for-one stock split, to be effected in the form of a stock dividend. Shareholders of record on October 27, 1995 received one additional share of the Company's Class A Common Stock and Class B Common Stock for each share of Class A Common Stock and Class B Common Stock held.

On March 24, 1997 the closing sale price for the Class A Common Stock was $19.75. The following table sets forth the high and low sale prices for the Class A Common Stock for each quarterly period for 1995 and 1996, as reported on the NYSE Composite Tape (1):

         1995:                          High                 Low
                                        ----                 ---
First Quarter                           13 3/8               9 1/16
Second Quarter                          16 13/16             11 3/4
Third Quarter                           20                   16 1/16
Fourth Quarter                          22 1/2               17 3/8

         1996:
First Quarter                           19 1/4               11 3/4
Second Quarter                          20 1/2               17 1/8
Third Quarter                           20 3/8               15 1/8
Fourth Quarter                          20 1/4               14 1/2

     (1)  All per share amounts have been restated to reflect the stock split.

     The number of shareholders of record of the Class A Common Stock on March 24, 1997 was 46.

     There is one holder of record of Class B Common Stock and 5,785,398 shares of Class B Common Stock are issued and outstanding. There is no established public trading market for the Company's Class B Common Stock.

Dividend Policy

     The Company intends to retain its earnings to finance the development, expansion and growth of its existing business. Accordingly, the Company does not anticipate paying cash dividends on its Class A Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the financial condition of the Company and general business conditions.

Item 6.  Selected Financial Data


     The following selected financial data is derived from the financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.



                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                             1996             1995             1994           1993             1992
                                                             ----             ----             ----           ----             ----
                                                                           (dollars in thousands, except share data)
Income Statement Data:
Net sales .........................................    $    148,258    $    113,828     $     84,893    $     60,831    $     46,049
Cost of goods sold ................................          86,919          67,382           50,166          36,132          28,741
Gross profit ......................................          61,339          46,446           34,727          24,699          17,308
Licensing and other income ........................           3,575           1,856              795             514             332
Selling and general administrative
    expense(1) ....................................          43,048          30,608           21,246          16,836          12,347
Executive officers' compensation (2)  .............           1,200           1,350            1,530           4,176           1,879
Loss on abandonment of leasehold
   improvements and equipment (3) .................             106                                              147           269 9
Operating income ..................................          20,560          16,344           12,746           4,054           3,145
Interest (income) expense, net ....................              22             (30)              25             180             298
Income before provision for income taxes ..........          20,538          16,374           12,721           3,874           2,847
Provision for income ..............................           8,251           6,550            2,894             351             252
Net income ........................................          12,287           9,824            9,827           3,523           2,595
Earnings per share ................................    $        .90    $        .72
Weighted average shares of common
stock outstanding .................................      13,578,326      13,575,572

Pro Forma Income Statement Data:(4)
Net sales .........................................                                     $     84,893    $     60,831
Cost of goods sold ................................                                           50,166          36,132
Gross profit ......................................                                           34,727          24,699
Licensing and other income ........................                                              795             514
Selling, general and administrative expenses (1) ..                                           21,246          16,836
Executive officers' compensation ..................                                            1,530           1,471
Loss on abandonment of leasehold improvements
 and equipment (3) ................................                                              147
Operating income ..................................                                           12,746           6,759
Interest, net .....................................                                               25             180
Income before provision for income taxes ..........                                           12,721           6,579
Provision for income taxes ........................                                            5,088           2,609
Net income ........................................                                            7,633           3,970
Supplementary pro forma net income per share ......                                      $       .60     $       .33
Supplementary pro forma shares outstanding (5) ....                                       12,689,640      11,909,148

                                                 As At December 31,
                                                 ------------------
                                     1996     1995     1994     1993     1992
                                     ----     ----     ----     ----     ----
                                                       (dollars in thousands)
Balance Sheet Data:
Working capital..............       $37,023  $27,309  $18,701   $7,449   $5,021
Total assets.................        65,255   43,307   31,886   20,307   12,355
Total debt, including current
   maturities................           489      102      166    1,858      516
Total shareholders' equity...        46,599   33,489   22,356    8,454    5,978




(1) Includes shipping and warehousing expenses. Includes non-recurring charges of approximately $950,000 and $345,000 in 1993 and 1992, respectively, for rent expense relating to vacated office space.
(2) Includes in 1993 (a) amounts paid to Kenneth Cole as additional compensation to enable him to pay his taxes attributable to the Company's S Corporation earnings and (b) a one-time bonus to an executive officer of $245,000 paid in the form of shares of Class A Common Stock.
(3) Reflects losses on abandonment of leasehold improvements and equipment (a) in 1996 and 1993 resulting from the decision to move its distribution and administrative offices and (b) in 1992 resulting from the relocation of the Company's principal offices.
(4) Reflects the effect on the historical income statement data for the year ended December 31, 1994 and 1993 as if the Company's initial public offering, which was consummated in June 1994, had been completed as of January 1, 1993 and the Company (a) paid to its executive officers aggregate annual compensation of $1,471,000 in 1993, which represents the annual base salary payable to the Company's executive officers under their respective employment agreements, and the estimated amortization of compensatory stock options granted to an executive officer and (b) was treated as a C Corporation filing on a consolidated return basis for income tax purposes, with an assumed effective income tax rate of 40%.
(5) For 1993, supplementary pro forma shares includes 4,685,522 shares of Class A Common Stock (including 2,058,064 shares sold at the Company's initial public offering, the proceeds of which were used to repay short-term borrowings of $11,484,000) and 7,096,542 shares of Class B Common Stock, increased by 127,084 shares of Class A Common Stock representing the common stock equivalents derived from applying the treasury stock method to the exercise of options granted to an officer of the Company to purchase 200,000 shares of Class A Common Stock at $2.1875 per share.

     For 1994, supplementary pro forma shares includes (i) the weighted average shares outstanding during the period (12,463,360) and (ii) the assumed exercise of options for the purchase of 222,950 and 373,900 shares of Class A Common Stock at $2.1875 and 6.00 per share respectively.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this document.

Results of Operations

     The Company's net sales and operating income have increased at compounded annual growth rates of approximately 35% and 45%, respectively, since 1993, principally as a result of increased wholesales sales of its branded footwear and handbags and increased revenues generated from the higher number of retail and outlet stores. Net income increased 25% to $12.3 million compared to net income of $9.8 million in 1995. Net income for 1996 and 1995 reflects income taxes with an effective tax rate of 40%. Pro forma net income reflects income taxes as if the Company had been a "C" Corporation for all periods in 1994 with an effective tax rate of 40%.

     The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

                                                                         Year Ended December 31,
                                                                         -----------------------

                                                                      1996    1995        1994
                                                                  -------------------------------
Net sales......................................................      100.0%   100.0%     100.0%
Cost of goods sold.............................................       58.6     59.2       59.1
                                                                  -------------------------------
Gross profit...................................................       41.4     40.8       40.9
Licensing and other income.....................................        2.4      1.6        0.9
Selling, general and administrative expenses(1)................       29.9     28.0       26.8
Operating income...............................................       13.9     14.4       15.0
Income before provision for income taxes.......................       13.9     14.4       15.0
Provision for income taxes.....................................        5.6      5.8        3.4
                                                                  -------------------------------
Net income.....................................................        8.3      8.6       11.6
                                                                  -------------------------------
Pro forma net income...........................................        N/A         N/A     9.0
*                                                                  ==============================

(1)  Includes shipping and warehousing expenses.


1996 Compared to 1995

     Net sales were $148.3 million in 1996 compared to $113.8 million in 1995, an increase of $34.5 million or 30.3%. Net sales of the Company's wholesale operations, excluding sales to its retail division, increased $20.4 million or 21.3% to $116.1 million in 1996 from $95.7 million in 1995. Wholesale sales increased due to increased brand awareness, continued growing consumer acceptance and the strengthening of the Company's three distinct brands, Kenneth Cole, Unlisted and Kenneth Cole Reaction. The Company's retail and outlet stores sales increased $14.1 million, or 78%, from $18.1 million to $32.2 million. This increase reflects a 5.4% comparable store sales gains and the opening of seven retail stores and four outlet stores in 1996.

     Gross profit was $61.3 million in 1996, an increase of $14.9 million or 32.1% from $46.4 million in 1995. As a percentage of net sales, gross profit increased to 41.4% in 1996 from 40.8% in 1995. The increase in gross profit as a percentage of net sales was primarily attributable to the relative increase in retail operations which produce higher margins than wholesale operations.

     Revenues from royalties increased 93% from $1.9 million in 1995 to $3.6 million in 1996. This increase primarily results from an increase in sales of existing licensed products, including men's and women's leather outerwear and new license agreements which introduced several new product offerings.

     Selling, general and administrative expenses increased $12.4 million to $44.4 million in 1996 from $32.0 million in 1995. The increase is due to volume related expenses, including the hiring of new personnel, necessary to support the increase in revenue of the Company's wholesale and retail operations. As a percentage of net sales, selling, general and administrative expenses increased to 29.9% from 28.0% due to the continued expansion of the Company's retail division which operates at a higher cost structure than its wholesale operations.

     As a result of the foregoing, operating income increased 26% in 1996 to $20.6 million (13.9% of sales) from $16.3 million (14.4% of sales) in 1995.

1995 Compared to 1994

     Net sales were $113.8 million in 1995 compared to $84.9 million in 1994, an increase of $28.9 million or 34%. Net sales of the Company's wholesale operations, excluding sales to its retail division, increased $19.2 million or 25.1% to $95.7 million in 1995 from $76.5 million in 1994. This increase was primarily due to a $13.6 million or 28% increase in sales of Kenneth Cole branded product reflecting increased brand awareness and consumer acceptance. The Company's retail and outlet stores sales increased $9.7 million, or 115%, from $8.4 million to $18.1 million. This increase reflects a 12.7% comparable store sales gains and the opening of eight retail stores and five outlet stores in 1995.

     Gross profit was $46.4 million in 1995, an increase of $11.7 million or 33.7% from $34.7 million in 1994. As a percentage of net sales, gross profit decreased to 40.8% in 1995 from 40.9% in 1994. The decrease in gross profit as a percentage of net sales was attributable to additional markdowns that the Company recorded during the fourth quarter of 1995, partially offset by an increase in higher gross margins from sales generated by the Company's retail stores.

     Selling, general and administrative expenses were $32.0 million (28.0% of sales) in 1995 and $22.8 million (26.8% of sales) in 1994. The increase is due to the hiring of additional personnel to support wholesale and retail growth, the increase in the number of retail stores and higher marketing and production costs attributable to the Company's expanding catalog business and increased marketing efforts. The increase as a percentage of sales is primarily due to the increase in the number of retail stores, which carry a higher expense level than the wholesale division.

     As a result of the foregoing, operating income increased 28.3% in 1995 to $16.3 million (14.4% of sales) from $12.7 million (15.0% of sales) in 1994.


Liquidity and Capital Resources

     The Company relies primarily on cash flow from operations and borrowings under its line of credit to finance operations and growth. Net cash provided by operating activities in 1996 was $3.6 million. Cash (used in) provided by operations in 1995 and 1994 was $(.2) million and $4.9 million, respectively. The Company's primary funding requirements are to finance working capital and the continued growth of the business. This includes the purchase of inventory in anticipation of increased sales as well as the capital expenditures related to the expansion of the retail operations.

     During the first quarter of each year, the Company normally experiences negative cash flows from operations due to the build-up of inventory and the timing of collection of receivables (due from factors) relating to the peak spring sales period. Cash flows may vary from time to time as a result of seasonal requirements, the timing of the receipt of merchandise from suppliers and the delivery by the Company of the merchandise to its customers, the Company's open stock inventory program and the level of accounts receivable and due from factors balances. At December 31, 1996 and 1995, working capital was $36.9 million and $27.3 million, respectively.

     The Company sells substantially all of its accounts receivable to two factors without recourse. In circumstances where a customer's account cannot be factored without recourse, the Company may take other measures to reduce its credit exposure which could include requiring the customer to pay in advance or to provide a letter of credit covering the sales price of the merchandise ordered.

     The Company currently has a line of credit, as amended on November 8, 1996, under which up to $20.0 million is available to finance working capital requirements and letters of credit to finance the Company's purchases. Borrowings available under the line of credit are determined by a specified percentage of eligible accounts receivable and inventories and bear interest at
(i) the higher of The Bank of New York's prime lending rate or the Federal Funds rate plus 0.5% at the date of borrowing or (ii) a negotiated rate. In connection with the line of credit, the Company has agreed to eliminate all the outstanding balances under the facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain assets of the Company.

     Capital expenditures, which were primarily for leasehold improvements and furniture and fixtures associated with new store openings, were approximately $4.9 million, $3.4 million and $2.3 million for 1996, 1995 and 1994, respectively. The Company anticipates opening, in total, approximately 10 to 12 retail and outlet stores in 1997 requiring aggregate capital expenditures of approximately $3.0 million. In addition, the Company expects to spend approximately $2.0 million for the initial inventory requirements of the new stores.

     The Company anticipates that it will require increased capital expenditures to support its continued growth including an increase in its office and warehouse space and improvements to its management information systems.

     The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future, including requirements for its expansion, primarily with cash flow from operations, supplemented by borrowings under its line of credit.

     The retail industry has experienced significant changes and difficulties over the past several years, including consolidation of ownership, increased centralization of buying decisions, restructurings, bankruptcies and liquidations. Although to date these circumstances have not had a material adverse effect on the Company, the Company cannot predict what effect, if any, continued changes within the retail industry will have on the Company's cash flow from operations.

     The Company regularly purchases inventory in foreign currencies from manufacturers in Spain and Italy. In order to reduce the risks associated with currency exchange rates, the Company regularly enters into forward exchange contracts for the purchase of inventory at future dates, payable in foreign currencies. At December 31, 1996, forward exchange contracts totaling $2.1 million were outstanding with settlement dates ranging from January 1997 through March 1997. The Company expects to continue routinely to enter into additional foreign exchange contracts throughout the year. While the Company believes that its current procedures with respect to the reduction of risk associated with currency exchange rate fluctuations is adequate, there can be no assurance that such fluctuations will not have a material adverse effect on the results of operations of the Company in the future.

         The Company intends to retain its earnings to finance the development, expansion and growth of its existing business. Accordingly, the Company does not anticipate paying cash dividends on its Class A Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the financial condition of the Company and general business conditions.

Seasonality

     The Company's products are marketed primarily for Fall and Spring seasons, with slightly higher volume of wholesale products sold during the first and third quarters. The Company's retail operations generally experience their strongest results in the fourth quarter and their weakest in the first quarter.

Effects of Inflation

     The Company does not believe that the relatively moderate rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant effect on revenues or profitability.

Item 8. Financial Statements and Supplementary Data

     See page F-1 for a listing of the consolidated financial statements submitted as part of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Except for the information regarding directors and executive officers of the registrant, which is included in Part I, the information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 29, 1997 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 29, 1997 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 29, 1997 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 29, 1997 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by reference in response to this item.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) See page F-1 for a listing of consolidated financial statements submitted as part of this report.

(a) (2) All schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are shown in the financial statements or are inapplicable and therefore have been omitted.

(a) (3).  The following exhibits are included in this report.

Exhibit
  No.
  ---
                                         Description
                                         -----------

3.01 -- Restated Certificate of Incorporation of Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Fifth Avenue, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Productions, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Sunset, Inc., into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Union Street, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole West, Inc. into Kenneth Cole Productions, Inc., Certificate of Merger of Kenneth Cole Woodbury, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Kenneth Cole Leather Goods, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Unlisted into Kenneth Cole Productions, Inc. (Incorporated by reference to Exhibit 3.01 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

3.02 -- By-laws. (Incorporated by reference to Exhibit 3.02 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

4.01 -- Specimen of Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

10.01 -- Tax Matters Agreement, dated as of June 1, 1994, among Kenneth Cole Productions, Inc., Kenneth D. Cole, Paul Blum and Stanley A. Mayer. (Incorporated by reference to Exhibit 10.01 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

10.02 -- Term Loan Agreement, dated as of May 26, 1994, by and among Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of New York; Promissory Notes, dated May 26, 1994, issued by each of Kenneth Cole Leather Goods, Inc., Unlisted Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. to The Bank of New York; Shareholder Guaranty by and between Kenneth D. Cole and The Bank of New York, dated as of May 26, 1994; Subordination Agreement by and among Kenneth D. Cole, Kenneth Cole Productions, Inc., Kenneth
          Cole Leather Goods, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of New York, dated as of April 13, 1994; Reinvestment Agreement by and among Kenneth D. Cole, Kenneth Cole Productions, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of New York, dated as of May 26, 1994; Amendment No. 1 to the Term Loan Agreement and the Reinvestment Agreement by and among Kenneth D. Cole, Kenneth Cole Productions, Inc., Cole West, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc., Kenneth Cole Financial Services, Inc. and The Bank of New York, dated as of May 31, 1994. (Incorporated by reference to Exhibit 10.02 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

10.03 -- Line of Credit Letter, dated January 13, 1994, from The Bank of New York to Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc.; $7,500,000 Promissory Note, dated February 1, 1994 by Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods,
          Inc. and Unlisted, Inc. issued to The Bank of New York; Letter Agreement, dated December 16, 1993, between The Bank of New York and Kenneth Cole Productions, Inc., Unlisted, Inc., Kenneth Cole Leather Goods, Inc., Cole Productions, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Cole Woodbury, Inc., Cole Sunset, Inc. and Cole Fifth Avenue, Inc.; General Guarantees, dated December 16, 1993, in favor of The Bank of New

          York by Kenneth Cole Leather Goods, Inc. for Unlisted, Inc., by Kenneth Cole Leather Goods, Inc. for Kenneth Cole Productions, Inc., by Unlisted, Inc. for Kenneth Cole Productions, Inc., by Unlisted, Inc. for Kenneth Cole Leather Goods, Inc., by Kenneth Cole Productions, Inc. for Kenneth Cole Leather Goods, Inc., and by Kenneth Cole Productions, Inc. for Unlisted, Inc.; General Loan and Security Agreements, dated December 16, 1993, between The Bank of New York and each of Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc.; and Personal Guarantees of Mr. Kenneth D. Cole, dated December 16, 1993, in favor of The Bank of New York for Kenneth Cole Productions, Inc., Unlisted, Inc. and Kenneth Cole Leather Goods, Inc. (Incorporated by reference to Exhibit 10.03 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

          Line of Credit Letter, dated December 9, 1994 from The Bank of New York to Kenneth Cole Productions, Inc.; $7,500 Promissory Note, dated December 15, 1994 by Kenneth Cole Productions, Inc. issued to The Bank of New York; Letter of Termination of Personal Guarantees of Mr. Kenneth D. Cole, dated December 8, 1994, in favor of The Bank of New York for Kenneth Cole Productions, Inc., Unlisted, Inc. and Kenneth Cole Leather Goods, Inc. (Incorporated by reference to Exhibit 10.03 to the Company's 1994 Form 10-K).

10.03A $10,000 Promissory Note, dated July 31, 1995 by Kenneth Cole Productions, Inc. issued to The Bank of New York. (Previously filed as
          Exhibit 10.03A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

*10.04 -- Kenneth Cole Productions, Inc. 1994 Stock Option Plan. (Incorporated by reference to Exhibit 10.04 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

*10.05 -- Employment Agreement, dated as of April 30, 1994, between Kenneth Cole
          Productions,  Inc. and Kenneth D. Cole.  (Incorporated by reference to
          Exhibit 10.05 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

*10.06 -- Employment Agreement, dated as of April 30, 1994, between Kenneth Cole
          Productions, Inc. and Paul Blum. (Incorporated by reference to Exhibit
          10.06 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

*10.07 -- Employment Agreement, dated as of April 30, 1994, between Kenneth Cole
          Productions, Inc. and Stanley A. Mayer; Stock Option Agreement dated as of March 31, 1994 between Kenneth Cole Productions, Inc. and Stanley A. Mayer. (Incorporated by reference to Exhibit 10.07 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

          Stock Option Agreement dated as of June 1, 1994, between Kenneth Cole Productions, Inc. and Stanley A. Mayer; Stock Option Agreement dated as of July 7, 1994, between Kenneth Cole Productions, Inc. and Stanley
          A. Mayer (Incorporated by reference to Exhibit 10.07 to the Company's 1994 Form 10-K).

10.08 -- Collective Bargaining Agreement by and between the New York Industrial Council of the National Fashion Accessories Association, Inc. and Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, dated as of April 25, 1987; Memorandum of Agreement by and between the New York Industrial Council of the National Fashion Accessories Association, Inc. and Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union, dated as of June 16, 1993. (Incorporated by reference to Exhibit 10.08 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

10.09 Memorandum of Agreement between the New York Industrial Council of the National Fashion Accessories Association Inc. and Local 1 Leather Goods, Plastics, Handbags, and Novelty Workers Union, Division of
          Local 342-50 United Food and Commercial Workers Union (Previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

10.10 Employment Agreement between Kenneth Cole Productions, Inc., and Paul Blum. Previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorprated herein by reference).

+10.11    Sublease  Agreement,   dated  June  17,  1996,  between  Kenneth  Cole
          Productions, Inc. and Liz Claiborne Accessories, Inc.

+21.01 -- List of Subsidiaries.

+23.01    Consent of Ernst & Young LLP

+27       Financial Data Schedule

----------------------------

* Management contract or compensatory plan or arrangement required to be identified pursuant to Item 14(a) of this report.

+         Filed herewith.



(b) Reports on Form 8-K

         None.

(c) See (a) (3) above for a listing of the exhibits included as a part of this report.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                   Index to Consolidated Financial Statements

                                                                         Page
                                                                         ----

Report of Independent Auditors........................................    F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995..........    F-3

Consolidated Statements of Income for the years ended
   December 31, 1996, 1995 and 1994...................................    F-5

Consolidated Statements of Changes in Shareholders' Equity
   for the years ended December 31, 1996, 1995 and 1994...............    F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994...................................    F-7

Notes to Consolidated Financial Statements............................    F-8

                         Report of Independent Auditors

Board of Directors and Shareholders
Kenneth Cole Productions, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kenneth Cole Productions, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                      ERNST & YOUNG LLP
New York, New York
February 25, 1997

                 Kenneth Cole Productions, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                       December 31,
                                                                                 1996               1995
                                                                           -----------------------------------
Assets
Current assets:
     Cash                                                                  $     1,626,000    $    2,204,000
     Due from factors                                                           17,976,000        13,898,000
     Accounts receivable, less allowance for doubtful accounts
       of $65,000 in 1996, and $30,000 in 1995                                   3,339,000         2,316,000
     Inventories                                                                29,265,000        16,361,000
     Prepaid expenses and other current assets                                   1,001,000           909,000
     Deferred income taxes                                                         755,000           514,000
                                                                           -----------------------------------

Total current assets                                                            53,962,000        36,202,000
                                                                           -----------------------------------

Property and equipment - at cost:
     Furniture and fixtures                                                      3,234,000         1,716,000
     Machinery and equipment                                                     2,916,000         1,788,000
     Leasehold improvements                                                      6,610,000         4,523,000
                                                                           -----------------------------------

                                                                                12,760,000         8,027,000
     Less accumulated depreciation and amortization                              3,428,000         2,374,000
                                                                           -----------------------------------

Net property and equipment                                                       9,332,000         5,653,000
                                                                           -----------------------------------

Other assets:
     Deferred income taxes                                                         145,000           422,000
     Deposits and sundry                                                         1,816,000         1,030,000
                                                                           -----------------------------------

Total other assets                                                               1,961,000         1,452,000
                                                                           -----------------------------------
Total assets                                                               $    65,255,000    $   43,307,000
                                                                           ===================================


          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries


                                                                                   December 31,
                                                                              1996               1995
                                                                      ------------------------------------
Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                                 $    12,738,000   $     6,765,000
     Accrued expenses and other current liabilities                         2,376,000         1,859,000
     Advances due under revolving credit facility and
       current portion of long-term debt                                      489,000            54,000
     Income taxes payable                                                   1,247,000
     Deferred license income                                                   89,000           121,000
                                                                      ------------------------------------
Total current liabilities                                                  16,939,000         8,799,000

Rent payable                                                                  521,000           367,000
Other non-current liabilities                                               1,196,000           652,000

Commitments and contingencies

Shareholders' equity :
 Preferred stock, par value $1.00, 1,000,000
   shares authorized, none outstanding
 Class A  Common  Stock,  par  value  $.01,  20,000,000
   shares  authorized, 7,353,179 and 7,299,382
   outstanding in 1996 and 1995                                                74,000            73,000
 Class B Convertible Common Stock, par value $.01,
   6,000,000 shares authorized, 5,785,398
   outstanding in 1996 and 1995                                                58,000            58,000
 Additional paid-in capital                                                19,104,000        18,510,000
 Retained earnings                                                         27,432,000        15,145,000
 Deferred compensation--stock options                                         (69,000)         (297,000)
                                                                      ------------------------------------
Total shareholders' equity                                                 46,599,000        33,489,000
                                                                      ------------------------------------

Total liabilities and shareholders' equity                            $    65,255,000   $    43,307,000
                                                                      ------------------------------------



          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                                       Year ended December 31,
                                                             1996                1995               1994
                                                      -----------------------------------------------------------

Net sales                                                $   148,258,000     $   113,828,000    $    84,893,000
Cost of goods sold                                            86,919,000          67,382,000         50,166,000
                                                      -----------------------------------------------------------
Gross profit                                                  61,339,000          46,446,000         34,727,000
Licensing and other income                                     3,575,000           1,855,000            795,000
Operating costs and expenses:
   Selling, general and administrative and shipping
     and warehousing                                          44,354,000          31,957,000         22,776,000
                                                      -----------------------------------------------------------
                                                              44,354,000          31,957,000         22,776,000
                                                      -----------------------------------------------------------
Operating income                                              20,560,000          16,344,000         12,746,000
Interest (income) expense, net                                    22,000             (30,000)            25,000
                                                      -----------------------------------------------------------
Income before provision for income taxes                      20,538,000          16,374,000         12,721,000
Provision for income taxes                                     8,251,000           6,550,000          2,894,000

Net income                                               $    12,287,000     $     9,824,000    $     9,827,000

Earnings per share                                       $           .90     $           .72
Shares used to compute earnings per share                     13,578,000          13,576,000

Unaudited pro forma information:
   Historical income before taxes                                                                $   12,721,000
   Pro forma adjustment for taxes                                                                    (5,088,000)
                                                                                             --------------------
   Pro forma net income                                                                          $   7,633,000
                                                                                             --------------------
   Supplementary pro forma net income
     per share
                                                                                                          $.60
                                                                                             --------------------
   Shares used to compute supplementary pro forma
     net income per share                                                                            12,690,000
                                                                                             --------------------

          See accompanying notes to consolidated financial statements.

                                           Kenneth Cole Productions, Inc. and Subsidiaries

                                     Consolidated Statements of Changes in Shareholders' Equity


                                      Class A Common Stock         Class B Common Stock
                                  ----------------------------- ----------------------------   Total
                                      Number                       Number                      Common
                                    of Shares       Amount       of Shares       Amount        Stock
                                  ------------------------------------------------------------------------

Shareholders' equity,
   December 31, 1993                  1,155,714   $  11,000       3,548,271     $  36,000     $  47,000
Deferred compensation under
   stock option plan
Stock grants
Exercise of stock option                158,015       2,000                                       2,000
S corporation dividends
Distribution to shareholders
Net proceeds from initial public
   offering, net                      1,613,000      16,000                                      16,000
Net income
Amortization of deferred
   compensation                   ------------------------------------------------------------------------
Shareholders' equity,
   December 31, 1994                  2,926,729      29,000       3,548,271        36,000        65,000
Conversion of Class B to Class A        655,572       7,000        (655,572)       (7,000)
Exercise of stock option,
   including tax benefit from            67,390       1,000                                       1,000
   exercise of stock options
Net income
Amortization of deferred
   compensation
Two-for-one stock split               3,649,691      36,000       2,892,699        29,000        65,000
                                  ------------------------------------------------------------------------
Shareholders' equity,
   December 31, 1995                  7,299,382      73,000       5,785,398        58,000
                                                                                                131,000
Exercise of stock option,
   including tax benefit from            53,797       1,000                                       1,000
   exercise of stock options
Net income
Amortization of deferred
   compensation                   ------------------------------------------------------------------------
Shareholders' equity,
   December 31, 1996                  7,353,179    $ 74,000       5,785,398       $58,000      $ 132,000
                                  ========================================================================

                                         Additional
                                           Paid-In       Retained      Deferred
                                           Capital       Earnings    Compensation       Total
                                        ------------------------------------------------------------

Shareholders' equity,
   December 31, 1993                    $  2,944,000    $  5,463,000                $  8,454,000
Deferred compensation under
   stock option plan                         674,000                  $ (674,000)
Stock grants                                 154,000                                     154,000
Exercise of stock option                       4,000                                       6,000
S corporation dividends                   (3,320,000)     (9,180,000)                (12,500,000)
Distribution to shareholders                                (789,000)                   (789,000)
Net proceeds from initial public
   offering, net                          17,036,000                                  17,052,000
Net income                                                 9,827,000                   9,827,000
Amortization of deferred                                                 152,000         152,000
   compensation                         ------------------------------------------------------------
Shareholders' equity,
   December 31, 1994                      17,492,000       5,321,000    (522,000)     22,356,000
Conversion of Class B to Class A
Exercise of stock option,
   including tax benefit from              1,083,000                                   1,084,000
   exercise of stock options
Net income                                                 9,824,000                   9,824,000
Amortization of deferred                                                 225,000         225,000
   compensation
Two-for-one stock split                      (65,000)
                                        ------------------------------------------------------------
Shareholders' equity,
   December 31, 1995                      18,510,000      15,145,000    (297,000)     33,489,000

Exercise of stock option,
   including tax benefit from                594,000                                     595,000
   exercise of stock options
Net income                                                12,287,000                  12,287,000
Amortization of deferred                                                 228,000         228,000
   compensation                         ------------------------------------------------------------
Shareholders' equity,
   December 31, 1996                    $ 19,104,000    $ 27,432,000   $ (69,000)  $  46,599,000
                                        ============================================================


          See accompanying notes to consolidated financial statements.

                                           Kenneth Cole Productions, Inc. and Subsidiaries
                                                Consolidated Statements of Cash Flows

                                                                                      1996               1995              1994
                                                                               ----------------------------------------------------
Cash flows from operating activities
Net income .............................................................       $ 12,287,000        $  9,824,000        $  9,827,000
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization .....................................          1,109,000             794,000             477,000
     Provision for doubtful accounts ...................................             35,000              35,000              91,000
     Amortization of deferred compensation .............................            228,000             225,000             152,000
     Abandonment of leasehold improvements and equipment ...............            106,000
     Provision (benefit) for deferred taxes ............................             36,000             186,000            (971,000)
     Changes in operating assets and liabilities:
         Increase in due from factors ..................................         (4,078,000)         (6,105,000)         (1,999,000)
         Increase in accounts receivable ...............................         (1,058,000)           (424,000)         (1,237,000)
         Increase in inventories .......................................        (12,904,000)         (4,585,000)           (328,000)
         Increase in prepaid expenses and
           other current assets ........................................            (92,000)           (514,000)           (283,000)
         Increase in deposits and sundry ...............................           (786,000)           (600,000)           (364,000)
         Increase (decrease) in income taxes payable ...................          1,497,000            (220,000)            559,000
         Increase in accounts payable ..................................          5,973,000           1,129,000           1,746,000
         Increase (decrease) in accrued expenses and
           other current liabilities ...................................            485,000            (566,000)         (2,891,000)
         Increase in other non-current liabilities .....................            747,000             551,000             108,000
                                                                               ----------------------------------------------------
Net cash provided by (used in) operating activities ....................          3,585,000            (270,000)          4,887,000

Cash flows from investing activities
Acquisition of property and equipment, net .............................         (4,894,000)         (3,320,000)         (2,263,000)
                                                                               ----------------------------------------------------
Net cash used in investing activities ..................................         (4,894,000)         (3,320,000)         (2,263,000)

Cash flows from financing activities
Proceeds (repayment) of revolving line of credit, net ..................            440,000          (1,432,000)
Net proceeds from initial public offering ..............................         17,052,000
Proceeds from exercise of stock options ................................            345,000             542,000               6,000
S corporation dividends paid ...........................................        (12,500,000)
Distribution to shareholders ...........................................           (789,000)
Repayment of notes payable to shareholders .............................           (209,000)
Repayment of long-term debt ............................................            (54,000)            (63,000)            (52,000)
                                                                               ----------------------------------------------------
Net cash provided by financing activities ..............................            731,000             479,000           2,076,000
Net (decrease) increase in cash ........................................           (578,000)         (3,111,000)          4,700,000
Cash, beginning of year ................................................          2,204,000           5,315,000             615,000
                                                                               ----------------------------------------------------
Cash, end of year ......................................................       $  1,626,000        $  2,204,000        $  5,315,000
                                                                               ====================================================
Supplemental  disclosures of cash flow  information
Cash paid during the period for:
   Interest ............................................................       $    119,000        $     82,000        $    143,000
   Income taxes ........................................................       $  5,804,000        $  6,357,000        $  3,378,000

          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               December 31, 1996


1. Description of Business

     Kenneth Cole Productions, Inc. and its subsidiaries (the "Company") designs and sources a broad range of quality footwear, handbags and accessories primarily under its Kenneth Cole, Unlisted and Kenneth Cole Reaction brand names and markets its products for sale to more than 2,500 department stores and specialty store locations in the United States, in several foreign countries and through its retail and outlet store base. In addition, the Company has granted licenses to certain third parties for a variety of accessory and apparel product categories, including men's neckwear, briefcases, portfolios, fabric outerwear, tailored clothing, jewelry, women's hosiery and small leather goods, and men's and women's belts, scarves and wraps, leather outerwear, sunglasses and eyewear, watches, and luggage. The Company produces consumer catalogues which feature a variety of Kenneth Cole and Kenneth Cole Reaction branded products.

   Organization and Initial Public Offering

     The Company was incorporated in September 1982. The Company completed an initial public offering (the "Offering") of 1,860,000 shares of Class A Common Stock, in which the Company sold 1,613,000 shares, par value $.01 on June 9, 1994 at $12 per share. Net proceeds to the Company were approximately $17.1 million, which is net of $2.5 million of fees to underwriters and other expenses related to the Offering.

   Stock Split

     On October 17, 1995, a two-for-one stock split of the Company's Common Stock was effected in the form of a stock dividend of one share of Common Stock for each share of Common Stock outstanding at the close of business on October 27, 1995 (the "Stock Split"). Accordingly, all applicable share and per share data have been adjusted for the Stock Split.

               Kenneth Cole Productions, Inc. and Subsidiaries

2. Significant Accounting Policies

   Management's Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   Principles of Consolidation

     The consolidated  financial statements include the accounts of Kenneth Cole
Productions,   Inc.  and  its  wholly  owned   subsidiaries.   All  intercompany
transactions and balances have been eliminated.

   Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Restricted cash in the amount of $1,196,000 and $603,000 related to deferred compensation is included in other non current assets in 1996 and 1995, respectively.

   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. All inventory is comprised of finished goods.

     The Company sources each of its product lines separately, based on the individual design, styling and quality specifications of such products. The Company sources all of its products directly or indirectly through manufacturers in Italy, Spain, Brazil, India, China and Korea. The Company attempts to limit the concentration with any one manufacturer. However, approximately 14% and 28% of the dollar value of Kenneth Cole women's footwear purchases were produced by a single manufacturer in Spain and approximately 34% and 44% of the dollar value of total leathergoods purchases by the Company were produced by two manufacturers in India in 1996 and 1995, respectively. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Comapny's production needs.

               Kenneth Cole Productions, Inc. and Subsidiaries

2. Significant Accounting Policies (continued)

   Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives ranging from five to seven years. Leasehold improvements are amortized by the straight-line method over the term of the related lease or the estimated useful life, whichever is less.

   Licensing and Other Income

     The Company has entered into various trade name license agreements which provide revenues based on minimum royalties and additional amounts based on percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee sales.

   Revenue Recognition

     Wholesale sales are recognized upon shipment of products to the customers. Retail sales are recognized when the payment is received from the customers.

   Advertising Costs

     The Company incurred advertising expense of $5.0 million, $3.5 million and $2.7 million, before advertising contributions made by licensees, for 1996, 1995 and 1994, respectively. The Company records advertising expense concurrent with the first time the advertising takes place.

   Stock Based Compensation

     The Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), in 1996. Under the provisions of SFAS, companies can elect to account for stock-based compensation plans using a fair value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations. The Company has elected to continue using the intrinsic value method to account for stock-based compensation plans. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see Note 9).

               Kenneth Cole Productions, Inc. and Subsidiaries

2. Significant Accounting Policies (continued)

     Income Taxes

     The Company accounts for income taxes using the liability method. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      Earnings Per Share

     Earnings per share is based upon the weighted average number of shares of common stock outstanding during the period and the dilutive effect of stock options.

     Reclassifications

     Certain amounts included in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

3. Pro Forma Information--Unaudited

      The pro forma financial information presents the effects on the historical consolidated financial information as if the Company has been treated as a C Corporation rather than an S Corporation throughout 1994. Prior to the Offering, the Company had elected to be treated as an S Corporation for Federal and, where permitted, state income tax purposes. Upon the closing of the Offering, the Company terminated its status as an S Corporation. The pro forma adjustment reflects increased provisions for Federal and state taxes to reflect an effective rate of 40%.

   Supplementary Pro Forma Net Income Per Share

     Supplementary pro forma net income per share is based upon (i) the weighted average shares outstanding during 1994 (12,463,360) and (ii) the assumed exercise of options for the purchase of 222,950 and 373,900 shares of Class A Common Stock at $2.1875 and $6.00 per share, respectively.

4. Due from Factors and Line of Credit Facility

     The Company sells substantially all of its accounts receivables to factors, without recourse, subject to credit limitations established by the factors for each individual account. Certain accounts receivable in excess of established limits are factored with recourse. Included in amounts due from factors at December 31, 1996 and 1995 are accounts receivable totaling approximately $811,000 and $606,000, respectively, subject to recourse. The agreements with the factors provide for payment of a service fee on receivables sold.

               Kenneth Cole Productions, Inc. and Subsidiaries

4. Due from Factors and Line of Credit Facility (continued)

     At December 31, 1996 and 1995, the balance due from factors, which includes chargebacks due from customers is net of sales allowances of approximately $2,200,000 and $1,800,000, respectively.

     On December 16, 1993, the Company entered into a Line of Credit Facility (the "Facility"). The Facility, as amended, allows for uncommitted borrowings, letter of credits and banker's acceptances subject to individual maximums and in the aggregate, an amount not to exceed the lesser of $20,000,000 or a "Borrowing Base." The Borrowing Base is calculated on a specified percentage of eligible amounts due under factoring arrangements, eligible non-factored accounts receivable, and eligible inventory. Borrowings under the revolving loan portion of the Facility ("Advances") are due on demand. The Company may pay down and re-borrow at will under the Facility. Advances bear interest at the Alternate
Base Rate (defined as the higher of the Prime Rate or the Federal Funds in effect at borrowing date plus 1/2 of 1%) or the Note Rate (which will be agreed upon between the lender and the Company). Outstanding advances under this agreement were $440,000 at December 31, 1996. There were no outstanding advances at December 31, 1995.

     In connection with the line of credit, the Company has agreed to eliminate all the outstanding balances under the facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain assets of the Company.

5. Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following:

                      December 31,
                   1996          1995
               -----------------------
Rent expense   $  707,000   $  750,000
Compensation      977,000      837,000
Other             692,000      272,000
               -----------------------
               $2,376,000   $1,859,000
               =======================

6. Other Noncurrent Liabilities

     Included in other noncurrent liabilities is deferred compensation of approximately $1,196,000 and $603,000 in 1996 and 1995, respectively and long-term debt of $49,000 in 1995.

               Kenneth Cole Productions, Inc. and Subsidiaries

7. Foreign Currency Transactions

     The Company routinely enters into firm commitments for the purchase of imported merchandise at future dates, payable in foreign currencies. Due to fluctuations in foreign currency exchange rates, the Company enters into forward exchange contracts ($2,065,000, and $3,463,000 at December 31, 1996 and 1995,
respectively) to protect the purchase price under such commitments. Gains and losses on forward exchange contracts are deferred and accounted for as part of the purchase price of imported merchandise. At December 31, 1996, forward exchange contracts have maturity dates through March 1997. The unrealized loss on these forward exchange contracts is approximately $2,000.

8. Income Taxes

     Prior to the Offering, the Company had elected to be treated as a Subchapter S Corporation for federal and, where permitted, state income tax purposes. As an S Corporation, the Company was not responsible for the payment of federal and certain state income taxes. On June 2, 1994, in connection with the Offering, the Company terminated its S Corporation status and, accordingly, has been subject to federal and state income taxes as a C Corporation since that date. As a result of the termination of the Company's S Corporation status, net deferred income tax assets totaling approximately $787,000 have been reinstated as of June 2, 1994 and have been included as an income tax benefit in 1994.

     Significant items comprising the Company's net deferred tax assets as of December 31, 1996 and 1995 are:


                                                   December 31,
                                                1996          1995
                                             -----------------------
Current:
     Inventory capitalization and reserves   $ 399,000    $ 422,000
     Allowance for bad debts                    26,000       12,000
     Rent                                      170,000
     Other                                     160,000       80,000
                                            -----------------------
                                             $ 755,000    $ 514,000
                                            =======================
Non-current:
     Depreciation                             (260,000)    (140,000)
     Deferred compensation                     633,000      311,000
     Undistributed foreign earnings           (358,000)
     Other                                     130,000      251,000
                                            -----------------------
                                             $ 145,000    $ 422,000
                                            =======================

                 Kenneth Cole Productions, Inc. and Subsidiaries

8. Income Taxes (continued)

     The provision for income taxes consists of the following:

                                                             December 31,
                                                   1996         1995          1994
                                              -----------------------------------------
     Federal                                  $ 6,543,000    $ 5,031,000    $ 2,936,000
     State and local                            1,650,000      1,300,000        889,000
     Foreign                                       22,000         32,000         40,000
                                             ------------------------------------------
                                                8,215,000      6,363,000      3,865,000
Deferred:
     Federal                                       32,000        163,000       (205,000)
     State and local                                4,000         23,000         21,000
     Reinstatement of deferred income taxes      (787,000)
                                             ------------------------------------------
                                                   36,000        186,000       (971,000)
                                             ------------------------------------------
                                              $ 8,251,000    $ 6,549,000    $ 2,894,000
                                             ==========================================


     The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for 1996, 1995 and 1994 is as follows:

                                                             1996              1995             1994
                                                            -----------------------------------------
Federal income tax at statutory rate                         35%                35%               35%
S Corporation income                                                                             (11)
State and local taxes, net of federal tax benefit             5                  6                 5
Deferred income taxes resulting from change in tax status                                         (6)
Other                                                                                             (1)

                                                            -----------------------------------------
                                                             40%                40%               23%
                                                            =========================================

                 Kenneth Cole Productions, Inc. and Subsidiaries

9. Stock Option Plans and Grants

   1994 Stock Option Plan

      The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the stock options been determined based on the fair value at the grant dates for awards under the plan, consistent with the alternative method set forth under SFAS 123, net income and net income per share would have been reduced.

The pro forma amounts are indicated below:

                                     1996                       1995
                                -----------------------------------------
     Net income:
          As reported              $12,287,000                $9,824,000
          Pro forma                $11,916,000                $9,633,000
     Net income per share
          As reported                     $.90                      $.72
          Pro forma                       $.88                      $.71

      The effects of applying SFAS 123 on this pro forma disclosure may not be indicative of future results. SFAS 123 does not apply to grants prior to 1995 and additional awards in future years are anticipated.

      The Company's 1994 Incentive Stock Option Plan has authorized the grant of options to employees for up to 1,000,000 shares of the Company's common stock. Certain options granted under the Plan vest in one-third increments in each of the first, second and third years following the date of grant and certain options vest up to 10%, 30%, 60% and 100% in the second, third, fourth and fifth years, respectively. Options granted have 10 year terms. Non employee Director options granted have 10 year terms and vest 50% on the first anniversary of the date of grant and become fully exercisable at the end of two years.

      Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995 respectively: risk-free interest rate of 6.25%; 0% dividend yields; expected volatility factors of .359 and .346 and expected lives of 6.3 and 4.5 years. The weighted average of fair value of options granted was $7.21 and $5.15 for the years ended December 31, 1996 and 1995, respectively.

                Kenneth Cole Productions, Inc. and Subsidiaries

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The following table summarizes all stock option transactions from the inception of the plan through December 31, 1996.

                                                   Shares             Weighted-Average
                                                                       Exercise Price
                                           ----------------------- ------------------------
   Outstanding at December 31, 1993                       0
   Granted                                          403,950                $6.00
   Exercised                                              0
   Forfeited                                        (30,050)               $6.00
                                           -----------------------
   Outstanding at December 31, 1994                 373,900                $6.00

   Granted                                          420,372               $10.59
   Exercised                                        (64,780)               $6.00
   Forfeited                                        (27,034)               $7.52
                                           -----------------------
   Outstanding at December 31, 1995                 702,458

   Granted                                          156,583               $15.89
   Exercised                                        (53,797)               $6.35
   Forfeited                                        (43,919)               $9.04
                                           -----------------------
   Outstanding at December 31, 1996                 761,325
                                           =======================


   The following table summarizes information about stock options at December 31, 1996:

            Outstanding Stock Options                                          Exercisable Stock Options
            -------------------------                                          -------------------------
                                                    Weighted
                                                    Average             Weighted                           Weighted
                                                   Remaining            Average                            Average
       Range of Exercise                          Contractual           Exercise                           Exercise
             Prices               Shares              Life               Price             Shares           Price
             ------               ------              ----               -----             ------           -----
    $  6.00   to  $ 9.00          230,368            7.5 years            $ 6.00           123,584          $ 6.00
    $  9.01   to  $14.00          342,000            8.0 years            $ 9.88               666          $ 9.50
    $14.01    to  $21.00          188,957            6.6 years            $16.37            14,098          $18.10

         Exercise Prices for options outstanding as of December 31, 1996 range from $6.00 to $20.44.

                Kenneth Cole Productions, Inc. and Subsidiaries

9. Stock Option Plans and Grants (continued)

   Stock Option Grants

     In 1994, the Board of Directors granted non-transferable stock options to an officer of the Company, for the purchase of 222,950 shares of Class A Common Stock at an exercise price of $2.1875 per share. The option vests in one-third increments on each of the first, second and third anniversaries after grant. During 1995, 70,000 options were exercised. At December 31, 1996, options to purchase 152,950 shares are outstanding, of which 78,632 are exercisable.

10. 401(k) Plan

     The Company's 401(k) profit-sharing plan covers all non-union eligible employees, subject to certain minimum age and length of service requirements who are permitted to contribute specified percentages of their salary up to the maximum permitted by the Internal Revenue Service. The Company is obligated to make a matching contribution and may make an additional discretionary contribution, as defined. Contributions to the plan for the years ended December 31, 1996, 1995, and 1994 were approximately $54,000, $38,000 and $29,000, respectively.


11. Commitments and Contingencies

   Leases

     The Company leases office, retail, and warehouse facilities under non-cancelable operating leases. Future minimum lease payments for non-cancelable leases with initial terms of one year or more consisted of the following at December 31, 1996:

                    1997                           $4,603,000
                    1998                            4,702,000
                    1999                            4,454,000
                    2000                            4,245,000
                    2001                            4,158,000
                    Thereafter                     13,228,000
                                                   ----------
                                                  $35,390,000
                                                  ===========

                Kenneth Cole Productions, Inc. and Subsidiaries

11. Commitments and Contingencies (continued)

     In addition, certain of these leases contain rent escalation and percentage rent clauses that require additional payments to be made.

     Rent expense for the years ended December 31, 1996, 1995 and 1994 was $4,646,000 $2,782,000, and $1,331,000, respectively.

     The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation that would have a material adverse effect on its business or operations.

   Letters of Credit

      At December 31, 1996 and 1995, the Company was contingently liable for approximately $4,855,000 and $4,035,000 of open letters of credit, respectively. In addition, at December 31, 1996 and 1995, the Company was contingently liable for approximately $278,000 of standby letters of credit.

12. Shareholders' Equity

   Consolidation

      Prior to the Offering, Kenneth Cole Productions, Inc. ("KCP") revised its capital structure. As part of that revision, (i) the 1,000 authorized shares of KCP common stock were exchanged for 20,000,000 authorized shares of Class A Common Stock and 6,000,000 authorized shares of Class B Common Stock, (ii) a new class of 1,000,000 shares of preferred stock was authorized, with the Board of Directors of the Company having authority to designate the relative voting, dividend, liquidation and other rights, preferences and limitations of the preferred stock and (iii) the 1,000 shares of KCP common stock outstanding were exchanged for 459,790 shares of Class A Common Stock and 3,042,692 shares of Class B Common Stock. On May 26, 1994, an executive officer of the Company exercised an incentive stock option issued to him in 1990 to acquire 10% of the outstanding shares of common stock of Kenneth Cole Leathergoods ("KCLG"). In order to consolidate the Company's wholesale operations, KCLG and Unlisted, Inc., another affiliated corporation, were merged into KCP on May 27, 1994 and the shareholders of KCLG and Unlisted, Inc. received an aggregate of 2,086,240 shares of Class A Common Stock and 3,594,060 shares of Class B Common Stock in connection therewith. On May 31, 1994, certain other affiliated corporations were merged into KCP and the sole shareholder received 400,000 shares of Class B Common Stock in connection therewith. On June 2, 1994, KCP and the principal shareholder of certain other affiliated corporations entered into a Consolidation Agreement pursuant to which the shareholder contributed to KCP all of his shares of such affiliated corporations. As consideration for his contribution of such shares, the shareholder received an aggregate of 59,790 shares of Class B Common Stock. The foregoing events are referred to collectively as the "Consolidation."

                Kenneth Cole Productions, Inc. and Subsidiaries

12. Shareholders' Equity (continued)

     The Consolidation, as described above, has been accounted for in a manner similar to pooling of interests and the financial statements reflect the consummation of the Consolidation on a retroactive basis for all periods presented.

   Common Stock

      Holders of Class A Common Stock are entitled to one vote for each share held of record, and holders of Class B Common Stock are entitled to ten votes for each share held of record. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the Class B shareholder. The holders of Class A Common Stock vote together with the holders of Class B Common Stock on all matters subject to shareholder approval, except Class A Common Stock shareholders vote separately as a class to elect 25% of the Board of Directors of the Company. Shares of neither class of common stock have preemptive or cumulative voting rights.

   Preferred Stock

     The Company's Certificate of Incorporation authorizes the issuance of 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time as determined by the Board of Directors of the Company, without shareholder approval. Such preferred stock may be issued in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors. There are no shares of preferred stock currently outstanding.

13. Principal Customer

The Company has a significant customer, which accounted for approximately 14.2% and 15.6% of net sales in 1996 and 1995, respectively.

                Kenneth Cole Productions, Inc. and Subsidiaries

14. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 1996 and 1995 appear below (in thousands, except per share data):

                                              First           Second            Third           Fourth
                                             Quarter          Quarter          Quarter          Quarter
                                         ---------------- ---------------- ---------------- ----------------
1996
Net sales                                  $   35,110       $   35,019       $   39,841       $   38,288
Gross profit                                   14,785           14,312           16,500           15,742
Operating income                                5,051            4,552            6,814            4,143
Net income                                      2,956            2,701            4,077            2,553
Earnings per share                             $  .22           $  .20           $  .30           $  .19

1995
Net sales                                  $   26,131       $   25,259       $   32,574       $   29,863
Gross profit                                   10,925           10,546           13,729           11,246
Operating income                                4,205            3,703            5,786            2,650
Net income                                      2,541            2,228            3,445            1,610
Earnings per share                             $  .19           $  .16           $  .25           $  .12

                                   Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KENNETH COLE PRODUCTIONS, INC.

                                          By  /s/ KENNETH D. COLE
                                              --------------------------------
                                                  Kenneth D. Cole
                                          President and Chief Executive Officer

                                          Date:


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Signature                                     Title                                        Date
---------------------------------------------------------------------------------------------------------------------------

/S/     KENNETH D. COLE                      President, Chief Executive                  March 28, 1997
------------------------------------
          Kenneth D. Cole                        Officer and Director

/S/    STANLEY A. MAYER                      Executive Vice President,                   March 28, 1997
------------------------------------
         Stanley A. Mayer                        Chief Financial Officer,
                                                 Treasurer and Director

/S/            PAUL BLUM                     Executive Vice President                    March 28, 1997
------------------------------------
             Paul Blum                           and Director

/S/     DAVID P. EDELMAN                     Vice President Finance (Principal           March 28, 1997
------------------------------------
         David P. Edelman                        Accounting Officer)

/S/   MARIA CUOMO COLE                       Director                                    March 28, 1997
------------------------------------
         Maria Cuomo Cole

/S/      ROBERT C. GRAYSON                   Director                                    March 28, 1997
------------------------------------
              Robert  C. Grayson

/S/        DENIS F. KELLY                    Director                                    March 28, 1997
------------------------------------
          Denis F. Kelly

/S/       JEFFREY G. LYNN                    Director                                    March 268, 1997
------------------------------------
          Jeffrey G. Lynn
