Form 10-K/A
period 1996-12-31
COLE KENNETH PRODUCTIONS INC
filed 1997-04-24
CIK 921691

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

/S/     DAVID P. EDELMAN                     Vice President Finance (Principal           March 28, 1997
------------------------------------
         David P. Edelman                        Accounting Officer)

/S/   MARIA CUOMO COLE                       Director                                    March 28, 1997
------------------------------------
         Maria Cuomo Cole

/S/      ROBERT C. GRAYSON                   Director                                    March 28, 1997
------------------------------------
              Robert  C. Grayson

/S/        DENIS F. KELLY                    Director                                    March 28, 1997
------------------------------------
          Denis F. Kelly

/S/       JEFFREY G. LYNN                    Director                                    March 28, 1997
------------------------------------
          Jeffrey G. Lynn
