Form 10-Q
period 1997-03-31
COLE KENNETH PRODUCTIONS INC
filed 1997-05-14
CIK 921691

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997


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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                                    May 14, 1997
                   -----                                    ------------
    Class A Common Stock ( $.01 par value)                   7,363,946
    Class B Common Stock ( $.01 par value)                   5,785,398

                         Kenneth Cole Productions, Inc.
                                  Index to 10-Q


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of  March 31, 1997 and December 31, 1996 ..................       3

         Consolidated Statements of Income for the three months
          ended March 31, 1997 and 1996 ...........................................................       5

         Consolidated Statement of Changes in Shareholders' Equity for the three
         months ended March 31, 1997 ..............................................................       6

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1997 and 1996 ............................................................       7

         Notes to Consolidated Financial Statements ...............................................       8


Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition ..................................................................      10

Part II. OTHER INFORMATION

Item 1.  Legal
Proceedings .......................................................................................      13

Item 2.  Changes in Securities ....................................................................      13

Item 3.  Defaults Upon Senior Securities ..........................................................      13

Item 4.  Submission of Matters to a Vote of Security Holders ......................................      13

Item 5.  Other
Information .......................................................................................      13

Item 6.  Exhibits and Reports on Form 8-K .........................................................      14

Signatures ........................................................................................      15

                 Kenneth Cole Productions, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                           March 31,           December 31,
                                                                                             1997                  1996
                                                                                     -------------------------------------------
                                                                                          (Unaudited)

Assets
Current assets:
   Cash                                                                              $         765,000          $  1,626,000
   Due from factors                                                                         26,671,000            17,976,000
   Accounts receivable, net                                                                  2,363,000             3,339,000
   Inventories                                                                              31,865,000            29,265,000
   Prepaid expenses and other current assets                                                 1,569,000             1,001,000
   Deferred taxes                                                                              755,000               755,000
                                                                                     -------------------------------------------
Total current assets                                                                        63,988,000            53,962,000

Property and equipment
   Furniture and fixtures                                                                    3,478,000             3,234,000
   Machinery and equipment                                                                   3,113,000             2,916,000
   Leasehold improvements                                                                    6,686,000             6,610,000
                                                                                     -------------------------------------------
                                                                                            13,277,000            12,760,000
   Less accumulated depreciation and amortization                                            3,849,000             3,428,000
                                                                                     -------------------------------------------
Net property and equipment                                                                   9,428,000             9,332,000
                                                                                     -------------------------------------------

Other assets:
   Deferred taxes                                                                              145,000               145,000
   Deposits and sundry                                                                       1,883,000             1,816,000
                                                                                     -------------------------------------------
Total other assets                                                                           2,028,000             1,961,000
                                                                                     ===========================================
Total assets                                                                         $      75,444,000       $    65,255,000
                                                                                     ===========================================


          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                                               Consolidated Balance Sheets


                                                                     March 31,        December 31, 1996
                                                                        1997
                                                                ------------------------------------------
                                                                     (Unaudited)

Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                               $      7,957,000     $     12,738,000
   Accrued expenses and other current liabilities                        1,970,000            2,376,000
   Advances due under revolving credit facility                         10,510,000              489,000
   Income taxes payable                                                  2,483,000            1,247,000
   Deferred license income                                                 501,000               89,000
                                                                ------------------------------------------
Total current liabilities                                               23,421,000           16,939,000
                                                                ------------------------------------------

Deferred rent payable                                                      615,000              521,000
Other non-current liabilities                                            1,322,000            1,196,000

Shareholders' equity
   Preferred stock, par value $1.00, 1,000,000 shares
       authorized, none outstanding
   Class  A  common  stock,  par  value  $.01,
        20,000,000  shares  authorized,
        7,363,946, and 7,353,179 outstanding in 1997
     and 1996                                                               74,000               74,000
   Class B common stock, par value $.01,
        6,000,000 shares authorized, 5,785,398
        outstanding in 1997 and 1996                                        58,000               58,000
   Additional paid-in capital                                           19,238,000           19,104,000
   Cumulative Translation Adjustment                                        45,000
   Retained earnings                                                    30,684,000           27,432,000
   Deferred compensation                                                   (13,000)             (69,000)
                                                                ------------------------------------------

Total shareholders' equity                                              50,086,000           46,599,000

                                                                ------------------------------------------
Total liabilities and shareholders' equity                        $     75,444,000     $     65,255,000
                                                                ==========================================



          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                        Consolidated Statements of Income
                                   (Unaudited)


                                                                           Three Months Ended
                                                                                March 31
                                                            -------------------------------------------------
                                                                      1997                    1996
                                                            -------------------------------------------------

Net sales                                                    $   44,910,000           $  35,110,000
Cost of goods sold                                               27,294,000              20,325,000
                                                            -------------------------------------------------
Gross profit                                                     17,616,000              14,785,000

Licensing and other income                                        1,056,000                 516,000

Selling, general and administrative and shipping and
   warehousing                                                   13,140,000              10,250,000
                                                            -------------------------------------------------
Operating income                                                  5,532,000               5,051,000
Interest expense, net                                               112,000                  41,000
                                                            -------------------------------------------------

Income before provision for income taxes
                                                                  5,420,000               5,010,000
Provision for income taxes                                        2,168,000               2,054,000
                                                            -------------------------------------------------
Net income                                                  $     3,252,000          $    2,956,000
                                                            =================================================


Net income per share                                        $           .24        $            .22
                                                            =================================================


          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)


                        Class A                 Class B
                      Common Stock           Common Stock
                      ------------           ------------      Total    Additional   Cumulative                Deferred
                    Number              Number                 Common    Paid-in     Translation  Retained     Compen-
                  of shares    Amount   of shares    Amount     Stock    Capital     Adjustment   Earnings     sation       Total
                  ---------    ------   ---------    ------     -----    -------     ----------   --------     ------       -----
Shareholders'
   equity         7,353,179   $74,000   5,785,398    $58,000   $132,000  $19,104,000            $27,432,000  $(69,000)   $46,599,000
   January 1,
   1997


Exercise of
   stock             10,767                                                  134,000                                         134,000
   options,
   including
   tax  benefit

Net income                                                                                        3,252,000                3,252,000

Translation                                                                            $45,000                                45,000
   adjustment

Amortization of                                                                                                56,000         56,000
   deferred
   compensation
                 -------------------------------------------------------------------------------------------------------------------


Shareholders'
   equity         7,363,946   $74,000   5,785,398  $58,000     $132,000  $19,238,000   $45,000  $30,684,000  $(13,000)   $50,086,000
   March  31,
   1997
                 ===================================================================================================================




          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                     1997              1996
                                                                              -------------------------------------
Cash flows from operating activities
Net income                                                                    $     3,252,000    $      2,956,000
Adjustments to reconcile  net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                                     421,000            226,000
     Amortization of deferred compensation                                              56,000             59,000
     Changes in assets and liabilities:
       Increase in due from factors                                                 (8,695,000)        (3,434,000)
       Decrease in accounts receivable                                                 976,000            766,000
       Increase in inventories                                                      (2,600,000)        (2,176,000)
       Increase in prepaid expenses and other current assets                          (568,000)           (75,000)
       Increase in deposits                                                            (67,000)          (141,000)
       Decrease (increase) in accounts payable                                      (4,781,000)           213,000
       Increase in income taxes payable                                              1,284,000          1,113,000
       Increase (decrease) in accrued expenses and other current
        liabilities                                                                      6,000            (27,000)
       Increase in other non-current liabilities                                       220,000            160,000
                                                                              -------------------------------------
Net cash used in operating activities                                              (10,496,000)          (360,000)
Cash flows from investing activities
Acquisition of property and equipment, net                                            (517,000)          (568,000)
                                                                              -------------------------------------
Net cash used in investing activities                                                 (517,000)          (568,000)
Cash flows from financing activities
Proceeds from revolving line of credit, net                                         10,030,000
Proceeds from exercise of stock options                                                 86,000             48,000
Repayment of long-term debt                                                             (9,000)           (14,000)
                                                                              -------------------------------------
Net cash provided by financing activities                                           10,107,000             34,000

Effect of exchange rate changes on cash                                                 45,000
                                                                              -------------------------------------
Net decrease in cash                                                                  (861,000)          (894,000)
Cash, beginning of period                                                            1,626,000          2,204,000
                                                                              -------------------------------------
Cash, end of period                                                           $        765,000      $   1,310,000
                                                                              =====================================
Supplemental  disclosures of cash flow  information
Cash paid during the period for:
   Interest                                                                   $       134,000    $         57,000
   Income taxes                                                               $       883,000    $        994,000


          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The data contained in these financial statements are unaudited and are subject to year end adjustment, however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

The consolidated balance sheet at December 31, 1996 was derived from the audited financial statements.

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with Accounting Principles Board Opinion 15, "Earnings per share" ("APB 15"). Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during each period.

In March 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS128"), which upon adoption will supersede APB 15 and is intended to simplify and harmonize the EPS calculations in the United States with those common in other countries and to present two EPS calculations: (i) basic earnings per common share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented, and (ii) diluted earnings per common share which is determined on the assumptions that options issued to employees are exercised and repurchased at the average price for the periods presented. SFAS 128 is effective for financial statements for the year ended December 31, 1997. The Company does not believe the adoption of SFAS 128 will have a material impact to the Company's computation of earnings per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net sales for the quarters ended March 31, 1997 and March 31, 1996.


                                                     Three Months Ended

                                               March 31, 1997    March 31, 1996
                                               --------------    --------------
Net Sales                                      44,910     100%   35,110     100%
Gross Profit                                   17,616      39.2  14,785     42.1
Licensing Income                                1,056       2.4     516      1.5
Selling general and administrative expense     13,140      29.3  10,250     29.2
Operating income                                5,532      12.3   5,051     14.4
Interest expense, net                             112        .2      41       .1
Income before income taxes                      5,420      12.1   5,010     14.3
Income tax expense                              2,168       4.8   2,054      5.9
Net Income                                      3,252       7.3   2,956      8.4


Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Net sales increased $9.8 million, or 27.9%, to $44.9 million for the three months ended March 31, 1997 from net sales of $35.1 million for the three months ended March 31, 1996. Net sales of the Company's wholesale operations, excluding sales to its retail division, increased $6.6 million, or 22.2%, to $36.1 million from $29.5 million. This increase was primarily due to increases in sales of Kenneth Cole branded men's footwear, Unlisted branded women's footwear and Unlisted and Kenneth Cole Reaction handbags as a result of greater brand awareness, consumer acceptance and increased sales of its core basic products. Sales through the Company's retail and outlet stores increased $3.3 million, or 58.4%, to $8.8 million for the three months ended March 31, 1997 compared to $5.5 million for the three months ended March 31, 1996. This increase reflects the sales of 25 stores which generated a 17.1% comparable store sales increase, the sales of nine retail stores open for the entire first quarter of 1997 which were not open in the first quarter of 1996 and the sales of one retail store which opened March 29, 1997.

Gross profit was $17.6 million for the three months ended March 31, 1997, an increase of $2.8 million, or 1.9%, from $14.8 million for the three months ended March 31, 1996. Gross profit was 39.2% of net sales compared to 42.1% of net sales for the three months ended March 31, 1997 and 1996, repectively. The decrease in gross margins as a percentage to sales was due to higher inventory markdowns in women's footwear, as well as a higher percentage of sales of merchandise that have lower margin levels including sales of private label merchandise.

Selling, general and administrative expenses, including shipping and warehousing costs, were $13.1 million (29.3% of net sales) for the three months ended March 31, 1997 compared to $10.3 million (29.2% of net sales) for the three months ended March 31, 1996. The increase in selling, general and administrative expenses was primarily attributable to the hiring of additional personnel to support the Company's growth, and to the additional retail and outlet stores, which carry a higher expense level as a percentage of sales than the wholesale division.

The Company continues to expand its licensing efforts, resulting in an increase in licensing income of 105% to $1.0 million for the three months ended March 31, 1997 compared to licensing income of $0.5 million for the three months ended March 31, 1996.

As a result of the foregoing, operating income increased 9.5% to $5.5 million (12.3% of net sales) from $5.1 million (14.4% of net sales) for the three months ended March 31, 1997 and March 31, 1996 respectively.


Liquidity and Capital Resources

The Company uses cash flows from operations and borrowings under its line of credit as the primary sources of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, the level of accounts receivable and due from factors balances and the Company's inventory levels. Cash used by operating activities was $10.5 million for the three months ended March 31, 1997, compared to $0.4 million used in operating activities for the three months ended March 31, 1996. The decrease in cash flow from operations is attributable, in part, to the timing of the payment of trade accounts payable and increased sales during March, resulting in a higher due from factor balance. At March 31, 1997 and December 31, 1996 working capital was $40.6 million and 37.0 million, respectively.

The Company currently has a line of credit which allows for borrowings, letter of credits and bankers acceptances up to a maximum of $25.0 million to finance working capital requirements.

Capital expenditures totaled $517,000 and $568,000 in the three months ended March 31, 1997 and 1996, respectively. Capital expenditures relate primarily to the Company's retail and outlet store expansion and to the further development and enhancement of the Company's management information systems.

The Company believes that cash flows from operations and borrowings under its existing credit facilities will be sufficient to satisfy the Company's working capital requirements for the next twelve months.

Important Factors Relating to Forward Looking Statements

This report contains certain forward looking statements, as defined in The Private Securities Litigation Reform Act of 1994, with respect to cash flows from operation. The forward-looking statements contained in the Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-Q will be realized or that actual results will not be significantly higher or lower.

                           Part II - OTHER INFORMATION


Item 1.  Legal Proceedings.   None

Item 2.  Changes in Securities. None

Item 3.  Defaults Upon Senior Securities. None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information. None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

                  27       Financial Data Schedule.

         (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

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


                                                Kenneth Cole Productions, Inc.
                                                ------------------------------
                                                      Registrant




May 14, 1997                                    /s/ STANLEY A. MAYER
                                                --------------------
                                                Stanley A. Mayer
                                                Executive Vice President and
                                                Chief Financial Officer