Form 10-Q
period 1997-06-30
COLE KENNETH PRODUCTIONS INC
filed 1997-08-14
CIK 921691

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                             August 12, 1997
            -----

Class A Common Stock ( $.01 par value)            7,369,556
Class B Common Stock ( $.01 par value)            5,785,398

                         Kenneth Cole Productions, Inc.
                                  Index to 10-Q

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996 ..................    3

         Consolidated Statements of Income for the three month and six month
         periods ended June 30, 1997 and 1996 ...................................................    5

         Consolidated Statement of Changes in Shareholders' Equity for the six
         month period ended June 30, 1997 .......................................................    6

         Consolidated Statements of Cash Flows for the six month periods
         ended June 30, 1997 and 1996 ...........................................................    7

         Notes to Consolidated Financial Statements .............................................    8

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition ................................................................    9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings ......................................................................   13

Item 2.  Changes in Securities ..................................................................   13

Item 3.  Defaults Upon Senior Securities ........................................................   13

Item 4.  Submission of Matters to a Vote of Security Holders ....................................   13

Item 5.  Other Information ......................................................................   14

Item 6.  Exhibits and Reports on Form 8-K .......................................................   14

Signatures ......................................................................................   15

Index of Exhibits ...............................................................................   16

                 Kenneth Cole Productions, Inc. and Subsidiaries

                           Consolidated Balance Sheets



                                                        June 30,    December 31,
                                                          1997          1996
                                                       -------------------------
                                                       (Unaudited)

Assets
Current assets:
   Cash                                                $ 1,406,000   $ 1,626,000
   Due from factors                                     20,155,000    17,976,000
   Accounts receivable, net                              2,731,000     3,339,000

   Inventories                                          29,302,000    29,265,000
   Prepaid expenses and other current assets               871,000     1,001,000
   Deferred taxes                                          755,000       755,000
                                                       -------------------------
Total current assets                                    55,220,000    53,962,000

Property and equipment
   Furniture and fixtures                                3,939,000     3,234,000
   Machinery and equipment                               3,348,000     2,916,000
   Leasehold improvements                                6,838,000     6,610,000
                                                       -------------------------
                                                        14,125,000    12,760,000
   Less accumulated depreciation and amortization        4,324,000     3,428,000
                                                       -------------------------
Net property and equipment                               9,801,000     9,332,000
                                                       -------------------------

Other assets:
   Deferred taxes                                          145,000       145,000
   Deposits and sundry                                   2,137,000     1,816,000
                                                       -------------------------
Total other assets                                       2,282,000     1,961,000
                                                       -------------------------
Total assets                                           $67,303,000   $65,255,000
                                                       =========================


          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                               June 30      December 31,
                                                                 1997           1996
                                                             ---------------------------
                                                             (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                         $  6,644,000    $ 12,738,000
   Accrued expenses and other current liabilities              2,153,000       2,376,000
   Advances due under revolving credit facility and
     current portion of long-term debt                         4,405,000         489,000
   Income taxes payable                                          331,000       1,247,000
   Deferred license income                                       575,000          89,000
                                                            ----------------------------
Total current liabilities                                     14,108,000      16,939,000
                                                            ----------------------------

Deferred rent payable                                            710,000         521,000
Other non-current liabilities                                  1,498,000       1,196,000

Shareholders' equity
   Preferred stock, par value $1.00, 1,000,000 shares
       authorized, none outstanding
   Class A common stock, par value $.01,
     20,000,000 shares authorized, 7,369,556
     and 7,353,179 outstanding in 1997
     and 1996                                                     74,000          74,000
   Class B common stock, par value $.01,
      6,000,000 shares authorized, 5,785,398 outstanding          58,000          58,000
   Additional paid-in capital                                 19,306,000      19,104,000
   Cumulative translation adjustment                              71,000
   Retained earnings                                          31,478,000      27,432,000
   Deferred compensation                                                         (69,000)
                                                            ----------------------------

Total shareholders' equity                                    50,987,000      46,599,000
                                                            ----------------------------
Total liabilities and shareholders' equity                  $ 67,303,000    $ 65,255,000
                                                            ============================


          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                        Consolidated Statements of Income
                                   (Unaudited)

                                                              Three Months Ended                      Six Months Ended
                                                                   June 30                                June 30
                                                         -------------------------------       --------------------------------
                                                             1997              1996                 1997              1996
                                                         -------------------------------       --------------------------------
Net sales                                                $ 40,352,000       $ 35,019,000       $ 85,262,000        $ 70,129,000
Cost of goods sold                                         26,375,000         20,707,000         53,669,000          41,032,000
                                                         -------------------------------       --------------------------------
Gross profit                                               13,977,000         14,312,000         31,593,000          29,097,000

Licensing and other income                                  1,212,000            639,000          2,268,000           1,155,000

Selling, general and administrative and
   shipping and warehousing
                                                           13,779,000         10,399,000         26,919,000          20,649,000
                                                         -------------------------------       --------------------------------
Operating income                                            1,410,000          4,552,000          6,942,000           9,603,000
                                                         -------------------------------       --------------------------------

Interest (income) expense, net                                 87,000           (26,000)            199,000              15,000

Income before provision for income taxes                    1,323,000          4,578,000          6,743,000           9,588,000

Provision for income taxes                                    529,000          1,877,000          2,697,000           3,931,000
                                                         -------------------------------       --------------------------------
Net income                                               $    794,000       $  2,701,000       $  4,046,000        $  5,657,000
                                                         ===============================       ================================

Net income per share                                     $        .06       $        .20       $        .30        $        .42
                                                         ===============================       ================================


          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                   Class A                Class B
                                Common Stock            Common Stock
                                ------------            ------------            Total     Cummulative
                             Number                   Number                   Common     Translation
                           of shares      Amount    of shares     Amount        Stock      Adjustment
                           ---------      ------    ---------     ------        -----      ----------

Shareholders' equity
   January 1, 1997         7,353,179      $74,000    5,785,398      $58,000    $132,000


Exercise of Stock             16,377
   Options

Net Income

Translation Adjustment                                                                          71,000

Amortization of
   deferred compensation
                         ==============================================================================

Shareholders' equity       7,369,556      $74,000    5,785,398      $58,000    $132,000        $71,000
   June 30, 1997
                         ==============================================================================




                          Additional                Deferred
                           Paid-in     Retained     Compen-
                           Capital     Earnings      sation      Total
                           -------     --------      ------      -----
Shareholders' equity
   January 1, 1997       $19,104,000  $27,432,000     ($69,000)  $46,599,000


Exercise of Stock
   Options                   202,000                                 202,000

Net Income                              4,046,000                  4,046,000

Translation Adjustment                                                71,000

Amortization of                                         69,000        69,000
   deferred compensation
                        ========================================================

Shareholders' equity     $19,306,000  $31,478,000                $50,987,000
   June 30, 1997
                        ========================================================


          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                                                         Six Months Ended
                                                                              June 30
                                                                         1997          1996
                                                                    --------------------------
Cash flows from operating activities

Net income                                                          $ 4,046,000    $ 5,657,000
Adjustments to reconcile  net income to net cash
   (used in) provided by operating
   activities:
     Depreciation and amortization                                      896,000        479,000
     Amortization of deferred compensation                               69,000        116,000
     Provision for doubtful accounts                                      5,000
     Changes in assets and liabilities:
       Increase in due from factors                                  (2,179,000)    (3,638,000)
       Decrease (increase) in accounts receivable                       603,000       (108,000)
       Increase in inventories                                          (37,000)    (5,915,000)
       Decrease in prepaid expenses and other current assets            130,000        274,000
       Increase in deposits                                            (321,000)      (443,000)
       Decrease in accounts payable                                  (6,094,000)      (545,000)
       (Decrease) increase in income taxes payable                     (848,000)     1,869,000
       Increase in accrued expenses and other current liabilities       239,000        487,000
       Increase in other non-current liabilities                        491,000        286,000
                                                                    --------------------------
Net cash used in operating activities                                (3,000,000)    (1,481,000)

Cash flows from investing activities

Acquisition of property and equipment, net                           (1,365,000)    (1,236,000)
                                                                    --------------------------
Net cash used in investing activities                                (1,365,000)    (1,236,000)

Cash flows from financing activities

Proceeds from revolving line of credit, net                           3,940,000      1,485,000
Proceeds from exercise of stock options                                 134,000         64,000
                                                                    --------------------------
Net cash provided by financing activities                             4,074,000      1,549,000

Effect of exchange rate changes on cash                                  71,000
                                                                    --------------------------
Net decrease in cash                                                   (220,000)    (1,168,000)
Cash, beginning of period                                             1,626,000      2,204,000
                                                                    --------------------------
Cash, end of period                                                 $ 1,406,000    $ 1,036,000
                                                                    ==========================
Supplemental  disclosures of cash flow  information

Cash paid during the period for:
   Interest                                                         $   245,000    $    62,000
   Income taxes                                                     $ 3,545,000    $ 1,857,000



          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The data contained in these financial statements are unaudited and are subject to year end adjustment, however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

The balance sheet at December 31, 1996 was derived from the audited financial statements.

Earnings Per Share

The Company calculates earning per share ("EPS") in accordance with Accounting Principles Board Opinion 15, "Earning per share" ("APB 15"). Earning per share is based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during each period.

In March 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earning per Share" ("SFAS128"), which upon adoption will supersede APB 15 and is intended to simplify and harmonize the EPS calculations in the United States with those common in other countries and to present two EPS calculations: (i) basic earnings per common share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented, and (ii) diluted earnings per common share, which is determined on the assumption that options issued to employees are exercised and repurchased at the average price for the periods presented. SFAS 128 is effective for financial statements for the year ended December 31, 1997. Under SFAS 128, basic earnings per share for the three and six month period ended June 30, 1997 would be $.06 and $.31 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net sales for the quarter ended June 30, 1997 and June 30, 1996 and for the six months ended June 30, 1997 and June 30, 1996.

                                                                    Three Months ended
                                                                    ------------------
                                                   June 30, 1997                          June 30, 1996
                                                   -------------                          -------------

(in thousands)

Net sales                                   $40,352             100.0%             $35,019             100.0%
Gross Profit                                 13,977              34.6               14,312              40.9
Licensing income                              1,212               3.0                  639               1.8
Selling, general and
   administrative expenses                   13,779              34.1               10,399              29.7
Operating income                              1,410               3.5                4,552              13.0
Interest expense (income), net                   87                .2                  (26)              0.1
Income before income taxes                    1,323               3.3                4,578              13.1
Income tax expense                              529               1.3                1,877               5.4
Net income                                      794               2.0                2,701               7.7

                                                                      Six Months ended
                                                                      ----------------
                                                    June 30, 1997                            June 30, 1996
                                                    -------------                            -------------

(in thousands)

Net sales                                   $ 85,262             100.0%             $ 70,129              100.0%
Gross Profit                                  31,593              37.1                29,097               41.5
Licensing income                               2,268               2.6                 1,155                1.6
Selling, general and
   administrative expenses                    26,919              31.6                20,649               29.4
Operating income                               6,942               8.1                 9,603               13.7
Interest expense, net                            199                .2                    15                0.0
Income before income taxes                     6,743               7.9                 9,588               13.7
Income tax expense                             2,697               3.2                 3,931                5.6
Net income                                     4,046               4.7                 5,657                8.1

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Net sales increased $5.3 million, or 15.2%, to $40.4 million for the three months ended June 30, 1997 compared with net sales of $35.0 million for the three months ended June 30, 1996. Net sales of the Company's wholesale operations, excluding sales to its retail division, increased $1.5 million, or 5.6%, to $29.0 million from $27.5 million. This increase was primarily due to an increase in sales from Kenneth Cole branded men's footwear and Kenneth Cole Reaction branded footwear. The increases were partially offset by a decrease in sales of Kenneth Cole ladies footwear compared to the prior year, due to less than expected sell-throughs at retail. Sales through the Company's retail and outlet stores increased $3.8 million, or 50.3%, to $11.3 million for the three months ended June 30, 1997, compared to the three months ended June 30, 1996. This increase reflects the sales from twenty-seven stores which generated a 7.2% increase in comparable store sales, the sales from nine stores open for the entire second quarter of 1997, which were not open in the second quarter of 1996 and the sales from two stores which opened during the second quarter of 1997.

Gross profit was $14.0 million for the three months ended June 30, 1997, a decrease of approximately $300,000, or 2.3%, from $14.3 million for the three months ended June 30, 1996. As a percentage of net sales, gross profit was 34.6% compared to 40.9%. This decrease in gross profit was primarily attributable to lower than expected sell-throughs, which resulted in excess wholesale inventories, which were disposed of at significant discounts. The decrease in gross profit percentage is partially offset by an increase in retail store sales as a percentage of total sales (retail gross margins being higher than wholesale gross margins as a percentage of net sales).

The Company continues to expand its licensing efforts, resulting in an increase in licensing income of approximately $600,000, or 89.7%, for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. This increase reflects both incremental revenues from newly licensed products and continually maturing existing licenses.

Selling, general and administrative expenses, including shipping and warehousing costs, were $13.8 million (34.1% of net sales) for the three months ended June 30, 1997 compared to $10.4 million (29.7% of net sales) for the three months ended June 30, 1996. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to the additional retail stores (which carry a higher expense level than the wholesale division) and lower than planned wholesale sales, resulting in higher fixed overhead costs as a percentage of sales.

As result of the foregoing, operating income decreased 69.0% to $1.4 million (3.5% of net sales) from $4.6 million (13.0% of net sales) for the three months ended June 30, 1997 and June 30, 1996, respectively.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Net sales were $85.3 million in the first six months of 1997 compared to $70.1 million in the prior year's period, an increase of $15.2 million or 21.6%. Net sales of the Company's wholesale operations, excluding sales to its retail division increased $8.0 million or 14.2% to $65.1 million in the six months from $57.0 million in last year's same period. This increase was due to increases in volume from Kenneth Cole branded men's footwear, Unlisted branded women's footwear and Unlisted and Kenneth Cole Reaction handbags. The sales volume increase for these product lines were partially offset by a decline in sales volume from Kenneth Cole branded ladies footwear. Sales through the Company's retail and outlet stores increased $7.0 million or 53.8% to $20.1 million. This increase reflects an 11.4% comparable store sales increase, the sales of eight stores open for the entire first half of 1997, which were not open in the first half of 1996 and the sales of three stores opened during the first six months of 1997.

Gross profit was $31.6 million in the six month period ended June 30, 1997, an increase of $2.5 million or 8.6% from $29.1 million in the comparable period last year. As a percentage of net sales, gross profit was 37.1% compared to 41.5%. This decrease was primarily due to lower than expected sell-throughs at retail, which resulted in excess wholesale inventories, which were disposed of at significant discounts.

Selling, general and administrative expenses, including shipping and warehousing costs, were $26.9 million (31.6% of net sales) in the six month period of 1997 and $20.6 million (29.4% of net sales) in the comparable period last year. The increase is attributable to the hiring of additional personnel to support the Company's growth. The increase as a percentage of net sales is due to the additional retail and outlet stores, which carry a higher expense level as a percentage of sales than the wholesale division and lower than planned wholesale sales, resulting in a higher percentage of fixed overhead costs.

As a result of the above, operating income decreased 27.7% in the six month period of 1997 to $6.9 million (8.1% of net sales) from $9.6 million (13.7% of net sales) in the same period last year.

Liquidity and Capital Resources

The Company uses cash flows from operations and borrowings under its revolving credit agreement as the primary sources of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers and the delivery by the Company of merchandise to its customers. Cash used in operating activities was $3.0 million for the six months ended June 30, 1997, compared to $1.4 million for the six months ended June 30, 1996. The increase in cash used in operating activities is attributable, in part, to the timing of the payment of income taxes and trade payables. At June 30, 1997 and December 31, 1996, working capital was $41.1 million and $37.0 million, respectively.

The Company currently has a line of credit, which allows for borrowings, letter of credits and bankers acceptances up to a maximum of $25.0 million to finance working capital requirements.

Capital expenditures totaled $1.4 million and $1.2 in the six months ended June 30, 1997 and 1996, respectively. Capital expenditures relate primarily to the Company's retail and outlet store expansion and to the further development and enhancement of the Company's management information systems.

The Company believes that cash flows from operations and borrowings under its existing credit facility will be sufficient to satisfy the Company's working capital requirements for the next twelve months.

Inflation and Currency Fluctuations

The Company believes that inflation and the effect of foreign currency fluctuations has not had a material effect on the Company's results of operations. The Company enters into forward exchange contracts to hedge the purchase price of inventories purchased in foreign currencies.


Important Factors Relating to Forward Looking Statements

This report contains certain forward looking statements, as defined in The Private Securities Litigation Reform Act of 1994, with respect to cash flows from operations. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-Q will be realized or that actual results will not be significantly higher or lower.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings. Incorporated by reference to the Financial Statements included herein in Part I, Item I. See Notes to Consolidated Financial Statements - Contingencies.

Item 2. Changes in Securities. None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders.

     (a) Kenneth Cole Productions, Inc. Annual Meeting of Shareholders was held on May 29, 1997.

     (b) Election of Directors - All nominees were elected through proxies solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement, and each of the nominees were elected to hold office until the next Annual Meeting of Shareholders.

     (c) Matters voted on at the Annual Meeting of Shareholders include the election of directors the ratification of the selection of the independent public accountants, and the amendment of the Kenneth Cole 1994 Employee Stock Option Plan to increase by 500,000 the number of shares authorized for issuance.

     The results of the election of directors were as follows:

                                For                       Withheld
                                ---                       --------
     Paul Blum                  63,936,401                109,400
     Kenneth D. Cole            63,936,401                109,400
     Maria Cuomo Cole           63,936,401                109,400
     Robert C. Grayson          63,936,401                109,400
     Denis F. Kelly              6,082,421                109,400
     Jeffrey G. Lynn             6,082,421                109,400
     Stanley A. Mayer           63,936,201                109,600

     Holders of 6,191,821 shares of Class A Common Stock and 5,785,398 shares of Class B Common Stock, constituting approximately 98.2% of the shares entitled to vote, were present in person or by proxy at the Annual Meeting of Shareholders. Each record holder of Class A Common Stock is entitled to one vote per share, and each record holder of Class B Common Stock is entitled to 10 votes per share. Holders of Class A Common Stock voted separately to elect Jeffrey G. Lynn and Denis Kelly.

     With regard to the ratification of the appointment of Ernst & Young LLP as the independent certified public accountants, the results were as follows:


       FOR                     AGAINST                     ABSTAIN
       ---                     -------                     -------
     64,040,456                 3,345                       2,000

     With regard to the resolution to amend the Kenneth Cole 1994 Employee Stock Option Plan to increase by 500,000 the number of shares authorized for issuance thereunder, the results were as follows:

       FOR                     AGAINST                     ABSTAIN
       ---                     -------                     -------
     59,970,573             2,802,498                       4,620

Item 5. Other Information. None


Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

          27        Financial Data Schedule.

     (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

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


                                        Kenneth Cole Productions, Inc.
                                        ------------------------------
                                                  Registrant



August 12, 1997                         /s/ STANLEY A. MAYER
                                        ----------------------
                                        Stanley A. Mayer
                                        Executive Vice President and
                                            Chief Financial Officer

                                INDEX OF EXHIBITS

                                                                     Sequential
Exhibit Number:               Description                              Page No.
---------------               -----------                              --------

      27                      Financial Data Schedule.                      17