Form 10-Q
period 1997-09-30
COLE KENNETH PRODUCTIONS INC
filed 1997-11-13
CIK 921691

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            Form 10-Q

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997


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

  Registrant's telephone number, including area code (212) 265-
                              1500

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

                                   Class
November 7, 1997

     Class A Common Stock ( $.01 par value)
7,390,241
     Class B Common Stock ( $.01 par value)
5,785,398



                 Kenneth Cole Productions, Inc.
                          Index to 10-Q


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

   Consolidated Balance Sheets as of  September 30, 1997 and
   December 31, 1996 ............                              3

   Consolidated Statements of Income for the three month and
   nine month
   periods ended September 30, 1997 and
   1996........................................................
   ..............                                       5

   Consolidated Statement of Changes in Shareholders' Equity
   for the nine
   month period ended September 30, 1997
   ............................................................
   ..............                                       6

   Consolidated Statements of Cash Flows for the nine month
   periods
   ended September 30, 1997 and 1996
   ............................................................
   ....................                                 7

   Notes to Consolidated Financial Statements
   ............................................................
   .........                                                   8

Item 2.Management's Discussion and Analysis of Results of
   Operations
   and Financial Condition
   ............................................................
   ........................................             9

Part II. OTHER INFORMATION

Item 1.Legal Proceedings .................................
   ............................................................
   .............                                       13

Item 2.Changes in Securities..............................
   ............................................................
   ............                                        13

Item 3.Defaults Upon Senior Securities....................
   ............................................................
   .....                                               13

Item 4.
   Submission of Matters to a Vote of Security Holders
   ................................................... 13

Item 5.                                                 Other
   Information
   ............................................................
   ..............................................      13

Item 6.   Exhibits and Reports on Form 8-
   K...........................................................
   ......................                                     13

Signatures......................................................
   ............................................................
   .................    14



         Kenneth Cole Productions, Inc. and Subsidiaries

                   Consolidated Balance Sheets



                                                September 30, December 31,
                                                    1997         1996
                                                 (Unaudited)

Assets
Current assets:
Cash                                           $  2,452,000 $ 1,626,000
Due from factors                                 27,879,000  17,976,000
Accounts receivable, net                          3,790,000   3,339,000
Inventories                                      27,625,000  29,265,000
Prepaid expenses and other current assets           920,000   1,001,000
Deferred taxes                                      755,000     755,000
                                                -----------------------
Total current assets                             63,421,000  53,962,000



Property and equipment:
Furniture and fixtures                            4,497,000   3,234,000
Machinery and equipment                           3,596,000   2,916,000
Leasehold improvements                            7,441,000   6,610,000
                                                -----------------------
                                                 15,534,000  12,760,000
Less accumulated depreciation and amortization    4,842,000   3,428,000
                                                -----------------------
Net property and equipment                       10,692,000   9,332,000
                                                -----------------------
Other assets:
Deferred taxes                                      145,000     145,000
Deposits and sundry                               2,620,000   1,816,000
                                                -----------------------
Total other assets                                2,765,000   1,961,000
                                                -----------------------
Total assets                                    $76,878,000 $65,255,000
                                                =======================






            See accompanying notes to consolidated financial statements.

         Kenneth Cole Productions, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                                            September 30,    December 31,
                                                1997            1996
                                             (Unaudited)

Liabilities and shareholders' equity
Current liabilities:
Accounts payable                               $ 9,792,000   $12,738,000
Accrued expenses and other current               3,993,000     2,376,000
 liabilities
Advances due under revolving credit
 facility and current
 portion of long-term debt                       1,255,000       489,000
Income taxes payable                             2,933,000     1,247,000
Deferred license income                            376,000        89,000
                                               -------------------------
Total current liabilities                       18,349,000    16,939,000
                                               -------------------------

Deferred rent payable                              808,000       521,000
Other non-current liabilities                    1,694,000     1,196,000


Shareholders' equity:
Preferred stock, par value $1.00, 1,000,000
 shares authorized, none outstanding
Class A common stock, par value $.01,
 20,000,000 shares authorized, 7,390,241
 and 7,353,179 outstanding in 1997 and 1996        74,000        74,000
Class B common stock, par value $.01,
 6,000,000 shares authorized, 5,785,398            58,000        58,000
 outstanding
Additional paid-in capital                     19,487,000    19,104,000
Translation adjustments                            59,000
Retained earnings                              36,349,000    27,432,000
Deferred compensation                                           (69,000)
                                              -------------------------
Total shareholders' equity                     56,027,000    46,599,000
                                              -------------------------
Total liabilities and shareholders' equity    $76,878,000   $65,255,000
                                              =========================




      See accompanying notes to consolidated financial statements.


               Kenneth Cole Productions, Inc. and Subsidiaries

                    Consolidated Statements of Income
                               (Unaudited)

                            Three Months Ended     Nine Months Ended
                              September 30            September 30
                             1997     1996           1997       1996

Net sales              $50,287,000 $39,841,000  $135,549,000 $109,970,000
Cost of goods sold      29,178,000  23,341,000    82,847,000   64,373,000
                       -----------------------  -------------------------
Gross profit            21,109,000  16,500,000    52,702,000   45,597,000

Licensing and other
income                   1,726,000     887,000     3,994,000    2,042,000

Selling, general and
administrative, and
shipping and
warehousing             14,677,000  10,573,000    41,596,000   31,222,000
                       -----------------------   ------------------------
Operating income         8,158,000   6,814,000    15,100,000   16,417,000

Interest expense, net       39,000      17,000       238,000       32,000
                       -----------------------   ------------------------
Income before provision
for income taxes         8,119,000   6,797,000    14,862,000   16,385,000

Provision for income
taxes                    3,248,000   2,720,000     5,945,000    6,651,000
                       -----------------------   ------------------------
Net income             $ 4,871,000 $ 4,077,000   $ 8,917,000  $ 9,734,000
                       =======================   ========================


Net income per share         $.36        $.30          $.66         $.72
                       =======================   ========================











        See accompanying notes to consolidated financial statements.

         Kenneth Cole Productions, Inc. and Subsidiaries

    Consolidated Statement of Changes in Shareholders' Equity
                           (Unaudited)


                        Class A             Class B
                     Common Stock         Common Stock       Total
                     Number               Number             Common
                    of shares  Amount   of shares  Amount    Stock

Shareholders'equity
January 1, 1997     7,353,179  $74,000  5,785,398  $58,000  $132,000


Exercise of Stock
Options                37,062

Net Income

Translation
Adjustment

Amortization
of deferred
compensation

                   -------------------------------------------------
Shareholders'equity
September 30, 1997  7,390,241  $74,000  5,785,398  $58,000  $132,000
                   ==================================================




                   Additional                          Deferred
                    Paid-in    Translation   Retained   Compen-
                    Capital     Adjustment   Earnings   sation     Total

Shareholders'equity
January 1, 1997    $19,104,000             $27,432,000 ($69,000) $46,599,000


Exercise of Stock
Options                383,000                                       383,000

Net Income                                   8,917,000             8,917,000

Translation
Adjustment                         $59,000                            59,000

Amortization
of deferred
compensation                                             69,000       69,000

                   ---------------------------------------------------------
Shareholders'equity
September 30, 1997 $19,487,000     $59,000 $36,349,000  $69,000  $56,027,000
                   =========================================================



         See accompanying notes to consolidated financial statements

              Kenneth Cole Productions, Inc. and Subsidiaries
             Consolidated Statements of Cash Flows (Unaudited)

                                                     Nine Months Ended
                                                        September 30,
                                                       1997      1996
Cash flows from operating activities
Net income                                        $8,917,000   $9,734,000

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                   1,414,000      711,000
   Amortization of deferred compensation              69,000      172,000
   Provision for doubtful accounts                    32,000       10,000
   Changes in assets and liabilities:
     Increase in due from factors                 (9,903,000)  (7,632,000)
     Increase in accounts receivable                (483,000)    (615,000)
     Decrease (increase) in inventories            1,640,000   (3,985,000)
     Decrease (increase) in prepaid expenses and
       other current assets                           81,000     (555,000)
     Increase in deposits                           (804,000)    (627,000)
     (Decrease) increase in accounts payable      (2,946,000)   1,126,000
     Increase in income taxes payable              1,806,000    2,421,000
     Increase in accrued expenses and other        1,904,000      354,000
       current liabilities
     Increase in other non-current liabilities       785,000      438,000
                                                  ------------------------
Net cash provided by operating activities          2,512,000    1,552,000

Cash flows from investing activities
Acquisition of property and equipment, net        (2,774,000)  (2,933,000)
                                                  ------------------------
Net cash used in investing activities             (2,774,000)  (2,933,000)

Cash flows from financing activities
Proceeds from revolving line of credit, net          810,000
Proceeds from exercise of stock options              263,000      231,000
Repayment of long-term debt                          (44,000)
                                                  ------------------------
Net cash provided by financing activities          1,029,000      231,000
Effect of exchange rate changes on cash               59,000        1,000
                                                  ------------------------
Net increase (decrease) in cash                      826,000   (1,149,000)
Cash, beginning of period                          1,626,000    2,204,000
                                                  ------------------------
Cash, end of period                               $2,452,000   $1,055,000
                                                  ========================
Supplemental disclosures of cash flow
information
Cash paid during the period for:
Interest                                          $   79,000   $  102,000
Income taxes                                      $4,138,000   $3,485,000







         See accompanying notes to consolidated financial statements.


              Kenneth Cole Productions, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements
                                (Unaudited)

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The data contained in these financial statements are unaudited and are subject to year end adjustment, however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

In March 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128 "Earning per Share" ("SFAS128"), which upon adoption will supersede APB 15 and is intended to simply and harmonize the EPS calculations in the United States with those common in other countries and to present two EPS calculations: (i) basic earnings per common share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented, and (ii) diluted earnings per common share, which is determined on the assumption that options issued to employees are exercised and repurchased at the average price for the periods presented. SFAS 128 is effective for financial statements for the year ended December 31, 1997. Under SFAS 128, basic earnings per share for the three and nine month period ended September 30, 1997 would be $.37 and $.68 per share.


















                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as percentage of net sales for the quarter ended September 30, 1997 and September 30, 1996 as well as for the nine months ended September 30, 1997 and September 30, 1996.


                                         Three Months ended
                            September 30, 1997          September 30, 1996

       (in thousands)

       Net sales                 $50,287  100.0%         $39,841    100.0%
       Gross Profit               21,109   42.0           16,500     41.4
       Licensing income            1,726    3.4              887      2.2
       Selling, general and
       administrative expenses    14,677   29.2           10,573     26.6
       Operating income            8,158   16.2            6,814     17.0
       Interest income, net           39    0.0               17      0.0
       Income before income taxes  8,119   16.2            6,797     17.1
       Income tax expense          3,248    6.5            2,720      6.8
       Net income                  4,871    9.7            4,077     10.2

                                         Nine Months ended
                           September 30, 1997            September 30, 1996

       (in thousands)

       Net sales                $135,549  100.0%        $109,970    100.0%
       Gross Profit               52,702   38.9           45,597     41.5
       Licensing income            3,994    2.9            2,042      1.9
       Selling, general and
       administrative expenses    41,596   30.7           31,222     28.4
       Operating income           15,100   11.1           16,417     14.9
       Interest expense, net         238     .2               32      0.0
       Income before income taxes 14,862   10.9           16,385     14.9
       Income tax expense          5,945    4.4            6,651      6.0
       Net income                  8,917    6.5            9,734      8.9




Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Net sales increased $10.5 million, or 26.3%, to $50.3 million for the three months ended September 30, 1997 compared to net sales of $39.8 million for the three months ended September 30, 1996. Net sales of the Company's wholesale operations (excluding sales to the Company's retail stores)
increased $7.2 million, or 22.2%, to $39.6 million from $32.4 million. This increase was primarily due to increases in sales of Kenneth Cole branded men's footwear and Unlisted branded women's footwear. Sales through the Company's retail and outlet stores increased $3.3 million, or 44.5%, to $10.7 million for the three months ended September 30, 1997 compared to $7.4 million for the three months ended September 30, 1996. This increase was the result of the sales of thirty-one stores which generated a 6.8% comparable store sales increase, the sales of seven retail and outlet stores open in the third quarter of 1997 which were not open in the third quarter of 1996 and the sales of four stores which opened during the third quarter of 1997.

Gross profit was $21.1 million or 42.0% of net sales for the three months ended September 30, 1997, an increase of $4.6 million, or 27.9%, from $16.5 million or 41.4% of net sales for the three months ended September 30, 1996. This increase in gross profit percentage is attributed, in part, to the increase in retail store sales as a percentage of total sales (retail stores carry higher gross margins than wholesale gross margins).

The  Company  continues to expand its licensing efforts,  resulting  in  an increase in licensing income of $839,000, or 94.6% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The increase reflects both incremental revenues from newly licensed products and the continued sales growth experienced by existing licensees.

Selling, general and administrative expenses, including shipping and warehousing costs, were $14.7 million, or 29.2% of net sales for the three months ended September 30, 1997, compared to $10.6 million or 26.6% of net sales for the three months ended September 30, 1996. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to the additional retail stores (which carry a higher expense level than wholesale) and additional administrative costs to support the Company's growth.

As a result of the above, operating income increased 19.7% to $8.2 million (16.2% of net sales) from $6.8 million (17.0% of net sales) for the three months ended September 30, 1997 and 1996, respectively.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Net sales were $135.5 million in the first nine months of 1997 compared to $110.0 million in the prior year's period, an increase of $25.5 million or 23.2%. Net sales of the Company's wholesale operations (excluding sales to the Company's retail stores) increased $15.2 million or 17.0% to $104.6 million in the nine months from $89.4 million in last year's same period. This increase was primarily due to increases in sales of the Kenneth Cole branded men's footwear and Unlisted branded women's footwear. Sales through the Company's retail and outlet stores increased $10.3 million or 50.3% to $30.9 million. This increase reflects a 10.0% comparable store sales increase on sales of thirty-one stores ,the sales of four stores open for the entire first nine months of 1997 which were not open in the first nine months of 1996, and the sales of seven stores opened during the first nine months of 1997.

Gross profit was $52.7 million for the nine month period ended September 30, 1997, an increase of $7.1 million, or 15.6%, from $45.6 million in the comparable period last year. As a percentage of sales, gross profit decreased to 38.9% from 41.5%. The decrease was primarily due to lower than expected sell-throughs during the first six months of the year at retail, which resulted in excess wholesale inventories, that were disposed of at significant discounts.

Selling, general and administrative expenses including shipping and warehousing costs were $41.6 million or 30.7% of net sales for the nine month period ended September 30, 1997, and $31.2 million or 28.4% of net sales in the comparable period last year. The increase is attributable to additional retail stores, which carry a higher expense level than wholesale and to higher costs associated with operating and moving from a 63,000 square foot office and distribution facility to a 244,000 square foot facility.

As a result of the above, operating income decreased 8.0% for the nine-month period ended September 30, 1997 to 15.1 million (11.1% of net sales) from 16.4 million (14.9% of net sales) for the same period last year.

Liquidity and Capital Resources

The Company uses cash from operations and borrowings under its revolving line of credit as the primary sources of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, the level of accounts receivable and due from factors balances and the Company's inventory levels. Cash provided by operating activities was $2.5 million for the nine months ended September 30, 1997, compared to $1.6 million used in operating activities for the nine months ended September 30, 1996. The increase in cash flow from operations is attributable, in part, to the timing of the payment of accrued expenses and the decrease in the Company's inventories. At September 30, 1997 and December 31, 1996, working capital was $45.1 million and $37.0 million, respectively.

At September 30, 1997 the Company had $22.0 million available under its line of credit, which allows for borrowings, letter of credits and bankers acceptances up to a maximum of $25.0 million to finance working capital requirements.

Capital expenditures totaled $2.8 million and $2.9 million in the nine months ended September 30, 1997 and 1996, respectively. Capital expenditures relate primarily to the Company's retail and outlet store expansion and to the further development and enhancement of the Company's management information systems.

The Company believes that cash flows from operations and borrowings under its existing credit facilities will be sufficient to satisfy the Company's working capital requirements for the next twelve months.

Inflation and Currency Fluctuations

The Company believes that inflation and foreign currency fluctuations have not had a material effect on the Company's results of operations. The Company enters into forward exchange contracts to hedge the purchase price of those inventories purchased in foreign currencies.


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

                        Part II - OTHER INFORMATION


Item 1.                    Legal Proceedings.        None.

Item 2.                     Changes in Securities.   None.

Item 3.             Defaults Upon Senior Securities. None.

Item 4.Submission of Matters to a Vote of Security Holders. None.

Item 5.                           Other Information. None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits:

          27   Financial Data Schedule

     (b) Reports on Form 8-K:   The Company did not file any reports on
                                Form 8-K during the three months ended
                                September 30, 1997.



                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kenneth Cole Productions, Inc.
                                        Registrant



November 13, 1997                              /S/   STANLEY A. MAYER
                                   Stanley A. Mayer
                                   Executive Vice President and
                                   Chief Financial Officer






























                             INDEX OF EXHIBITS

                                                            Sequential
Exhibit Number:          Description                                  Page
No.


27                  Financial Data Schedule                      17