Form 10-K
period 1997-12-31
COLE KENNETH PRODUCTIONS INC
filed 1998-03-31
CIK 921691

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997          Commission File No. 1-13082


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (_)

      Aggregate market value of the voting stock held by nonaffiliates of the registrant as of the close of business on March 23, 1998: $155,400,871

      Number of shares of Class A Common Stock, $.01 par value, outstanding as of the close of business on March 23, 1998: 7,519,470

      Number of shares of Class B Common Stock, $.01 par value, outstanding as of the close of business on March 23, 1998: 5,785,398

                       DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of Form 10-K is incorporated herein by reference to the Registrant's definitive proxy statement to be mailed to the shareholders of the Registrant by April 30,1998

                         Kenneth Cole Productions, Inc.
                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
--------------------------------------------------------------------------------
Item 1    Business                                                            3

Item 2    Properties                                                         13

Item 3    Legal Proceedings                                                  13

Item 4    Submission of Matters to a Vote of Security Holders                13

                                     PART II

Item 5    Market for Registrant's Common Equity and Related Shareholder
          Matters                                                            14

Item 6    Selected Financial Data                                            15

Item 7    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              17

Item 7A   Quantitative and Qualitative Disclosure about Market Risk          20

Item 8    Financial Statements and Supplementary Data                        20

Item 9    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               20

                                    PART III

Item 10   Directors and Executive Officers of the Registrant                 21

Item 11   Executive Compensation                                             21

Item 12   Security Ownership of Certain Beneficial Owners and Management     21

Item 13   Certain Relationships and Related Transactions                     21

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K    22

Item 1.  Business

General

      Kenneth Cole Productions, Inc. (the "Company"), incorporated in September 1982, designs, sources and markets a broad range of fashion footwear and handbags, and through license agreements designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction and Unlisted brand names. The Company's products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole. These products include core basics, which generally remain in demand from season to season, and fashion products that are designed to establish or capitalize on market trends. The combination of basics and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy insulates the Company from a temporary downturn in business at any particular time. In addition to footwear, the Company, through licensing agreements, offers a lifestyle collection of men's product categories including tailored clothing, dress shirts, sportswear, neckwear, briefcases, portfolios, jewelry, belts, scarves, leather and fabric outerwear, sunglasses, eyewear, watches, luggage, underwear, robes, loungewear and small leather goods. Aside from footwear and handbags, women's product categories sold pursuant to license agreements include hosiery, small leather goods, belts, scarves and wraps, leather and fabric outerwear, sunglasses, eyewear, watches and luggage.

      The Company's strategy is to continue to build upon the strength of its lifestyle brand franchise, which is comprised of three well-differentiated and distinct brands, the premier Kenneth Cole New York lifestyle brand, Kenneth Cole Reaction and Unlisted. This promotes the broadening of product offerings, which attracts new customers and further enables the Company to address a wider variety of customers' needs domestically and abroad. The Company markets its products to more than 2,500 department and specialty store locations, as well as through its consumer direct business, which includes an expanding base of retail and outlet stores, consumer catalogs and a website. The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product categories (men's, women's and children's footwear, handbags, apparel and accessories), prices (from "better" to "moderate") and styling. The diversity of the Company's product mix provides balance to its overall product sales and business planning and increases sales opportunities to wholesale customers who do not carry the Company's full range of products.

      The Company continues to pursue opportunities to expand its retail operations. As of December 31, 1997, the Company operated 46 specialty retail and outlet stores, as compared with 35 stores as of December 31, 1996, and plans to open approximately 8 to 10 new stores in 1998. The Company believes that the sales of footwear, handbags and licensed products through its specialty retail stores increase consumer awareness of the Company's brands and reinforce the Company's image. Additionally, outlet stores provide opportunities for the Company to sell excess and out-of-season merchandise, thereby reducing the need to sell such merchandise through its regular channels of distribution or to discounters at excessively low prices.

      The growing strength of the Company's three brands provides opportunities, through licensing agreements, to extend into new product categories and broader distribution channels. The Kenneth Cole New York, Kenneth Cole Reaction and Unlisted brands are currently licensed for a range of products consistent with the Company's image (see "Licensing" in Item 1).

Products

      The Company markets its products principally under its Kenneth Cole New York, Kenneth Cole Reaction and Unlisted brand names; each are targeted to appeal to different consumers. The Company believes that the Kenneth Cole brand name has developed into a true aspirational lifestyle brand; while having similar designer cache as other international designer brands, it has value credibility most do not.

      Kenneth Cole New York

      Kenneth Cole New York products are generally designed for the fashion conscious consumer and reflect the relaxed urban sophistication that is identified with the Kenneth Cole New York image. The distinctive, hip styling of this line has established Kenneth Cole as a fashion authority for sophisticated urban men and women who are seeking a value alternative to other designer shoes, handbags and accessories. As a result of strong brand name recognition and reputation for style, quality and value, the Company believes that Kenneth Cole New York has become a core resource for better department and specialty stores, continuing to provide significant growth opportunities. The product offering has evolved from a very trendy line to one with broad appeal, including both fashion forward styling and core basics. The Company continues to leverage the strength of the name through brand extensions (e.g., Kenneth Cole Collection), in-store shops and the licensing of many new product categories.

      Kenneth Cole New York men's footwear, primarily manufactured in Italy, is designed as contemporary, comfortable fashion footwear and is sold to the bridge-designer market at retail price points ranging from $130 to $175. As versatile as it is sophisticated, Kenneth Cole New York men's footwear may be worn to work, for a special occasion or on weekends with casual clothes.

      Kenneth Cole New York women's footwear, primarily manufactured in Italy and Spain, includes sophisticated and elegant dress, casual and special occasion (e.g., bridal) and is sold to the bridge-designer market at retail price points ranging from $100 to $140. Women's footwear is generally constructed with leather soles and linings, and leather, fabric, satin or silk uppers.

      Kenneth Cole New York handbags are sleek designer bags offered at affordable prices, generally made of quality leathers and are sold to the bridge-designer market at retail price points ranging from $100 to $200. Certain updated styles offer the customer high fashion day bags, while evening bags make strong sophisticated statements in satins, brocades and updated silhouettes.

      Kenneth Cole Reaction

      Kenneth Cole Reaction consists of a variety of product classifications, which address the growing trend toward flexible, lifestyle dressing. Originally introduced as a comfort-oriented casual line, Kenneth Cole Reaction now includes more dressy styles as well. Kenneth Cole Reaction women's footwear is designed for the workplace as well as outside the office, with an emphasis on comfort, contemporary styling and perceived value and is targeted to compete in the largest single category of footwear sold in department stores, "women's better casual." The majority of the line retails in the $60 to $80 price range. Kenneth Cole Reaction men's footwear combines fashionable and versatile styling with affordable pricing and represents the fastest growing classification in the men's market as consumer preferences lean away from athletic constructed footwear and more toward regular constructed footwear. The line retails in the $60 to $120 price range.

      Kenneth Cole Reaction handbags are designed to be multi functional with a contemporary look and are primarily made of non-leather technical fabrications, such as nylon, microfiber and straw. Kenneth Cole Reaction handbags, including Essentials, Itemize and the Options collections, are one of the fastest growing product classifications and are created to meet the varying needs of the Company's customers. The line generally retails at price points ranging from $25 to $60.

      Kenneth Cole Reaction children's footwear was launched in November 1997. The product line includes dress and casual footwear sold at price points ranging from $40 to $75 and is targeted to boys and girls ages 5 to 16 who are making more of their own fashion choices than ever before. The Company believes that the expansion into children's footwear is a natural extension of its footwear business and by utilizing takedowns on successful performers of existing men's and women's styles, greatly enhances the likelihood of product performance.

      Unlisted

      Unlisted products are designed and targeted to the younger, trendier consumer market, the country's largest consumer base of fashion merchandise. The Unlisted brand was developed to expand the Company's sales into a younger more moderately priced business and includes approximately 30 styles of casual and dress shoes and approximately 60 styles of handbags per season. Unlisted handbags consist of strong, trendy bags in vinyl, straw and other exciting fabrications. Unlisted handbags generally retail at price points ranging from $25 to $60. Unlisted footwear provides the junior consumer with a wide selection of footwear with contemporary styling and quality at affordable prices. Unlisted footwear includes not only fashion styles, but also evening styles, basic pumps and loafers that generally retail at price points ranging from $30 to $50.

Divisions

      The Company primarily distributes its products through wholesale distribution channels and its own Kenneth Cole retail and outlet stores. During the periods presented below, the percentage of net sales contributed by the Company's wholesale (including catalog) and retail divisions were as follows:

                                        Year Ended
                                        December 31
                                     ------------------
                                     1997   1996   1995
                                     ----   ----   ----

                         Wholesale    75%    78%    84%
                         Retail       25     22     16
                                     ---    ---    ---
                         Total       100%   100%   100%
                                     ====   ====   ====

      Wholesale Operations

      The Company strives to provide affordable fashion footwear, handbags and accessories with consistent marketing and management support to its wholesale customers. The Company provides this support by producing strong image driven advertising, offering creative, quality products and maintaining adequate inventory levels of new products as well as products included in the Company's open stock program. The Company employs independent wholesale agents as well as salaried corporate account specialists to sell its products and to manage its relationships with its wholesale customers, including analyzing and monitoring their selling information.

      The Company's products are distributed in more than 800 wholesale accounts for sale in more than 2,500 store locations in the United States. The Company markets its branded products to major department stores and chains, such as the department store divisions of Dayton Hudson Corporation, Dillard Department Stores, Inc., Federated Department Stores (including Macy's, Bloomingdales, and Burdines), The May Department Stores Company (including Lord & Taylor and Foley's) and Nordstrom, Inc., and upscale specialty retailers, such as Neiman Marcus and Saks Fifth Avenue. In addition, the Company sells out-of-season branded products and overruns principally to The Marmaxx Group (formerly T.J. Maxx and Marshalls) and through the Company's outlet stores. In addition, the Company sells its products, directly or through distributors, to wholesale customers in Australia, Canada, Hong Kong, Japan, Thailand, Taiwan, Philippines and Singapore.

      The Company markets its product lines and introduces new styles at separate industry-wide footwear and leathergoods tradeshows which occur several times throughout the year in New York, Las Vegas and at various regional shows. These shows also afford the Company the opportunity to assess preliminary demand for its products. After each show, the Company's wholesale agents and corporate account specialists visit customers to review the Company's product lines and to secure purchase commitments. The Company's products are also displayed at separate leathergoods and footwear showrooms in New York.

      Private Label

      In response to the growing demand among retailers for private label products, the Company designs, develops and sources private label footwear and leathergoods for selected retailers. These private label customers include, among others, major retailers that do not purchase the Company's brands, such as Sears, Roebuck and Co., Target Stores, Edison Footwear Group and Mervyns. The Company's private label business requires minimal overhead and capital because the Company does not incur any costs related to importing, shipping or warehousing of inventory, all of which are borne by the retailer.

Consumer Direct

      Retail Operations

      The Company continues to pursue several opportunities to enhance and expand its retail operations. At December 31, 1997, the Company operated 32 specialty retail stores and 13 outlet stores under the Kenneth Cole New York name and one outlet store under the Unlisted name.

      The Company's retail stores are primarily operated to develop consumer recognition of its brand names, to provide a showcase for Kenneth Cole branded products marketed by the Company and its licensees and to enhance the Company's overall profitability. The Company believes that these stores complement its wholesale business by building brand awareness. In addition, Kenneth Cole retail stores enable the Company to reach consumers who prefer the environment of a specialty store. Approximately 20% to 25% of the Company's retail store products are sourced exclusively for such stores which differentiate the product mix of its stores from that of its wholesale customers. The Company opened eight retail stores in 1997 and plans to open six or seven new stores in 1998.

      At December 31, 1997, the Company operated 14 outlet stores. The
Company establishes its outlet stores to enable it to sell a portion of its excess wholesale, retail and catalog inventory in a manner which it believes does not have an adverse impact on its wholesale customers and the Company's retail operations. The Company generally does not make a style available in its outlet stores or to off-price retailers until wholesale customers have taken their first markdown on that style. The Company anticipates that as higher levels of sales are achieved and additional retail stores are opened, it will require additional outlet stores. The Company opened three outlet stores in 1997 and plans to open two or three new stores in 1998.

      The Company is in the process of opening a store in San Francisco that is larger in size than the Company's existing stores and will serve as a showcase for a significant cross section of the Company's offerings, including apparel.

      The success of its stores, and the opening and success of any stores to be opened in 1998 and in future years, will depend on various factors, including general economic and business conditions affecting consumer spending, the acceptance by consumers of the Company's retail concept, the ability of the Company to manage such expansion and hire and train personnel, the availability of desirable locations, the negotiation of acceptable lease terms for new locations and the expansion of the Company's management information systems to support the growth of its retail operations. The Company believes that its retail stores, which further enhance the Company's image, also represent an opportunity for revenue and earnings growth.

      Catalog, Website and Customer Service

      The Company produces consumer catalogs that feature a variety of Kenneth Cole New York and Kenneth Cole Reaction branded products. Catalog order taking and fulfillment is currently performed by a third party service located in Virginia. In addition, the Company maintains a website to provide information regarding the Company and its products, as well as to present a commercially viable opportunity as visitors to the website may order selected products from the Company's catalog. The Company also maintains two toll-free telephone numbers (1-800-KEN-COLE and 1-800-UNLISTED) which are used to provide customer service and to answer product-related questions.

Licensing

      The Company views its licensing agreements as a vehicle to better service its customers, by extending its product offerings to meet more of their fashion accessory needs without compromising on price, value or style. The Company considers entering into licensing, joint venture and distribution agreements with respect to certain products if such agreement provide more effective sourcing, marketing and distribution of such products than could be achieved internally. The Company continues to pursue opportunities in new product categories, which are believed to be complementary to its existing product lines.

      Licensees range from small to medium size manufacturers to companies which are among the industry leaders in their respective product categories. The Company selects licensees that it believes can produce and service quality fashion products consistent with the Kenneth Cole New York, Kenneth Cole Reaction and Unlisted brand images. The Company's licensing department communicates the Company's design ideas to and coordinates all marketing efforts with its licensees. The Company generally grants licenses for three to five years with renewal options, limits licensees to certain territorial rights, and retains the right to terminate the license if certain specified sales levels are not attained. Each license provides that the Company has the right to review, inspect and/or approve all designs, the quality of the products and any use of its trademarks.

      In 1998, for the first time, Kenneth Cole was seen on the runway during the Menswear New York Collections. This was an important step in further defining Kenneth Cole as a premier lifestyle brand as its distinctive image is consistently developed across an expanding number of products, brands and markets.

The following table summarizes the Company's licensed product categories:

                                     Kenneth Cole   Kenneth Cole
Product Category                       New York       Reaction       Unlisted
----------------                       --------        --------      --------

Men's Tailored Clothing                   X
Men's Sportswear                          X               X
Men's Neckwear                            X               X
Men's Scarves                             X
Men's Underwear/Robes/Loungewear          X               X
Men's Dress Shirts                        X               X
Men's Leather & Fabric Outerwear          X               X
Men's Small Leather Goods                 X               X
Men's Jewelry                             X
Women's Hosiery                           X               X
Women's Small Leather Goods               X               X             X
Women's Leather & Fabric Outerwear        X               X
Women's Scarves & Wraps                   X
Men's/Women's Watches                     X
Men's/Women's Optical Frames              X
Men's/Women's Luggage                     X               X
Men's/Women's Sunglasses                  X               X             X
Men's/Women's Belts                       X                             X

      All of the Company's licensees are required to contribute to the Company a percentage of their net sales of licensed product, subject to minimum amounts, for the ongoing marketing of the Kenneth Cole brand.

International

      The Company sells its products, directly or through distributors, to wholesale customers in Australia, Canada, Hong Kong, Japan, Taiwan, Thailand, Philippines and Singapore. The Company plans to continue to expand its international licensing and wholesale distribution programs as a means of developing global brand recognition and creating additional wholesale markets for its products. The Company also operates one retail store in the Netherlands.

      During 1997, the Company entered into a licensing agreement with Dickson Concepts ("Dickson") to retail Kenneth Cole New York and Kenneth Cole Reaction branded products throughout Hong Kong, Taiwan and Singapore through free standing Kenneth Cole retail stores, leased departments and shop-in-shops. In 1997, six new Kenneth Cole leased stores were opened and the Company anticipates 20 similar leased stores will be opened during 1998. The Company also granted Dickson the rights to sell its products in China, Indonesia and Malaysia. The international stores' format and product mix are consistent with that of the Company's Kenneth Cole New York domestic retail stores. In connection with the Company's business strategy of enhancing and expanding its international operations, the Company is considering other licensing and distribution opportunities.

      The Company is expanding its presence in Canada by means of a new wholesale footwear distributor. Through license agreements the Company is planning to feature all product classifications throughout Canada during the second half of 1998.

Design

      Kenneth D. Cole, Chief Executive Officer and President, founded the Company and its success to date is largely attributable to his design talent, creativity and marketing abilities. Mr. Cole selects designers to join the Company's design teams, which are responsible for the creation, and development of new product styles, based on their ability to originate and define fashion trends as well as to anticipate and react to changing consumer demands. The Company's design teams constantly monitor fashion trends and search for new inspirations. Members of the various teams travel extensively to assess fashion trends in Europe, the United States and Asia and work closely with retailers to monitor consumer preferences.

      The process of designing and introducing a new product takes approximately three to four months. Members of each design team work together with Mr. Cole to create a design that they believe fits the Company's image, reflects current or approaching trends and can be manufactured cost-effectively. Once the initial design is complete, a prototype is developed, reviewed and refined prior to commencement of production.

      In order to reduce the impact of changes in fashion trends on the Company's product sales and to increase the profitability of the Company's products, the Company continuously seeks to develop new core basic product styles that remain fashionable from season to season without significant changes in design or styling. Since these core basic products are seasonless, retailers' inventories of core basic products tend to be maintained throughout the year and reordered as necessary, primarily through electronic data interchange.

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

      The Company attempts to limit the concentration of manufacturing with any one manufacturer. However, approximately 36% of men's footwear was produced by one manufacturer in Italy in 1997, and approximately

20% and 34% of the dollar value of total leathergoods purchased by the Company in 1997 and 1996, respectively, were produced by two manufacturers in India. These manufacturers, however, subcontract a significant portion of such purchases to ensure the consistent and timely delivery of quality products. The Company is the largest customer of these manufacturers and has established long-standing relationships with them. While the Company believes it has alternative manufacturing sources available to meet its current and future production requirements, there can be no assurance that in the event the Company is required to change from current manufacturers, alternative suppliers will be available on terms comparable to the Company's existing arrangements.

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

Advertising and Marketing

      The Company believes that advertising to promote and enhance the Kenneth Cole New York and Kenneth Cole Reaction brands is an intricate part of its long-term growth strategy. The Company believes that its advertising campaigns, which have brought it national recognition for their focus on current events and social issues, have resulted in increased sales and consumer awareness of its branded products. The Company's advertisements appear in magazines such as Vogue, Vanity Fair, Details, GQ, Glamour and Marie Claire, newspapers and outdoor advertising media. All of the Company's licensees are required to contribute to the Company a percentage of their net sales of licensed product, subject to minimums, for the advertising and promotion of the Kenneth Cole trademark. In addition, selected personal appearances by Kenneth D. Cole have been utilized to further enhance the Company's image. The Company employs an advertising and public relations staff to implement these efforts.

      In order to continue to strengthen brand awareness of its products and increase sales, the Company is actively involved in the development, marketing and merchandising programs for its customers. As part of this effort, the Company utilizes cooperative advertising programs, sales promotions and produces consumer catalogs which feature a variety of Kenneth Cole New York and Kenneth Cole Reaction branded products marketed by the Company and its licensees. In addition, the Company has, on a limited basis, worked with customers to develop distinctive catalogs that market the Company's products and to develop point of sale displays. Because all this work is done internally, there is a singular focus, a strong synergy and a consistency to all communications.

      An important developing aspect of the Company's marketing efforts is the creation of shop-in-shops, where an entire collection of the Company's branded products is featured, along with focus areas, where specific product categories are highlighted. These shop-in-shops and focus areas create an environment that is consistent with the Company's image and enables the retailer to display and stock a greater volume of the Company's products per square foot of retail space. In addition, these shop-in-shops and focus areas encourage longer-term commitment by the retailer to the Company's products and enhance consumer brand awareness.

Distribution

      Upon completion of manufacturing, the Company's products are inspected, bar coded (in the case of most footwear), packed and shipped by ocean or air to either the Company's distribution facility located in Secaucus, New Jersey or a public warehouse located in California. The Company utilizes fully integrated information systems to facilitate the receipt, processing and distribution of product through both distribution facilities. The products are then shipped to the Company's wholesale customers either in bulk or under its open stock program. The Company's open stock program allows its wholesale customers to reorder, typically via electronic data interchange ("EDI"), core basic styles in a range of colors and sizes for immediate shipment. While the open stock program requires an increased investment in inventories, the Company believes this program is an important service for its wholesale customers by allowing them to manage inventory levels more effectively. The Company believes that affording customers improved flexibility in ordering specific SKUs in smaller quantities will ultimately reduce the incidence of markdowns and allowances.

Management Information Systems

      The Company believes that sophisticated information systems are essential to the Company's ability to maintain its competitive position and to support continued growth. The Company's management information systems were designed to provide, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution and marketing aspects of the Company's business. The Company is currently in process of replacing its wholesale distribution and financial systems with newer technologically advanced systems that also offer greater functionality and enhanced reporting. These new systems are Year 2000 compliant and are expected to be implemented prior to any anticipated impact on the current operating system. The Company also utilizes an EDI system which provides a computer link between the Company and many of its wholesale customers that enables the Company to receive on-line orders and to accumulate sales information on its products. The Company's EDI system also improves the efficiency of responding to customer needs and allows both the customer and the Company to monitor purchases, shipments and invoicing. In its retail stores, the Company uses point-of-sale registers to capture sales data and track inventories.

      The Company regularly evaluates the adequacy of its management information systems and upgrades such systems to support its growth. However, the Company's failure to continue to upgrade its management information systems necessary to support growth or expansion, or to continue to timely address the Year 2000 Issue, could have a material adverse effect on the Company's financial condition and its results of operations. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Trademarks

      The Company, through its wholly-owned subsidiary, K.C.P.L., Inc., owns federal registrations for its principal trademarks Kenneth Cole, Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted. Each of the federal registrations are currently in full force and effect and are not the subject of any legal proceedings. In addition, the Company has several pending federal applications in the United States Patent and Trademark office for trademarks and service marks including Kenneth Cole Collection, Reaction and several ancillary trademarks. Moreover, the Company continues to expand its current international registrations in numerous countries in Asia, South America, Europe and elsewhere. The Company regards its trademarks and other proprietary rights as valuable assets in the marketing and distribution of its products, and fully intends to maintain and renew the registrations as well as vigorously defend against infringements.

Competition

      Competition in the footwear and leathergoods industries is intense. The Company competes with numerous designers, brands and manufacturers of footwear, leathergoods, apparel and accessories, some of which may be larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than the Company. The Company also competes for the limited shelf-space available for the display of its products to the consumer. Moreover, the general availability of contract manufacturing capacity allows access by new market entrants. The Company's business depends on its ability to stimulate and respond to changing consumer preferences by producing innovative and attractive products, brands and marketing, while remaining competitive in quality and price.

Foreign Operations

      The Company's business is subject to risks of doing business abroad, such as fluctuations in currency exchange rates, local market conditions, labor unrest, political instability and the imposition of additional regulations relating to imports, including quotas, duties or taxes and other charges on imports. While these factors have not had a material adverse impact on the Company's operations to date, there can be no assurance that they will not have a material adverse affect on the Company's operations in the future.

      In order to reduce the risk of exchange rate fluctuations, the Company routinely enters into forward exchange contracts to protect the future purchasing prices of inventory denominated in foreign currencies. These forward exchange contracts are used to reduce the Company's exposure to changes in foreign exchange rates and are not held for the purpose of trading or speculation (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report).

Import Restrictions

      Although the majority of the goods sourced by the Company are not currently subject to quotas, countries in which the Company's products are manufactured may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products. In addition, the United States may impose new duties, tariffs and other restrictions on imported products, any of which could have a material adverse affect on the Company's operations and its ability to import its products at the Company's current or increased quantity levels. In accordance with the Harmonized Tariff Schedule, a fixed duty structure in effect for the United States, the Company pays import duties on its products ranging from approximately 6% to 37.5%, depending on the principal component of the product. Other restrictions on the importation of footwear and other products are periodically considered by the United States government and no assurance can be given that tariffs or duties on the Company's goods may not be raised, resulting in higher costs to the Company, or that import quotas restricting such goods may not be imposed or made more restrictive.

      A significant portion of the Company's products is manufactured in and imported from China. The Company's operations and its ability to import products from China at current tariff levels could be materially and adversely affected if the "most favored nation" status granted to China by the United States government for trade and tariff purposes is terminated. As a result of such status, products imported by the Company from China currently receive the lower tariff rates made available to most of the United States' major trading partners. While China has been granted "most favored nation" status in every year since 1979, there can be no assurance that the United States will continue to grant China "most favored nation" status in the future. In the event that such status is not renewed in future years, tariff levels on imports from China could rise significantly and could have a material adverse effect on the Company's results of operations. However, the Company believes that it would be able to shift production of certain goods to other countries on a cost effective basis and to continue to produce in China those goods subject to lower tariff rates.

Seasonality

      The Company's products are marketed primarily for Fall and Spring seasons, with slightly higher volume of wholesale products sold during the first and third quarters. The Company's retail business follows the general seasonal trends that are characteristic within the retail industry; sales and earnings are highest in the fourth quarter and weakest in the first quarter. Because the timing of wholesale shipments of products for any season may vary from year to year, the results for any one quarter may not be indicative of the results for the full year.

Customers Under Common Control

      The Company's department store customers include major United States retailers, certain of which are under common ownership. When considered together as a group under common ownership, sales to the department store customers which were owned by Federated Department Stores represented 10.0% and 14.2% of the net sales of the Company for the years ended 1997 and 1996, respectively. In 1997, sales to The Marmaxx Group accounted for 12.4% of net sales due to the unusually large amount of closeouts of Spring 1997 merchandise. The Company's ten largest customers represented 51% of the Company's net sales for the years ended December 31, 1997 and 1996, respectively. While the Company believes that purchasing decisions have generally been made independently by each division within a department store group, there is a trend among department store groups toward centralized purchasing decisions of their divisions.

Backlog

      At December 31, 1997 and 1996, the Company had unfilled wholesale customer orders of $32.3 million and $28.9 million, respectively. The Company's backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks, and wholesale customer purchases of its core basic products through the Company's open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

Employees

      At December 31, 1997, the Company had approximately 650 employees, 140 of whom are covered under a collective bargaining agreement with a local affiliate of the International Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union. The Company considers its relationships with its employees to be satisfactory.

Directors and Executive Officers

Name                  Age  Present Position
----                  ---  ----------------

Kenneth D. Cole....   44   President and Chief Executive Officer
Paul Blum..........   38   Executive Vice President and Chief Operating Officer
Stanley A. Mayer...   50   Executive Vice President and Chief Financial Officer
Harry Kubetz......    45   Senior Vice President
Susan Hudson.......   38   Senior Vice President
Robert Grayson.....   53   Director
Denis F. Kelly.....   48   Director
Jeffrey G. Lynn....   48   Director

      Kenneth D. Cole has served as the Company's President and Chief Executive Officer since its inception in 1982. Mr. Cole was a founder, and from 1976 through 1982, a senior executive of El Greco, Inc., a shoe manufacturing and design company which manufactured Candie's women's shoes. Mr. Cole is on the Boards of Directors of the American Foundation for AIDS Research ("AmFAR") and H.E.L.P., a New York agency that provides temporary housing for the homeless. In addition, Mr. Cole is a Director and President of each of the wholly-owned subsidiaries of the Company.

      Paul Blum was promoted to Chief Operating Officer in February 1998. He also has served as Executive Vice President of the Company since May 1996 and as Senior Vice President from August 1992 until May 1996. Mr. Blum joined the Company in 1990. From 1982 until 1990, Mr. Blum served as Vice President and was a principal shareholder of The Blum Co., a fashion accessory firm, the assets of which were purchased in 1990 by the Company.

      Stanley A. Mayer has served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since March 1988. From 1986 until joining the Company, Mr. Mayer held the position of Vice President-Finance and Administration of Swatch Watch USA, Inc. Mr. Mayer was the Controller of the Ralph Lauren and Karl Lagerfeld womenswear divisions of Bidermann Industries, USA, Inc. from 1979 until 1986. In addition, Mr. Mayer is the Vice President and Secretary of each of the wholly-owned subsidiaries of the Company.

      Harry Kubetz has served as Senior Vice President of Operations since joining the Company in April 1996. Mr. Kubetz was President of "No Fear" Footwear, Inc. from 1994 until 1996. From 1992 until 1994 Mr. Kubetz was Executive Vice President of Asco General Supplies, a wholly owned subsidiary of Pentland, PLC.

      Susan Q. Hudson was promoted to Senior Vice President - Kenneth Cole New York Men's and Women's footwear divisions in February 1998. Ms. Hudson has also served as Divisional President - Men's Footwear since 1996 and as Vice President in charge of men's footwear since 1990. Prior to joining the Company, Ms. Hudson was at LA Gear, where she served as Regional Sales Manager.

      Robert C. Grayson is President of Robert C. Grayson & Associates, Inc. and Vice Chairman of Berglass-Grayson, consulting firms. From 1992 to 1996, Mr. Grayson served initially as an outside consultant to Tommy Hilfiger Corp., a wholesaler and retailer of men's sportswear and boyswear, and later accepted titles of Chairman of Tommy Hilfiger Retail, Inc. and Vice Chairman of Tommy Hilfiger Corp. From 1970 to 1992, Mr. Grayson served in various capacities for Limited Inc., including President and CEO of Lerner New York from 1985 to 1992, and President and CEO of Limited Stores from 1983 to 1985.

      Denis F. Kelly is a Managing Director and the head of the Mergers and Acquisitions Department at Prudential Securities Incorporated since July 1993. From 1991 until 1993, Mr. Kelly was President of Denbrook Capital Corp., a merchant banking firm. Mr. Kelly was at Merrill Lynch from 1980 to 1991, where he served as Managing Director, Mergers & Acquisitions from 1984 to 1986, and then as a Managing Director, Merchant Banking, from 1986 to 1991. Mr. Kelly is a director of MSC Industrial Direct, Inc.

      Jeffrey G. Lynn has been the Chairman, President and Chief Executive Officer of Dunham's Athleisure Corp., a specialty retailer of sportswear, since 1987. Mr. Lynn joined Dunham's Athleisure Corp. in 1985 and served as president until 1987. Prior to 1985, he served as Executive Vice President of the Musicland Group, a specialty retailer of audio/video entertainment software. Mr. Lynn is a director of English Gardens and Fairlane Florists, Inc. and SOL Capital Management Company.

Item 2. Properties

      The Company's showrooms, sales and design staffs as well as its executive offices are located at 152 West 57th Street, New York, N.Y., where the Company leases approximately 30,000 square feet under a lease that expires December 31, 2006.

      The Company's administrative offices and distribution facility are located in Secaucus, New Jersey under a lease that expires June 29, 2002. The facility comprises 244,000 square feet, of which, approximately 30,000 square feet is used for administrative offices. The Company also leases a 23,500 square foot facility in Secaucus used for outlet store space and as a warehousing facility. The Company has technical and administrative offices in Florence, Italy and Hong Kong. The Company does not own or operate any manufacturing facilities.

      The Company leases space for all of its 32 full price retail stores (aggregating approximately 63,000 square feet) and 14 outlet stores (aggregating approximately 35,000 square feet). Generally, the leases provide for an initial term of five to ten years, with renewal options permitting the Company to extend the term thereafter. The Company has entered into a lease agreement for a store of approximately 8,000 square feet in San Francisco.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

      The Company's Class A Common Stock is listed and traded(trading symbol
KCP) on the New York Stock Exchange ("NYSE"). On March 23, 1998 the closing sale price for the Class A Common Stock was $21.75. The following table sets forth the high and low sale prices for the Class A Common Stock for each quarterly period for 1996 and 1997, as reported on the NYSE Composite Tape:

         1996:                     High              Low

First Quarter                      19 1/4            11 3/4
Second Quarter                     20 1/2            17 1/8
Third Quarter                      20 3/8            15 1/8
Fourth Quarter                     20 1/4            14 1/2

         1997:

First Quarter                      22 3/4            15 1/8
Second Quarter                     21 1/8            14 1/4
Third Quarter                      17 13/16          11 1/2
Fourth Quarter                     16 15/16          13 1/8

      The number of shareholders of record of the Class A Common Stock on March 23, 1998 was 36.

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

Item 6. Selected Financial Data

      The following selected financial data has been derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7.

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                          1997           1996           1995             1994           1993
                                                        ---------      ---------      ---------        ---------      ---------
                                                                       (dollars in thousands, except share data)
Income Statement Data:
Net sales ..............................                $ 185,278      $ 148,258      $ 113,828        $ 84,893       $ 60,831
Cost of goods sold .....................                  112,183         86,919         67,382          50,166         36,132
Gross profit ...........................                   73,095         61,339         46,446          34,727         24,699
Licensing and other income .............                    6,028          3,575          1,855             795            514
Selling and general administrative
   expenses (1) ........................                   58,330         44,248         31,957          22,776         21,012
Loss on abandonment of leasehold
   improvements and equipment (2) ......                                     106                                           147
Operating income .......................                   20,793         20,560         16,344          12,746          4,054
Interest (income) expense, net .........                      202             22            (30)             25            180
Income before provision for income taxes                   20,591         20,538         16,374          12,721          3,874
Provision for income taxes .............                    8,189          8,251          6,550           2,894            351
Net income .............................                   12,402         12,287          9,824           9,827          3,523
Earnings per share:
   Basic ...............................                     $.94           $.94           $.75
   Diluted .............................                     $.91           $.90           $.73
Weighted average shares outstanding:
   Basic ...............................               13,162,000     13,109,000     13,021,000
   Diluted .............................               13,605,000     13,578,000     13,516,000

Pro Forma Income Statement Data:(3)
Net sales..............................................                                                $ 84,893       $ 60,831
Cost of goods sold.....................................                                                  50,166         36,132
Gross profit...........................................                                                  34,727         24,699
Licensing and other income.............................                                                     795            514
Selling, general and administrative expenses (1).......                                                  22,776         18,307
Loss on abandonment of leasehold improvements
 and equipment (2).....................................                                                                    147
Operating income.......................................                                                  12,746          6,759
Interest, net..........................................                                                      25            180
Income before provision for income taxes...............                                                  12,721          6,579
Provision for income taxes.............................                                                   5,088          2,609
Net income.............................................                                                   7,633          3,970
Supplementary pro forma basic net income per share.....                                                    $.61           $.34
Supplementary pro forma diluted net income per share...                                                    $.60           $.34
Supplementary pro forma basic shares outstanding (4)...                                              12,464,000     11,782,000
Supplementary pro forma diluted shares outstanding (4).                                              12,690,000     11,782,000

                                                   At December 31,
                                                 ------------------
                                     1997     1996     1995     1994     1993
                                     ----     ----     ----     ----     ----
                                               (dollars in thousands)
Balance Sheet Data:
Working capital..............       $46,949  $37,023  $27,309  $18,701   $7,449
Total assets.................        77,006   65,255   43,307   31,886   20,307
Total debt, including current
   maturities................             0      489      102      166    1,858
Total shareholders' equity...        59,740   46,599   33,489   22,356    8,454

----------

(1) Includes shipping and warehousing expenses. Includes non-recurring charges of approximately $950,000 in 1993 for rent expense relating to vacated office space.

(2) Reflects losses on abandonment of leasehold improvements and equipment in 1996 and 1993 resulting from the decision to move its distribution and administrative offices.

(3) Reflects the effect on the historical income statement data for the year ended December 31, 1994 and 1993 as if the Company's initial public offering, which was consummated in June 1994, had been completed as of January 1, 1993 and the Company (a) paid to its executive officers aggregate annual compensation of $1,471,000 in 1993, which represents the annual base salary payable to the Company's executive officers under their respective employment agreements, and the estimated amortization of compensatory stock options granted to an executive officer and (b) was treated as a C Corporation filing on a consolidated return basis for income tax purposes, with an assumed effective income tax rate of 40%.

(4) For 1993, supplementary pro forma shares includes 4,685,522 shares of Class A Common Stock (including 2,058,064 shares sold at the Company's initial public offering, the proceeds of which were used to repay short-term borrowings of $11,484,000) and 7,096,542 shares of Class B Common Stock.

      For 1994, supplementary pro forma shares includes the weighted average shares outstanding (12,464,000) during the period, increased by 226,280 shares from applying the treasury stock method to the exercise of options to purchase 222,950 and 373,900 shares of Class A Common Stock at $2.1875 and $6.00 per share, respectively.

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto that appear elsewhere in this Annual Report.

Results of Operations

      The following table sets forth certain operating data of the Company as a percentage of net sales for the periods indicated below.

                                                                  Year Ended December 31,
                                                                  -----------------------

                                                                 1997       1996       1995
                                                         -----------------------------------
Net sales..........................................             100.0%      100.0%     100.0%
Cost of goods sold.................................              60.5        58.6       59.2
Gross profit.......................................              39.5        41.4       40.8
Licensing and other income.........................               3.2         2.4        1.6
Selling, general and administrative expenses.......              31.5        29.9       28.0
Operating income...................................              11.2        13.9       14.4
Income before provision for income taxes...........              11.1        13.9       14.4
Provision for income taxes.........................               4.4         5.6        5.8
                                                         -----------------------------------
Net income.........................................               6.7         8.3        8.6
                                                         ===================================

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

      Net Sales were $185.3 million in 1997 compared to $148.3 million in 1996, an increase of $37.0 million or 25.0%. Net sales of the Company's wholesale operations, excluding sales to its retail division, increased $22.4 million or 19.3% to $138.5 million in 1997 from $116.1 million in 1996. This increase reflects improved sales of men's footwear and Unlisted women's footwear, partially offset by a reduction in Kenneth Cole New York women's footwear, which experienced poor sell throughs of its Spring 1997 merchandise. The Company believes that its advertising campaigns and marketing efforts have been a significant factor leading to increased brand awareness, continued growing consumer acceptance and the strengthening of the Company's three distinct brands, Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, across all product classifications.

      Net sales from the Company's retail and outlet stores increased $14.6 million or 46% to $46.8 million from $32.2 million. This increase was due to additional stores opened as well as increased sales at existing stores. Of the total increase, $11.5 million was attributable to new retail stores and 9.9% or $3.1 million was attributable to comparable store sales increases.

      Gross margin decreased to 39.5% of net sales in 1997 from 41.4% of net sales in 1996. The decrease in gross margin as a percentage of net sales was primarily attributable to lower than expected sell throughs of Spring 1997 merchandise, which resulted in excess wholesale inventories, disposed of at significant discounts during the second quarter of 1997. The decrease in gross margin was partially offset by an increase in retail stores gross margin, as retail gross margins maintain a higher margin percentage than wholesale gross margins and retail sales represented a larger percentage of total sales in 1997. Sales from retail operations were 25.3% of consolidated net sales in 1997 as compared to 21.7% in 1996.

      Licensing income increased 66.7% to $6.0 million in 1997 from $3.6 million in 1996. This increase reflects the incremental revenues from the introduction of new product licenses and an increase in sales from existing licensees. Of this increase, approximately 29%, or $0.7 million was due to products introduced under new licenses during 1997. The Company believes its efforts to reinforce its brand identities through greater marketing efforts across all product categories have contributed to the increase in licensee sales.

      Selling, general and administrative expenses, including shipping and warehousing, increased $13.9 million to $58.3 million in 1997 from $44.4 million in 1996. The increase is primarily a result of increased volume-related expenses to support the higher revenue and incremental marketing and advertising expenses. As a percentage of net sales, selling, general and administrative expenses increased from 29.9% to 31.5% primarily due to the continued expansion of the Company's retail division, which operates at a higher cost structure than its wholesale operations.

      As a result of the foregoing, operating income increased to $20.8 million in 1997 from $20.6 million in 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

      Net sales were $148.3 million in 1996 compared to $113.8 million in 1995, an increase of $34.5 million or 30.3%. Net sales of the Company's wholesale operations, excluding sales to its retail division, increased $20.4 million or 21.3% to $116.1 million in 1996 from $95.7 million in 1995. Wholesale sales increased due to increased brand awareness, continued growing consumer acceptance and the strengthening of the Company's three distinct brands, Kenneth Cole New York, Kenneth Cole Reaction and Unlisted. The Company's retail and outlet stores sales increased $14.1 million, or 78%, from $18.1 million to $32.2 million. This increase reflects a 5.4% comparable store sales gain and the opening of seven retail stores and four outlet stores in 1996.

      Gross profit was $61.3 million in 1996, an increase of $14.9 million or 32.1% from $46.4 million in 1995. Gross margin increased to 41.4% in 1996 from 40.8% in 1995. The increase in gross margin as a percentage of net sales was primarily attributable to the relative increase in retail operations, which produce higher margins than wholesale operations.

      Revenues from royalties increased 93% from $1.9 million in 1995 to $3.6 million in 1996. This increase primarily results from an increase in sales of existing licensed products, including men's and women's leather outerwear and new license agreements which introduced several new product offerings.

      Selling, general and administrative expenses increased $12.4 million to $44.4 million in 1996 from $32.0 million in 1995. The increase is due to volume-related expenses, including the hiring of new personnel, necessary to support the increase in revenue of the Company's wholesale and retail operations. As a percentage of net sales, selling, general and administrative expenses increased to 29.9% from 28.0% due to the continued expansion of the Company's retail division which operates at a higher cost structure than its wholesale operations.

      As a result of the foregoing, operating income increased 26% in 1996 to $20.6 million from $16.3 million in 1995.

Liquidity and Capital Resources

      The Company's primary funding requirements are to finance working capital and the continued growth of the business. These include the purchase of wholesale and retail inventories in anticipation of increased wholesale sales and new store openings and capital expenditures related to the expansion of retail operations. The Company relies primarily upon internally generated cash flows from operations and borrowings under its line of credit facility to finance its operations and growth. Net cash provided by operating activities totaled $12.0 million and $3.6 million in 1997 and 1996, respectively. Cash used in operations in 1995 was $0.2 million. At December 31, 1997, working capital was $46.9 million compared to $37.0 million at December 31, 1996. Cash flows may vary from time to time as a result of seasonal requirements, the timing of the receipt of merchandise from suppliers, the Company's open stock inventory program which requires increased inventory levels and the level of accounts receivable balances.

      During 1997, cash provided by operations was principally from net income before depreciation and amortization and a reduction in inventory levels, offset by increases in accounts receivable balances. During 1996, cash provided from operations was principally from net income before depreciation and amortization and increases in accounts payable, offset by increases in inventory and accounts receivable. The $8.4 million increase in cash provided by operations in 1997 over 1996 was primarily attributable to a $5.9 million reduction in inventory as compared to a $12.9 million increase in 1996, partially offset by a $2.9 million decrease in accounts payable compared to a $6.0 million increase in 1996. The Company's ongoing focus on inventory management resulted in a 30% reduction in wholesale inventories.

      The Company sells substantially all of its accounts receivable to two factors without recourse. In circumstances where a customer's account cannot be factored without recourse, the Company may take other measures to reduce its credit exposure which could include requiring the customer to pay in advance or to provide a letter of credit covering the sales price of the merchandise ordered.

      The Company currently has a line of credit, as amended, under which up to $25.0 million is available to finance working capital requirements and letters of credit to finance the Company's inventory purchases. Borrowings available under the line of credit are determined by a specified percentage of eligible accounts receivable and inventories and bear interest at (i) the higher of The Bank of New York's prime lending rate or the Federal Funds rate plus 0.5% at the date of borrowing or (ii) a negotiated rate. In connection with the line of credit, the Company has agreed to eliminate all the outstanding balances under the facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain assets of the Company. At December 31, 1997 amounts available under the line of credit were $22.6 million.

      Capital expenditures, which were primarily for leasehold improvements and furniture and fixtures associated with new store openings, were approximately $4.8 million, $4.9 million and $3.3 million for 1997, 1996 and 1995, respectively. In 1998, the Company anticipates opening approximately 8-10 retail and outlet stores that will require aggregate capital expenditures of approximately $4.0 million. The Company also expects to spend approximately $2.0 million for the initial inventory requirements of these new stores.

      The Company also anticipates that it will require increased capital expenditures to support its continued growth including an increase in its office space and enhancements to its management information systems, particularly in response to the Year 2000 Issue.

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Since the Company's older computer software programs recognize only the last two digits in the year of any date (e.g., "97" for "1997"), some software may fail to operate properly in 1999 or 2000 if the software is not reprogrammed or replaced. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company determined that it would benefit more by replacing, rather than reprogramming, its wholesale distribution and financial systems with newer technologically advanced systems that offer greater functionality and enhanced reporting. The Company has purchased and installed the new systems and is in the process of implementation. The Company will utilize both internal and external resources to perform the implementation and anticipates completing the project on or about December 31, 1998, which is prior to any anticipated impact on its operating systems. However, there can be no guarantee that the data and systems will be converted timely and if such conversions are not made, the Year 2000 Issue could have a material impact on the Company's operations. In addition, the Company believes that many of its customers also have Year 2000 Issues which, if not timely addressed, could adversely affect the Company. The total cost of the implementation including Year 2000 Issue is estimated at approximately $2.0 million, which is being funded through both leasing arrangements and operating cash flows.

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

      The Company believes that it will be able to satisfy its cash requirements for 1998, including requirements for its retail expansion, additional office space and information systems improvements, primarily with cash flow from operations, supplemented by borrowings under its line of credit.

Exchange Rates

      The Company routinely enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currencies, primarily the Italian lira and Spanish peseta. At December 31, 1997, forward exchange contracts totaling $18.2 million were outstanding with settlement dates ranging from January 1998 through July 1998. Gains and losses on forward exchange contracts are deferred and accounted for as part of the purchase price of imported merchandise. At December 31, 1997, the unrealized loss on these forward exchange contracts is approximately $1,140,000. The Company expects to continue to routinely enter into additional foreign exchange contracts throughout the year. While the Company believes that its current procedures with respect to the reduction of risk associated with currency exchange rate fluctuations is adequate, there can be no assurance that such fluctuations will not have a material adverse effect on the results of operations of the Company in the future.

Inventory purchases from contract manufacturers in the far east are denominated in United States dollars and the recent devaluation of many of these currencies against the United States dollar has not had any material impact on the Company. However, future purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturer, which may effect the Company's cost of goods in the future. The Company does not believe the potential effects of such fluctuations would have a material adverse affect on the Company.

Effects of Inflation

      The Company does not believe that the relatively moderate rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant effect on revenues or profitability.

Important Factors Relating to Forward Looking Statements

      Statements contained herein that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results for any portion of fiscal 1998, shall be deemed forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include, but are not limited to, demand and competition for the Company's products, changes in consumer preferences on fashion trends, delays in anticipated store openings, and changes in the Company's relationship with its suppliers and other resources. The forward-looking statements contained in this Annual Report were prepared by management and have not been audited by, examined by, compiled by or subject to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Annual Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein.

Item 7A. Quantitive and Qualitative Disclosures about Market Risk

      Pursuant to the general instructions to Rule 305 of Regulation S-K, the quantitive and qualitative disclosures called for by this Item 7A and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

Item 8. Financial Statements and Supplementary Data

      See page F-1 for a listing of the consolidated financial statements submitted as part of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Except for the information regarding directors and executive officers of the registrant, which is included in Part I, the information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 28, 1998 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

      The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 28, 1998 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 28, 1998 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

      The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 28, 1998 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference in response to this item.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) See page F-1 for a listing of consolidated financial statements submitted as part of this report.

(a) (2) Schedule II - Valuation and Qualifying Accounts

      All other schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are shown in the financial statements or are inapplicable and therefore have been omitted.

(a) (3) The following exhibits are included in this report.

Exhibit
  No.                                    Description
-------                                  -----------

 3.01 --Restated Certificate of Incorporation of Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Fifth Avenue, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Productions, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Sunset, Inc. into Kenneth Cole Productions, Inc.; Certificate of
         Merger of Cole Union Street, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole West, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Kenneth Cole Woodbury, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Kenneth Cole Leather Goods, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Unlisted into Kenneth Cole Productions, Inc. (Incorporated by reference to Exhibit 3.01 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

 3.02 --By-laws. (Incorporated by reference to Exhibit 3.02 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

 4.01 --Specimen of Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

10.01 --Tax Matters Agreement, dated as of June 1, 1994, among Kenneth Cole Productions, Inc., Kenneth D. Cole, Paul Blum and Stanley A. Mayer. (Incorporated by reference to Exhibit 10.01 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

10.02 --Term Loan Agreement, dated as of May 26, 1994, by and among Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of New York; Promissory Notes, dated May 26, 1994, issued by each of Kenneth Cole Leather Goods, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. to The Bank of New York; Shareholder Guaranty by and between Kenneth D. Cole and The Bank of New York, dated as of May 26, 1994; Subordination Agreement by and among Kenneth D. Cole, Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of New York, dated as of April 13, 1994; Reinvestment Agreement by and among Kenneth D. Cole, Kenneth Cole Productions, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of New York, dated as of May 26, 1994; Amendment No. 1 to the Term Loan Agreement and the Reinvestment Agreement by and among Kenneth D. Cole, Kenneth Cole Productions, Inc., Cole West, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc., Kenneth Cole Financial Services, Inc. and The Bank of New York, dated as of May 31, 1994. (Incorporated by reference to Exhibit 10.02 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

10.03 --Line of Credit Letter, dated January 13, 1994, from The Bank of New York to Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc.; $7,500,000 Promissory Note, dated February

         1, 1994 by Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc. issued to The Bank of New York; Letter Agreement, dated December 16, 1993, between The Bank of New York and Kenneth Cole Productions, Inc., Unlisted, Inc., Kenneth Cole Leather Goods, Inc., Cole Productions, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Cole Woodbury, Inc., Cole Sunset, Inc. and Cole Fifth Avenue, Inc.; General Guarantees, dated December 16, 1993, in favor of The Bank of New York by Kenneth Cole Leather Goods, Inc. for Unlisted, Inc., by Kenneth Cole Leather Goods, Inc. for Kenneth Cole Productions, Inc., by Unlisted, Inc. for Kenneth Cole Productions, Inc., by Unlisted, Inc. for Kenneth Cole Leather Goods, Inc., by Kenneth Cole Productions, Inc. for Kenneth Cole Leather Goods, Inc., and by Kenneth Cole Productions, Inc. for Unlisted, Inc.; General Loan and Security Agreements, dated December 16, 1993, between The Bank of New York and each of Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc.; and Personal Guarantees of Mr. Kenneth D. Cole, dated December 16, 1993, in favor of The Bank of New York for Kenneth Cole Productions, Inc., Unlisted, Inc. and Kenneth Cole Leather Goods, Inc. (Incorporated by reference to Exhibit 10.03 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

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

*10.04 --Kenneth Cole Productions, Inc. 1994 Stock Option Plan. (Incorporated by reference to Exhibit 10.04 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

*10.05 --Employment Agreement, dated as of April 30, 1994, between Kenneth
         Cole Productions, Inc. and Kenneth D. Cole. (Incorporated by reference to Exhibit 10.05 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

*10.06 --Employment Agreement, dated as of April 30, 1994, between Kenneth
         Cole Productions, Inc. and Paul Blum. (Incorporated by reference to
         Exhibit 10.06 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

*10.07 --Employment Agreement, dated as of April 30, 1994, between Kenneth
         Cole Productions, Inc. and Stanley A. Mayer; Stock Option Agreement dated as of March 31, 1994 between Kenneth Cole Productions, Inc. and Stanley A. Mayer. (Incorporated by reference to Exhibit 10.07 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

         Stock Option Agreement dated as of June 1, 1994, between Kenneth Cole Productions, Inc. and Stanley A. Mayer; Stock Option Agreement dated as of July 7, 1994, between Kenneth Cole Productions, Inc. and Stanley A. Mayer (Incorporated by reference to Exhibit 10.07 to the Company's 1994 Form 10-K).

10.08  --Collective Bargaining Agreement by and between the New York
         Industrial Council of the National Fashion Accessories Association, Inc. and Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, dated as of April 25, 1987; Memorandum of Agreement by and between the New York Industrial Council of the National Fashion Accessories Association, Inc. and Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union, dated as of June 16, 1993. (Incorporated by reference to Exhibit 10.08 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

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

10.10 Employment Agreement between Kenneth Cole Productions, Inc., and Paul Blum. (Previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

10.11 Sublease Agreement, dated June 17, 1996, between Kenneth Cole Productions, Inc. and Liz Claiborne Accessories, Inc. (Incorporated by reference to Exhibit 10.11 to the Company's 1996 Form 10-K).

*10.12 Amended and Restated Kenneth Cole Productions, Inc. 1994 Stock Option Plan (Previously filed as an Exhibit to the Registrant's Proxy Statement filed on April 22, 1997 and incorporated herein by reference).

+10.13 Employment Agreement between Kenneth Cole Productions, Inc. and Susan Hudson.

+21.01 --List of Subsidiaries

+23.01   Consent of Ernst & Young LLP

+27.01   Financial Data Schedule

+27.02   Restated Financial Data Schedule for the six months ended June 30,
         1996.

+27.03   Restated Financial Data Schedule for the year ended December 31, 1996.

+27.04   Restated Financial Data Schedule for the three months ended March 31,
         1997.

+27.05 Restated Financial Data Schedule for the nine months ended September 30, 1996.

+27.06   Restated Financial Data Schedule for the six months ended June 30,
         1997.

+27.07 Restated Financial Data Schedule for the nine months ended September 30, 1997.

----------
* Management contract or compensatory plan or arrangement required to be identified pursuant to Item 14(a) of this report.

+     Filed herewith.

(b)   Reports on Form 8-K

      None.

(b) See (a) (3) above for a listing of the exhibits included as a part of this report.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Auditors...........................................    F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996.............    F-3

Consolidated Statements of Income for the years ended
   December 31, 1997, 1996 and 1995......................................    F-5

Consolidated Statements of Changes in Shareholders' Equity
   for the years ended December 31, 1997, 1996 and 1995..................    F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995......................................    F-7

Notes to Consolidated Financial Statements...............................    F-8

                         Report of Independent Auditors

Board of Directors and Shareholders
Kenneth Cole Productions, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed at item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kenneth Cole Productions, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP

New York, New York
February 25, 1998

                 Kenneth Cole Productions, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                 December 31,
                                                                              1997          1996
                                                                         ---------------------------
Assets
Current assets:
     Cash                                                                 $ 8,803,000   $ 1,626,000
     Due from factors                                                      23,292,000    17,976,000
     Accounts receivable, less allowance for doubtful accounts
       of $80,000 in 1997, and $65,000 in 1996                              3,864,000     3,339,000
     Inventories                                                           23,365,000    29,265,000
     Prepaid expenses and other current assets                              1,420,000     1,001,000
     Deferred income taxes                                                  1,135,000       755,000
                                                                         ---------------------------

Total current assets                                                       61,879,000    53,962,000
                                                                         ---------------------------

Property and equipment--at cost:
     Furniture and fixtures                                                 5,513,000     3,234,000
     Machinery and equipment                                                3,862,000     2,916,000
     Leasehold improvements                                                 8,217,000     6,610,000
                                                                         ---------------------------

                                                                           17,592,000    12,760,000
     Less accumulated depreciation and amortization                         5,381,000     3,428,000
                                                                         ---------------------------

Net property and equipment                                                 12,211,000     9,332,000

Deposits, sundry and deferred income taxes                                  3,825,000     1,961,000
                                                                         ---------------------------

Total assets                                                              $77,915,000   $65,255,000
                                                                         ===========================

          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                                                                               December 31,
                                                                            1997          1996
                                                                      ------------------------------
Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                                   $ 9,837,000   $12,738,000
     Accrued expenses and other current liabilities                       3,147,000     2,376,000
     Advances due under revolving credit facility                                         489,000
     Income taxes payable                                                 1,694,000     1,247,000
     Deferred license income                                                252,000        89,000
                                                                      ------------------------------
Total current liabilities                                                14,930,000    16,939,000

Accrued rent                                                                909,000       521,000
Deferred income taxes                                                       387,000
Other non-current liabilities                                             1,949,000     1,196,000

Commitments and contingencies

Shareholders' equity:
     Preferred stock, par value $1.00, 1,000,000
       shares authorized, none outstanding
     Class A Common Stock, par value $.01, 20,000,000
       shares authorized, 7,410,160 and 7,353,179
       outstanding in 1997 and 1996                                          74,000        74,000
     Class B Convertible Common Stock, par value $.01,
       6,000,000 shares authorized, 5,785,398
       outstanding in 1997 and 1996                                          58,000        58,000
     Additional paid-in capital                                          19,684,000    19,104,000
     Cumulative translation adjustments                                      90,000
     Retained earnings                                                   39,834,000    27,432,000
     Deferred compensation--stock options                                                 (69,000)
                                                                      ------------------------------
Total shareholders' equity                                               59,740,000    46,599,000
                                                                      ------------------------------
Total liabilities and shareholders' equity                              $77,915,000   $65,255,000
                                                                      ==============================

          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                                        Year ended December 31,
                                                                   1997               1996             1995
                                                      --------------------------------------------------------
Net sales                                                  $185,278,000       $148,258,000      $113,828,000
Cost of goods sold                                          112,183,000         86,919,000        67,382,000
                                                      --------------------------------------------------------
Gross profit                                                 73,095,000         61,339,000        46,446,000

Licensing and other income                                    6,028,000          3,575,000         1,855,000

Selling, general and administrative and shipping and
   warehousing expenses                                      58,330,000         44,354,000        31,957,000
                                                      --------------------------------------------------------
Operating income                                             20,793,000         20,560,000        16,344,000
Interest expense (income), net                                  202,000             22,000           (30,000)
                                                      --------------------------------------------------------
Income before provision for income taxes                     20,591,000         20,538,000        16,374,000
Provision for income taxes                                    8,189,000          8,251,000         6,550,000
                                                      --------------------------------------------------------
Net income                                                 $ 12,402,000       $ 12,287,000      $  9,824,000
                                                      ========================================================

Earnings per share:
     Basic                                                         $.94               $.94              $.75
     Diluted                                                       $.91               $.90              $.73

Shares used to compute earnings per share:
     Basic                                                   13,162,000         13,109,000        13,021,000
     Diluted                                                 13,605,000         13,578,000        13,516,000

          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

                                      Class A Common Stock         Class B Common Stock
                                  ----------------------------- ----------------------------   Total       Additional
                                      Number                       Number                      Common        Paid-In
                                    of Shares       Amount       of Shares       Amount        Stock         Capital
                                  -----------------------------------------------------------------------------------------

Shareholders' equity,
   December 31, 1994                  2,926,729     $29,000       3,548,271       $36,000       $65,000    $17,492,000
Conversion of Class B to Class A        655,572       7,000        (655,572)       (7,000)
Exercise of stock options,
   including tax benefit from
   exercise of stock options             67,390       1,000                                       1,000      1,083,000
Net income
Amortization of deferred
   compensation
Two-for-one stock split               3,649,691      36,000       2,892,699        29,000        65,000        (65,000)
                                  -----------------------------------------------------------------------------------------

Shareholders' equity,
   December 31, 1995                  7,299,382      73,000       5,785,398        58,000       131,000     18,510,000
Exercise of stock options,
   including tax benefit from
   exercise of stock options             53,797       1,000                                       1,000        594,000
Net income
Amortization of deferred
   compensation
                                  -----------------------------------------------------------------------------------------

Shareholders' equity,
   December 31, 1996                  7,353,179      74,000       5,785,398        58,000       132,000     19,104,000
Exercise of stock options,
   including tax benefit from
   exercise of stock options             56,981                                                                580,000
Translation adjustment
Net income
Amortization of deferred
   compensation
                                  -----------------------------------------------------------------------------------------
Shareholders' equity,
     December 31, 1997                7,410,160     $74,000       5,785,398       $58,000      $132,000    $19,684,000
                                  =========================================================================================

                                  Cumulative
                                  Translation     Retained      Deferred
                                  Adjustments     Earnings    Compensation       Total
                                  -----------------------------------------------------------

Shareholders' equity,
   December 31, 1994                               $5,321,000   $(522,000)    $22,356,000
Conversion of Class B to Class A
Exercise of stock options,
   including tax benefit from
   exercise of stock options                                                    1,084,000
Net income                                          9,824,000                   9,824,000
Amortization of deferred
   compensation                                                   225,000         225,000
Two-for-one stock split
                                  -----------------------------------------------------------

Shareholders' equity,
   December 31, 1995                               15,145,000    (297,000)     33,489,000
Exercise of stock options,
   including tax benefit from
   exercise of stock options                                                      595,000
Net income                                         12,287,000                  12,287,000
Amortization of deferred
   compensation                                                   228,000         228,000
                                  -----------------------------------------------------------

Shareholders' equity,
   December 31, 1996                               27,432,000     (69,000)     46,599,000
Exercise of stock options,
   including tax benefit from
   exercise of stock options                                                      580,000
Translation adjustment                $90,000                                      90,000
Net income                                         12,402,000                  12,402,000
Amortization of deferred
   compensation                                                    69,000          69,000
                                  -----------------------------------------------------------
Shareholders'  equity,
     December 31, 1997                $90,000     $39,834,000           -     $59,740,000
                                  ===========================================================

           See accompanying notes to onsolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                  1997           1996            1995
                                                            --------------------------------------------
Cash flows from operating activities
Net income                                                  $ 12,402,000    $ 12,287,000    $  9,824,000
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Depreciation and amortization                             1,953,000       1,109,000         794,000
     Provision for doubtful accounts                             157,000          35,000          35,000
     Amortization of deferred compensation                        69,000         228,000         225,000
     Abandonment of leasehold improvements and equipment                         106,000
     Provision for deferred taxes                                152,000          36,000         186,000
     Changes in operating assets and liabilities:
         Increase in due from factors                         (5,316,000)     (4,078,000)     (6,105,000)
         Increase in accounts receivable                        (682,000)     (1,058,000)       (424,000)
         Decrease (increase) in inventories                    5,900,000     (12,904,000)     (4,585,000)
         Increase in prepaid expenses and
           other current assets                                 (419,000)        (92,000)       (514,000)
         Increase in deposits and sundry                      (2,009,000)       (786,000)       (600,000)
         Increase (decrease) in income taxes payable             632,000       1,497,000        (220,000)
         (Decrease) increase in accounts payable              (2,901,000)      5,973,000       1,129,000
         Increase (decrease) in accrued expenses and
           other current liabilities                             934,000         485,000        (566,000)
         Increase in other non-current liabilities             1,141,000         747,000         551,000
                                                            --------------------------------------------
Net cash provided by (used in) operating activities           12,013,000       3,585,000        (270,000)

Cash flows from investing activities
Acquisition of property and equipment, net                    (4,832,000)     (4,894,000)     (3,320,000)
                                                            --------------------------------------------
Net cash used in investing activities                         (4,832,000)     (4,894,000)     (3,320,000)

Cash flows from financing activities
(Repayment) proceeds of revolving line of credit, net           (440,000)        440,000
Proceeds from exercise of stock options                          395,000         345,000         542,000
Repayment of long-term debt                                      (49,000)        (54,000)        (63,000)
                                                            --------------------------------------------
Net cash (used in) provided by financing activities              (94,000)        731,000         479,000
Effect of exchange rate changes on cash                           90,000
Net increase (decrease) in cash                                7,177,000        (578,000)     (3,111,000)
                                                            --------------------------------------------
Cash, beginning of year                                        1,626,000       2,204,000       5,315,000
                                                            --------------------------------------------
Cash, end of year                                           $  8,803,000    $  1,626,000    $  2,204,000
                                                            ============================================

Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest                                                 $    323,000    $    119,000    $     82,000
   Income taxes                                             $  7,396,000    $  5,804,000    $  6,357,000

          See accompanying notes to consolidated financial statements.

                         Kenneth Cole Productions, Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1997

1. Description of Business

      Kenneth Cole Productions, Inc. and its subsidiaries (the "Company") designs, sources and markets a broad range of quality footwear and handbags, and through license agreements designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction and Unlisted brands for the fashion conscious consumer. The Company markets its products for sale to more than 2,500 department stores and specialty store locations in the United States, in several foreign countries and through its retail and outlet store base. The Company has granted licenses for a variety of accessory and apparel product categories, including men's tailored clothing, dress shirts, sportswear, neckwear, briefcases, portfolios, fabric outerwear, underwear, robes, loungewear, hosiery, jewelry, women's hosiery and small leather goods, and men's and women's belts, scarves and wraps, leather outerwear, sunglasses, eyewear, watches, and luggage. The Company also distributes consumer catalogues that feature a variety of Kenneth Cole New York and Kenneth Cole Reaction branded products.

Organization

      The Company was incorporated in September 1982 and completed an initial public offering on June 9, 1994. On October 17, 1995, a two-for-one stock split of the Company's Common Stock was effected in the form of a stock dividend. Accordingly, all applicable share and per share data have been adjusted for the stock split.

2. Significant Accounting Policies

Management's Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

      The consolidated financial statements include the accounts of Kenneth Cole Productions, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

2. Significant Accounting Policies (continued)

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. All inventory is comprised of finished goods.

      The Company sources each of its product lines separately, based on the individual design, styling and quality specifications of such products. The Company primarily sources its products directly or indirectly through manufacturers in Italy, Spain, Brazil, India, China and Korea. The Company attempts to limit the concentration with any one manufacturer. However, approximately 20% and 34% of the dollar value of total leathergoods purchases by the Company were produced by two manufacturers in India in 1997 and 1996, respectively. In addition 36% of Kenneth Cole men's footwear purchases were from one manufacturer in Italy during 1997. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company's production needs.

Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized by the straight-line method over the term of the related lease or the estimated useful life, whichever is less.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

2. Significant Accounting Policies (continued)

Licensing and Other Income

      The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensees sales.

Revenue Recognition

      Wholesale sales are recognized upon shipment of products to the customer. Retail sales are recognized when the payment is received from the customer.

Advertising Costs

      The Company incurred advertising expense of $6.8 million, $5.0 million and $3.5 million for 1997, 1996 and 1995, respectively. The Company records advertising expense concurrent with the first time the advertising takes place. Advertising contributions received from licensees are netted against advertising expenses.

Stock-Based Compensation

      As permitted by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company elected to continue measuring compensation expense for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma and other disclosures (see Note
8).

Income Taxes

      The Company accounts for income taxes using the liability method. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

2. Significant Accounting Policies (continued)

Earnings Per Share

      The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), effective December 31, 1997, which superseded Accounting Principles Board Opinion 15, "Earnings Per Share" ("APB 15"). SFAS 128 requires the Company to report: (i) basic earnings per common share, which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented, and (ii) diluted earnings per common share, which is determined on the assumption that options issued to employees are exercised and repurchased at the average price for the periods presented. The difference between the number of shares used to compute basic and diluted earnings per share relates to outstanding stock options for all periods presented. The Company has restated prior period calculations in accordance with SFAS 128. The impact of adopting SFAS 128 did not result in material adjustments to previously reported amounts.

Segment Reporting

      In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after January 1, 1998. SFAS 131 establishes new standards for reporting information about operating segments through a "management approach." The Company has not completed its review of SFAS 131, and has not yet determined the impact the new requirements will have on reportable segments.

Reclassifications

      Certain amounts included in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

3. Due from Factors and Line of Credit Facility

      The Company sells substantially all of its accounts receivables to factors, without recourse, subject to credit limitations established by the factors for each individual account. Certain accounts receivable in excess of established limits are factored with recourse. Included in amounts due from factors at December 31, 1997 and 1996 are accounts receivable, subject to recourse, totaling approximately $674,000 and $811,000, respectively. The agreements with the factors provide for payment of a service fee on receivables sold.

      At December 31, 1997 and 1996, the balance due from factors, which includes chargebacks due from customers is net of sales allowances of approximately $2,900,000 and $2,200,000, respectively.

      On December 16, 1993, the Company entered into a Line of Credit Facility (the "Facility"). The Facility, as amended, allows for uncommitted borrowings, letter of credits and banker's acceptances subject to individual maximums and in the aggregate, an amount not to exceed the lesser of $25,000,000 or a "Borrowing Base." The Borrowing Base is calculated on a specified percentage of eligible amounts due under factoring arrangements, eligible non-factored accounts receivable, and eligible inventory. Borrowings under the revolving loan portion of the Facility ("Advances") are due on demand. The Company may pay down and re-borrow at will under the Facility. Advances bear interest at the Alternate Base Rate (defined as the higher of the Prime Rate or the Federal Funds in effect at borrowing date plus 1/2 of 1%) or the Note Rate (which will be agreed upon between the lender and the Company). There were no outstanding advances under this agreement at December 31, 1997 and $440,000 at December 31, 1996. Amounts available under the Facility at December 31, 1997 were $22,600,000.

      In connection with the line of credit, the Company has agreed to eliminate all the outstanding balances under the Facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain assets of the Company.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

4. Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                                           December 31,
                                                    1997                  1996
                                               ---------------------------------

Rent expense                                    $  438,000            $  707,000
Compensation                                     1,822,000               977,000
Other                                              887,000               692,000
                                               ---------------------------------
                                                $3,147,000            $2,376,000
                                               =================================

5. Other Non-current Liabilities

      Other non-current liabilities represents deferred compensation of approximately $1,949,000 and $1,196,000 in 1997 and 1996, respectively.

6. Foreign Currency Transactions

      The Company routinely enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currencies. These forward exchange contracts are used to reduce the Company's exposure to changes in foreign exchange rates and are not held for the purpose of trading or speculation. The Company had forward exchange contracts of $18,175,000 and $2,065,000 at December 31, 1997 and 1996, respectively to protect the purchase price of merchandise under such commitments. Gains and losses on forward exchange contracts are deferred and accounted for as part of the purchase price of imported merchandise. At December 31, 1997, forward exchange contracts have maturity dates through July 1998. The unrealized loss on these forward exchange contracts is approximately $1,140,000.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

7. Income Taxes

      Significant items comprising the Company's net deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                             December 31,
                                                         1997            1996
                                                    ---------------------------
Deferred tax assets:
     Inventory allowances and capitalization        $   590,000     $   399,000
     Allowance for doubtful accounts and
       sales allowances                                 457,000         186,000
     Deferred rent                                       88,000         170,000
     Deferred compensation                              965,000         633,000
     Other                                               40,000         130,000
                                                    ---------------------------
                                                      2,140,000       1,518,000
                                                    ---------------------------

Deferred tax liabilities:
     Depreciation                                      (633,000)       (260,000)
     Undistributed foreign earnings                    (759,000)       (358,000)
                                                    ---------------------------
                                                     (1,392,000)       (618,000)
                                                    ---------------------------

Net deferred tax assets                             $   748,000     $   900,000
                                                    ===========================

     The provision for income taxes consists of the following:

                                                     December 31,
                                         1997            1996            1995
                                     -------------------------------------------
Current:
     Federal                          $6,385,000      $6,543,000      $5,032,000
     State and local                   1,628,000       1,650,000       1,300,000
     Foreign                              24,000          22,000          32,000
                                     -------------------------------------------
                                       8,037,000       8,215,000       6,364,000
Deferred:
     Federal                             133,000          32,000         163,000
     State and local                      19,000           4,000          23,000
                                     -------------------------------------------
                                         152,000          36,000         186,000
                                     -------------------------------------------
                                      $8,189,000      $8,251,000      $6,550,000
                                     ===========================================

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

7. Income Taxes (continued)

      The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for 1997, 1996 and 1995 is as follows:


                                                           1997     1996    1995
                                                        ------------------------

Federal income tax at statutory rate                        35%      35%     35%
State and local taxes, net of federal tax benefit            5        5       6
Other                                                                        (1)
                                                        ------------------------
                                                            40%      40%     40%
                                                        ========================

8. Stock Option Plans and Grants

1994 Stock Option Plan

      The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the stock options been determined based on the fair value at the grant dates for awards under the plan, consistent with the alternative method set forth under SFAS 123, net income and net income per share would have been reduced by approximately $441,000 and $.03, $371,000 and $.02, and $191,000 and $.02 in 1997, 1996 and 1995, respectively.

      The effects of applying SFAS 123 on this pro forma disclosure may not be indicative of future results. SFAS 123 does not apply to grants prior to 1995, and additional awards in future years may be granted.

      The Company's 1994 Incentive Stock Option Plan, as amended on May 29, 1997, has authorized the grant of options to employees for up to 1,500,000 shares of the Company's common stock. Certain options granted under the Plan vest in one-third increments in each of the first, second and third years following the date of grant and certain options vest up to 10%, 30%, 60% and 100% in the second, third, fourth and fifth years, respectively. Options granted have 10-year terms. Non-employee Director options granted have 10 year terms and vest 50% on the first anniversary of the date of grant and become fully exercisable at the end of two years.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

8. Stock Option Plans and Grants (continued)

      Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rate of 5.50%, 6.25% and 6.25%; 0% dividend yields; expected volatility factors of .346,
 .359, and .346 and expected lives of 5.8, 6.3 and 4.5 years. The weighted-average fair value of options granted during 1997, 1996 and 1995 were $6.63, $7.21 and $5.15, respectively.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price fvolatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      The following table summarizes all stock option transactions from December 31, 1994 through December 31, 1997.

                                              Weighted-Average
                                     Shares    Exercise Price
                                    ---------------------------
Outstanding at December 31, 1994    373,900
Granted                             420,372        $   10.59
Exercised                           (64,780)       $    6.00
Forfeited                           (27,034)       $    7.52
                                    --------
Outstanding at December 31, 1995    702,458

Granted                             156,583        $   15.89
Exercised                           (53,797)       $    6.35
Forfeited                           (43,919)       $    9.04
                                    --------
Outstanding at December 31, 1996    761,325

Granted                             325,725        $   15.60
Exercised                           (56,981)       $    6.94
Forfeited                           (74,856)       $   14.04
                                    --------
Outstanding at December 31, 1997    955,213
                                    ========

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

8. Stock Option Plans and Grants (continued)

      The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 1997:

                        Outstanding Stock Options                                               Exercisable Stock Options
                        -------------------------                                               -------------------------

                                                 Weighted Average                                          Weighted
           Range of            Outstanding           Remaining       Weighted Average    Exercisable        Average
       Exercise Prices            Shares         Contractual Life     Exercise Price       Shares       Exercise Price
    ----------------------- ------------------- -------------------- ----------------- ---------------- ----------------
    $ 6.00   to  $ 9.00          181,914             6.5 years            $ 6.00           181,914           $6.00
    $ 9.01   to  $14.00          508,175             7.9 years            $11.41            27,833           $9.75
    $14.01   to  $21.00          265,124             8.6 years            $17.35            41,077          $17.35

Exercise prices for options outstanding as of December 31, 1997 range from $6.00 to $20.44.

Stock Option Grants

      In 1994, the Board of Directors granted non-transferable stock options to an officer of the Company, for the purchase of 222,950 shares of Class A Common Stock at an exercise price of $2.1875 per share. In 1995, 70,000 options were exercised. At December 31, 1997, all options outstanding are exercisable.

9. 401(k) Plan

      The Company's 401(k) profit-sharing plan covers all non-union employees, subject to certain minimum age and length of service requirements who are permitted to contribute specified percentages of their salary up to the maximum permitted by the Internal Revenue Service. The Company is obligated to make a matching contribution and may make an additional discretionary contribution, as defined. Contributions to the plan for the years ended December 31, 1997, 1996 and 1995 were approximately $71,000, $54,000 and $38,000, respectively.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

10. Commitments and Contingencies

Leases

      The Company leases office, retail, and warehouse facilities under non-cancelable operating leases. Future minimum lease payments for non-cancelable leases with initial terms of one year or more consisted of the following at December 31, 1997:

                            1998         $ 6,310,000
                            1999           6,153,000
                            2000           6,105,000
                            2001           5,986,000
                            2002           5,490,000
                            Thereafter    16,808,000
                                         -----------
                                         $46,852,000
                                         ===========

      In addition, certain of these leases contain rent escalation and percentage rent clauses that require additional payments to be made.

      Rent expense for the years ended December 31, 1997, 1996 and 1995 was $6,903,000, $4,646,000 and $2,782,000, respectively.

      The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation that would have a material adverse effect on its business or operations.

Letters of Credit

      At December 31, 1997 and 1996, the Company was contingently liable for approximately $1,957,000 and $4,855,000 of open letters of credit, respectively. In addition, at December 31, 1997 and 1996, the Company was contingently liable for approximately $400,000 and $278,000 of standby letters of credit.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

11. Shareholders' Equity

Common Stock

      Class A Common Shareholders are entitled to one vote for each share held of record, and Class B Common Shareholders are entitled to ten votes for each share held of record. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the Class B Shareholder. The Class A Common Shareholders vote together with Class B Common Shareholders on all matters subject to shareholder approval, except Class A Common Shareholders vote separately as a class to elect 25% of the Board of Directors of the Company. Shares of neither class of common stock have preemptive or cumulative voting rights.

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

12. Significant Customers and Concentration of Credit Risk

      In 1997, the Company had sales to two customers that accounted for 12.4% and 10.0% of net sales, respectively. In 1996, the Company had sales to one customer that accounted for 14.2% of net sales. In the normal course of business, the Company sells to major department stores and specialty retailers and believes that its broad customer base will mitigate the impact that financial difficulties of any such retailers might have on the Company's operations.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

13. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 1997 and 1996 appear below (in thousands, except per share data):

                                         First           Second            Third           Fourth
                                        Quarter          Quarter          Quarter          Quarter
                                      -----------      -----------       -----------     -----------
1997
Net sales                               $44,910          $40,352          $50,287          $49,729
Gross profit                             17,616           13,977           21,109           20,393
Operating income                          5,532            1,410            8,158            5,693
Net income                                3,252              794            4,871            3,485
Earnings per share basic                $   .25          $   .06          $   .37          $   .26
Earnings per share diluted              $   .24          $   .06          $   .36          $   .26

1996
Net sales                               $35,110          $35,019          $39,841          $38,288
Gross profit                             14,785           14,312           16,500           15,742
Operating income                          5,051            4,552            6,814            4,143
Net income                                2,956            2,701            4,077            2,553
Earnings per share basic                $   .23          $   .21          $   .31          $   .19
Earnings per share diluted              $   .22          $   .20          $   .30          $   .19

                                   Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KENNETH COLE PRODUCTIONS, INC.

                                           By   /s/   KENNETH D. COLE
                                                ----------------------
                                                      Kenneth D. Cole
                                           President and Chief Executive Officer

                                           Date: March 30, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Title                         Date
--------------------------------------------------------------------------------

/S/ KENNETH D. COLE           President, Chief Executive          March 30, 1998
---------------------------     Officer and Director
    Kenneth D. Cole

/S/ STANLEY A. MAYER          Executive Vice President,           March 30, 1998
---------------------------     Chief Financial Officer,
    Stanley A. Mayer            Treasurer and Director

/S/ PAUL BLUM                 Executive Vice President,           March 30, 1998
---------------------------     Chief Operating Officer
    Paul Blum                   and Director

/S/ DAVID P. EDELMAN          Vice President Finance (Principal   March 30, 1998
---------------------------     Accounting Officer)
    David P. Edelman

/S/ ROBERT C. GRAYSON         Director                            March 30, 1998
---------------------------
    Robert  C. Grayson

/S/ DENIS F. KELLY            Director                            March 30, 1998
---------------------------
    Denis F. Kelly

/S/ JEFFREY G. LYNN           Director                            March 30, 1998
---------------------------
    Jeffrey G. Lynn

                         Kenneth Cole Productions, Inc.
                                   Schedule II
                        Valuation and Qualifying Accounts
              For the years ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                Charged
                                  Balance at    to                             Balance at
                                  Beginning     Costs and                      End of
Description                       of Period     Expenses      Deductions       Period
                                  ---------     --------      ----------       ------
Year ended December 31, 1997
Allowance for doubtful accounts  $   (65,000)  $  (157,000)  $   142,000(a)   $   (80,000)
Reserve for allowances            (2,200,000)     (700,000)                    (2,900,000)
                                 -----------    -----------   -----------      -----------
                                 $(2,265,000)  $  (857,000)  $   142,000      $(2,980,000)
                                 ===========   ===========   ===========      ===========

Year ended December 31, 1996
Allowance for doubtful accounts  $   (30,000)  $   (70,000)  $    35,000(a)   $   (65,000)
Reserve for allowances            (1,800,000)     (400,000)                    (2,200,000)
                                 -----------    -----------   -----------      -----------
                                 $(1,830,000)  $  (470,000)  $    35,000      $(2,265,000)
                                 ===========   ===========   ===========      ===========

Year ended December 31, 1995
Allowance for doubtful accounts  $   (41,000)  $   (24,000)  $    35,000(a)   $   (30,000)
Reserve for allowances            (1,795,000)       (5,000)                    (1,800,000)
                                 -----------    -----------   -----------      -----------
                                 $(1,836,000)  $   (29,000)  $    35,000      $(1,830,000)
                                 ===========   ===========   ===========      ===========

(a) represents direct write-offs during the year