Form 10-Q
period 1998-03-31
COLE KENNETH PRODUCTIONS INC
filed 1998-05-12
CIK 921691

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              Form 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998


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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                            May 5, 1998

  Class A Common Stock ( $.01 par value)      7,519,907
  Class B Common Stock ( $.01 par value)      5,785,398

                   Kenneth Cole Productions, Inc.
                            Index to 10-Q


Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

   Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997....3

   Consolidated Statements of Income for the three month ended March 31, 1998 and 1997...............................................................5

   Consolidated Statement of Changes in Shareholders' Equity for the three months ended March 31, 1998............................................6

   Consolidated Statements of Cash Flows for the three months ended
       March 31, 1998 and 1997...............................................7

     Notes to Consolidated Financial Statements..............................8

Item 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operations............................................10

Part II. OTHER INFORMATION

Item 1.Legal Proceedings....................................................12

Item 2.Changes in Securities and Use of Proceeds............................12

Item 3.Defaults Upon Senior Securities......................................12

Item 4.Submission of Matters to a Vote of Security Holders..................12

Item 5.Other Information....................................................12

Item 6.Exhibits and Reports on Form 8-K.....................................12

Signatures..................................................................13

           Kenneth Cole Productions, Inc. and Subsidiaries

                     Consolidated Balance Sheets

                                                   March 31,   December 31,
                                                     1998           1997
                                                  (Unaudited)
Assets
Current assets:
Cash                                            $  7,055,000  $  8,803,000
Due from factors                                  28,391,000    23,292,000
Accounts receivable, net                           3,456,000     3,864,000
Inventories                                       27,931,000    23,365,000
Prepaid expenses and other current assets          1,762,000     1,420,000
Deferred taxes                                     1,135,000     1,135,000
Total current assets                              69,730,000    61,879,000

Property and equipment
Furniture and fixtures                             6,188,000     5,513,000
Machinery and equipment                            4,183,000     3,862,000
Leasehold improvements                             8,759,000     8,217,000
                                                  19,130,000    17,592,000
Less accumulated depreciation and amortization     6,058,000     5,381,000
Net property and equipment                        13,072,000    12,211,000

Deposits, deferred income taxes and other assets   4,136,000     3,825,000

Total assets                                    $ 86,938,000  $ 77,915,000


       See accompanying notes to consolidated financial statements.


           Kenneth Cole Productions, Inc. and Subsidiaries

               Consolidated Balance Sheets (continued)
                                                   March 31,   December 31,
                                                     1998         1997
                                                  (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                                $ 12,320,000  $  9,837,000
Accrued expenses and other current liabilities     2,526,000     3,147,000
Income taxes payable                               2,812,000     1,694,000
Deferred license income                              354,000       252,000
Total current liabilities                         18,012,000    14,930,000

Deferred rent payable                                946,000       909,000
Deferred income taxes                                387,000       387,000
Other non-current liabilities                      2,335,000     1,949,000

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00, 1,000,000 shares
   Authorized, none outstanding
Class A common stock, par value $.01,
   20,000,000 shares authorized, 7,519,470, and
   7,410,160 outstanding in 1998 and 1997             75,000        74,000
Class B common stock, par value $.01,
   6,000,000 shares authorized, 5,785,398
   outstanding in 1998 and 1997                       58,000        58,000
Additional paid-in capital                        21,096,000    19,684,000
Accumulated other comprehensive income               102,000        90,000
Retained earnings                                 43,927,000    39,834,000

Total shareholders' equity                        65,258,000    59,740,000

Total liabilities and shareholders'equity       $ 86,938,000  $ 77,915,000

    See accompanying notes to consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

                  Consolidated Statements of Income
                             (Unaudited)

                                           Three Months Ended
                                                March 31
                                            1998          1997
Net sales                              $ 52,029,000  $ 44,910,000
Cost of goods sold                       30,100,000    27,294,000
Gross profit                             21,929,000    17,616,000

Licensing and other                       1,656,000     1,056,000

Selling, general and administrative
and shipping and warehousing             16,926,000    13,140,000

Operating income                          6,659,000     5,532,000

Interest (income) expense, net             (106,000)      112,000
Income before provision for income taxes  6,765,000     5,420,000
Provision for income taxes                2,672,000     2,168,000
Net income                             $  4,093,000  $  3,252,000

Earnings per share:
         Basic                                  .31           .25
         Diluted                                .30           .24

Shares used to compute earnings per share:
         Basic                           13,229,000    13,141,000
         Diluted                         13,696,000    13,638,000



       See accompanying notes to consolidated financial statements.


           Kenneth Cole Productions, Inc. and Subsidiaries

      Consolidated Statement of Changes in Shareholders' Equity
                             (Unaudited)
                         Class A            Class B
                      Common Stock        Common Stock      Total   Additional
                    Number              Number             Common     Paid-in
                   of shares  Amount   of Shares  Amount    Stock     Capital
Shareholders'equity
 January 1, 1998   7,410,160  $74,000  5,785,398  $58,000  $132,000  $19,684,000


Net income


Foreign currency
 translation adjustments

Comprehensive income


Exercise of stock options,
 including tax
 benefit             109,310    1,000                         1,000    1,412,000

Shareholders'equity
 March 31, 1998    7,519,470  $75,000  5,785,398  $58,000  $133,000  $21,096,000








                      Accumulated
                         Other
                     Comprehensive    Retained
                         Income       Earnings        Total
Shareholders'equity
 January 1, 1998        $ 90,000     $39,834,000    $59,740,000


Net income                             4,093,000      4,093,000


Foreign currency
 translation adjustments  12,000                         12,000

Comprehensive income                                  4,105,000

Exercise of stock options,
 including tax
 benefit                                              1,413,000


Shareholders'equity
 March 31, 1998         $102,000     $43,927,000    $65,258,000

    See accompanying notes to consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

                  Consolidated Statements of Cash Flows
                             (Unaudited)
                                                    Three Months Ended
                                                          March 31,
                                                      1998        1997
Cash flows from operating activities
Net income                                     $  4,093,000  $  3,252,000
Adjustments to reconcile net income to net
 cash used in operating activities:
 Depreciation and amortization                      677,000       421,000
 Amortization of deferred compensation                             56,000
 Provision for bad debts                             15,000
 Changes in assets and liabilities:
   Increase in due from factors                  (5,099,000)   (8,695,000)
   Decrease in accounts receivable                  393,000       976,000
   Increase in inventories                       (4,566,000)   (2,600,000)
   Increase in prepaid expenses and other
       current assets                              (342,000)     (568,000)
   Increase in deposits                            (576,000)      (67,000)
   Increase (decrease) in accounts payable        2,483,000    (4,781,000)
   Increase in income taxes payable               1,635,000     1,284,000
   Decrease (increase) in accrued expenses and
       other current liabilities                   (519,000)        6,000
   Increase in other non-current liabilities        423,000       220,000
Net cash used in operating activities            (1,383,000)  (10,496,000)

Cash flows from investing activities
Acquisition of property and equipment, net       (1,273,000)     (517,000)
Net cash used in investing activities            (1,273,000)     (517,000)

Cash flows from financing activities
Proceeds from revolving line of credit, net                    10,030,000
Proceeds from exercise of stock options             896,000        86,000
Repayment of long-term debt                                        (9,000)
Net cash provided by financing activities           896,000    10,107,000

Effect of exchange rate changes on cash              12,000        45,000
Net decrease in cash                             (1,748,000)     (861,000)
Cash, beginning of period                         8,803,000     1,626,000
Cash, end of period                            $  7,055,000  $    765,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest                                       $      4,000   $   134,000
Income taxes                                   $  1,037,000   $   883,000

          See accompanying notes to consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements
                             (Unaudited)

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The data contained in these financial statements are unaudited and are subject to year end adjustment, however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The consolidated balance sheet at December 31, 1997 was derived from the audited financial statements.

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

Segment Reporting

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for 1998. The Company is required to report the segment information required by SFAS 131 when it issues its 1998 annual report. SFAS 131 establishes new standards for reporting information about operating segments through a "management approach". The Company has not completed its review of SFAS 131, and has not yet determined the impact the new requirements will have on reportable segments.

Comprehensive Income

As of January 1, 1998 the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The Company has chosen to disclose other comprehensive income in the Statement of Changes in Shareholders' Equity. Comprehensive income amounted to $4,105,000 and $3,297,000 for the three months ended March 31, 1998 and 1997, respectively.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net sales for the quarter ended March 31, 1998 and March 31, 1997.

                                                   Three Months Ended
                                                         March 31,
                                                  1998             1997
Net Sales                                    52,029  100.0%   44,910   100.0%
Gross Profit                                 21,929   42.2    17,616    39.2
Licensing Income                              1,656    3.1     1,056     2.4
Selling, general and administrative expenses 16,926   32.5    13,140    29.3
Operating income                              6,659   12.8     5,532    12.3
Interest   (income)  expense, net              (106)   (.2)      112      .2
Income before income taxes                    6,765   13.0     5,420    12.1
Income tax expense                            2,672    5.1     2,168     4.8
Net Income                                    4,093    7.9     3,252     7.3

Three  Months  Ended  March 31, 1998 Compared to Three  Months  Ended
March 31, 1997

Net sales increased $7.1 million, or 15.8%, to $52.0 million for the three months ended March 31, 1998 compared with net sales of $44.9 million for the three months ended March 31, 1997. Net sales of the Company's wholesale operations, excluding sales to its retail division, increased $4.0 million, or 11.1%, to $40.1 million from $36.1 million. This increase was primarily due to increased brand exposure generated through the Company's licensing ventures. Sales through the Company's retail and outlet stores increased $3.1 million, or 35.2%, to $11.9 million for the three months ended March 31, 1998 compared to $8.8 million for the three months ended March
31, 1997. This increase reflects the sales of 36 stores which generated a 4.2% comparable store sales increase or $0.4 million and the sales of $2.7 million generated from eleven retail stores open for the entire first quarter of 1998 which were not open in the first quarter of 1997.

Gross profit was $21.9 million for the three months ended March 31, 1998, an increase of $4.3 million, or 24.4%, from $17.6 million for the three months ended March 31, 1997. Gross profit was 42.2% compared to 39.2% for the three months ended March 31, 1998 and 1997, respectively. The increase in gross profit was attributable to a greater percentage of sales of current inventories generating fewer off price sales, and the increased sales at the Company's retail stores that maintain higher gross margins as a percentage of sales than wholesale sales.

Selling, general and administrative expenses, including shipping and warehousing costs, were $16.9 million (32.5% of net sales) for the three months ended March 31, 1998 compared to $13.1 million
(29.3% of net sales) for the three months ended March 31, 1997. Approximately one-third of the increase in selling, general and administrative expenses was attributable to the hiring of additional personnel to support the Company's wholesale growth, with the remaining increase due to additional retail and outlet stores, which carry a higher expense level as a percentage of sales than the wholesale division. Sales from retail operations were 22.9% of consolidated sales for the three months ended March 31,1998 compared to 19.6% in the same period last year.

Licensing income increased 54.5% to $1.7 million for the three months ended March 31, 1998 compared to $1.1 million for the comparable period in 1997. This increase reflects the incremental revenues from the introduction of new product licenses and an increase in sales from existing licenses.
As a result of the foregoing, operating income increased 21.8% to $6.7 million (12.8% of net sales) from $5.5 million (12.3% of net sales) for the three months ended March 31, 1998 and 1997, respectively.

Liquidity and Capital Resources

The Company uses cash from operations and borrowings under its line of credit as the primary sources of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, the level of accounts receivable and due from factors balances and the Company's inventory levels. Cash used by operating activities was $1.4 million for the three months ended March 31, 1998, compared to $10.5 million used in operating activities for the three months ended March 31, 1997. The reduction in cash flow used in operations is attributable, in part, to the timing of the payment of trade accounts payable and increased net income for the period. At March 31, 1998 and December 31, 1997 working capital was $51.7 million and $46.9 million, respectively.

The Company currently has a line of credit which allows for borrowings and letter of credits up to a maximum of $25.0 million to finance working capital requirements, of which $23.7 million was available at March 31, 1998.

Capital expenditures totaled $1.3 million and $0.5 million for the
three months ended March 31, 1998 and 1997, respectively.   Capital
expenditures relate primarily to the Company's retail and outlet store expansion and to the further development and enhancement of the Company's management information systems.

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


Quantitative and Qualitative Disclosures About Market Risk

Pursuant to the General Instructions to Rule 305 of Regulation S-K, the qualitative and qualitative disclosures called by Rule 305 of Regulation S-K is inapplicable to the Registrant at this time.

                     Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.   None

Item 2.  Changes in Securities and Use of Proceeds. None

Item 3.  Defaults Upon Senior Securities. None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information. None

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:

          27.01 Financial Data Schedule.

     (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kenneth Cole Productions, Inc.
                                        Registrant




May 5, 1998                             /s/ STANLEY A. MAYER
                                   Stanley A. Mayer
                                   Executive Vice President and
                                   Chief Financial Officer

                          INDEX OF EXHIBITS


                                                  Sequential
Exhibit Number      Description                        Page No.

27.01                    Financial Data Schedule            15