Form 10-Q
period 1998-06-30
COLE KENNETH PRODUCTIONS INC
filed 1998-08-12
CIK 921691

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               Form 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998


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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                                   Class           August 10, 1998

     Class A Common Stock ( $.01 par value)           7,609,029
     Class B Common Stock ( $.01 par value)           5,785,398

                    Kenneth Cole Productions, Inc.
                             Index to 10-Q


Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

     Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997 ..3

     Consolidated Statements of Income for the three month and six month periods ended June 30, 1998 and 1997 ...................................5

     Consolidated Statement of Changes in Shareholders' Equity for the six
     month period ended June 30, 1998 .......................................6

     Consolidated Statements of Cash Flows for the six month periods ended June 30, 1998 and 1997 ...........................................7

     Notes to Consolidated Financial Statements .............................8

Item 2.Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................10

Part II. OTHER INFORMATION

Item 1.Legal Proceedings ...................................................14

Item 2.Changes in Securities and Use of Proceeds ...........................14

Item 3.Defaults Upon Senior Securities .....................................14

Item 4.Submission of Matters to a Vote of Security Holders .................14

Item 5.Other Information ...................................................15

Item 6.Exhibits and Reports on Form 8-K ....................................15

Signatures .................................................................16

Index of Exhibits ..........................................................17

                    PART I - FINANCIAL INFORMATION

Item 1.           Kenneth Cole Productions, Inc. and Subsidiaries

                      Consolidated Balance Sheets


                                                 June 30,      December 31,
                                                   1998           1997
                                                (Unaudited)
Assets
Current assets:
Cash                                           $ 13,262,000    $  8,803,000
Due from factors                                 21,246,000      23,292,000
Accounts receivable, net                          5,471,000       3,864,000
Inventories                                      31,698,000      23,365,000
Prepaid expenses and other current assets         1,547,000       1,420,000
Deferred taxes                                    1,135,000       1,135,000
                                               ------------    ------------
Total current assets                             74,359,000      61,879,000

Property and equipment
Furniture and fixtures                            6,341,000       5,513,000
Machinery and equipment                           4,423,000       3,862,000
Leasehold improvements                            9,590,000       8,217,000
                                               ------------    ------------
                                                 20,354,000      17,592,000
Less accumulated depreciation and amortization    6,832,000       5,381,000
                                               ------------    ------------
Net property and equipment                       13,522,000      12,211,000

Other assets:
Deposits and deferred income taxes                1,784,000       1,876,000
Deferred compensation plan assets                 3,356,000       1,949,000
                                               ------------    ------------
Total other assets                                5,140,000       3,825,000
                                               ------------    ------------
Total assets                                   $ 93,021,000    $ 77,915,000
                                               ============    ============

        See accompanying notes to consolidated financial statements.

            Kenneth Cole Productions, Inc. and Subsidiaries


                Consolidated Balance Sheets (continued)

                                                 June 30,      December 31,
                                                   1998            1997
                                                (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                               $ 16,318,000    $  9,837,000
Accrued expenses and other current liabilities    2,572,000       3,147,000
Income taxes payable                                450,000       1,694,000
Deferred license income                             386,000         252,000
                                               ------------    ------------
Total current liabilities                        19,726,000      14,930,000

Deferred rent payable                             1,019,000         909,000
Deferred income tax                                 387,000         387,000
Deferred compensation                             3,356,000       1,949,000

Commitments and Contingencies

Shareholders' equity:
Preferred stock, par value $1.00, 1,000,000
  shares authorized, none outstanding
Class A common stock, par value $.01,
  20,000,000 shares authorized, 7,584,550
  and 7,369,556 outstanding in 1998 and 1997         76,000          74,000
Class B common stock, par value $.01,
  6,000,000 shares authorized,
  5,785,398 outstanding                              58,000          58,000
Additional paid-in capital                       21,907,000      19,684,000
Accumulated other comprehensive income               64,000          90,000
Retained earnings                                46,428,000      39,834,000
                                               ------------    ------------
Total shareholders' equity                       68,533,000      59,740,000
                                               ------------    ------------
Total liabilities and shareholders' equity     $ 93,021,000    $ 77,915,000
                                               ============    ============

     See accompanying notes to consolidated financial statements.

            Kenneth Cole Productions, Inc. and Subsidiaries

                   Consolidated Statements of Income
                              (Unaudited)
                          Three Months Ended              Six Months Ended
                                June 30                       June 30
                           1998        1997               1998        1997
Net sales            $ 48,331,000  $ 40,352,000     $100,360,000  $ 85,262,000
Cost of goods sold     28,957,000    26,375,000       59,057,000    53,669,000
                     ------------  ------------     ------------  ------------
Gross profit           19,374,000    13,977,000       41,303,000    31,593,000

Licensing and other
income                  1,791,000     1,212,000        3,447,000     2,268,000

Selling, general and
 administrative and
 shipping and
 warehousing           17,157,000    13,779,000       34,083,000    26,919,000
                     ------------  ------------     ------------  ------------
Operating income        4,008,000     1,410,000       10,667,000     6,942,000

Interest (income)
 expense, net            (126,000)       87,000         (232,000)      199,000
                     ------------  ------------     ------------  ------------
Income before provision
 for income taxes       4,134,000     1,323,000       10,899,000     6,743,000

Provision for income
 taxes                  1,633,000       529,000        4,305,000     2,697,000
                     ------------  ------------     ------------  ------------
Net income           $  2,501,000       794,000        6,594,000     4,046,000
                     ============  ============     ============  ============


Earnings per share:
         Basic                .19           .06              .50           .31
         Diluted              .18           .06              .48           .30

Shares used to compute
 earnings per share:
         Basic         13,345,000    13,153,000       13,287,000    13,152,000
         Diluted       13,874,000    13,599,000       13,858,000    13,626,000

     See accompanying notes to consolidated financial statements.

            Kenneth Cole Productions, Inc. and Subsidiaries

       Consolidated Statement of Changes in Shareholders' Equity
                              (Unaudited)

                              Class A              Class B
                            Common Stock         Common Stock       Total
                         Number               Number               Common
                        of shares   Amount   of shares   Amount     Stock
Shareholders' equity
 January 1, 1998        7,410,160  $74,000   5,785,398  $58,000  $132,000

Net Income

Foreign Currency
 translation adjustment

Comprehensive income

Exercise of stock options
 including tax benefit    174,390    2,000                          2,000
                        -------------------------------------------------
Shareholders' equity
 June 30, 1998          7,584,550  $76,000   5,785,398  $58,000  $134,000
                        =================================================

                                      Accumulated
                        Additional       Other
                          Paid-in    Comprehensive    Retained
                         Capital         Income       Earnings       Total
Shareholders' equity
 January 1, 1998        $19,684,000     $90,000     $39,834,000   $59,740,000

Net Income                                            6,594,000     6,594,000

Foreign Currency
 translation adjustment                 (26,000)                      (26,000)
                                                                  -----------
Comprehensive income                                                6,568,000

Exercise of stock options
 including tax benefit    2,223,000                                 2,225,000
                        -----------------------------------------------------
Shareholders' equity
 June 30, 1998          $21,907,000     $64,000     $46,428,000   $68,533,000
                        =====================================================

           See accompanying notes to  consolidated financial statements.

              Kenneth Cole Productions, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                                                         Six Months Ended
                                                              June 30,
                                                         1998        1997
Cash flows from operating activities
Net income                                         $  6,594,000  $  4,046,000
Adjustments to reconcile net income to net cash
 Provided by (used in) operating activities:
   Depreciation and amortization                      1,451,000       896,000
   Amortization of deferred compensation                               69,000
   Provision for doubtful accounts                       55,000         5,000
   Changes in assets and liabilities:
     Decrease (increase) in due from factors          2,046,000    (2,179,000)
     Increase (decrease) increase in
       accounts receivable                           (1,662,000)      603,000
     Increase in inventories                         (8,333,000)      (37,000)
     Increase (decrease) in prepaid expenses and
       other current assets                            (127,000)      130,000
     Increase in deposits                            (1,580,000)     (321,000)
     Increase (decrease) in accounts payable          6,481,000    (6,094,000)
     Decrease in income taxes payable                  (277,000)     (848,000)
     (Decrease) increase in accrued expenses and
       other current liabilities                       (441,000)      239,000
     Increase in other non-current liabilities        1,517,000       491,000
                                                   ------------  ------------
Net cash provided by (used in) operating activities   5,724,000    (3,000,000)

Cash flows from investing activities
Acquisition of property and equipment, net           (2,497,000)   (1,365,000)
                                                   ------------  ------------
Net cash used in investing activities                (2,497,000)   (1,365,000)

Cash flows from financing activities
Proceeds from revolving line of credit, net                         3,940,000
Proceeds from exercise of stock options               1,258,000       134,000
                                                   ------------  ------------
Net cash provided by financing activities             1,258,000     4,074,000

Effect of exchange rate changes on cash                 (26,000)       71,000
                                                   ------------  ------------
Net increase (decrease) in cash                       4,459,000      (220,000)
Cash, beginning of period                             8,803,000     1,626,000
                                                   ------------  ------------
Cash, end of period                                $ 13,262,000  $  1,406,000
                                                   ============  ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest                                        $     21,000  $    245,000
   Income taxes                                    $  4,581,000  $  3,545,000


      See accompanying notes to consolidated financial statements.

            Kenneth Cole Productions, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements
                              (Unaudited)


1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The data contained in these financial statements are unaudited and are subject to year end adjustment; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The consolidated balance sheet at December 31, 1997 was derived from the audited financial statements.

2.   Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128,") effective December 31, 1997, which superseded Accounting Principles Board Opinion 15, "Earnings Per Share" ("APB 15"). SFAS 128 requires the Company to report: (i) basic earnings per common share, which is computed by dividing net income by weighted average number of shares of common stock outstanding during the periods presented, and (ii) diluted earnings per common share, which is determined on the assumption that options issued to employees are exercised and repurchased at the average price for the periods presented. The difference between the number of shares used to compute basic and diluted earnings per share relates to outstanding stock options for all periods presented. The Company has restated prior period calculations in accordance with SFAS 128. The impact of adopting SFAS 128 did not result in material adjustments to previously reported amounts.

3.   Segment Reporting

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131,") which is effective for 1998. The Company is required to report the segment information required by SFAS 131 when it issues its 1998 annual report. SFAS 131 establishes new standards for reporting information about operating segments using a "management approach". The Company has not completed its review of SFAS 131, and has not yet determined the impact the new requirements will have on reportable segments.

4.   Comprehensive Income

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130").
Comprehensive income is generally defined as all changes in shareholders' equity exclusive of transactions with owners. SFAS 130 requires the disclosure of comprehensive income and its components.

Comprehensive income is comprised of:
                               Three Months Ended         Six Months Ended
                                    June 30,                  June 30,
                                1998        1997          1998        1997
Net income                $ 2,501,000  $   794,000    $ 6,594,000  $ 4,046,000
Currency translation
  adjustment                  (38,000)      26,000        (26,000)      71,000
                          -----------  -----------    -----------  -----------
Comprehensive income      $ 2,463,000  $   820,000    $ 6,568,000  $ 4,117,000
                          ===========  ===========    ===========  ===========

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

The following table sets forth the Company's consolidated statements of income as a percentage of net sales for the three and six month periods ended June 30, 1998 and June 30, 1997.

                                                  Three  Months Ended

(in thousands)                           June 30, 1998         June 30, 1997
Net Sales                             $ 48,331   100.0%     $ 40,352   100.0%
Gross Profit                            19,374    40.1        13,977    34.6
Licensing Income                         1,791     3.7         1,212     3.0
Selling, general and
 administrative expenses                17,157    35.5        13,779    34.1
Operating income                         4,008     8.3         1,410     3.5
Interest (income) expense, net            (126)    (.3)           87      .2
Income before income taxes               4,134     8.6         1,323     3.3
Income tax expense                       1,633     3.4           529     1.3
Net Income                               2,501     5.2           794     2.0

                                                   Six Months Ended

(in thousands)                           June 30, 1998         June 30, 1997

Net Sales                             $100,360   100.0%    $ 85,262    100.0%
Gross Profit                            41,303    41.2       31,593     37.1
Licensing Income                         3,447     3.4        2,268      2.6
Selling, general and
 administrative expenses                34,083    34.0       26,919     31.6
Operating income                        10,667    10.6        6,942      8.1
Interest (income) expense, net            (232)    (.2)         199       .2
Income before income taxes              10,899    10.8        6,743      7.9
Income tax expense                       4,305     4.2        2,697      3.2
Net Income                               6,594     6.6        4,046      4.7


Three  Months Ended June 30, 1998 Compared to Three Months  Ended  June
30, 1997

Net sales increased $8.0 million, or 19.8%, to $48.3 million for the three months ended June 30, 1998 compared with net sales of $40.4 million for the three months ended June 30, 1997. The increase was primarily attributable to increased net sales of men's footwear, Kenneth Cole Reaction handbags and new retail store openings, partially offset by lower net sales of women's footwear. Net sales of the Company's wholesale operations, excluding sales to its retail division, increased $4.6 million, or 15.9%, to $33.7 million from $29.0 million. Net sales by the Company's retail and outlet stores increased $3.4 million, or 29.6%, to $14.7 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. This increase reflects the sales from thirty-six stores which generated a 9.4% increase or $1.1 million in comparable store sales, and the sales of $2.3 million generated from eleven stores open for the entire second quarter of 1998, which were not open in the second quarter of 1997.

Gross profit was $19.4 million for the three months ended June 30, 1998, an increase of approximately $5.4 million, or 38.6%, from $14.0 million for the three months ended June 30, 1997. As a percentage of net sales, gross profit was 40.1% compared to 34.6%. The increase in gross profit percentage was primarily attributable to higher sell-throughs generating fewer off price sales as compared to the prior period which experienced lower than expected sel1-throughs which resulted in excess wholesale inventories that were disposed of at significant discounts.

Selling, general and administrative expenses, including shipping and warehousing costs, were $17.2 million (35.5% of net sales) for the three months ended June 30, 1998 compared to $13.8 million (34.1% of net sales) for the three months ended June 30, 1997. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to the additional retail stores (which carry a higher expense level than the wholesale division) and additional selling payroll costs to support certain of the Company's sales initiatives, including launching children's footwear and enhancing the merchandise coordinator program.

Licensing income increased 47.7% to $1.8 million for the three months ended June 30, 1998 compared to $1.2 million for the comparable period in 1997. This increase primarily reflects incremental revenues from the increase in sales from existing licenses.

Interest income was $126,000 for the three months ended June 30, 1998, compared to interest expense of $87,000 for the three months ended June 30, 1997. The change to interest income from interest expense was primarily due to higher cash balances generated from cash flows from operations.

As result of the foregoing, operating income increased 184.3% to $4.0 million (8.3% of net sales) from $1.4 million (3.5% of net sales) for the three months ended June 30, 1998 and 1997, respectively.

Six  Months Ended June 30, 1998 Compared to Six Months Ended  June  30,
1997

Net sales were $100.4 million for the first six months of 1998 compared to $85.3 million in the prior year's period, an increase of $15.1 million or 17.7 %. The increase was primarily attributable to increased net sales of men's footwear, Kenneth Cole Reaction handbags and new retail store openings, partially off-set by lower net sales of women's footwear. Net sales of the Company's wholesale operations, excluding sales to its retail division, increased $8.6 million or 13.2% to $73.7 million in the six months from $65.1 million in the comparable period last year. This increase was primarily due to increased consumer awareness of the Kenneth Cole life style brand generated from licensing ventures such as men's apparel. Net sales by the Company's retail and outlet stores increased $6.5 million or 32.1% to $26.6 million. This increase reflects a 7.0% or $1.4 million comparable store sales increase, sales of $4.0 million for ten stores open for the entire first half of 1998, which were not open in the first half of 1997 and the sales of one store opened during the first six months of 1998.

Gross profit was $41.3 million for the six month period ended June 30, 1998, an increase of $9.7 million or 30.7% from $31.6 million in the comparable period last year. As a percentage of net sales, gross profit  was  41.2%  compared to 37.1%. The  increase  in  gross  profit percentage was primarily attributable to higher sell-throughs generating fewer off price sales as compared to the prior period which experienced lower than expected sell-throughs which resulted in excess wholesale inventories that were disposed of at significant discounts.

Selling, general and administrative expenses, including shipping and warehousing costs, were $34.1 million (34.0% of net sales) in the six month period of 1998 and $26.9 million (31.6% of net sales) in the comparable period last year. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to additional retail stores (which carry a higher expense level than the wholesale division) and additional administrative costs to support the Company's growth.

Interest income was $232,000 for the six months ended June 30, 1998 compared to interest expense of $199,000 for the six months ended June 30, 1997. The change to interest income from interest expense was primarily due to higher cash balances generated from cash flows from operations.

As a result of the above, operating income increased 53.7% in the six month period of 1998 to $10.7 million (10.6% of net sales) from $6.9 million (8.1% of net sales) in the same period last year.

Liquidity and Capital Resources

The Company relies on cash flow from operating activities and borrowings under its revolving credit agreement as the primary sources of financing for its operations and expansion. This includes the purchase of inventory in anticipation of increased sales as well as capital expenditures related to implementing information systems technology and additional retail and outlet stores. Cash requirements vary from time to time as a result of seasonal requirements, the timing of the receipt of merchandise from suppliers and the Company's "open stock" inventory program which requires an increased investment in inventories. Cash provided by operating activities was $5.7 million for the six months ended June 30, 1998, compared to $3.0 used in operations for the six months ended June 30, 1997. The increase in cash provided by operating activities is primarily attributable, to net earnings and the timing of payment of trade payables offset by inventory investment. At June 30, 1998 and December 31, 1997, working capital was $54.6 million and $46.9 million, respectively.

The Company currently has a line of credit, which allows for borrowings, letter of credits and bankers acceptances up to a maximum of $25.0 million to finance working capital requirements, of which $23.9 million was available at June 30, 1998.

Capital expenditures totaled $2.8 million and $1.4 for the six months ended June 30, 1998 and 1997, respectively. Capital expenditures relate primarily to the Company's retail and outlet store expansion and to the further development and enhancement of the Company's management information systems.

The Company believes that cash flows from operations and borrowings under its existing credit facility will be sufficient to satisfy the Company's working capital requirements for the next twelve months.

Year 2000

The Company determined that it would benefit by replacing, rather than reprogramming, its wholesale distribution and financial systems with newer technologically advanced systems that offer greater functionality and enhanced reporting. The Company has purchased and installed these new systems and is in the process of implementation. The Company will utilize both internal and external resources to perform the implementation and anticipates completing the initial implementation on or about December 31, 1998, which is prior to any anticipated impact on its operating systems. However, there can be no guarantee that the data and systems will be converted timely and if such conversions are not made, the Year 2000 Issue could have a material impact on the Company's operations. The total cost of the implementation including the Year 2000 Issue is estimated at approximately $2.0 million, which is being funded through both leasing arrangements and operating cash flows.

Important Factors Relating to Forward Looking Statements

This report contains certain forward looking statements, as defined in The Private Securities Litigation Reform Act of 1994. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-Q will be realized or that actual results will not be significantly higher or lower.

Quantitative and Qualitative Disclosures About Market Risk

Pursuant to the General Instructions to Rule 305 of Regulation S-K, the
quantitative  and  qualitative  disclosures  called  by  Rule  305   of
Regulation S-K is  not applicable to the Registrant at this time.

                      Part II - OTHER INFORMATION

Item 1.Legal Proceedings.   There have been no updates since the
Company's report on Form 10-K for the year ended December 31, 1997.

Item 2.Changes in Securities and Use of Proceeds. None

Item 3.Defaults Upon Senior Securities. None

Item 4.Submission of Matters to a Vote of Security Holders.

     (a) Kenneth Cole Productions, Inc. Annual Meeting of Shareholders was held on May 28, 1998.

     (b) Election of Directors - All nominees were elected through proxies solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement, and each of the nominees were elected to hold office until the next Annual Meeting of Shareholders.

     (c) Matters voted on at the Annual Meeting of Shareholders included the election of directors and the ratification of the selection of the independent public accountants.

     The results of the election of directors were as follows:

                                       For         Withheld
     Paul Blum                     64,664,182        1,750
     Kenneth D. Cole               64,664,182        1,750
     Robert C. Grayson             64,664,182        1,750
     Denis F. Kelly                 6,810,202        1,750
     Jeffrey G. Lynn                6,810,102        1,850
     Stanley A. Mayer              64,663,982        1,950

     Holders of 6,811,952 shares of Class A Common Stock and 5,785,398 shares of Class B Common Stock, constituting approximately 94.68% of the shares entitled to vote, were present in person or by proxy at the Annual Meeting of Shareholders. Each record holder of Class A Common Stock is entitled to one vote per share, and each record holder of Class B Common Stock is entitled to 10 votes per share. Holders of Class A Common Stock voted separately to elect Jeffrey G. Lynn and Denis Kelly.





     With regard to the ratification of the appointment of Ernst &
     Young LLP as the independent certified public accountants, the results were as follows:


                FOR                   AGAINST                ABSTAIN
             64,662,192                 900                   2,840

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits:

          27        Financial Data Schedule.

     (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kenneth Cole Productions, Inc.
                                        Registrant





August 10, 1998                         /s/ STANLEY A. MAYER
                              Executive Vice President and
                              Chief Financial Officer

                           INDEX OF EXHIBITS


Sequential
Exhibit Number:          Description
Page No.


     27             Financial Data Schedule.                          18