Form 10-Q
period 1998-09-30
COLE KENNETH PRODUCTIONS INC
filed 1998-11-13
CIK 921691

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               Form 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998


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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                     Class                     November 10, 1998

     Class A Common Stock ( $.01 par value)        7,259,563
     Class B Common Stock ( $.01 par value)        5,785,398

                    Kenneth Cole Productions, Inc.
                             Index to 10-Q


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated Balance Sheets as of September 30, 1998 and
     December 31, 1997 .................................................... 3

     Consolidated Statements of Income for the three month and nine month periods ended September 30, 1998 and 1997 ............................ 5

     Consolidated Statement of Changes in Shareholders' Equity for the nine month period ended September 30, 1998 ................................ 6

     Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1998 and 1997 .................................... 7

     Notes to Consolidated Financial Statements ........................... 8

Item 2. Management's Discussion and Analysis of Results of Operations
     Financial Condition and Results of Operations......................... 10

Item 3. Quantitative and Qualitative Disclosure About Market Risk ......... 15

Part II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................. 16

Item 2. Changes in Securities and Use of Proceeds ......................... 16

Item 3. Defaults Upon Senior Securities ................................... 16

Item 4. Submission of Matters to a Vote of Security Holders ............... 16

Item 5. Other Information ................................................. 16

Item 6. Exhibits and Reports on Form 8-K .................................. 16

Signatures ................................................................ 17

Index of Exhibits.........................................................  18

PART I - FINANCIAL INFORMATION
Item 1.

            Kenneth Cole Productions, Inc. and Subsidiaries

                      Consolidated Balance Sheets

                                               September 30,   December 31,
                                                   1998            1997
                                                (Unaudited)
Assets
Current assets:
Cash                                           $  1,314,000    $  8,803,000
Due from factors                                 29,502,000      23,292,000
Accounts receivable, net                          4,975,000       3,864,000
Inventories                                      36,399,000      23,365,000
Prepaid expenses and other current assets           999,000       1,420,000
Deferred taxes                                    1,135,000       1,135,000
                                               ------------    ------------
Total current assets                             74,324,000      61,879,000

Property and equipment
Furniture and fixtures                            7,137,000       5,513,000
Machinery and equipment                           4,519,000       3,862,000
Leasehold improvements                           10,098,000       8,217,000
                                               ------------    ------------
                                                 21,754,000      17,592,000
Less accumulated depreciation and amortization    7,552,000       5,381,000
                                               ------------    ------------
Net property and equipment                       14,202,000      12,211,000

Other Assets:
Deposits and deferred income taxes                1,734,000       1,876,000
Deferred compensation                             3,011,000       1,949,000
                                               ------------    ------------
Total other assets                                4,745,000       3,825,000
                                               ------------    ------------
Total assets                                   $ 93,271,000    $ 77,915,000
                                               ============    ============

     See accompanying notes to consolidated financial statements.

            Kenneth Cole Productions, Inc. and Subsidiaries

                Consolidated Balance Sheets (continued)

                                               September 30,   December 31,
                                                   1998            1997
                                                (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                               $ 12,183,000    $  9,837,000
Accrued expenses and other current liabilities    2,806,000       3,147,000
Advances due under revolving credit facility        998,000
Income taxes payable                              2,493,000       1,694,000
Deferred license income                             623,000         252,000
                                               ------------    ------------
Total current liabilities                        19,103,000      14,930,000

Deferred rent payable                             1,093,000         909,000
Deferred income tax                                 387,000         387,000
Deferred compensation                             3,011,000       1,949,000

Commitments and Contingencies

Shareholders' equity:
Preferred stock, par value $1.00, 1,000,000
  shares authorized, none outstanding
Class A common stock, par value $.01,
  20,000,000 shares authorized, 7,609,029
  issued and 7,259,029 outstanding in 1998 and
  7,410,160 outstanding in 1997                      76,000          74,000
Class B common stock, par value $.01,
  6,000,000 shares authorized,
  5,785,398 outstanding                              58,000          58,000
Additional paid-in capital                       22,276,000      19,684,000
Accumulated other comprehensive income               76,000          90,000
Retained earnings                                52,159,000      39,834,000
                                               ------------    ------------
                                                 74,645,000      59,740,000
Cost of treasury stock                           (4,968,000)
                                               ------------    ------------
Total shareholders' equity                       69,677,000      59,740,000
                                               ------------    ------------
Total liabilities and shareholders' equity     $ 93,271,000    $ 77,915,000
                                               ============    ============

     See accompanying notes to consolidated financial statements.

            Kenneth Cole Productions, Inc. and Subsidiaries

                   Consolidated Statements of Income
                              (Unaudited)

                           Three Months Ended            Nine Months Ended
                              September 30                  September 30
                            1998        1997             1998        1997
Net sales              $ 62,010,000  $ 50,287,000   $162,370,000  $135,549,000
Cost of goods sold       36,512,000    29,178,000     95,569,000    82,847,000
                       ------------  ------------   ------------  ------------
Gross profit             25,498,000    21,109,000     66,801,000    52,702,000

Licensing and other
income                    2,294,000     1,726,000      5,741,000     3,994,000

Selling, general and
administrative and
shipping and
warehousing              18,415,000    14,677,000     52,498,000    41,596,000
                       ------------  ------------   ------------  ------------
Operating income          9,377,000     8,158,000     20,044,000    15,100,000

Interest (income)
expense, net                (96,000)       39,000       (328,000)      238,000
                       ------------  ------------   ------------  ------------
Income before provision
for income taxes          9,473,000     8,119,000     20,372,000    14,862,000

Provision for income
taxes                     3,742,000     3,248,000      8,047,000     5,945,000
                       ------------  ------------   ------------  ------------
Net income             $  5,731,000  $  4,871,000   $ 12,325,000  $  8,917,000
                       ============  ============   ============  ============


Earnings per share:
      Basic            $        .43  $        .37   $        .93  $        .68
      Diluted          $        .42  $        .36   $        .90  $        .66

Shares used to compute
earnings per share:
      Basic              13,268,000    13,166,000     13,281,000    13,152,000
      Diluted            13,633,000    13,544,000     13,742,000    13,600,000

     See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                           Class A                Class B
                        Common Stock           Common Stock     Additional
                       Number                 Number              Paid-in
                      of shares   Amount    of shares   Amount    Capital

Shareholders' equity
 January 1, 1998      7,410,160   $ 74,000  5,785,398  $ 58,000  $19,684,000

Net Income

Foreign Currency
 translation adjustment

Comprehensive income

Exercise of stock options
 including tax benefit  198,869      2,000                         2,592,000

Stock repurchase
                     -------------------------------------------------------
Shareholders' equity
 September 30, 1998   7,609,029   $ 76,000  5,785,398  $ 58,000  $22,276,000
                     =======================================================

                      Accumulated               Treasury   Stock
                         Other
                     Comprehensive Retained    Number
                        Income     Earnings   of Shares Amount        Total
Shareholders' equity
 January 1, 1998       $ 90,000  $39,834,000                        $59,740,000

Net Income                        12,325,000                         12,325,000

Foreign Currency
 translation adjustment (14,000)                                        (14,000)
                                                                    -----------
Comprehensive income                                                 12,311,000

Exercise of stock options
 including tax benefit                                                2,594,000

Stock repurchase                             (350,000) $(4,968,000)  (4,968,000)
                       --------------------------------------------------------
Shareholders' equity
 September 30, 1998    $ 76,000  $52,159,000 (350,000) $(4,968,000) $69,677,000
                       ========================================================

         See accompanying notes to  consolidated financial statements.

            Kenneth Cole Productions, Inc. and Subsidiaries
           Consolidated Statements of Cash Flows (Unaudited)
                                                        Nine Months Ended
                                                           September 30
                                                        1998           1997
Cash flows from operating activities
Net income                                          $ 12,325,000  $  8,917,000
Adjustments to reconcile net income to net cash
 (Used in) provided by operating activities:
  Depreciation and amortization                        2,171,000     1,414,000
  Amortization of deferred compensation                                 69,000
  Provision for doubtful accounts                        100,000        32,000
  Changes in assets and liabilities:
   Increase in due from factors                       (6,210,000)   (9,903,000)
   Increase in accounts receivable                    (1,211,000)     (483,000)
   (Increase) decrease in inventories                (13,034,000)    1,640,000
   Decrease in prepaid expenses and other
     current assets                                      421,000        81,000
   Increase in deposits                                 (920,000)     (804,000)
   Increase (decrease) in accounts payable             2,346,000    (2,946,000)
   Increase in income taxes payable                    1,893,000     1,806,000
   Increase in accrued expenses and other
     current liabilities                                  30,000     1,904,000
   Increase in other non-current liabilities           1,246,000       785,000
                                                    ------------  ------------
Net cash (used in) provided by operating activities     (843,000)    2,512,000

Cash flows from investing activities
Acquisition of property and equipment, net            (4,162,000)   (2,774,000)
                                                    ------------  ------------
Net cash used in investing activities                 (4,162,000)   (2,774,000)

Cash flows from financing activities
Proceeds from revolving line of credit, net              998,000       810,000
Proceeds from exercise of stock options                1,500,000       263,000
Repayment of long-term debt                                            (44,000)
Treasury shares acquired                              (4,968,000)
                                                    ------------  ------------
Net cash (used in) provided by  financing activities  (2,470,000)    1,029,000
Effect of exchange rate changes on cash                  (14,000)       59,000
                                                    ------------  ------------
Net (decrease) increase in cash                       (7,489,000)      826,000
Cash, beginning of period                              8,803,000     1,626,000
                                                    ------------  ------------
Cash, end of period                                 $  1,314,000  $  2,452,000
                                                    ============  ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest                                            $     23,000  $     79,000
Income taxes                                        $  6,154,000  $  4,138,000

      See accompanying notes to consolidated financial statements.

            Kenneth Cole Productions, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements
                              (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Kenneth Cole Productions, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The data contained in these financial statements are unaudited and are subject to year end adjustment; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The consolidated balance sheet at December 31, 1997 was derived from the audited financial statements.

2.   Stock Repurchase

On August 13, 1998, the Board of Directors of the Company authorized management to repurchase up to 500,000 shares of the Company's Class A Common Stock. As of September 30, 1998, 350,000 shares were repurchased, in the open market, at an aggregate price of $4,968,000.

3.   Earnings Per Share

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

4.   Segment Reporting

In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for 1998. The Company is required to report the segment information required by SFAS 131 when it issues its 1998 annual report. SFAS 131 establishes new standards for reporting information about operating segments using a "management approach". The Company has not completed its review of SFAS 131, and has not yet determined the impact the new requirements will have on reportable segments.

5.   Comprehensive Income

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130").
Comprehensive income is generally defined as all changes in shareholder's equity exclusive of transactions with owners. SFAS 130 requires the disclosure of comprehensive income and its components.

Comprehensive income is comprised of:
                              Three Months Ended           Nine Months Ended
                                 September 30                September 30
                              1998          1997          1998          1997
Net income                 $ 5,731,000   $ 4,871,000  $12,325,000  $ 8,917,000
Currency translation
adjustment                      12,000       (12,000)     (14,000)      59,000
                           -----------   -----------  -----------  -----------
Comprehensive income       $ 5,743,000   $ 4,859,000  $12,311,000  $ 8,976,000
                           ===========   ===========  ===========  ===========

6.   Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133") which is required to be adopted in years beginning after June 15, 1999. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for three different types of hedges. The Company, based on its current hedging activities, does not expect the adoption of SFAS 133 to have a material effect on the earnings and financial position of the Company.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

The following table sets forth the Company's consolidated statements of income and as a percentage of net sales for the three and nine month periods ended September 30, 1998 and September 30, 1997.

                                            Three Months Ended

(in thousands)                 September 30, 1998          September 30, 1997
Net Sales                      $ 62,010    100.0%          $ 50,287    100.0%
Gross Profit                     25,498     41.1             21,109     42.0
Licensing Income                  2,294      3.7              1,726      3.4
Selling, general and
 administrative expenses         18,415     29.7             14,677     29.2
Operating income                  9,377     15.1              8,158     16.2
Interest (income) expense, net      (96)     (.2)                39      0.0
Income before income taxes        9,473     15.3              8,119     16.2
Income tax expense                3,742      6.0              3,248      6.5
Net Income                        5,731      9.3              4,871      9.7




                                            Nine Months Ended

(in thousands)
                               September 30, 1998          September 30, 1997

Net Sales                      $162,370    100.0%          $135,549    100.0%
Gross Profit                     66,801     41.1             52,702     38.9
Licensing Income                  5,741      3.5              3,994      2.9
Selling, general and
 administrative expenses         52,498     32.3             41,596     30.7
Operating income                 20,044     12.3             15,100     11.1
Interest (income) expense, net     (328)     (.2)               238       .2
Income before income taxes       20,372     12.5             14,862     10.9
Income tax expense                8,047      5.0              5,945      4.4
Net Income                       12,325      7.5              8,917      6.5


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Net sales increased $11.7 million, or 23.3%, to $62.0 million for the three months ended September 30, 1998 compared with net sales of $50.3 million for the three months ended September 30, 1997. The increase was primarily attributable to increased net sales of handbags, men's footwear, and increased sales by the Company's retail and outlet stores, partially offset by lower net sales of women's footwear. Net sales of the Company's wholesale operations, excluding sales to its retail division, increased $8.3 million, or 20.9%, to $47.8 million for the three months ended September 30, 1998 from $39.6 million for the three months ended September 30, 1997. Net sales by the Company's retail and outlet stores increased $3.5 million, or 32.2%, to $14.2 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This increase reflects a 12.8% or $1.3 million comparable store sales increase generated from forty-two stores ( including one expanded store), sales of $1.5 million generated from five stores open for the entire third quarter of 1998 which were not open in the third quarter of 1997, and the sales of two new stores opened during the third quarter.

Gross profit was $25.5 million for the three months ended September 30, 1998, an increase of approximately $4.4 million, or 20.8%, from $21.1 million for the three months ended September 30, 1997. As a percentage of net sales, gross profit was 41.1% for the three months ended September 30, 1998 compared to 42% for the three months ended September 30, 1997. The decrease in gross profit as a percentage of net sales was due to the weakness in the women's footwear market which resulted in increased promotional pricing and markdowns, partially offset by increased sales from the Company's retail and outlet store, which produce greater gross profit margins than the Company's wholesale operations.

Selling, general and administrative expenses, including shipping and warehousing costs, were $18.4 million (29.7% of net sales) for the three months ended September 30, 1998 compared to $14.7 million (29.2% of net sales) for the three months ended September 30, 1997. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to the additional retail stores (which carry a higher expense level than the wholesale division) partially offset by a decrease in SG&A, as a percentage of net sales, in the wholesale division due to leverage achieved through sales growth.

Licensing income increased 32.9% to $2.3 million for the three months ended September 30, 1998 compared to $1.7 million for the comparable period in 1997. This increase reflects primarily the incremental revenues from sales increases from the Company's existing licensees.

Interest income was $96,000 for the three months ended September 30, 1998, compared to interest expense of $39,000 for the three months ended September 30, 1997.

As result of the foregoing, operating income increased 14.9% to $9.4 million (15.1% of net sales) from $8.2 million (16.2% of net sales) for the three months ended September 30, 1998 and 1997, respectively.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Net sales were $162.4 million in the first nine months of 1998 compared to $135.6 million in the prior year's period, an increase of $26.8 million or 19.8 %. The increase was primarily attributable to increased net sales of men's and children's footwear, handbags and new retail and outlet stores, partially off-set by lower net sales of women's footwear. Net sales of the Company's wholesale operations, excluding sales to its retail division, increased $16.9 million or 16.1% to $121.6 million in the nine months ended September 30, 1998 from $104.7 million in the comparable period last year. This increase was primarily due to increased consumer awareness of the Kenneth Cole life style brand due to increased brand exposure generated from the Company's growing consumer direct business and from licensing ventures, such as men's apparel. Net sales by the Company's retail and outlet stores increased $9.9 million or 32.2% to $40.8 million for the nine months ended September 30, 1998 as compared with the same period last year. This increase reflects an 8.9% or $2.8 million comparable store sales increase, sales of $4.0 million for four stores open for the entire nine months ended September 30, 1998, which were not open in the same period of 1997 and the sales of three stores opened during the first nine months of 1998.

Gross profit was $66.8 million in the nine month period ended September 30, 1998, an increase of $14.1 million, or 26.8%, from $52.7 million in the comparable period last year. As a percentage of net sales, gross profit was 41.1% compared to 38.9% for the nine months ended September 30, 1997. The increase in gross profit percentage was primarily attributable to higher sell-throughs generating fewer off price sales as compared to the prior period which experienced lower than expected sell-throughs resulting in excess wholesale inventories disposed of at significant discounts.

Selling, general and administrative expenses, including shipping and warehousing costs, were $52.5 million (32.3% of net sales) for the nine month period ended September 30, 1998 and $41.6 million (30.7% of net sales) for the comparable period last year. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to additional retail stores (which carry a higher expense level than the wholesale division) and additional wholesale payroll costs to support certain of the Company's recent initiatives, including launching children's footwear.

Licensing income increased 43.7% to $5.7 million for the nine months ended September 30, 1998 compared to $4.0 million for the comparable period in 1997. This increase in licensing income primarily reflects the incremental revenues from higher sales by the Company's existing licensees.

Interest income was $328,000 in the nine months ended September 30, 1998, compared to interest expense of $238,000 for the nine months ended September 30, 1997. The change to interest income from interest expense was primarily due to higher average cash balances generated from cash flows from operations.

As a result of the above, operating income increased 32.7% for the nine month period of 1998 to $20.0 million (12.3% of net sales) from $15.1 million (11.1% of net sales) for the same period last year.

Liquidity and Capital Resources

The Company relies on cash flow from operating activities and borrowings under its revolving credit agreement as the primary sources of financing for its operations and expansion. This includes the purchase of inventory in anticipation of increased sales as well as capital expenditures related to implementing information systems technology and additional retail and outlet stores. Cash requirements vary from time to time as a result of seasonal requirements, the timing of the receipt of merchandise from suppliers and the Company's "open stock" inventory program which requires an increase investment in inventories. Cash used in operating activities was $0.8 million for the nine months ended September 30, 1998, compared to $2.5 million provided by operations for the nine months ended September 30, 1997. The decrease in cash provided by operating activities is primarily attributable to the increase in men's core product to support the Company's open stock program as well as additional inventory for new retail stores. At September 30, 1998 and December 31, 1997, working capital was $55.2 million and $46.9 million, respectively.

The Company currently has a line of credit, which allows for borrowings, letters of credit and bankers acceptances up to a maximum of $25.0 million to finance working capital requirements, of which $23.9 million was available at September 30, 1998.

Capital expenditures totaled $4.2 million and $2.8 in the nine months ended September 30, 1998 and 1997, respectively. For 1998, the Company expects capital expenditures to exceed $6.0 million. Capital expenditures primarily relate to the Company's retail and outlet store expansion and to the development and enhancement of the Company's management information systems. The actual amount of expenditures depends, in part, on the number of new retail locations opened and the number of retail locations expanded or remodeled.

In August 1998, the management authorized the repurchase of up to 500,000 shares of its Class A Common Stock. As of September 30, 1998, 350,000 shares were repurchased for approximately $5.0 million. The Company believes that it will repurchase the remaining 150,000 shares of its Class A Common Stock, depending on the market value of the Company's stock, from cash flows from operations.

The Company believes that cash flows from operations and borrowings under its existing credit facility will be sufficient to satisfy the Company's working capital requirements and expansion plans for the next twelve months. However, the Company continues to evaluate potential acquisitions of businesses that complement its existing operations. Depending on various factors, including the cash consideration required in any potential acquisition, the Company may determine to utilize its existing financing resources or pursue other financing alternatives.

Year 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain information technology systems and their associated software may recognize a date using "00" as a year other than the year 2000, which could cause a system failure or other computer errors, leading to a disruption in the operation of such systems. The Company has in place a project team to coordinate Year 2000 activities and address remaining Year 2000 issues.

The Company believes that by replacing, rather than reprogramming, its wholesale distribution and financial systems with newer technologically advanced systems that offer greater functionality and enhanced reporting, the Year 2000 Issue can be mitigated. However, if such replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company

The Company has adopted a five-phase Year 2000 program consisting of the following: Phase I - identification of the components of the Company's systems, equipment and suppliers that may be vulnerable to Year 2000 problems; Phase II - assessment of items identified in Phase I; Phase III - remediation or replacement of non-compliant suppliers; Phase IV - testing of systems and components following replacement; and Phase V - developing contingency plans to address the most reasonably likely worst case Year 2000 scenarios. The Company has completed Phase I and Phase II, and has made substantial progress on Phase III and is beginning Phase IV and V.

Information systems Software and Hardware. The Company has completed Phase II and is in process of implementing new wholesale distribution and financial systems. The Company currently expects to complete the testing and implementation of its new information systems by early 1999. The Company will continue periodic testing during 1999 for new installations, versions or changes.

Third-Party Relationships. In addition to addressing the Company's internal systems and equipment, the Company is communicating with significant suppliers, vendors and other third parties with whom the Company has a significant business relationship with, to determine their state of readiness with respect to Year 2000. Assessment of significant third party Year 2000 readiness is expected to be substantially completed by early 1999. To date, the Company is not aware of any third-party with a Year 2000 issue that would materially impact the Company's results of operations. However, failure of significant suppliers, vendors or other third parties to timely address and remedy Year 2000 problems or to develop and effect appropriate contingency plans could have a material adverse effect on the Company's operations. The Company believes that the geographically disbursed nature of its business and its large supplier and vendor base mitigates such potential adverse effects.

Risks and Contingency Plans. Based on the assessment efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. However, the Year 2000 problem is unique and the Company's Year 2000 compliance program is based on various assumptions and expectations that cannot be assured. Potential risks include loss of electric power or certain communication links, disruptions to business operations including delayed deliveries from suppliers, disruptions to the channels of distribution as well as disruptions to the Company's own distribution center. The Company is in the process of developing a contingency plan, which is expected to be completed by early 1999 and will be based on its continuing assessment of potential risks.

The Company does not expect the costs associated with its Year 2000 efforts to be material to the Company's financial condition or results of operations. The total cost of purchasing and implementing the new information systems, including addressing the Year 2000 Issue is estimated at $2.0 million, of which approximately $400,000 has been expensed to date. The Company's cost estimates do not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 compliant.

Important Factors Relating to Forward Looking Statements

This report contains certain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The forward-looking statements are made a number of times throughout the document and may be identified by forward-looking terminology, such as "expect," believe," "may," "will," "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain material risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets and products. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-Q will be realized or that actual results will not be significantly higher or lower.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 3.   Defaults Upon Senior Securities. None

Item 4.   Submission of Matters to a Vote of Security Holders. None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits:

          27        Financial Data Schedule.

          (b) Reports on Form 8-K: The Company filed a report on Form 8-K dated August 18, 1998 reporting the issuance of a press release announcing that the Company's Board of Directors had authorized management to repurchase up to 500,000 shares of the Company's Class A Common Stock.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kenneth Cole Productions, Inc.
                                        Registrant





November 12, 1998                     /s/ STANLEY A. MAYER
                                      Executive Vice President and
                                      Chief Financial Officer

                           INDEX OF EXHIBITS


                                                                Sequential
Exhibit Number:          Description                              Page No.


     27             Financial Data Schedule.                          19