Form 10-K
period 1998-12-31
COLE KENNETH PRODUCTIONS INC
filed 1999-03-31
CIK 921691

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998          Commission File No. 1-13082

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Aggregate market value of the voting stock held by nonaffiliates of the registrant as of the close of business on March 26, 1999: $163,750,882.

      Number of shares of Class A Common Stock, $.01 par value, outstanding as of the close of business on March 26, 1999: 7,287,568.

      Number of shares of Class B Common Stock, $.01 par value, outstanding as of the close of business on March 26, 1999: 5,785,398.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the Registrant's definitive proxy statement to be mailed to the shareholders of the Registrant by April 30, 1999.

                         Kenneth Cole Productions, Inc.
                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
--------------------------------------------------------------------------------
 Item 1   Business                                                            3

 Item 2   Properties                                                         13

 Item 3   Legal Proceedings                                                  13

 Item 4   Submission of Matters to a Vote of Security Holders                13

                                     PART II

 Item 5   Market for Registrant's Common Equity and Related Shareholder
          Matters                                                            14

 Item 6   Selected Financial Data                                            15

 Item 7   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              17

 Item 7A  Quantitative and Qualitative Disclosures about Market Risk         22

 Item 8   Financial Statements and Supplementary Data                        22

 Item 9   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               22

                                    PART III

 Item 10  Directors and Executive Officers of the Registrant                 23

 Item 11  Executive Compensation                                             23

 Item 12  Security Ownership of Certain Beneficial Owners and Management     23

 Item 13  Certain Relationships and Related Transactions                     23

                                     PART IV

 Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K    24

Item 1. Business

General

      Kenneth Cole Productions, Inc. (the "Company"), incorporated in September 1982, designs, sources and markets a broad range of fashion footwear and handbags, and through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction and Unlisted brand names. The Company's products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole. These products include core basics, which generally remain in demand from season to season, and fashion products that are designed to establish or capitalize on market trends. The combination of basics and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy insulates the Company from a temporary downturn in business at any particular time. In addition to footwear, the Company, through licensing agreements, offers a lifestyle collection of men's product categories including tailored clothing, dress shirts, sportswear, neckwear, briefcases, portfolios, jewelry, belts, scarves, leather and fabric outerwear, sunglasses, eyewear, watches, luggage, hosiery, underwear, robes, loungewear and small leather goods. Aside from footwear and handbags, women's product categories sold pursuant to license agreements include hosiery, small leather goods, belts, hats, gloves, scarves and wraps, leather and fabric outerwear, sunglasses, eyewear, watches, jewelry and luggage.

      The Company's strategy is to continue to build upon the strength of its lifestyle brand franchise, which is comprised of three well-differentiated and distinct brands: the premier Kenneth Cole New York lifestyle brand, Kenneth Cole Reaction and Unlisted. This promotes the broadening of product offerings, which attracts new customers and further enables the Company to address a wider variety of customers' needs domestically and abroad. The Company markets its products to more than 3,500 department and specialty store locations, as well as through its consumer direct business, which includes an expanding base of retail and outlet stores, consumer catalogs and an interactive website, including an on-line store. The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product categories (men's, women's and children's footwear, handbags, apparel and accessories), prices (from "better" to "moderate") and styling. The diversity of the Company's product mix provides balance to its overall product sales and business planning and increases sales opportunities to wholesale customers who do not carry the Company's full range of products.

      The Company continues to pursue opportunities to expand its retail operations. As of December 31, 1998, the Company operated 54 specialty retail and outlet stores as compared with 46 stores as of December 31, 1997, and plans to open or expand approximately 8 to 10 stores in 1999. The Company believes that the sales of footwear, handbags and licensed products through its specialty retail stores increase consumer awareness of the Company's brands and reinforce the Company's image. Additionally, outlet stores provide opportunities for the Company to sell excess and out-of-season merchandise, thereby reducing the need to sell such merchandise through its regular off-price channels of distribution or to discounters at excessively low prices.

      The Company continues to invest in the enhancement and visual presentation of its existing website. The Company has existing capabilities in customer service, including multiple toll-free telemarketing lines, merchandising, catalog, fulfillment and an on-line store. Therefore, the Company believes it has a strategic advantage over those just beginning with on-line commerce. The Company believes that e-commerce will be an integral contributor in the Company's future both as a source of consumer information and as a generator of revenue.

      The growing strength of the Company's three brands Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, provides opportunities, through licensing agreements, to extend into new product categories and broader distribution channels. The brands are currently licensed for a range of products consistent with the Company's image (see "Licensing" in Item 1).

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

      Kenneth Cole New York


      Kenneth Cole New York products are generally designed for the fashion conscious consumer and reflect the relaxed urban sophistication that is identified with the Kenneth Cole New York image. The distinctive hip styling of this line has established Kenneth Cole as a fashion authority for sophisticated urban men and women who are seeking a value alternative to other designer shoes, handbags and accessories. As a result of strong brand name recognition and reputation for style, quality and value, the Company believes that Kenneth Cole New York has become a core resource for better department and specialty stores, continuing to provide significant growth opportunities. The product offering has evolved from a very trendy line to one with broad appeal, including both fashion forward styling and core basics. The Company continues to leverage the strength of the name through brand extensions (e.g., Kenneth Cole Collection), in-store shops and the licensing of many new product categories.

      Kenneth Cole New York men's footwear, primarily manufactured in Italy, is designed as contemporary, comfortable fashion footwear and is sold to the bridge-designer market at retail price points ranging from $130 to $175. As versatile as it is sophisticated, Kenneth Cole New York men's footwear may be worn to work, for a special occasion or on weekends with casual clothes.

      Kenneth Cole New York women's footwear, primarily manufactured in Italy and Spain, includes sophisticated and elegant dress, casual and special occasion (e.g., bridal) and is sold to the bridge-designer market at retail price points ranging from $100 to $140. Women's footwear is generally constructed with leather soles and linings, and fabric uppers.

      Kenneth Cole New York handbags are sleek designer bags offered at affordable prices, generally made of quality leathers and are sold to the bridge-designer market at retail price points ranging from $100 to $200. Certain updated styles offer the customer high fashion day bags, while evening bags make strong sophisticated statements in satins and updated silhouettes.

   Kenneth Cole Reaction

      Kenneth Cole Reaction consists of a variety of product classifications, which address the growing trend toward flexible lifestyle dressing. Originally introduced as a comfort-oriented casual line, Kenneth Cole Reaction now includes more dressy styles as well. Kenneth Cole Reaction women's footwear is designed for the workplace as well as outside the office, with an emphasis on comfort, contemporary styling and perceived value and is targeted to compete in the largest single category of footwear sold in department stores, women's "better" casual. The majority of the line retails in the $60 to $80 price range. Kenneth Cole Reaction men's footwear combines fashionable and versatile styling with affordable pricing and represents the fastest growing classification in the men's market as consumer preferences lean away from athletic constructed footwear toward regular constructed footwear. This line retails in the $80 to $120 price range.

      Kenneth Cole Reaction handbags are designed to be multifunctional with a contemporary look and are primarily made of non-leather technical fabrications, such as nylon, microfiber and canvas. Kenneth Cole Reaction handbags, including Essentials, Itemize and the Reactive collections, are one of the fastest growing product classifications and have been created to meet the varying needs of the Company's customers. This line generally retails at price points ranging from $35 to $90.

      Kenneth Cole Reaction children's footwear, primarily manufactured in Brazil, includes dress and casual footwear sold at price points ranging from $40 to $75 and is targeted to boys and girls ages 5 to 16 who are making more of their own fashion choices than ever before. The Company believes that the expansion into children's footwear is a natural extension of its footwear business and, by utilizing takedowns of successful performers of existing men's and women's styles, greatly enhances the likelihood of product performance.

   Unlisted

      Unlisted products are designed and targeted to the younger trendier consumer market, the country's largest consumer base of fashion merchandise. The Unlisted brand was developed to expand the Company's sales into a younger more moderately priced business and includes approximately 30 styles of women's casual and dress shoes and approximately 60 styles of handbags per season.

      Unlisted footwear provides the junior consumer with a wide selection of footwear with contemporary styling and quality at affordable prices. Unlisted women's footwear includes not only fashion styles, but also evening styles, basic pumps and loafers that generally retail at price points ranging from $30 to $50. In the first quarter of 1999, the Company launched Unlisted men's footwear and is exploring distribution channels and licensing agreements to further expand this brand.

      Unlisted handbags are designed for the younger price-conscious trend-driven consumer and consist of strong, trendy bags in vinyl, straw and other exciting fabrications. Unlisted handbags generally retail at price points ranging from $25 to $50.

Business Segments

      The Company primarily distributes its products through Wholesale and its own Consumer Direct distribution channels. During the periods presented below, the percentage of net revenues contributed by the Company's business segments were as follows:

                                         Year Ended
                                         December 31
                                    -----------------------
                                    1998     1997      1996
                                    ----     ----      ----

                 Wholesale            66%      71%       75%
                 Consumer Direct      30       26        23
                 Licensing             4        3         2
                                    -----------------------
                 Total               100%     100%     100%
                                    =======================

Wholesale Operations

      The Company strives to provide affordable fashion footwear, handbags and accessories with consistent marketing and management support to its wholesale customers. The Company provides this support by producing strong image driven advertising, offering creative quality products and maintaining adequate inventory levels of new products as well as products included in the Company's open stock program. The Company employs independent wholesale agents as well as salaried corporate account specialists to sell its products and to manage its relationships with its wholesale customers, including analyzing and monitoring their selling information.

      The Company's products are distributed in more than 1,100 wholesale accounts for sale in more than 3,500 store locations in the United States. The Company markets its branded products to major department stores and chains, such as the department store divisions of Dayton Hudson Corporation, Dillard Department Stores, Inc., Federated Department Stores (including Macy's, Bloomingdales, and Burdines), and Nordstrom, Inc., and upscale specialty retailers, including Neiman Marcus and Saks Fifth Avenue. In addition, the Company sells out-of-season branded products and overruns to off-price retailers and through the Company's outlet stores. In addition, the Company sells its products, directly or through distributors, to wholesale customers in Australia, Canada, Hong Kong, Japan, Taiwan, the Philippines and Singapore.

      The Company markets its product lines and introduces new styles at separate industry-wide footwear and handbag tradeshows which occur several times throughout the year in New York, Las Vegas and at various regional shows. These shows also afford the Company the opportunity to assess preliminary demand for its products. After each show, the Company's wholesale agents and corporate account specialists visit customers to review the Company's product lines and to secure purchase commitments. The Company's products are also displayed at separate handbag and footwear showrooms in New York.

      Private Label

      The Company also designs, develops and sources private label footwear and handbags for selected retailers. These private label customers include major retailers that do not purchase the Company's brands. The Company's private label business requires minimal overhead and capital because the Company does not incur any costs related to importing, shipping or warehousing of inventory, all of which are borne by the retailer.

Consumer Direct Operations

   Retail Operations

      The Company continues to pursue several opportunities to enhance and expand its retail operations. At December 31, 1998, the Company operated 38 specialty retail stores and 16 outlet stores under the Kenneth Cole New York name.

      The Company's retail stores are primarily operated to develop consumer recognition of its brand names, to provide a showcase for Kenneth Cole branded products marketed by the Company and its licensees and to enhance the Company's overall profitability. The Company believes that these stores complement its wholesale business by building brand awareness. In addition, Kenneth Cole retail stores enable the Company to reach consumers who prefer the environment of a specialty store. Approximately 20% to 25% of the Company's retail store products are sourced exclusively for such stores which differentiate the product mix of its stores from that of its wholesale customers. The Company opened six retail stores in 1998, including two larger format showcase stores, and plans to open or expand six or seven new full price stores in 1999. The two new larger format stores were more than double in size than the Company's existing stores and serve as showcases for a significant cross-section of the Company's offerings, including apparel.

      At December 31, 1998, the Company also operated 16 outlet stores. The Company establishes its outlet stores to enable it to sell a portion of its excess wholesale, retail and catalog inventory in a manner which it believes does not have an adverse impact on its wholesale customers and the Company's retail operations. The Company generally does not make a style available in its outlet stores or to off-price retailers until wholesale customers have taken their first markdown on that style. The Company anticipates that it will require additional outlet stores as higher levels of sales are achieved and additional retail stores are opened. The Company opened three outlet stores and closed one in 1998 and plans to open two or three new stores in 1999.

      The success of the Company's new and existing stores will depend on various factors, including general economic and business conditions affecting consumer spending, the acceptance by consumers of the Company's retail concept, the ability of the Company to successfully manage such expansion and hire and train personnel, the availability of desirable locations, the negotiation of acceptable lease terms for new locations and the expansion of the Company's management information systems to support the growth of its retail operations. The Company believes that its retail stores, which further enhance its image, also represent an opportunity for revenue and earnings growth.

   Catalog, Website and Customer Service

      The Company produces consumer catalogs that feature a variety of Kenneth Cole New York and Kenneth Cole Reaction branded products. Catalog order-taking and fulfillment have been performed by a third party service located in Virginia. In 1999, the Company began performing fulfillment of footwear and handbags from its distribution center in New Jersey.

      The Company maintains a website to provide information regarding the Company and its products, as well as to present a commercially viable opportunity as visitors to the website may order selected products from the Company's on-line store. During 1998, the Company enhanced its original website Kennethcole.com, launched kc-reaction.com and kennethcolebridal.com and partnered with Yahoo! for several cross promotions. The Company believes that based on its existing merchandising, fulfillment and marketing capabilities, it is well positioned to deliver an on-line commerce solution with nonpareil customer service. The Company also maintains two toll-free telephone numbers (1-800-KEN-COLE and 1-800-UNLISTED) which provide customer service and answer product-related questions.

Licensing

      The Company views its licensing agreements as a vehicle to better service its customers by extending its product offerings to meet more of their fashion accessory needs without compromising on price, value or style. The Company considers entering into licensing, joint venture and distribution agreements with respect to certain products if such agreements provide more effective sourcing, marketing and distribution of such products than could be achieved internally. The Company continues to pursue opportunities in new product categories which are believed to be complementary to its existing product lines.

      Licensees range from small to medium size manufacturers to companies that are among the industry leaders in their respective product categories. The Company selects licensees that it believes can produce and service quality fashion products consistent with the Kenneth Cole New York, Kenneth Cole Reaction and Unlisted brand images. The Company's licensing department communicates its design ideas and coordinates all marketing efforts with its licensees. The Company generally grants licenses for three to five years with renewal options, limits licensees to certain territorial rights, and retains the right to terminate the license if certain specified sales levels are not attained. Each license provides that the Company has the right to review, inspect and/or approve all product designs and quality as well as any use of its trademarks in packaging, advertising and marketing.

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

The following table summarizes the Company's licensed product categories:

                                      Kenneth Cole   Kenneth Cole
Product Category                        New York       Reaction        Unlisted

Kid's Leather Outerwear                                    X              X
Kid's Belts                                                X              X
Kid's Legwear                                              X              X
Kid's Sunglasses                                           X              X
Men's Tailored Clothing                     X
Men's Sportswear                            X              X
Men's Neckwear                              X              X
Men's Underwear, Robes, Loungewear          X              X
Men's Dress Shirts                          X              X
Men's Hosiery                               X              X
Men's Leather & Fabric Outerwear            X              X
Men's Small Leather Goods                   X              X              X
Women's Legwear                             X              X              X
Women's Small Leather Goods                 X              X              X
Women's Leather & Fabric Outerwear          X              X
Men's/Women's Scarves & Wraps               X              X
Men's/Women's Hats & Gloves                 X              X
Men's/Women's Belts                         X              X              X
Men's/Women's Jewelry                       X
Men's/Women's Watches                       X              X
Men's/Women's Optical Frames                X              X
Men's/Women's Luggage/Briefcases            X              X              X
Men's/Women's Sunglasses                    X              X              X

      All of the Company's licensees are required to contribute to the Company a percentage of their net sales of licensed product, subject to minimum amounts, for the ongoing marketing of the Kenneth Cole brands.

International

      The Company sells its products, directly or through distributors, to wholesale customers in Australia, Canada, Hong Kong, Japan, Taiwan, the Philippines and Singapore. The Company plans to continue to expand its international licensing and wholesale distribution programs as a means of developing global brand recognition and creating additional wholesale markets for its products. The Company also operates one retail store in the Netherlands.

      The Company has a licensing agreement with Dickson Concepts, Ltd. ("Dickson") to retail Kenneth Cole New York and Kenneth Cole Reaction branded products throughout Hong Kong, Taiwan and Singapore through free standing Kenneth Cole retail stores, leased departments and shop-in-shops. In spite of the challenging economic climate in Asia, ten shops have been opened pursuant to this agreement. During 1998, the Company also entered into an agreement to retail the Company's branded products throughout the Philippines. The international stores' format and product mix are consistent with that of the Company's Kenneth Cole New York domestic retail stores. In connection with the Company's business strategy of enhancing and expanding its international operations, the Company is considering other licensing and distribution opportunities.

      In 1998, the Company expanded its presence in Canada by choosing different partners with individual competencies, while consolidating marketing, advertising and distribution with one brand manager. The Company, through license agreements, now sells most product classifications in Canada.

Design

      Kenneth D. Cole, Chief Executive Officer and President, founded the Company and its success to date is largely attributable to his design talent, creativity and marketing abilities. Mr. Cole selects designers to join a design team to work with him in the creation and development of new product styles. Members of each design team work together with Mr. Cole to create a design that they believe fits the Company's image, reflects current or approaching trends and can be manufactured cost-effectively.

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

      The Company attempts to limit the concentration of manufacturing with any one manufacturer. However, approximately 58% and 36% of men's footwear was produced by one manufacturer in Italy in 1998 and 1997, respectively, and approximately 46% of the dollar value of total handbags purchased by the Company in 1998 were produced by one manufacturer in China. These manufacturers, however, subcontract a significant portion of such purchases to ensure the consistent and timely delivery of quality products. The Company is the largest customer of these manufacturers and has established long-standing relationships with them. While the Company believes it has alternative manufacturing sources available to meet its current and future production requirements, there can be no assurance that in the event the Company is required to change from current manufacturers, alternative suppliers will be available on terms comparable to the Company's existing arrangements.

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

Advertising and Marketing

      The Company believes that advertising to promote and enhance the Kenneth Cole New York and Kenneth Cole Reaction brands is an intricate part of its long-term growth strategy. The Company believes that its advertising campaigns, which have brought it national recognition for their timely focus on current events and social issues, have resulted in increased sales and consumer awareness of its branded products. The Company's advertisements appear in magazines such as Vogue, Vanity Fair, Details, GQ, Glamour and Marie Claire, newspapers and outdoor advertising media. All of the Company's licensees are required to contribute to the Company a percentage of their net sales of licensed product, subject to minimums, for the advertising and promotion of the Kenneth Cole trademark. In addition, selected personal appearances by Kenneth D. Cole have been utilized to further enhance the Company's image. The Company utilizes in-house advertising and public relations staff to implement these efforts.

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

      An important developing aspect of the Company's marketing efforts is the creation of shop-in-shops, where an entire collection of the Company's branded products is featured, along with focus areas, where specific product categories are highlighted. These shop-in-shops and focus areas create an environment that is consistent with the Company's image and enables the retailer to display and stock a greater volume of the Company's products per square foot of retail space. In addition, these shop-in-shops and focus areas encourage longer-term commitment by retailers to the Company's products and enhance consumer brand awareness.

Distribution

      To facilitate distribution, the Company's products are inspected, bar coded, packed and shipped from manufacturers by ocean or air to either the Company's distribution facility located in Secaucus, New Jersey or a public warehouse located in California. The Company utilizes fully integrated information systems and bar code technology to facilitate the receipt, processing and distribution of product through both distribution facilities. The products are then shipped to the Company's wholesale customers either in bulk or under its open stock program. The Company's open stock program allows its wholesale customers to reorder, typically via electronic data interchange ("EDI"), core basic styles in a range of colors and sizes for immediate shipment. While the open stock program requires an increased investment in inventories, the Company believes this program is an important service for its wholesale customers by allowing them to manage inventory levels more effectively. The Company believes that affording customers improved flexibility in ordering specific SKUs in smaller quantities will ultimately reduce the incidence of markdowns and allowances.

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

      The Company regularly evaluates the adequacy of its management information systems and upgrades such systems to support its growth. However, the Company's failure to continue to upgrade its management information systems necessary to support growth or expansion, or to continue to timely address the Year 2000 Issue, could have a material adverse effect on the Company's financial condition and its results of operations (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Trademarks

      The Company, through its wholly-owned subsidiary, K.C.P.L., Inc., owns federal registrations for its principal trademarks Kenneth Cole, Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted as well as several other ancillary and derivative trademarks. Each of the federal registrations are currently in full force and effect and are not the subject of any legal proceedings. In addition, the Company has several pending federal applications in the United States Patent and Trademark office for trademarks and service marks including Kenneth Cole Collection, Reaction and several ancillary trademarks. Moreover, the Company continues to expand its current international registrations in numerous countries in Asia, South America, Europe and elsewhere. The Company regards its trademarks and other proprietary rights as valuable assets in the marketing and distribution of its products, and fully intends to maintain and renew the registrations as well as vigorously defend against infringements.

Competition

      Competition in the footwear and handbags industries is intense. The Company competes with numerous designers, brands and manufacturers of footwear, handbags, apparel and accessories, some of which may be larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than the Company. The Company also competes for the limited shelf-space available for the display of its products to the consumer. Moreover, the general availability of contract manufacturing capacity allows access by new market entrants. The Company's business depends on its ability to stimulate and respond to changing consumer preferences by producing innovative and attractive products, brands and marketing, while remaining competitive in quality and price.

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

      In order to reduce the risk of exchange rate fluctuations, the Company routinely enters into forward exchange contracts to protect the future purchase price of inventory denominated in foreign currencies. These forward exchange contracts are used to reduce the Company's exposure to changes in foreign exchange rates and are not held for the purpose of trading or speculation (see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

Seasonality

      The Company's products are marketed primarily for Fall and Spring seasons, with slightly higher volume of wholesale products sold during the first and third quarters. The Company's retail business follows the general seasonal trends that are characteristic within the retail industry: sales and earnings are highest in the fourth quarter and weakest in the first quarter. Because the timing of wholesale shipments of products for any season may vary from year to year, the results for any one quarter may not be indicative of the results for the full year.

Customers Under Common Control

      The Company's department store customers include major United States retailers, certain of which are under common ownership. In 1998, the Company had no customer or group under common ownership account for more than 10% of sales. In 1997, when considered together as a group under common ownership, sales to the department store customers which were owned by Federated Department Stores and sales to The Marmaxx Group represented 10.0% and 12.4% of the net sales of the Company, respectively. The Company's ten largest customers represented 44.5% and 51.3% of the Company's net sales for the years ended December 31, 1998 and 1997, respectively. While the Company believes that purchasing decisions have generally been made independently by each division within a department store group, there is a trend among department store groups toward centralized purchasing decisions of their divisions.

Backlog

      At December 31, 1998 and 1997, the Company had unfilled wholesale customer orders of $32.1 million and $32.3 million, respectively. The Company's backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks, and wholesale customer purchases of its core basic products through the Company's open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

Employees

      At December 31, 1998, the Company had approximately 1000 employees, 135 of whom are covered under a collective bargaining agreement with a local affiliate of the International Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union. The Company considers its relationships with its employees to be satisfactory.

Directors and Executive Officers

Name                  Age   Present Position
----                  ---   ----------------

Kenneth D. Cole....   45    President and Chief Executive Officer
Paul Blum..........   39    Executive Vice President and Chief Operating Officer
Stanley A. Mayer...   51    Executive Vice President and Chief Financial Officer
Harry Kubetz.......   45    Senior Vice President
Susan Hudson.......   39    Senior Vice President
Robert Grayson.....   54    Director
Denis F. Kelly.....   49    Director
Jeffrey G. Lynn....   49    Director

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

      Paul Blum was promoted to Chief Operating Officer in February 1998. Prior he served as Executive Vice President of the Company since May 1996 and as Senior Vice President from August 1992 until May 1996. Mr. Blum joined the Company in 1990. From 1982 until 1990, Mr. Blum served as Vice President and was a principal shareholder of The Blum Co., a fashion accessory firm, the assets of which were purchased in 1990 by the Company.

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

      Susan Q. Hudson was promoted to Senior Vice President - wholesale footwear in February 1998. Prior, Ms. Hudson served as Divisional President - Men's Footwear since 1996 and as Vice President in charge of men's footwear since 1990. Prior to joining the Company, Ms. Hudson was at LA Gear, where she served as Regional Sales Manager.

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

      The Company leases space for all of its 38 full price retail stores (aggregating approximately 93,000 square feet) and 16 outlet stores (aggregating approximately 46,000 square feet). Generally, the leases provide for an initial term of five to ten years, with renewal options permitting the Company to extend the term thereafter.

      In December 1998, the Company entered into a 15-year lease, which over a period of two to five years, will provide the Company with approximately 120,000 square feet of office space, enabling it to relocate its corporate headquarters to a larger location in New York City and consolidate various satellite office space.

Item 3. Legal Proceedings

      The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation that would have a material adverse effect on its business or operations.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

      The Company's Class A Common Stock is listed and traded (trading symbol
KCP) on the New York Stock Exchange ("NYSE"). On March 26, 1999 the closing sale price for the Class A Common Stock was $23.69. The following table sets forth the high and low sale prices for the Class A Common Stock for each quarterly period for 1997 and 1998, as reported on the NYSE Composite Tape:

         1997:                         High              Low

First Quarter                          22 3/4            15 1/8
Second Quarter                         21 1/8            14 1/4
Third Quarter                          17 13/16          11 1/2
Fourth Quarter                         16 15/16          13 1/8


         1998:                         High              Low

First Quarter                          22 3/8            15 7/16
Second Quarter                         26 3/4            19 3/16
Third Quarter                          26 7/16           12 15/16
Fourth Quarter                         21 3/8            13 7/8

      The number of shareholders of record of the Class A Common Stock on March 26, 1999 was 35.

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

Item 6. Selected Financial Data

      The following selected financial data has been derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7.

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                       1998             1997              1996              1995             1994
                                                     --------         --------          --------          --------          -------
                                                                    (dollars in thousands, except share data)
Income Statement Data:
Net sales ..................................         $219,781         $185,278          $148,258          $113,828          $84,893
Licensing revenue ..........................            8,357            6,028             3,575             1,855              795
Net revenue ................................          228,138          191,306           151,833           115,683           85,688
Cost of goods sold .........................          129,403          112,183            86,919            67,382           50,166
Gross profit ...............................           98,735           79,123            64,914            48,301           35,522
Selling and general administrative
    expenses (1) ...........................           72,145           58,330            44,248            31,957           22,776
Loss on abandonment of leasehold
   improvements and equipment ..............                                                 106
Operating income ...........................           26,590           20,793            20,560            16,344           12,746
Interest income (expense), net .............              404             (202)              (22)               30              (25)
Income before provision for income taxes ...           26,994           20,591            20,538            16,374           12,721
Provision for income taxes .................           10,663            8,189             8,251             6,550            2,894
Net income .................................           16,331           12,402            12,287             9,824            9,827
Earnings per share:
   Basic ...................................            $1.24             $.94              $.94              $.75
   Diluted .................................            $1.20             $.91              $.90              $.73
Weighted average shares outstanding:
   Basic ...................................       13,222,000       13,162,000        13,109,000        13,021,000
   Diluted .................................       13,637,000       13,605,000        13,578,000        13,516,000

Pro Forma Income Statement Data:(2)
Net sales ...........................................................................................                       $84,893
Licensing revenue ...................................................................................                           795
Net revenue .........................................................................................                        85,688
Cost of goods sold ..................................................................................                        50,166
Gross profit ........................................................................................                        35,522
Selling, general and administrative expenses ........................................................                        22,776
Operating income ....................................................................................                        12,746
Interest, net .......................................................................................                           (25)
Income before provision for income taxes ............................................................                        12,721
Provision for income taxes ..........................................................................                         5,088
Net income ..........................................................................................                         7,633
Supplementary pro forma basic net income per share ..................................................                          $.61
Supplementary pro forma diluted net income per share ................................................                          $.60
Supplementary pro forma basic shares outstanding (3) ................................................                    12,464,000
Supplementary pro forma diluted shares outstanding (3) ..............................................                    12,690,000

                                                  At December 31,
                                                  ---------------
                                      1998     1997     1996     1995     1994
                                    -------  -------  -------  -------  -------

Balance Sheet Data:
Working capital................     $56,644  $46,949  $37,023  $27,309  $18,701
Total assets...................      96,680   77,528   65,255   43,307   31,886
Total debt, including current
   Maturities..................         927        0      489      102      166
Total shareholders' equity.....      73,689   59,740   46,599   33,489   22,356

----------
(1)   Includes shipping and warehousing expenses.
(2) Reflects the effect on the historical income statement data for the year ended December 31, 1994 as if the Company's initial public offering, which was consummated in June 1994, had been completed as of January 1, 1994 and the Company was treated as a C Corporation filing on a consolidated return basis for income tax purposes, with an assumed effective income tax rate of 40%.
(3) For 1994, supplementary pro forma shares includes the weighted average shares outstanding (12,464,000) during the period, increased by 226,280 shares from applying the treasury stock method to the exercise of options to purchase 222,950 and 373,900 shares of Class A Common Stock at $2.1875 and $6.00 per share, respectively.

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto that appear elsewhere in this Annual Report.

Results of Operations

      The following table sets forth certain operating data of the Company as a percentage of net revenues for the periods indicated below:

                                                        Year Ended December 31,
                                                        -----------------------

                                                       1998      1997      1996
                                                      --------------------------
Net sales ........................................     96.3%     96.8%     97.6%
Licensing revenue ................................      3.7       3.2       2.4
                                                      --------------------------
Net revenues .....................................    100.0     100.0     100.0
Cost of goods sold ...............................     56.7      58.6      57.2
                                                      --------------------------
Gross profit .....................................     43.3      41.4      42.8
Selling, general and administrative expenses .....     31.6      30.5      29.2
Operating income .................................     11.7      10.9      13.6
Income before provision for income taxes .........     11.9      10.8      13.5
Provision for income taxes .......................      4.7       4.3       5.4
                                                      --------------------------
Net income .......................................      7.2%      6.5%      8.1%
                                                      ==========================

Year Ended December 31,1998 Compared to Year Ended December 31,1997

      Consolidated net revenues were $228.1 million in 1998 compared to $191.3 million in 1997, an increase of 19.3%. This improvement is principally due to volume increases in each of the Company's business segments: wholesale, consumer direct and licensing.

      Wholesale net sales (including sales to its consumer direct business segment) increased $20.1 million or 13.4% to $170.1 million in 1998 from $150.0 million in 1997. This increase is primarily attributable to an increase in sales of men's footwear of approximately 60%, an increase in handbag sales of approximately 15%, an increase in sales of private label products of approximately 30%, and sales of children's footwear, which was a new product classification introduced at the end of 1997, partially offset by a reduction in sales of women's footwear due to an extremely challenging women's footwear retail environment. The overall increase is due to increased sales to new and existing customers due to increased brand awareness and continued growing consumer acceptance of Kenneth Cole New York as a premier lifestyle brand. The Company believes its advertising campaigns, marketing efforts, website, catalogs and growing retail presence, combined with the marketing efforts of its licensees, continue to be significant factors in increasing consumer demand and the strengthening of its three distinct brands, Kenneth Cole New York, Kenneth Cole Reaction and Unlisted across all product classifications.

      Net sales in the Company's Consumer Direct segment increased $18.4 million or 36.8% to $68.4 million in 1998 from $50.0 million in 1997. The increase in the number of stores, as well as a comparable stores sales increase of 13.5% contributed to the increase in net sales. Of the total increase, $6.7 million was attributable to the comparable store sales increase, and $11.7 million was attributable to stores opened since December 31, 1997. The Company believes that the retail stores convey the image of the Company and seamlessly showcase both Company and licensee products, and that this comprehensive presentation reinforces the lifestyle brand, thus increasing consumer demand, not only in the retail stores but also across all channels of distribution.

      Licensing revenue increased 38.6% to $8.4 million in 1998 from $6.0 million in 1997, and sales of licensee product now represent approximately half of the total brand sales at retail. The increase primarily reflects incremental revenues from sales from existing licensees. The Company believes its recent entry into men's apparel comes at an opportune time as consumers look toward brands they know and feel comfortable with. During 1998, the Company continued its roll out of men's tailored clothing, launched Kenneth Cole men's sportswear and dress shirts, and prepared for its early 1999 launch of loungewear. The Company believes the synergies from its efforts to reinforce its brand identities through greater marketing efforts, by itself and its licensees across all product categories, will continue to propel licensee sales.

      Consolidated gross profit as a percentage of net revenues increased to 43.3% in 1998 from 41.4% in 1997. The Company's wholesale gross profit, excluding gross profit on sales to the Consumer Direct segment, increased 18.9% to $51.6 million (34.1% of net Wholesale sales) in 1998 from $43.4 million (32.1% of net Wholesale sales) in 1997. Wholesale gross profit as a percentage of net wholesale revenues increased substantially as a result of increased sales of men's footwear, which have the highest gross profit percentages within Wholesale product categories, and better margins on sales of women's footwear, compared to 1997 when the Company disposed of, at significant discounts, excess Spring 1997 merchandise. The increase in sales of men's footwear was partially attributable to improved fulfillment of customer orders due to the enhancement of the Company's open stock inventory program combined with EDI replenishment.

      Consumer Direct's gross profit percentage was 49.7% in 1998 compared with 52.1% in 1997. The decrease in Consumer Direct gross profit percentage was attributable to a change in product mix, with a greater amount of merchandise sourced from the Company's licensees, which carry lower initial markups than footwear and handbags and the closing out of excess inventories relating to catalog operations. However, the Consumer Direct gross profit percentage is significantly higher than the Company's Wholesale gross profit percentage. Accordingly, as sales of the Consumer Direct segment represent a larger percentage of consolidated net sales, it increases the consolidated gross profit percentage. Sales from the Consumer Direct segment were 30.0% of consolidated net revenue in 1998 compared with 26.1% in 1997. Licensing revenue, which has no associated cost of goods sold, increased as a percentage of net revenues to 3.7% in 1998 from 3.2% in 1997.

      Selling, general and administrative expenses, including shipping and warehousing, increased 23.7% to $72.1 million (or 31.6% of net revenues) in 1998 from $58.3 million (or 30.5% of net revenues) in 1997. The increase was primarily attributable to investment in organizational infrastructure to support growth, marketing and public relations expenditures to build the Company's brands, hiring of personnel and the expansion of the Company's consumer direct operations. The increase as a percentage of net revenue is due to the expansion of the Company's retail and outlet stores, which operate at a higher cost structure than its Wholesale operations.

      As a result of the foregoing, operating income increased 27.9% in 1998 to $26.6 million (11.7% of net revenue) from $20.8 million (10.9% of net revenue) in 1997.

Year Ended December 31,1997 Compared to Year Ended December 31,1996

      Consolidated net revenues were $191.3 in 1997 compared to $151.8 million in 1996, an increase of 26.0%. This improvement is principally due to increases in each of the Company's business segments: wholesale, consumer direct and licensing.

      Wholesale net sales increased $25.7 million or 20.7% to $150.0 million in 1997 from $124.2 million in 1996. This increase reflects improved sales of men's footwear and Unlisted women's footwear, partially offset by a reduction in Kenneth Cole New York women's footwear, which experienced poor sell throughs of its Spring 1997 merchandise. The Company believes that its advertising campaigns and marketing efforts have been a significant factor leading to increased brand awareness, continued growing consumer acceptance and the strengthening of the Company's three distinct brands, Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, across all product classifications.

      Net sales in the Company's Consumer Direct segment increased $14.7 million or 41.6% to $50.0 million from $35.3 million in 1996. The increase was primarily due to additional stores opened as well as increased sales at existing stores. Of the total increase, $3.0 million was attributable to comparable store sales increases and $11.7 million to new stores. The Company believes its retail stores enable it to present a true cross section of the lifestyle offering that consumers require.

      Licensing revenue increased 68.6% to $6.0 million in 1997 from $3.6 million in 1996. This increase reflects the incremental revenues from the introduction of new product licenses and an increase in sales from existing licenses. Of this increase, approximately 29% or $0.7 million was due to products introduced under new licenses during 1997. The Company believes its efforts to reinforce its brand identities through greater marketing efforts across all product categories and through its various business segments, have contributed to the increase in licensee sales.

      Gross profit as a percentage of net revenues decreased to 41.4% in 1997 from 42.8% in 1996. The Company's wholesale gross profit, excluding gross profit on sales to the Consumer Direct segment, increased 7.7% to $43.4 million (32.1% of net Wholesale sales) in 1997 from $40.3 million (35.7% of net Wholesale sales) in 1996. Wholesale gross profit as a percentage of net wholesale revenue decreased primarily due to lower than expected sell-throughs of Spring 1997 women's footwear, which resulted in excess inventories that were disposed of at significant discounts during the second quarter of 1997. The decrease in Wholesale gross profit was partially offset by an increase in Consumer Direct sales, as gross profit percentages on Consumer Direct sales are higher than gross profit percentages on Wholesale sales and Consumer Direct sales represented a larger percentage of total revenue in 1997. Net sales from consumer direct operations were 26.1% as a percentage of net revenue in 1997 as compared to 23.3% in 1996. Licensing revenue, which has no associated cost of goods sold, increased as a percentage of net revenues to 3.2% in 1997 compared to 2.4% in 1996.

      Selling, general and administrative expenses, including shipping and warehousing, increased 31.5% to $58.3 million (or 30.5% of net revenues) in 1997 from $44.4 million (or 29.2% of net revenues) in 1996. The increase as a percentage of net revenues was a result of continued expansion of the Company's consumer direct operations, which operate at a higher cost structure than wholesale. The overall increase was due to volume related expenses, including hiring of new personnel, necessary to support the increase in revenue from all business segments and incremental marketing and advertising expenses.

      As a result of the foregoing, operating income increased to $20.8 million in 1997 from $20.6 million in 1996.

Liquidity and Capital Resources

      The Company's capital requirements are generated primarily from working capital needs and the continued growth of the business. These include the purchase of wholesale and retail inventories in anticipation of increased wholesale sales and new store openings and capital expenditures related to the expansion, renovation and construction of retail and outlet stores. The Company relies upon internally generated cash flows from operations and borrowings under its line of credit facility to finance its operations and growth. Cash flows may vary from time to time as a result of seasonal requirements of inventory, the timing of the receipt of merchandise from suppliers, the Company's open stock inventory program which requires increased inventory levels and the level of accounts receivable balances. At December 31, 1998, working capital was $56.6 million compared to $46.9 million at December 31, 1997.

      Net cash provided by operating activities increased to $14.3 million in 1998 from $12.0 million in 1997. This increase was primarily attributable to increased licensing revenues and higher earnings offset by increased inventory levels required to support significant sales growth in men's footwear and for the initial inventory requirements of the new retail and outlet stores.

      Net cash used in investing activities was $5.8 million in 1998 compared to $4.8 million in 1997. This increase reflects an increase in capital expenditures.

      Net cash used in financing activities was $3.5 million in 1998 compared to $0.1 million in 1997. The changes in net cash used in financing activities principally reflect the amounts expended in the Company's stock repurchase program, partially offset by the proceeds from the exercise of stock options. As of March 26, 1999, the Company had purchased 350,000 shares of the 500,000 shares authorized under its stock repurchase program.

      The Company currently sells substantially all of its account receivables to one factor without recourse. In circumstances where a customer's account cannot be factored without recourse, the Company may take other measures to reduce its credit exposure which could include requiring the customer to pay in advance or to provide a letter of credit covering the sales price of the merchandise ordered.

      The Company currently has a line of credit, as amended, under which up to $25.0 million is available to finance working capital requirements and letters of credit to finance the Company's inventory purchases. Borrowings available under the line of credit are determined by a specified percentage of eligible accounts receivable and inventories and bear interest at (i) the higher of The Bank of New York's prime lending rate or the Federal Funds rate plus 0.5% at the date of borrowing or (ii) a negotiated rate. In connection with the line of credit, the Company has agreed to eliminate all the outstanding borrowings under the facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain receivables of the Company. Amounts available under the line of credit at December 31, 1998 were reduced by $1.6 million to $23.4 million for open letters of credit.

      Capital expenditures were approximately $5.8 million, $4.8 million and $4.9 million for 1998, 1997 and 1996, respectively. Expenditures on furniture, fixtures and leasehold improvements for new retail store openings and expansions were $4.9 million, $3.3 million and $3.0 million in 1998, 1997 and 1996, respectively. The remaining expenditures were primarily for leasehold improvements, information systems and equipment for the company's offices and warehouse. During 1999, the Company anticipates opening or expanding approximately 8 to 10 retail and outlet stores that will require aggregate capital expenditures of approximately $4.0 million. The Company also expects to spend approximately $2.5 million for the initial inventory requirements of these new stores.

      The Company also anticipates that it will require increased capital expenditures to support its continued growth including an increase in its office space and enhancements to its management information systems.

      In December 1998, the Company entered into a 15-year lease which, over a period of three to five years, will provide the Company with approximately 120,000 square feet of office space, enabling it to relocate its corporate headquarters to a larger location in New York City and consolidate various satellite office space. Currently, the timing of the turnover of space is indeterminable and the Company does not expect to begin its phased relocation until early in 2000. However, the Company expects to incur capital expenditures of approximately $8 to $12 million over the next three to five years.

Year 2000

      The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Certain information technology systems and their associated software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations, system failures or other computer errors. In addition, like every other business, the Company is at risk from Year 2000 failures on the part of its major business suppliers, distributors, licensees as well as potential failures from public and private infrastructure service providers. System failures resulting from the Year 2000 problem could adversely effect operations and financial results in all of the Company's business segments. Failures may cause loss of electric power or certain communication links, disruptions to business operations including delayed deliveries from suppliers, disruptions to the channels of distribution as well as disruptions to the Company's own distribution center and retailing operations.

      The Company believes that by replacing, rather than reprogramming, its wholesale distribution and financial systems with newer technologically advanced systems that offer greater functionality and enhanced reporting, the Year 2000 problem will be mitigated. However, if such replacements are not made, or are not completed timely, the Year 2000 problem could have a material impact on the operations of the Company.

      The Company has adopted a five-phase Year 2000 program consisting of the following: Phase I - identification of the components of the Company's systems, equipment and suppliers that may be vulnerable to Year 2000 problems; Phase II - assessment of items identified in Phase I; Phase III - remediation or replacement of non-compliant systems; Phase IV - testing of systems and components following replacement; and Phase V - developing contingency plans. The Company has completed Phase I and Phase II.

      Phase III - Remediation or replacement of non-compliant systems. This phase involves creating plans, providing necessary resources and executing remedial strategies. The Company's critical systems are being replaced with newer advanced systems that are already Year 2000 compliant. The Company's financial systems have been implemented, tested and "turned on" effective January 1, 1999. The wholesale selling and distribution system is warranteed as Year 2000 compliant and is scheduled to be implemented during the second quarter of 1999. All systems are expected to be reliably functioning by July 1, 1999.

      Phase IV - Testing of systems and components following replacement. This phase includes testing functionality and system compliance. Of the Company's information systems, the financial, warehousing and EDI systems currently in-place have been tested and are Year 2000 compliant. The Company's retail systems, which are run by a third party provider, have been warranteed as Year 2000 compliant and the Company's point-of-sale and credit card processing have been successfully tested. The Company is working with its wholesale and distribution systems software provider to program enhanced functionality designed specifically for fashion footwear businesses. However, the existing standard base system is Year 2000 compliant and is capable of running the Company's business. The updated system is planned to be implemented during the second quarter of 1999.

      Phase V - Contingency planning. This phase addresses any remaining open issues expected in 1999 and thereafter. Based upon its efforts to date, the Company believes that all of its critical information technology and non-information technology will remain up and running beyond January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. As a contingency plan for its wholesale and distribution systems that are not yet implemented, the Company plans on implementing the existing standard base system, which is certified Year 2000 compliant and has already been installed and tested by the Company.

      Third-Party Relationships. In addition to addressing the Company's internal systems and equipment, the Company is communicating with significant suppliers, vendors and other third parties with whom the Company has a significant business relationship with, to determine their state of readiness with respect to Year 2000. To date, the Company is not aware of any third-party with a Year 2000 issue that would materially impact the Company's results of operations. However, failure of significant suppliers, vendors or other third parties to timely address and remedy Year 2000 problems or to develop and effect appropriate contingency plans could have a material adverse effect on the Company's operations. Various fallback plans are being considered, including the use of electronic spreadsheets and manual work-arounds (e.g., written purchase orders and bulk distributions). In addition, the Company believes that the geographically disbursed nature of its business and its large supplier and vendor base mitigates such potential adverse effects.

      The Company does not expect the costs associated with its Year 2000 efforts to be material to the Company's financial condition or results of operations. The total cost of purchasing and implementing the new information systems, including addressing the Year 2000 problem is estimated at $2.0 million, of which approximately $600,000 has been expensed to date and $1.0 million spent on new software and hardware. The Company's cost estimates do not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 compliant. The costs of the Year 2000 project are being funded through both leasing arrangements and operating cash flows.

      The Company believes that it will be able to satisfy its cash requirements for 1999, including requirements for its retail expansion, new corporate office space and information systems improvements, primarily with cash flow from operations, supplemented by borrowings under its line of credit.

Exchange Rates

The Company routinely enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currencies, primarily the Italian Lira and Spanish Peseta. At December 31, 1998, forward exchange contracts totaling $6.6 million were outstanding with settlement dates ranging from January 1999 through May 1999. Gains and losses on forward exchange contracts are deferred and accounted for as part of the purchase price of imported merchandise. At December 31, 1998, the unrealized loss on these forward contracts is approximately $46,000. The Company expects to continue to routinely enter into additional foreign exchange contracts throughout the year. While the Company believes that its current procedures with respect to the reduction of risk associated with currency exchange rate fluctuations is adequate, there can be no assurance that such fluctuations will not have a material adverse effect on the results of operations of the Company in the future.

      On January 1, 1999, the Euro became the official single currency of the European Economic and Monetary Union. As of this date, the conversion rates of the national currencies of the union members were fixed irrevocably. During the transition period between January 1999 and January 2002, parties may pay for goods using either the Euro or the national currency. The Company believes conversion to the Euro will not have a material effect on the Company's financial condition or results of operation.

      Inventory purchases from contract manufacturers in the Far East and Brazil are denominated in United States dollars and the recent devaluation of many of these currencies against the United States dollar has not had any material adverse impact on the Company. However, future purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturer, which may effect the Company's cost of goods in the future. The Company does not believe the potential effects of such fluctuations would have a material adverse affect on the Company.

Effects of Inflation

      The Company does not believe that the relatively moderate rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant effect on revenues or profitability.

Important Factors Relating to Forward Looking Statements

      The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's shareholders. All statements that express expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives, "Year 2000" remediation efforts, future licensee sales growth, and the introduction of the Euro are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. A number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include, but are not limited to, demand and competition for the Company's products, changes in consumer preferences on fashion trends, delays in anticipated store openings, and changes in the Company's relationship with its suppliers and other resources. This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, readers of this Annual Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The Company does not believe it has a material exposure to market risk. The Company is primarily exposed to currency exchange-rate risks with respect to its inventory transactions denominated in Italian Lira and Spanish Pesetas, both of which have been converted to the Euro effective January 1, 1999. Business activities in various currencies expose the company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing foreign exchange contracts. The Company does not enter into foreign currency transactions for speculative purposes. The Company's earnings may be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. A two percent increase in interest rates affecting the company's credit facility would not have had a material effect on the Company's 1998 and 1997 net income.

Item 8. Financial Statements and Supplementary Data

      See page F-1 for a listing of the consolidated financial statements submitted as part of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Except for the information regarding directors and executive officers of the registrant, which is included in Part I, the information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 27, 1999 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

      The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 27, 1999 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 27, 1999 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

      The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 27, 1999 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference in response to this item.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) See page F-1 for a listing of consolidated financial statements submitted as part of this report.

(a)(2) Schedule II - Valuation and Qualifying Accounts

       All other schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are shown in the financial statements or are inapplicable and therefore have been omitted.

(a)(3) The following exhibits are included in this report.

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

*10.10 Employment Agreement between Kenneth Cole Productions, Inc., and Paul Blum. (Previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

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

*10.13 Employment Agreement between Kenneth Cole Productions, Inc. and Susan Hudson (Previously filed as an Exhibit to the Company's 1997 Form 10-K).

+10.14 Lease Agreement, dated December 17, 1998, between Kenneth Cole Productions, Inc. and SAAR Company, LLC.

+21.01   --List of Subsidiaries

+23.01     Consent of Ernst & Young LLP

+27.01     Financial Data Schedules

----------------------------
* Management contract or compensatory plan or arrangement required to be identified pursuant to Item 14(a) of this report.

+     Filed herewith.

(b) Reports on Form 8-K

         None.

(b) See (a)(3) above for a listing of the exhibits included as a part of this report.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Auditors.............................................  F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997...............  F-3

Consolidated Statements of Income for the years ended
   December 31, 1998, 1997 and 1996........................................  F-5

Consolidated Statements of Changes in Shareholders' Equity
   for the years ended December 31, 1998, 1997 and 1996....................  F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996........................................  F-7

Notes to Consolidated Financial Statements.................................  F-8

                         Report of Independent Auditors


Board of Directors and Shareholders
Kenneth Cole Productions, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kenneth Cole Productions, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


New York,  New York                                         ERNST & YOUNG LLP
February 25, 1999

                 Kenneth Cole Productions, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                       December 31,
                                                                    1998          1997
                                                                 -------------------------
Assets
Current assets:
     Cash                                                        $13,824,000   $ 8,803,000
     Due from factors                                             19,552,000    23,292,000
     Accounts receivable, less allowance for doubtful accounts
       of $125,000 in 1998, and $80,000 in 1997                    4,874,000     3,864,000
     Inventories                                                  32,957,000    23,365,000
     Prepaid expenses and other current assets                     1,735,000     1,420,000
     Deferred taxes                                                  718,000     1,135,000
                                                                 -------------------------
Total current assets                                              73,660,000    61,879,000
                                                                 -------------------------

Property and equipment--at cost, less accumulated
  depreciation and amortization                                   16,171,000    12,211,000

Other assets:
      Deposits and deferred taxes                                  3,106,000     1,489,000
      Deferred compensation plan assets                            3,743,000     1,949,000
                                                                 -------------------------
Total other assets                                                 6,849,000     3,438,000
                                                                 -------------------------

Total assets                                                     $96,680,000   $77,528,000
                                                                 =========================

          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                                                                             December 31,
                                                                         1998             1997
                                                                     ----------------------------
Liabilities and shareholders' equity
  Current liabilities:
     Accounts payable                                                $ 10,644,000    $  9,837,000
     Accrued expenses and other current liabilities                     4,467,000       3,399,000
     Current obligations under capital lease                              167,000
     Income taxes payable                                               1,738,000       1,694,000
                                                                     ----------------------------
Total current liabilities                                              17,016,000      14,930,000

Accrued rent                                                            1,472,000         909,000
Deferred compensation                                                   3,743,000       1,949,000
Obligations under capital lease                                           760,000

Commitments and contingencies

Shareholders' equity:
     Preferred stock, par value $1.00, 1,000,000
       shares authorized, none outstanding
     Class A Common Stock, par value $.01, 20,000,000 shares
       authorized, 7,609,697 and 7,410,160 issued in 1998 and 1997         76,000          74,000
     Class B Convertible Common Stock, par value $.01,
       6,000,000 shares authorized, 5,785,398
       outstanding in 1998 and 1997                                        58,000          58,000
     Additional paid-in capital                                        22,284,000      19,684,000
     Cumulative other comprehensive income                                 74,000          90,000
     Retained earnings                                                 56,165,000      39,834,000
                                                                     ----------------------------
                                                                       78,657,000      59,740,000
     Class A Common Stock in treasury, at cost,
       350,000 shares                                                  (4,968,000)
                                                                     ----------------------------
Total shareholders' equity                                             73,689,000      59,740,000
                                                                     ----------------------------
Total liabilities and shareholders' equity                           $ 96,680,000    $ 77,528,000
                                                                     ============================

          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                                       Year ended December 31,
                                                             1998                1997               1996
                                                      -----------------------------------------------------------
Net sales                                                $   219,781,000     $   185,278,000    $   148,258,000
Licensing revenue                                              8,357,000           6,028,000          3,575,000
                                                      -----------------------------------------------------------
Net revenue                                                  228,138,000         191,306,000        151,833,000
Cost of goods sold                                           129,403,000         112,183,000         86,919,000
                                                      -----------------------------------------------------------
Gross profit                                                  98,735,000          79,123,000         64,914,000

Selling, general and administrative expenses                  72,145,000          58,330,000         44,354,000
                                                      -----------------------------------------------------------
Operating income                                              26,590,000          20,793,000         20,560,000
Interest income (expense), net                                   404,000            (202,000)           (22,000)
                                                      -----------------------------------------------------------
Income before provision for income taxes                      26,994,000          20,591,000         20,538,000
Provision for income taxes                                    10,663,000           8,189,000          8,251,000
                                                      ===========================================================
Net income                                               $    16,331,000     $    12,402,000    $    12,287,000
                                                      ===========================================================


Earnings per share:
     Basic                                                    $1.24                $.94                $.94
     Diluted                                                  $1.20                $.91                $.90

Shares used to compute earnings per share:
     Basic                                                 13,222,000           13,162,000          13,109,000
     Diluted                                               13,637,000           13,605,000          13,578,000

          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

                                Class A Common Stock     Class B Common Stock
                                --------------------     --------------------                   Accumulated
                                                                                 Additional        Other
                                 Number                  Number                    Paid-In      Comprehensive      Retained
                                of Shares    Amount     of Shares     Amount       Capital         Income          Earnings
                                ----------------------------------------------------------------------------------------------
Balance at December 31, 1995    7,299,382   $73,000     5,785,398  $    58,000  $  18,510,000                   $  15,145,000
Exercise of stock
   options and  related
   tax benefits                    53,797     1,000                                   594,000
Net income                                                                                                         12,287,000
Amortization of deferred
   compensation
                                ----------------------------------------------------------------------------------------------
Balance at December 31, 1996    7,353,179    74,000     5,785,398       58,000     19,104,000                      27,432,000
Net income                                                                                                         12,402,000
Foreign Currency
     Translation adjustment                                                                           $90,000

Comprehensive income
Exercise of stock
   options and related
   tax benefits                    56,981                                             580,000
Amortization of deferred
   compensation
                                ----------------------------------------------------------------------------------------------
Balance at December 31, 1997    7,410,160    74,000     5,785,398       58,000     19,684,000          90,000      39,834,000
Net Income                                                                                                         16,331,000
Foreign Currency
    Translation adjustment                                                                            (16,000)

Comprehensive income
Exercise of stock
   options and related
   tax benefits                   199,537     2,000                                 2,600,000
Purchase of 350,000
   shares of Class A
   common stock
                                ----------------------------------------------------------------------------------------------
Balance at December 31, 1998    7,609,697   $76,000     5,785,398      $58,000    $22,284,000         $74,000     $56,165,000
                                ==============================================================================================

                                    Treasury Stock
                                 --------------------

                                  Number                Deferred
                                 of Shares     Amount  Compensation      Total
                                --------------------------------------------------
Balance at December 31, 1995                           $   (297,000) $  33,489,000
Exercise of stock
   options and  related
   tax benefits                                                            595,000
Net income                                                              12,287,000
Amortization of deferred
   compensation                                             228,000        228,000
                                --------------------------------------------------
Balance at December 31, 1996                                (69,000)    46,599,000
Net income                                                              12,402,000
Foreign Currency
     Translation adjustment                                                 90,000
                                                                     --------------
Comprehensive income                                                    12,492,000
Exercise of stock
   options and related
   tax benefits                                                            580,000
Amortization of deferred
   compensation                                              69,000         69,000
                                --------------------------------------------------
Balance at December 31, 1997                                      -     59,740,000
Net Income                                                              16,331,000
Foreign Currency
    Translation adjustment                                                 (16,000)
                                                                     --------------
Comprehensive income                                                    16,315,000
Exercise of stock
   options and related
   tax benefits                                                          2,602,000
Purchase of 350,000
   shares of Class A
   common stock                   (350,000)   $(4,968,000)              (4,968,000)
                                --------------------------------------------------
Balance at December 31, 1998      (350,000)   $(4,968,000)        -    $73,689,000
                                ==================================================

          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                1998            1997           1996
                                                           ----------------------------------------------
Cash flows from operating activities
Net income                                                  $ 16,331,000    $ 12,402,000    $ 12,287,000
Adjustments to reconcile net income to net cash  provided
   by operating activities:
     Depreciation and amortization                             2,791,000       1,953,000       1,109,000
     Unrealized gain on deferred compensation plan              (502,000)       (153,000)
     Provision for doubtful accounts                             197,000         157,000          35,000
     Amortization of deferred compensation                                        69,000         228,000
     Abandonment of leasehold improvements and equipment                                         106,000
     (Benefit) provision for deferred taxes                     (373,000)        152,000          36,000
     Changes in operating assets and liabilities:
         Decrease (increase) in due from factors               3,740,000      (5,316,000)     (4,078,000)
         Increase in accounts receivable                      (1,207,000)       (682,000)     (1,058,000)
         (Increase) decrease in inventories                   (9,592,000)      5,900,000     (12,904,000)
         Increase in prepaid expenses and
           other current assets                                 (315,000)       (419,000)        (92,000)
         Increase in deposits and deferred compensation
           assets                                             (2,119,000)     (1,856,000)       (786,000)
         Increase in income taxes payable                      1,140,000         632,000       1,497,000
         Increase (decrease) in accounts payable                 807,000      (2,901,000)      5,973,000
         Increase in accrued expenses and
           other current liabilities                           1,068,000         934,000         485,000
         Increase in other non-current liabilities             2,357,000       1,141,000         747,000
                                                           ----------------------------------------------
Net cash provided by operating activities                     14,323,000      12,013,000       3,585,000

Cash flows from investing activities
Acquisition of property and equipment, net                    (5,784,000)     (4,832,000)     (4,894,000)
                                                           ----------------------------------------------
Net cash used in investing activities                         (5,784,000)     (4,832,000)     (4,894,000)

Cash flows from financing activities
(Repayment) proceeds of revolving line of credit, net                           (440,000)        440,000
Proceeds from exercise of stock options                        1,506,000         395,000         345,000
Repayment of long-term debt                                                      (49,000)        (54,000)
Principle payments of capital lease obligations                  (40,000)
Purchase of treasury stock                                    (4,968,000)
                                                           ----------------------------------------------
Net cash (used in) provided by financing activities           (3,502,000)        (94,000)        731,000
Effect of exchange rate changes on cash                          (16,000)         90,000
                                                           ----------------------------------------------
Net increase (decrease) in cash                                5,021,000       7,177,000        (578,000)
Cash, beginning of year                                        8,803,000       1,626,000       2,204,000
                                                           ----------------------------------------------
Cash, end of year                                           $ 13,824,000    $  8,803,000    $  1,626,000
                                                           ==============================================

Supplemental disclosures of cash flow information
Cash paid during the period for:

   Interest                                                 $     29,000    $    323,000    $    119,000
   Income taxes                                             $  9,901,000    $  7,396,000    $  5,804,000

          See accompanying notes to consolidated financial statements.

                         Kenneth Cole Productions, Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1998

Note A  -  Summary of Significant Accounting Policies

1. Description of business

      Kenneth Cole Productions, Inc. and its subsidiaries (the "Company") designs, sources and markets a broad range of quality footwear and handbags, and through license agreements, designs and markets men's and women's apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction and Unlisted brands for the fashion conscious consumer. The Company was incorporated in September 1982 and completed an initial public offering on June 9, 1994. The Company markets its products for sale to more than 3,500 department stores and specialty store locations in the United States and in several foreign countries, through its retail and outlet store base, and its interactive website. The Company also distributes consumer catalogs that feature a variety of Kenneth Cole New York and Kenneth Cole Reaction branded products.

2. Principles of consolidation

      The consolidated financial statements include the accounts of Kenneth Cole Productions, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

3. Use of estimates

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

4. Cash and cash equivalents

      The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

5. Inventories

      Inventories, which consist of finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

Note A - Summary of Significant Accounting Policies (continued)

6. Property and equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are computed using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized by the straight-line method over the term of the related lease or the estimated useful life, whichever is less.

      The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no provision is necessary for the impairment of long-lived assets at December 31, 1998.

7. Income taxes

      The Company accounts for income taxes using the liability method. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

8. Revenue recognition

      Wholesale revenues are recognized at the time merchandise is shipped to customers. Retail store revenues are recognized at the time of sale.

9. Licensing revenue

      The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales.

10. Advertising costs

      The Company incurred advertising costs, including certain in-house marketing expenses, of $7.8 million, $6.8 million and $5.0 million for 1998, 1997 and 1996, respectively. The Company records advertising expense concurrent with the first time the advertising takes place.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

Note A - Summary of Significant Accounting Policies (continued)

11. Stock-based compensation

      The Company measures compensation expense for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") requires companies electing to continue using the intrinsic value method, under APB No. 25 to disclose the pro forma effects or net income and earnings per share had the fair value of options been expensed (see Note H).

12. Recent accounting pronouncements

      Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (see Note E).

      In June 1988, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133") which the Company expects to adopt January 1, 2000. The new Statement requires all derivatives to be recorded in the balance sheet at fair value and establishes special accounting for three different types of hedges. The Company, based on its current hedging activities, does not expect the adoption of SFAS 133 to have a material effect in the earnings and financial position of the Company.

13. Reclassifications

      Certain amounts included in the 1997 and 1996 financial statements have been reclassified to conform with the year-end 1998 presentation.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

Note B - Due from Factors and Line of Credit Facility

      The Company sells substantially all of its accounts receivable to a factor, without recourse, subject to credit limitations established by the factor for each individual account. Certain accounts receivable in excess of established limits are factored with recourse. Included in amounts due from factors at December 31, 1998 and 1997 are accounts receivable, subject to recourse, totaling approximately $526,000 and $674,000, respectively. The agreements with the factors provide for payment of a service fee on receivables sold.

      At December 31, 1998 and 1997, the balance due from factors, which includes chargebacks due from customers, is net of a reserve for sales allowances, returns, discounts, and other deductions of approximately $3,300,000 and $2,900,000, respectively.

      The Company has entered into a Line of Credit Facility (the "Facility") that, as amended, allows for uncommitted borrowings, letter of credits and banker's acceptances subject to individual maximums and in the aggregate, an amount not to exceed the lesser of $25,000,000 or a "Borrowing Base." The Borrowing Base is calculated on a specified percentage of eligible amounts due under factoring arrangements, eligible non-factored accounts receivable, and eligible inventory. Borrowings under the revolving loan portion of the Facility ("Advances") are due on demand. The Company may pay down and re-borrow at will under the Facility. Advances bear interest at the Alternate Base Rate (defined as the higher of the Prime Rate or the Federal Funds in effect at borrowing date plus 1/2 of 1%) or the Note Rate (which will be agreed upon between the lender and the Company). There were no outstanding advances under this agreement at December 31, 1998 or 1997. Amounts available under the Facility at December 31, 1998 were reduced by $1,569,000 to $23,431,000 for open letters of credit.

      In connection with the line of credit, the Company has agreed to eliminate all the outstanding advances under the Facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain assets of the Company.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

Note C - Property and Equipment

      Property and equipment consist of the following:

                                                             December 31,
                                                          1998          1997
                                                      -------------------------
Property and equipment--at cost:
     Furniture and fixtures                           $ 7,817,000   $ 5,513,000
     Machinery and equipment                            4,731,000     3,862,000
     Leasehold improvements                            10,828,000     8,217,000
     Leased equipment under capital lease                 967,000
                                                      -------------------------
                                                       24,343,000    17,592,000
     Less accumulated depreciation and amortization     8,172,000     5,381,000
                                                      -------------------------
Net property and equipment                            $16,171,000   $12,211,000
                                                      =========================

Note D - Accrued Expenses and Other Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                                          December 31,
                                                    1998                  1997
                                                 -------------------------------
Rent                                             $  315,000           $  438,000
Compensation                                      2,792,000            1,822,000
Customer credits                                    414,000              244,000
Other                                               946,000              895,000
                                                 -------------------------------
                                                 $4,467,000           $3,399,000
                                                 ===============================

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

Note E - Segment Reporting

      Kenneth Cole Productions, Inc. has three reportable segments: Wholesale, Consumer Direct, and Licensing. The Wholesale segment designs and sources a broad range of fashion footwear, handbags and accessories and markets its products for sale to more than 3,500 department and specialty store locations and to the Company's Consumer Direct segment. The Consumer Direct segment markets the broad selection of the Company's branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, e-commerce (at website address www.kennethcole.com) and catalogs. The Licensing segment, through third party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in about 30 categories of apparel and accessories for both men and women. The Company maintains control over quality and image and allows licensees to sell to the same channels of distribution as those of the Company's Wholesale segment. The Company earns royalties on the licensee's sales of branded product.

      The Company evaluates performance and allocates resources based on profit or loss from each segment. The Wholesale segment is evaluated on income from operations before income taxes. The Consumer Direct segment is evaluated on profit or loss from operations before unallocated corporate overhead and income taxes. The Licensing segment is evaluated based on royalties earned and pretax segment profit. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales between the Wholesale and Consumer Direct segments include a markup which is eliminated in consolidation.

      The Company's reportable segments are business units that offer products to overlapping consumers through different channels of distribution. Each segment is managed separately and planning, implementation and results are reviewed internally by the executive management committee.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

      Financial information of the Company's reportable segments is as follows:

(in thousands)
                                                                        Consumer
                                                     Wholesale          Direct       Licensing     Totals
                                              ---------------------------------------------------------------
Year Ended December 31, 1998
Revenues from external customers                        $151,402         $68,379        $8,357      $228,138
Intersegment revenues                                     18,679                                      18,679
Interest income, net                                         404                                         404
Depreciation expense                                       1,072           1,715             4         2,791
Segment income before provision
    for income taxes                                      21,815           7,326         6,002        35,143
Segment assets                                            78,200          26,798         1,690       106,688
Expenditures for long-lived assets                           836           4,923            25         5,784
Year Ended December 31, 1997
Revenues from external customers                        $135,296         $49,982        $6,028      $191,306
Intersegment revenues                                     14,682                                      14,682

Interest expense, net                                       (202)                                       (202)
Depreciation expense                                         791           1,161             1         1,953
Segment income before provision
    for income taxes                                      15,682           6,929         4,278        26,889
Segment assets                                            65,324          19,309         1,253        85,886
Expenditures for long-lived assets                         1,479           3,346             7         4,832


Year Ended December 31, 1996
Revenues from external customers                        $112,942         $35,316        $3,575      $151,833
Intersegment revenues                                     11,291                                      11,291

Interest expense, net                                        (22)                                        (22)
Depreciation expense                                         363             746                       1,109
Segment income before provision
    for income taxes                                      18,205           5,017         2,108        25,330
Segment assets                                            56,425          15,282           803        72,510
Expenditures for long-lived assets                         1,874           3,020                       4,894

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

      The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows:

(in thousands)
                                                      1998         1997         1996
                                                   -----------------------------------
Revenues
Revenues for reportable segments                   $ 228,138    $ 191,306    $ 151,833
Intersegment revenues for reportable segments         18,679       14,682       11,291
Elimination of intersegment revenues                 (18,679)     (14,682)     (11,291)
                                                   ---------    ---------    ---------
     Total consolidated revenues                   $ 228,138    $ 191,306    $ 151,833
                                                   =========    =========    =========

Income
Total profit for reportable segments               $  35,143    $  26,889    $  25,330
Elimination of intersegment profit                    (4,914)      (3,956)      (3,013)
Unallocated corporate overhead                        (3,235)      (2,342)      (1,779)
                                                   ---------    ---------    ---------
     Total income before income taxes              $  26,994    $  20,591    $  20,538
                                                   =========    =========    =========

Assets
Total assets for reportable segments               $ 106,688    $  85,886    $  72,510
Elimination of intercompany receivables               (8,687)      (7,105)      (6,166)
Elimination of inventory profit in consolidation      (1,321)      (1,253)      (1,089)
                                                   ---------    ---------    ---------
    Total consolidated assets                      $  96,680    $  77,528    $  65,255
                                                   =========    =========    =========

      Revenues from international customers are less than two percent of the Company's consolidated revenues.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

Note F - Foreign Currency Transactions

      The Company routinely enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currencies. These forward exchange contracts are used to reduce the Company's exposure to changes in foreign exchange rates and are not held for the purpose of trading or speculation. The Company had forward exchange contracts of $6,600,000 and $18,175,000 at December 31, 1998 and 1997, respectively to protect the purchase price of merchandise under such commitments. Gains and losses on forward exchange contracts are deferred and accounted for as part of the purchase price of imported merchandise. At December 31, 1998, forward exchange contracts have maturity dates through May 1999. The unrealized loss on these forward exchange contracts is approximately $46,000.

Note G - Income Taxes

      Significant items comprising the Company's deferred tax assets and liabilities are as follows:

                                                            December 31,
                                                        1998             1997
                                                    ----------------------------
Deferred tax assets:
    Inventory allowances and capitalization         $   562,000     $   590,000
     Allowance for doubtful accounts and
        sales allowances                                 75,000         457,000
     Deferred rent                                      304,000          88,000
     Deferred compensation                            1,441,000         965,000
     Other                                               40,000          40,000
                                                    ----------------------------
                                                      2,422,000       2,140,000
                                                    ----------------------------

Deferred tax liabilities:
     Depreciation                                      (778,000)       (633,000)
     Undistributed foreign earnings                    (523,000)       (759,000)
                                                    ----------------------------
                                                     (1,301,000)     (1,392,000)
                                                    ----------------------------

Net deferred tax assets                             $ 1,121,000     $   748,000
                                                    ============================

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

Note G  -  Income Taxes (continued)

     The provision (benefits) for income taxes consists of the following:

                                                    December 31,
                                      1998              1997             1996
                                 -----------------------------------------------
Current:
     Federal                     $  9,249,000      $  6,385,000     $  6,543,000
     State and local                1,750,000         1,628,000        1,650,000
     Foreign                           37,000            24,000           22,000
                                 -----------------------------------------------
                                   11,036,000         8,037,000        8,215,000

Deferred:
     Federal                         (330,000)          133,000           32,000
     State and local                  (43,000)           19,000            4,000
                                 -----------------------------------------------
                                     (373,000)          152,000           36,000
                                 -----------------------------------------------
                                 $ 10,663,000      $  8,189,000     $  8,251,000
                                 ===============================================

      The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for 1998, 1997 and 1996 is as follows:

                                                       1998     1997      1996
                                                       ------------------------

Federal income tax at statutory rate                   35.0%    35.0%     35.0%
State and local taxes, net of federal tax benefit       4.5      5.0       5.0
                                                       ------------------------
                                                       39.5%    40.0%     40.0%
                                                       ========================

Note H - Stock Options Plans and Grants

1. 1994 stock option plan

      The Company's 1994 Incentive Stock Option Plan, as amended on May 29, 1997, authorizes the grant of options to employees for up to 1,500,000 shares of the Company's common stock. Certain options granted under the Plan vest in one-third increments in each of the first, second and third years following the date of grant, while certain other options vest over five years. Options granted have 10-year terms. Non-employee Director options granted have 10 year terms and vest 50% on the first anniversary of the date of grant and become fully exercisable at the end of two years.

      The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the stock options been determined based on the fair value at the grant dates for awards under the plan, consistent with the alternative method set forth under SFAS 123, net income and earnings per share would have been reduced by approximately $643,000 and $.04, $441,000 and $.03, and $371,000 and $.02, in 1998, 1997 and 1996, respectively.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

Note H - Stock Options Plans and Grants (continued)

      The effects of applying SFAS 123 on this pro forma disclosure may not be indicative of future results. SFAS 123 does not apply to grants prior to 1995, and additional awards in future years may be granted.

      Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rate of 5.25%, 5.50% and 6.25%; 0% dividend yields; expected volatility factors of 54.2%, 34.6% and 35.9% and expected lives of 5.6, 5.8 and 6.3 years. The weighted-average fair value of options granted during 1998, 1997 and 1996 were $9.55, $6.63 and $7.21, respectively.

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

      The following table summarizes all stock option transactions from December 31, 1995 through December 31, 1998.

                                                                                   Weighted-Average
                                                               Shares                Exercise Price
                                                       ----------------------------------------------
   Outstanding at December 31, 1995                             702,458
   Granted                                                      156,583                   $15.89
   Exercised                                                    (53,797)                  $ 6.35
   Forfeited                                                    (43,919)                  $ 9.04
                                                       -----------------------
   Outstanding at December 31, 1996                             761,325

   Granted                                                      325,725                   $15.60
   Exercised                                                    (56,981)                  $ 6.94
   Forfeited                                                    (74,856)                  $14.04
                                                       -----------------------
   Outstanding at December 31, 1997                             955,213

   Granted                                                      335,700                   $17.40
   Exercised                                                   (166,587)                  $ 8.55
   Forfeited                                                    (98,888)                  $12.74
                                                       -----------------------
   Outstanding at December 31, 1998                           1,025,438
                                                       =======================

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

Note H - Stock Options Plans and Grants (continued)

      The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 1998:

             Outstanding  Stock Options                                                   Exercisable Stock Options
             --------------------------                                                   -------------------------

                                                 Weighted Average                                          Weighted
           Range of            Outstanding           Remaining       Weighted Average    Exercisable        Average
       Exercise Prices            Shares         Contractual Life     Exercise Price       Shares       Exercise Price
------------------------------------------------------------------------------------------------------------------------
    $  6.00   to  $10.00          248,268            5.82 years            $ 8.24           106,868          $ 6.57
    $  10.01  to  $16.00          299,130            7.71 years            $13.49            60,578          $13.71
    $  16.01  to  $22.94          478,040            8.55 years            $17.90            46,207          $18.15

2. Stock option grants

      In 1994, the Board of Directors granted non-transferable stock options to an officer of the Company for the purchase of 222,950 shares of Class A Common Stock at an exercise price of $2.1875 per share. In 1998, 32,950 options were exercised and at December 31, 1998, 120,000 options were outstanding and exercisable.

Note I - Benefit Plans

1. 401(k) Plan

      The Company's 401(k) profit-sharing plan covers all non-union employees, subject to certain minimum age and length of service requirements who are permitted to contribute specified percentages of their salary up to the maximum permitted by the Internal Revenue Service. The Company is obligated to make a matching contribution and may make an additional discretionary contribution, as defined. Contributions to the plan for the years ended December 31, 1998, 1997 and 1996 were approximately $89,000, $71,000 and $54,000, respectively.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

Note I - Benefit Plans (continued)

2. Deferred compensation plan

      The Kenneth Cole Productions, Inc. Deferred Compensation Plan is an unfunded non-qualified plan maintained primarily to provide deferred compensation benefits for a select group of "highly compensated employees."

      The Company accounts for the investments in the deferred compensation plan in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and such investments have been classified as trading.

Note J - Commitments and Contingencies

1. Capital lease

      Included in property and equipment are assets held under capital lease of $967,000, less accumulated amortization of $48,000. At December 31, 1998, future minimum lease payments consist of the following:

      1999                                                            $235,000
      2000                                                             235,000
      2001                                                             235,000
      2002                                                             235,000
      2003                                                             177,000
                                                                 --------------
      Total minimum lease payments                                  $1,117,000
      Less amounts representing interest                              (190,000)
                                                                 --------------
      Present value of minimum lease payments                          927,000
      Less current maturities                                         (167,000)
                                                                 --------------
      Capital lease obligation, less current maturities               $760,000
                                                                 ==============

2. Operating leases

      The Company leases office, retail, and warehouse facilities under non-cancelable operating leases between 5 and 20 years with options to renew at varying terms. Future minimum lease payments for non-cancelable leases with initial terms of one year or more consisted of the following at December 31, 1998:

      1999                                                          $ 8,193,000
      2000                                                            9,116,000
      2001                                                            9,040,000
      2002                                                            8,651,000
      2003                                                            7,974,000
      Thereafter                                                     31,390,000
                                                                 --------------
      Total minimum cash payments                                   $74,364,000
                                                                 ==============

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

Note J - Commitments and Contingencies (continued)

      In addition, certain of these leases contain rent escalation and additional percentage rent payments to be made. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $9,313,000, $6,903,000 and $4,646,000,
respectively. In December 1998, the Company entered into a lease agreement for new office space for its executive offices and showroom. The turnover of space and date of occupancy has not yet been determined. Accordingly, the minimum lease payments relating to this lease have not been included in the future minimum lease payment schedule above. However, there will be no payments made during 1999, and the Company's best estimate of future minimum lease payments are approximately $3.3 million for the next five years and $14.0 million thereafter.

2. Letters of credit

      At December 31, 1998 and 1997, the Company was contingently liable for approximately $1,169,000 and $1,957,000 of open letters of credit, respectively. In addition, at December 31, 1998 and 1997, the Company was contingently liable for approximately $400,000 of standby letters of credit.

3. Concentrations

      In the normal course of business, the Company sells to major department stores and specialty retailers and believes that its broad customer base will mitigate the impact that financial difficulties of any such retailers might have on the Company's operations. In 1998, the Company had no customer account for more than 10% of net sales. The Company had sales to two customers that accounted for 12.4% and 10.0% of net sales in 1997 and sales to one customer in 1996 that accounted for 14.2% of net sales.

      The Company sources each of its product lines separately, based on the individual design, styling and quality specifications of such products. The Company primarily sources its products directly or indirectly through manufacturers in Italy, Spain, Brazil, India, China and Korea. The Company attempts to limit the concentration with any one manufacturer. However, approximately 46% of the dollar value of total handbag purchases by the Company were produced by one manufacturer in China in 1998 and 20% by two manufacturers in India in 1997, respectively. In addition 58% and 36% of Kenneth Cole men's footwear purchases were from one manufacturer in Italy during 1998 and 1997, respectively. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company's production needs.

4. Other

      The Company, from time to time, is a party to litigation that arises in the normal course of its business operations. The Company presently is not a party to any such litigation that would have a material adverse effect on its business or operations.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

Note K - Comprehensive Income

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income ("SFAS 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is generally defined as all changes in shareholder's equity exclusive of transactions with owners. SFAS 130 requires the disclosure of comprehensive income and its components. Prior to adoption these components were reported separately in shareholders' equity and are currently included in comprehensive income and disclosed in the Statement of Changes in Shareholders' Equity. Income taxes were not required to be provided on these items and there were no reclassification adjustments made during 1998 or 1997.

Note L - Shareholders' Equity

1. Common stock

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

2. Preferred stock

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

3. Common stock repurchase

      On August 13, 1998, the Board of Directors of the Company authorized management to repurchase up to 500,000 shares of the Company's Class A Common Stock. As of December 31, 1998, 350,000 shares were repurchased, in the open market, at an aggregate price of $4,968,000 and have been recorded as treasury stock.

                         Kenneth Cole Productions, Inc.
             Notes to Consolidated Financial Statements (continued)

Note M - Quarterly Financial Data (Unaudited)

      Summarized quarterly financial data for 1998 and 1997 appear below (in thousands, except per share data):

                                First        Second         Third        Fourth
                               Quarter       Quarter       Quarter       Quarter
                               -------------------------------------------------
1998
Net sales                      $52,029       $48,331       $62,010       $57,411
Licensing revenue                1,656         1,791         2,294         2,616
Net revenues                    53,685        50,122        64,304        60,027
Gross profit                    23,585        21,165        27,792        26,193
Operating income                 6,659         4,008         9,377         6,546
Net income                       4,093         2,501         5,731         4,006
Earnings per share basic         $ .31         $ .19         $ .43         $ .31
Earnings per share diluted       $ .30         $ .18         $ .42         $ .30


1997
Net sales                      $44,910       $40,352       $50,287       $49,729
Licensing revenue                1,056         1,212         1,726         2,035
Net revenues                    45,966        41,564        52,013        51,764
Gross profit                    18,672        15,189        23,144        22,428
Operating income                 5,532         1,410         8,158         5,693
Net income                       3,252           794         4,871         3,485
Earnings per share basic         $ .25         $ .06         $ .37         $ .26
Earnings per share diluted       $ .24         $ .06         $ .36         $ .26

      Certain amounts reported during the first three quarters of 1998 have been reclassified to conform with the year-end 1998 presentation.

                                   Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KENNETH COLE PRODUCTIONS, INC.

                                          By   /s/ KENNETH D. COLE
                                               -------------------
                                                   Kenneth D. Cole
                                          President and Chief Executive Officer

                                          Date: March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                       Title                         Date
--------------------------------------------------------------------------------

/S/ KENNETH D. COLE          President, Chief Executive Officer   March 30, 1999
--------------------------     and Director
       Kenneth D. Cole

/S/ PAUL BLUM                Executive Vice President,            March 30, 1999
--------------------------     Chief Operating Officer
       Paul Blum               and Director

/S/ STANLEY A. MAYER         Executive Vice President,            March 30, 1999
--------------------------     Chief Financial Officer,
       Stanley A. Mayer        Treasurer and Director


/S/ DAVID P. EDELMAN         Vice President Finance               March 30, 1999
--------------------------     (Principal Accounting Officer)
       David P. Edelman

/S/ ROBERT C. GRAYSON        Director                             March 30, 1999
--------------------------
       Robert  C. Grayson

/S/ DENIS F. KELLY           Director                             March 30, 1999
--------------------------
       Denis F. Kelly

/S/ JEFFREY G. LYNN          Director                             March 30, 1999
--------------------------
       Jeffrey G. Lynn

                            Kenneth Productions, Inc.
                                   Schedule II
                        Valuation and Qualifying Accounts
              For the years ended December 31, 1998, 1997, and 1996
                                 (in thousands)

                                                          Balance at          Charged to                                  Balance
                                                          Beginning           Costs and                                   at End
Description                                               Of Period            Expenses            Deductions            of Period
-----------                                               ---------            --------            ----------            ---------
Year ended December 31, 1998
Allowance for doubtful accounts                          $   (80,000)         $  (197,000)         $   152,000          $  (125,000)
Reserve for returns and sales allowances                  (2,900,000)            (400,000)                               (3,300,000)
                                                         -----------          -----------          -----------          -----------
                                                         $(2,980,000)         $  (597,000)         $   152,000          $(3,425,000)
                                                         ===========          ===========          ===========          ===========


Year ended December 31, 1997
Allowance for doubtful accounts                          $   (65,000)         $  (157,000)         $   142,000          $   (80,000)
Reserve for returns and sales allowances                  (2,200,000)            (700,000)                               (2,900,000)
                                                         -----------          -----------          -----------          -----------
                                                         $(2,265,000)         $  (857,000)         $   142,000          $(2,980,000)
                                                         ===========          ===========          ===========          ===========


Year ended December 31, 1996
Allowance for doubtful accounts                          $   (30,000)         $   (70,000)         $    35,000          $   (65,000)
Reserve for returns and sales allowances                  (1,800,000)            (400,000)                               (2,200,000)
                                                         -----------          -----------          -----------          -----------
                                                         $(1,830,000)         $  (470,000)         $    35,000          $(2,265,000)
                                                         ===========          ===========          ===========          ===========