Form 10-Q
period 1999-03-31
COLE KENNETH PRODUCTIONS INC
filed 1999-05-14
CIK 921691

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              Form 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999


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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                       Class                           May 10, 1999

     Class A Common Stock ( $.01 par value)              7,314,236
     Class B Common Stock ( $.01 par value)              5,785,398

                   Kenneth Cole Productions, Inc.
                            Index to 10-Q


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998..3

     Consolidated Statements of Income for the three months ended
     March 31, 1999 and 1998.................................................5

     Consolidated Statement of Changes in Shareholders' Equity for the three months ended March 31, 1999.............................................6

     Consolidated Statements of Cash Flows for the three months ended
     March 31, 1999 and 1998.................................................7

     Notes to Consolidated Financial Statements..............................8

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................10

Item 3. Quantitative and Qualitative Disclosure about Market Risk...........15

Part II.OTHER INFORMATION

Item 1. Legal Proceedings...................................................15

Item 2. Changes in Securities and Use of Proceeds...........................15

Item 3. Defaults Upon Senior Securities.....................................15

Item 4. Submission of Matters to a Vote of Security Holders.................15

Item 5. Other Information...................................................15

Item 6. Exhibits and Reports on Form 8-K....................................15

     Signatures.............................................................16

Item 1.  Financial Statements

           Kenneth Cole Productions, Inc. and Subsidiaries

                     Consolidated Balance Sheets


                                                  March 31,      December 31,
                                                    1999            1998
                                                 (Unaudited)
Assets
Current assets:
Cash                                           $  5,773,000     $ 13,824,000
Due from factors                                 32,838,000       19,552,000
Accounts receivable, net                          3,735,000        4,874,000
Inventories                                      34,171,000       32,957,000
Prepaid expenses and other current assets         1,053,000        1,735,000
Deferred taxes                                      718,000          718,000
                                               ------------     ------------
Total current assets                             78,288,000       73,660,000

Property and equipment - at cost, less           15,804,000       16,171,000
accumulated depreciation

Other assets:
Deposits and deferred taxes                       2,716,000        3,106,000
Deferred compensation plans assets                5,328,000        3,743,000
                                               ------------     ------------
Total other assets                                8,044,000        6,849,000
                                               ------------     ------------
Total assets                                   $102,136,000     $ 96,680,000
                                               ============     ============

         See accompanying notes to consolidated financial statements.

              Kenneth Cole Productions, Inc. and Subsidiaries

                  Consolidated Balance Sheets (continued)
                                                  March 31,      December 31,
                                                    1999            1998
                                                 (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                               $  9,480,000     $ 10,644,000
Accrued expenses and other current liabilities    2,923,000        4,634,000
Income taxes payable                              2,968,000        1,738,000
                                               ------------     ------------
Total current liabilities                        15,371,000       17,016,000

Deferred compensation                             5,328,000        3,743,000
Other                                             2,534,000        2,232,000

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00,
 1,000,000 shares authorized, none outstanding
Class A common stock, par value $.01,
 20,000,000 shares authorized, 7,637,568 and
 7,609,697 issued in 1999 and 1998                   76,000           76,000
Class B common stock, par value $.01,
 6,000,000 shares authorized, 5,785,398
 outstanding in 1999 and 1998                        58,000           58,000
Additional paid-in capital                       22,703,000       22,284,000
Accumulated other comprehensive income              139,000           74,000
Retained earnings                                60,895,000       56,165,000
                                               ------------     ------------
                                                 83,871,000       78,657,000
Class A Common Stock in treasury, at cost,
 350,000 shares                                  (4,968,000)      (4,968,000)
                                               ------------     ------------
Total shareholders' equity                       78,903,000       73,689,000
                                               ------------     ------------
Total liabilities and shareholders'equity      $102,136,000     $ 96,680,000
                                               ============     ============

         See accompanying notes to consolidated financial statements.

             Kenneth Cole Productions, Inc. and Subsidiaries

                     Consolidated Statements of Income
                               (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                    1999             1998
Net sales                                        $ 63,533,000    $ 52,029,000
Licensing revenue                                   2,510,000       1,656,000
                                                 ------------    ------------
Net revenue                                        66,043,000      53,685,000
Cost of goods sold                                 36,596,000      30,100,000
                                                 ------------    ------------
Gross profit                                       29,447,000      23,585,000

Selling, general and administrative expenses       21,596,000      16,926,000
                                                 ------------    ------------
Operating income                                    7,851,000       6,659,000

Interest income, net                                   99,000         106,000
                                                 ------------    ------------
Income before provision for income taxes            7,950,000       6,765,000
Provision for income taxes                          3,220,000       2,672,000
                                                 ------------    ------------
Net income                                       $  4,730,000    $  4,093,000
                                                 ============    ============
Earnings per share:
         Basic                                          $ .36           $ .31
         Diluted                                        $ .35           $ .30

Shares used to compute earnings per share:
         Basic                                     13,061,000      13,229,000
         Diluted                                   13,518,000      13,696,000




            See accompanying notes to consolidated financial statements

              Kenneth Cole Productions, Inc. and Subsidiaries

          Consolidated Statement of Changes in Shareholders' Equity
                                 (Unaudited)


                            Class A             Class B
                          Common Stock        Common Stock       Additional
                         Number               Number               Paid-in
                        of shares  Amount    of shares  Amount     Capital
Shareholders' equity
 January 1, 1999       7,609,697  $76,000   5,785,398  $58,000   $22,284,000

Net income

Foreign currency
 translation adjustments

Comprehensive income

Exercise of stock options,
 including tax benefit    27,871                                     419,000
                       -----------------------------------------------------
Shareholders' equity
 March 31, 1999        7,637,568  $76,000   5,785,398  $58,000   $22,703,000
                       =====================================================

                     Accumulated
                        Other                   Treasury Stock
                    Comprehensive Retained    Number of
                       Income     Earnings     Shares      Amount       Total
Shareholders' equity
 January 1, 1999       $ 74,000  $56,165,000  (350,000) $(4,968,000) $78,689,000

Net income                         4,730,000                           4,730,000

Foreign currency
 translation adjustments 65,000                                           65,000
                                                                     -----------
Comprehensive income                                                   4,795,000

Exercise of stock options,
 including tax benefit                                                   419,000
                       ---------------------------------------------------------
Shareholders' equity
   March  31, 1999     $139,000  $60,895,000  (350,000) $(4,968,000) $78,903,000
                       =========================================================

         See accompanying notes to consolidated financial statements.

                Kenneth Cole Productions, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                       1999          1998
Cash flows from operating activities
Net income                                        $  4,730,000  $  4,093,000
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization                        803,000       677,000
  Unrealized gain on deferred compensation            (766,000)     (246,000)
  Provision for bad debts                              320,000        15,000
  Changes in assets and liabilities:
   Increase in due from factors                    (13,286,000)   (5,099,000)
   Decrease in accounts receivable                     819,000       393,000
   Increase in inventories                          (1,214,000)   (4,566,000)
   Decrease (increase) in prepaid expenses &
       other current assets                            682,000      (342,000)
   Increase in other assets                           (429,000)     (330,000)
   (Decrease) increase in accounts payable          (1,164,000)    2,483,000
   Increase in income taxes payable                  1,373,000     1,635,000
   Decrease in accrued expenses and
       other current liabilities                    (1,714,000)     (519,000)
   Increase in other non-current liabilities         1,931,000       423,000
                                                  ------------  ------------
Net cash used in operating activities               (7,915,000)   (1,383,000)

Cash flows from investing activities
Acquisition of property and equipment, net            (436,000)   (1,273,000)
                                                  ------------  ------------
Net cash used in investing activities                 (436,000)   (1,273,000)

Cash flows from financing activities
Proceeds from exercise of stock options                276,000       896,000
Principal payments on capital lease obligations        (41,000)
                                                  ------------  ------------
Net cash provided by financing activities              235,000       896,000

Effect of exchange rate changes on cash                 65,000        12,000
                                                  ------------  ------------
Net decrease in cash                                (8,051,000)   (1,748,000)
Cash, beginning of period                           13,824,000     8,803,000
                                                  ------------  ------------
Cash, end of period                               $  5,773,000  $  7,055,000
                                                  ============  ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                        $     46,000  $      4,000
  Income taxes                                    $  1,847,000  $  1,037,000

          See accompanying notes to consolidated financial statements.

              Kenneth Cole Productions, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements
                              (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by Kenneth Cole Productions, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items contained in these financial statements are based on estimates. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated.

     Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

     The  consolidated  balance  sheet  at  December  31,  1998,   as
presented, was derived from the audited financial statements as of December 31, 1998 included in the Company's Form 10-K.

2.  Comprehensive Income

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is generally defined as all changes in shareholder's equity exclusive of transactions with owners. SFAS 130 requires the disclosure of comprehensive income and its components. The Company has chosen to disclose other comprehensive income in the Statement of Changes in Shareholder's Equity. Comprehensive income amounted to $4,795,000 and $4,105,000 for the three months ended March 31, 1999 and 1998, respectively.

3.  Derivative Instruments and Hedging Activities

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

           Kenneth Cole Productions, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows
                             (Unaudited)

4.  Segment Information

  Financial  information of the Company's reportable segments  is  as follows (in thousands):
                                             Three Months Ended
                                               March 31, 1999
                                           Consumer
                               Wholesale    Direct     Licensing    Totals
Revenues from external
 customers                     $ 43,403    $ 20,134    $  2,506     $ 66,043
Intersegment revenues             5,974                                5,974
Segment income before
 provision for income taxes       6,353       2,686       2,021       11,060
Segment assets                   73,473      29,624         820      103,917

                                             Three Months Ended
                                               March 31, 1998
                                           Consumer
                               Wholesale    Direct     Licensing    Totals
Revenues from external
 customers                     $ 39,216    $ 12,813    $  1,656     $ 53,685
Intersegment revenues             5,392                                5,392
Segment income before
 provision for income taxes       6,675       1,198       1,229        9,102
Segment assets                   63,280      23,428       1,441       88,149

The  reconciliation  of  the Company's reportable  segment  revenues, profit and loss, and assets are as follows (in thousands):
                                          Three Months Ended
                                    March 31, 1999  March 31, 1998
Revenues
Revenues for external customers          $ 66,043    $ 53,685
Intersegment revenues                       5,974       5,392
Elimination of intersegment revenues       (5,974)     (5,392)
                                         --------    --------
   Total consolidated revenues           $ 66,043    $ 53,685
                                         ========    ========
Income
Total profit for reportable segments     $ 11,060    $   9,102
Elimination of intersegment profit         (2,101)      (1,373)
Unallocated corporate overhead             (1,009)        (964)
                                         --------    ---------
    Total income before income taxes     $  7,950    $   6,765
                                         ========    =========
Assets
Total assets for reportable segments     $103,917    $  88,149
Elimination of inventory profit
  in consolidation                         (1,781)      (1,211)
                                         --------    ---------
   Total consolidated assets             $102,136    $  86,938
                                         ========    =========

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Results of Operations

     The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net sales for the quarter ended March 31, 1999 and March 31, 1998.

                                         Three Months Ended
                                              March 31,
                                        1999            1998
Net sales                          63,533   96.2%     52,029    96.9%
Licensing revenue                   2,510    3.8       1,656     3.1
Net revenue                        66,043  100.0      53,685   100.0
Gross profit                       29,447   44.6      23,585    43.9
Selling, general and
  administrative expenses          21,596   32.7      16,926    31.5
Operating income                    7,851   11.9       6,659    12.4
Interest income, net                   99     .1         106      .2
Income before income taxes          7,950   12.0       6,765    12.6
Income tax expense                  3,220    4.8       2,672     5.0
Net income                          4,730    7.2       4,093     7.6

Three Months Ended March 31,1999 Compared to Three Months Ended March
31,1998

     Consolidated net revenues increased 23.0% to $66.0 million for the three months ended March 31, 1999 compared to $53.7 million for the three months ended March 31, 1998. This increase is primarily due to volume increases in the Company's Consumer Direct and Licensing business segments.

     Wholesale net sales (including sales to its Consumer Direct business segment) increased $4.8 million or 10.7% for the three months ended March 31, 1999 to $49.4 million from $44.6 million for the three months ended March 31, 1998. This increase is primarily attributable to an increase in sales of mens footwear and Kenneth Cole Reaction women's footwear, which increased approximately 70%, partially offset by a reduction in sales of the Company's other women's footwear product lines. The overall increase is due to increased sales to new and existing customers due to continued growing consumer acceptance of Kenneth Cole New York as a premier lifestyle brand.

     Net sales in the Company's Consumer Direct segment increased $7.3 million or 57.1% to $20.1 million for the three months ended March 31, 1999 compared to $12.8 million for the three months ended March 31, 1998. The improvement in net sales is due to the increase in number of stores as well as a comparable stores sales increase of 17.3%. Retail stores opened since March 31, 1998 contributed $5.1 million of net sales during the three month period ended March 31, 1999. The Company believes that its retail stores convey the image of the Company and seamlessly showcase both Company and licensee products and that this comprehensive presentation reinforces the Kenneth Cole lifestyle brand, thereby increasing consumer demand and awareness.
     Licensing revenue increased 51.6% to $2.5 million for the three months ended March 31, 1999 from $1.7 million for the three months ended March 31, 1998. This increase primarily reflects the incremental revenues in sales of existing licensees.

     Consolidated gross profit as a percentage of net revenue increased to 44.6% for the three months ended March 31, 1999 from 43.9% for the comparable period last year. The Company's wholesale gross profit (including gross profit on sales to the Consumer Direct segment) increased 10.0% to $17.0 million (34.4% of net wholesale sales) for the three months ended March 31, 1999 from $15.4 million (34.6% of net wholesale sales) for the three months ended March 31, 1998. Wholesale gross profit as a percentage of net wholesale revenues decreased nominally as a result of lower gross margins on sales of womens' footwear due to a very challenging women's retail enviroment.

     The Consumer Direct segment's gross profit percentage was 51.8% for the three months ended March 31, 1999 compared with 50.3% for the comparable period last year. The increase in Consumer Direct gross profit percentage was attributable to higher initial mark-ups and lower markdowns as a percentage of sales. Since the Consumer Direct gross profit percentage is significantly higher than the Company's Wholesale gross profit percentage, as sales of the Consumer Direct segment represent a larger percentage of consolidated net revenues, the consolidated gross profit percentage increases. Net sales from the Consumer Direct segment were 30.5% of net consolidated revenue for the three months ended March 31, 1999 compared to 23.9% for the three months ended March 31, 1998.

     Licensing revenue, which has no associated cost of goods sold, increased as a percentage of net revenues to 3.8% for the three months ended March 31, 1999 compared to 3.0% for the three months ended March 31, 1998.

     Selling, general and administrative expenses, including shipping and warehousing, increased 27.6% to $21.6 million (or 32.7% of net revenues) for the three months ended March 31, 1999 from $16.9 million (or 31.5% of net revenues) for the three months ended March 31, 1998. The increase was primarily attributable to the Company's marketing and public relations expenditures to build the Company's brands and promote the Kenneth Cole lifestyle image and the expansion of the Company's Consumer Direct segment. The increase as a percentage of net revenues is due to the growth in the number of the Company's retail and outlet stores, which operate at a higher cost structure than its Wholesale segment.

      The Company's provision for income taxes has increased to 40.5% of income before taxes for the three month period ended March 31, 1999 from 39.5% in the corresponding period last year. The increase is due to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.

     As a result of the foregoing, operating income increased 17.9% for the three months ended March 31, 1999 to $7.9 million (11.9% of net revenue) from $6.7 million (12.4% of net revenue) for the three months ended March 31, 1998.

Liquidity and Capital Resources

     The Company uses cash from operations and borrowings under its line of credit as the primary sources of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances. Cash used by operating activities was $7.9 million for the three months ended March 31, 1999, compared to $1.4 million used in operating activities for the three months ended March 31, 1998. The increase in cash flow used in operations is primarily attributable to the timing of customer receipts and the payment of trade accounts payable. At March 31, 1999 and December 31, 1998 working capital was $62.9 million and $56.6 million, respectively.

     The Company currently has a line of credit which allows for borrowings and letter of credits up to a maximum of $25.0 million to finance working capital requirements. Open letters of credit in the amount of $.5 million reduced the amount available under the line of credit from $25.0 million to $24.5 million at March 31, 1999.

     Capital expenditures totaled approximately $.4 million and $1.3 million for the three months ended March 31, 1999 and 1998, respectively. Expenditures on furniture, fixtures and leasehold improvements for new retail store openings and expansions were approximately $.3 million and $1.0 million for the three months ended March 31, 1999 and March 31, 1998, respectively. The remaining expenditures were primarily for leasehold improvements, information systems, and equipment for the Company's offices and warehouse.

     The Company entered into a 15-year lease, which over the next five year period, will provide the Company with approximately 120,000 square feet of office space, enabling it to relocate its corporate headquarters within New York City. The Company is currently evaluating the capital expenditure requirements associated with this move.

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

     Phase III - Remediation or replacement of non-compliant systems. This phase involves creating plans, providing necessary resources and executing remedial strategies. The Company's critical systems are being replaced with newer advanced systems that are already Year 2000 compliant. The Company's financial systems were implemented effective January 1, 1999. The wholesale selling and distribution system is warranteed as Year 2000 compliant and is scheduled to be tested during the second quarter of 1999, and implemented at the close of the quarter.

       Phase IV - Testing of systems and components following replacement. This phase includes testing functionality and system compliance. Of the Company's information systems, the financial, warehousing and EDI systems currently in-place have been tested and are Year 2000 compliant. The Company's retail systems, which are run by a third party provider, have been warranteed as Year 2000 compliant and the Company's point-of-sale and credit card processing have been successfully tested. The Company is working with its wholesale and distribution systems software provider to program enhanced functionality designed specifically for fashion footwear businesses. However, the existing standard base system is Year 2000 compliant and is capable of running the Company's business. The updated system is planned to be implemented at the close of the second quarter of 1999.



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

     The Company does not expect the costs associated with its Year 2000 efforts to be material to the Company's financial condition or results of operations. The total cost of purchasing and implementing the new information systems, including addressing the Year 2000 problem is estimated at $2.0 million, of which approximately $675,000 has been expensed to date and $1.0 million spent on new software and hardware. The Company's cost estimates do not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 compliant. The costs of the Year 2000 project are being funded through both leasing arrangements and operating cash flows.

     The Company believes that it will be able to satisfy its cash requirements for 1999, including requirements for its retail expansion, new corporate office space and information systems improvements, primarily with cash flow from operations, supplemented by borrowings under its line of credit.


Important Factors Relating to Forward Looking Statements

     This report contains certain forward looking statements, as defined in The Private Securities Litigation Reform Act of 1994, with respect to cash flows from operation, market risks and Year 2000 issues. The forward-looking statements contained in the Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-Q will be realized or that actual results will not be significantly higher or lower.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


     The Company does not believe it has a material exposure to market risk. The Company is primarily exposed to currency exchange-rate risks with respect to its inventory transactions denominated in Italian Lira and Spanish Pesetas, both of which have been converted to the Euro effective January 1, 1999. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated  in  foreign  currencies may  be  adversely  affected  by changes in currency rates. The Company manages these risks by utilizing foreign exchange contracts. The Company does not enter into foreign currency transactions for speculative purposes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. A two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's projected 1999 and 1998 net income.

                     Part II - OTHER INFORMATION

Item 1.    Legal Proceedings.   None

Item 2.    Changes in Securities and Use of Proceeds. None

Item 3.    Defaults Upon Senior Securities. None

Item 4.    Submission of Matters to a Vote of Security Holders.  None

Item 5.    Other Information. None

Item 6.    Exhibits and Reports on Form 8-K.

          (a) Exhibits:

                27.01 Financial Data Schedule.

          (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kenneth Cole Productions, Inc.
                                             Registrant




May 10, 1999                            /s/ STANLEY A. MAYER
                                        Stanley A. Mayer
                                        Executive Vice President and
                                        Chief Financial Officer

                          INDEX OF EXHIBITS


                                                         Sequential
Exhibit Number          Description                        Page No.

27.01                    Financial Data Schedule            18