Form 10-Q
period 1999-06-30
COLE KENNETH PRODUCTIONS INC
filed 1999-08-13
CIK 921691

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 1-13082
                                                -------

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

        Registrant's telephone number, including area code (212) 265-1500
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                                          August 10, 1999
                 -----                                          ---------------

Class A Common Stock ( $.01 par value)                             7,329,171
Class B Common Stock ( $.01 par value)                             5,785,398

                         Kenneth Cole Productions, Inc.
                                  Index to 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets as of June 30, 1999 and December 31,
        1998............... ...................................................3

        Consolidated Statements of Income for the three and six month periods ended June 30, 1999 and 1998 ..................................5

        Consolidated Statement of Changes in Shareholders' Equity for the
        six month period ended June 30, 1999...................................6

        Consolidated Statements of Cash Flows for the six month periods ended June 30, 1999 and 1998...........................................7

        Notes to Consolidated Financial Statements ............................8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................12

Item 3. Quantitative and Qualitative Disclosure about Market Risk.............18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................18

Item 2. Changes in Securities and Use of Proceeds.............................18

Item 3. Defaults Upon Senior Securities.......................................18

Item 4. Submission of Matters to a Vote of Security Holders...................18

Item 5. Other Information.....................................................19

Item 6. Exhibits and Reports on Form 8-K......................................19

Signatures....................................................................20

                 Kenneth Cole Productions, Inc. and Subsidiaries

                           Consolidated Balance Sheets

Part I. Financial Information
Item 1.  Financial Statements

                                                                     June 30,     December 31,
                                                                       1999           1998
                                                                  ---------------------------
                                                                   (Unaudited)
Assets
Current assets:
   Cash                                                           $ 17,600,000   $ 13,824,000
   Due from factors                                                 26,005,000     19,552,000
   Accounts receivable, net                                          2,767,000      4,874,000
   Inventories                                                      38,901,000     32,957,000
   Prepaid expenses and other current assets                           596,000      1,735,000
   Deferred taxes                                                      718,000        718,000
                                                                  ---------------------------
Total current assets                                                86,587,000     73,660,000

Property and equipment - at cost, less accumulated depreciation     18,399,000     16,171,000


Other assets:
    Deposits and deferred taxes                                      2,814,000      3,106,000
    Deferred compensation plan assets                                5,804,000      3,743,000
                                                                  ---------------------------
Total other assets                                                   8,618,000      6,849,000
                                                                  ---------------------------

Total assets                                                      $113,604,000   $ 96,680,000
                                                                  ===========================

          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                                                               June 30,      December 31,
                                                                 1999            1998
                                                            ------------------------------
                                                             (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                         $  17,039,000    $  10,644,000
   Accrued expenses and other current liabilities               4,638,000        4,634,000
   Income taxes payable                                           200,000        1,738,000
                                                            ------------------------------
Total current liabilities                                      21,877,000       17,016,000
                                                            ------------------------------

Deferred compensation                                           5,804,000        3,743,000
Other                                                           2,873,000        2,232,000

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $1.00, 1,000,000 shares
     Authorized, none outstanding
   Class A common stock, par value $.01,
     20,000,000 shares authorized, 7,665,336, and
     7,609,697 issued in 1999 and 1998                             77,000           76,000
   Class B common stock, par value $.01,
     6,000,000 shares authorized, 5,785,398
     outstanding in 1999 and 1998                                  58,000           58,000
   Additional paid-in capital                                  23,214,000       22,284,000
   Accumulated other comprehensive income                         203,000           74,000
   Retained earnings                                           64,466,000       56,165,000
                                                            ------------------------------
                                                               88,018,000       78,657,000
   Class A Common Stock in treasury, at cost,
     350,000 shares                                            (4,968,000)      (4,968,000)
                                                            ------------------------------
Total shareholders' equity                                     83,050,000       73,689,000
                                                            ------------------------------

Total liabilities and shareholders' equity                  $ 113,604,000    $  96,680,000
                                                            ==============================

          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                        Consolidated Statements of Income
                                   (Unaudited)

                                  Three Months Ended            Six Months Ended
                                       June 30,                      June 30,
                             ---------------------------   ---------------------------
                                 1999           1998           1999           1998
                             ---------------------------   ---------------------------
Net sales                    $ 62,269,000   $ 48,331,000   $125,802,000   $100,360,000
Licensing revenue               3,048,000      1,791,000      5,558,000      3,447,000
                             ---------------------------   ---------------------------
Net revenue                    65,317,000     50,122,000    131,360,000    103,807,000
Cost of goods sold             36,648,000     28,957,000     73,244,000     59,057,000
Gross profit                   28,669,000     21,165,000     58,116,000     44,750,000

Selling, general and
   administrative expenses     22,823,000     17,157,000     44,419,000     34,083,000
                             ---------------------------   ---------------------------
Operating income                5,846,000      4,008,000     13,697,000     10,667,000
Interest income, net              156,000        126,000        255,000        232,000
                             ---------------------------   ---------------------------
Income before provision
   for income taxes             6,002,000      4,134,000     13,952,000     10,899,000
Provision for income taxes      2,431,000      1,633,000      5,651,000      4,305,000
                             ===========================   ===========================
Net income                   $  3,571,000   $  2,501,000   $  8,301,000   $  6,594,000
                             ===========================   ===========================

Earnings per share:
      Basic                  $        .27   $        .19   $        .63   $        .50
      Diluted                $        .26   $        .18   $        .61   $        .48
Shares used to compute
earnings per share:
      Basic                    13,086,000     13,345,000     13,073,000     13,287,000
      Diluted                  13,700,000     13,874,000     13,600,000     13,858,000

          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                        Class A             Class B
                     Common Stock         Common Stock                 Accumulated                  Treasury Stock
                     ------------         ------------    Additional      Other                     --------------
                   Number               Number              Paid-in   Comprehensive   Retained  Number of
                  of shares   Amount  of shares   Amount    Capital       Income      Earnings    Shares       Amount       Total
                  ---------   ------  ---------   ------    -------       ------      --------    ------       ------       -----
Shareholders'
 equity
 January 1, 1999  7,609,697  $76,000  5,785,398  $58,000  $22,284,000     $74,000   $56,165,000  (350,000)  $(4,968,000) $73,689,000

Net income                                                                            8,301,000                            8,301,000

Foreign currency
 Translation
 adjustments                                                              129,000                                            129,000
                                                                                                                             -------
Comprehensive
 income                                                                                                                    8,430,000

Exercise of stock
 options,
 including tax
 benefit             55,639    1,000                          930,000                                                        931,000
                  ------------------------------------------------------------------------------------------------------------------

Shareholders'
 equity
 June 30, 1999    7,665,336  $77,000  5,785,398  $58,000  $23,214,000    $203,000   $64,466,000  (350,000)  $(4,968,000) $83,050,000
                  ==================================================================================================================

          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                            1999            1998
                                                                        ----------------------------
Cash flows from operating activities
Net income                                                              $  8,301,000    $  6,594,000
Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities:
     Depreciation and amortization                                         1,704,000       1,451,000
     Unrealized gain on deferred compensation                               (799,000)       (481,000)
     Provision for bad debts                                                 715,000          55,000
     Changes in assets and liabilities:
       (Increase) decrease in due from factors                            (6,453,000)      2,046,000
       Decrease (increase) in accounts receivable                          1,392,000      (1,662,000)
       Increase in inventories                                            (5,944,000)     (8,333,000)
       Decrease (increase) in prepaid expenses & other current assets      1,139,000        (127,000)
       Increase in other assets                                             (970,000)     (1,099,000)
       Increase in accounts payable                                        6,395,000       6,481,000
       Decrease in income taxes payable                                   (1,215,000)       (277,000)
       Decrease in accrued expenses and other current liabilities             (3,000)       (441,000)
       Increase in other non-current liabilities                           2,791,000       1,517,000
                                                                        ----------------------------
Net cash provided by operating activities                                  7,053,000       5,724,000
Cash flows from investing activities
Acquisition of property and equipment, net                                (3,932,000)     (2,497,000)
                                                                        ----------------------------
Net cash used in investing activities                                     (3,932,000)     (2,497,000)
Cash flows from financing activities
Proceeds from exercise of stock options                                      608,000       1,258,000
Principal payments on capital lease obligations                              (82,000)
                                                                        ----------------------------
Net cash provided by financing activities                                    526,000       1,258,000
Effect of exchange rate changes on cash                                      129,000         (26,000)
                                                                        ----------------------------
Net increase in cash                                                       3,776,000       4,459,000
Cash, beginning of period                                                 13,824,000       8,803,000
                                                                        ----------------------------
Cash, end of period                                                     $ 17,600,000    $ 13,262,000
                                                                        ============================
Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest                                                             $     67,000    $     21,000
   Income taxes                                                         $  6,867,000    $  4,581,000

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

      Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

      The consolidated balance sheet at December 31, 1998, as presented, was derived from the audited financial statements as of December 31, 1998 included in the Company's Form 10-K.

2. Comprehensive Income

      Comprehensive income amounted to $8,430,000 and $6,568,000 for the six month periods ended June 30, 1999 and 1998, respectively. Comprehensive income for the three month periods ended June 30, 1999 and 1998 amounted to $3,635,000 and $2,463,000, respectively.

3. Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133") which the Company expects to adopt on January 1, 2001. This Statement requires all derivatives to be recorded in the balance sheet at fair value and establishes special accounting for three different types of hedges. The Company, based on its current hedging activities, does not expect the adoption of SFAS 133 to have a material effect on the earnings and financial position of the Company.

                 Kenneth Cole Productions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4. Segment Information

The Company has three segments: Wholesale, Consumer Direct and Licensing. The Company evaluates segment performance and allocates resources to segments based on segment income before taxes. Intercompany profit on intersegment sales between wholesale and Consumer Direct is eliminated in consolidation.

      Financial information of the Company's reportable segments is as follows (in thousands):

                                                   Three Months Ended                          Six Months Ended
                                                     June 30, 1999                               June 30, 1999
                                                     -------------                               -------------
                                                 Consumer                                     Consumer
                                     Wholesale    Direct   Licensing    Totals   Wholesale     Direct    Licensing    Totals
                                     ------------------------------------------  --------------------------------------------
Revenues from external customers      $ 38,349   $ 23,931   $  3,037   $ 65,317   $ 81,752   $  44,065   $   5,543   $131,360
Intersegment revenues                    4,681                            4,681     10,655                             10,655
Segment income before provision for
   Income taxes                          2,334      3,628      2,510      8,472      8,635       6,315       4,582     19,532
Segment assets                          86,148     28,328        881    115,357

                                                   Three Months Ended                          Six Months Ended
                                                     June 30, 1998                               June 30, 1998
                                                     -------------                               -------------
                                                 Consumer                                     Consumer
                                     Wholesale    Direct   Licensing    Totals   Wholesale     Direct    Licensing    Totals
                                     ------------------------------------------  --------------------------------------------
Revenues from external customers      $ 32,935   $ 15,396   $  1,791   $ 50,122   $ 72,151   $  28,210   $   3,446   $103,807
Intersegment revenues                    4,441                            4,441      9,834                              9,834
Segment income before provision for
   Income taxes                          4,115      1,439        798      6,352     10,791       2,668       1,397     14,856
Segment assets                          71,749     21,657      1,016     94,422

                 Kenneth Cole Productions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):

                                                          Three Months Ended                  Six Months Ended
                                                    June 30, 1999    June 30, 1998    June 30, 1999     June 30, 1998
                                                    -------------    -------------    -------------     -------------
Revenues
Revenues for external customers                       $   65,317       $   50,122       $  131,360       $  103,807
Intersegment revenues                                      4,681            4,441           10,655            9,834
Elimination of intersegment revenues                      (4,681)          (4,441)         (10,655)          (9,834)
                                                      ----------       ----------       ----------       ----------
   Total consolidated revenues                        $   65,317       $   50,122       $  131,360       $  103,807
                                                      ==========       ==========       ==========       ==========

Income
Total profit for reportable segments                  $    8,472       $    6,352       $   19,532       $   14,856
Elimination of intersegment profit and
  unallocated corporate overhead                           2,470            2,218            5,580            3,957
                                                      ----------       ----------       ----------       ----------
   Total income before income taxes                   $    6,002       $    4,134       $   13,952       $   10,899
                                                      ==========       ==========       ==========       ==========

Assets
Total assets for reportable segments                  $  115,357       $   94,422
Elimination of inventory profit in consolidation          (1,753)          (1,401)
                                                      ----------       ----------
   Total consolidated assets                          $  113,604       $   93,021
                                                      ==========       ==========

                 Kenneth Cole Productions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5. Subsequent Event

      On July 20, 1999, the Company and Liz Claiborne entered into a multi-brand initiative to launch Kenneth Cole Productions, Inc. into the women's apparel market under an exclusive womenswear license agreement. In addition, Liz Claiborne agreed with the Company to purchase one million shares of Kenneth Cole Productions, Inc. Class A Common Stock, par value $.01 per share, at a price of $29.00 per share. The transaction is subject to review under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and is expected to close in the third quarter. The Company filed Form 8-K with the Securities and Exchange Commission on July 29, 1999 with regard to this transaction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenue for the three and six months ended June 30, 1999 and June 30, 1998.

                                   Three Months Ended                 Six Months Ended
                                         June 30,                          June 30,
                                  1999             1998             1999             1998
                            --------------------------------  ----------------------------------
Net sales                    62,269   95.3%   48,331   96.4%   125,802   95.8%  100,360    96.7%

Licensing revenue             3,048    4.7     1,791    3.6      5,558    4.2     3,447     3.3
Net revenue                  65,317  100.0    50,122  100.0    131,360  100.0   103,807   100.0
Gross profit                 28,669   43.9    21,165   42.2     58,116   44.2    44,750    43.1
Selling, general
& administrative expenses    22,823   34.9    17,157   34.2     44,419   33.8    34,083    32.8
Operating income              5,846    9.0     4,008    8.0     13,697   10.4    10,667    10.3
Interest income, net            156    0.2       126    0.2        255    0.2       232     0.2
Income before income taxes    6,002    9.2     4,134    8.2     13,952   10.6    10,899    10.5
Income tax expense            2,431    3.7     1,633    3.2      5,651    4.3     4,305     4.1
Net income                    3,571    5.5     2,501    5.0      8,301    6.3     6,594     6.4

Three Months Ended June 30,1999 Compared to Three Months Ended June 30,1998

      Consolidated net revenues increased 30.3% to $65.3 million for the three months ended June 30, 1999 compared to $50.1 million for the three months ended June 30, 1998.

      Wholesale net sales (including sales to its Consumer Direct business segment) increased $5.7 million or 15.1% for the three months ended June 30, 1999 to $43.0 million from $37.4 million for the three months ended June 30, 1998. This increase is primarily attributable to an increase in sales of men's footwear and Kenneth Cole Reaction women's footwear. The overall increase is due to increased sales to new and existing customers from the continuous growing consumer acceptance of Kenneth Cole New York as a premier lifestyle brand.

      Net sales in the Company's Consumer Direct segment increased $8.5 million or 55.4% to $23.9 million for the three months ended June 30, 1999 compared to $15.4 million for the three months ended June 30, 1998. The improvement in net sales is due to the increase in number of stores as well as a comparable stores sales increase of 16.0%. Retail stores opened subsequent to June 30, 1998 contributed $6.4 million of net sales during the three-month period ended June 30, 1999. The Company believes that its retail stores convey the image of the Company and seamlessly showcase both Company and licensee products and that this comprehensive presentation reinforces the Kenneth Cole lifestyle brand, thereby increasing consumer demand and awareness.

      Consolidated gross profit as a percentage of net revenue increased to 43.9% for the three months ended June 30, 1999 from 42.2% for the comparable period last year. This increase is primarily due to the increased proportion of revenue from the Consumer Direct and Licensing segments, each of which produces substantially higher margins than the Company's consolidated gross profit percentages. Partially offsetting this increase were slightly lower wholesale margins on sales of certain women's footwear. Net sales from the Consumer Direct segment were 36.6% of net consolidated revenue for the three months ended June 30, 1999 compared to 30.7% for the three months ended June 30, 1998.

      Licensing revenue increased 70.2% to $3.0 million for the three months ended June 30, 1999 from $1.8 million for the three months ended June 30, 1998. This increase primarily reflects the incremental revenues associated with increased sales of existing licensed products. Licensing revenue, which has no associated cost of goods sold, increased as a percentage of net revenues to 4.7% for the three months ended June 30, 1999 compared to 3.6% for the three months ended June 30, 1998.

      Selling, general and administrative expenses, including shipping and warehousing, increased 33.0% to $22.8 million (or 34.9% of net revenues) for the three months ended June 30, 1999 from $17.2 million (or 34.2% of net revenues) for the three months ended June 30, 1998. The increase as a percentage of net revenues continues to be the result of the increase in retail and outlet stores, which carry a higher expense level as a percentage of sales than that of the wholesale segment. In addition, the Company increased its marketing expenditures to build the Company's brands and promote the Kenneth Cole lifestyle image and the expansion of the Company's Consumer Direct segment.

      The Company's effective tax rate has increased to 40.5% for the three month period ended March 31, 1999 from 39.5% in the corresponding period last year. The increase is due to the relative level of earnings in the various state and local taxing jurisdictions to which the Company's earnings are subject.

      As a result of the foregoing, operating income increased 45.9% for the three months ended June 30, 1999 to $5.8 million (9.0% of net revenue) from $4.0 million (8.0% of net revenue) for the three months ended June 30, 1998.

Six months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

      Consolidated net revenues increased 26.5% to $131.4 million for the six months ended June 30, 1999 compared to $103.8 million for the six months ended June 30, 1998. This increase is primarily due to volume increases in each of the Company's operating segments: Wholesale, Consumer Direct and Licensing.

      Wholesale net sales (including sales to its Consumer Direct business segment) increased $10.4 million or 12.7% for the six months ended June 30, 1999 to $92.4 million from $82.0 million for the six months ended June 30, 1998. This increase is primarily attributable to an increase in sales of men's footwear, Kenneth Cole Reaction women's footwear and increased sales of handbags. The overall increase is due to increased sales by new and existing customers due a continued growing consumer acceptance of Kenneth Cole New York as a premier lifestyle brand.

      Net sales in the Company's Consumer Direct segment increased $15.8 million or 56.1% to $44.1 million for the six months ended June 30, 1999 compared to $28.2 million for the six months ended June 30, 1998. The improvement in net sales is due to the increase in the number of stores as well as a comparable store sales increase of 16.6%. Retail stores opened since June 30, 1998 contributed $11.2 million of net sales during the six-month period ended June 30, 1999. The Company believes that its retail stores convey the image of the Company and seamlessly showcase both Company and licensee products and that this comprehensive presentation reinforces the Kenneth Cole lifestyle brand, thereby increasing consumer demand and awareness.

      Licensing revenue increased 61.2% to $5.6 million for the six months ended June 30, 1999 from $3.4 million for the six months ended June 30, 1998. This increase primarily reflects the incremental revenues in sales of existing licensees. Licensing revenue increased as a percentage of the net revenues to 4.2% of the six months ended June 30, 1999 compared to 3.3% for the six months ended June 30, 1998.

      Consolidated gross profit as a percentage of net revenue increased to 44.2% for the six months ended June 30, 1999 from 43.1 %for the comparable period last year. Because the Consumer Direct gross profit percentage is significantly higher than the Company's Wholesale gross profit percentage, as sales of the Consumer Direct segment represent larger percentage of consolidated net revenues, the consolidated gross profit percentage increases. Net sales from the Consumer Direct segment were 33.5% of net consolidated revenue for the six months ended June 30, 1999 compared to 27.2% for the six months ended June 30, 1998.

      Selling, general and administrative expenses, including shipping and warehousing, increased 30.3% to $44.4 million (or 33.8% of net revenues) for the six months ended June 30, 1999 from the $34.1 million (or 32.8% of net revenues) for the six months ended June 30, 1998. The increase was primarily attributable to the Company's marketing and public relations expenditures to build the Company's bands and promote the Kenneth Cole lifestyle image, the expansion of the Company's Consumer Direct segment, and the Company's ongoing efforts to enhance its information systems. The increase as a percentage of net revenues is due to the growth in the number of the Company's retail and outlet stores, which operate at a higher cost structure that its Wholesale segment.

      The Company's effective tax rate increased to 40.5% for the six month period ended June 30, 1999 from 39.5% in the corresponding period last year. The increase is due to the relative level of earnings in the various state and local taxing jurisdictions to which the Company's earnings are subject.

      As a result of the foregoing, operating income increased 28.4% for the six months ended June 30, 1999 to $13.7 million (10.4% of net revenue) from $10.7 million (10.3% of net revenue) for the six months ended June 30, 1998.

Liquidity and Capital Resources

      The Company uses cash from operations and borrowings under its line of credit as the primary sources of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances. Cash provided by operating activities was $7.1 million for the six months ended June 30, 1999, compared to $5.7 million provided by operating activities for the six months ended June 30, 1998. The increase in cash flow used in operations is primarily attributable to the timing of payment of trade accounts payable, amounts due from factor and the increase in net income. At June 30, 1999 and December 31, 1998 working capital was $64.7 million and $56.6 million, respectively.

      The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25.0 million to finance working capital requirements. Open letters of credit in the amount of $1.2 million reduced the amount available under the line of credit from $25.0 million to $23.8 million at June 30, 1999.

      Capital expenditures totaled approximately $3.9 million and $2.8 million for the six months ended June 30, 1999 and 1998, respectively. Expenditures on furniture, fixtures and leasehold improvements for new retail store openings and expansions were approximately $3.5 million and $2.0 million for the six months ended June 30, 1999 and June 30, 1998, respectively. The remaining expenditures were primarily for information systems and equipment for the Company's warehouse.

      The Company entered into a 15-year lease, which over the next five year period, will provide the Company with approximately 120,000 square feet of office space, enabling it to relocate its corporate headquarters within New York City. The Company is currently evaluating the capital expenditure requirements associated with this move.

      The Company believes that it will be able to satisfy its cash requirements for the next year, including requirements for its retail expansion, new corporate office space and information systems improvements, primarily with cash flow from operations, the proceeds from the sale of one million shares of its Class A Common Stock to Liz Claiborne ($29.0 million) and, if necessary, with borrowings under its line of credit.

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

      During the six months ended June 30, 1999, the Company continued its comprehensive program to address the impact of the year 2000 on its operations in order to ensure that its computer systems properly recognize the calendar date 2000. This program included steps to make appropriate modifications to existing software as well as to implement the new financial and wholesale distribution systems.

      The Company's new financial/accounting systems went live during the first quarter and are currently being integrated with the new wholesale distribution systems. The Company plans on implementing the wholesale distribution systems during the third quarter.

      Of the Company's significant in-house information systems, the financial/accounting, warehousing and EDI systems currently in-place have been tested and are Year 2000 compliant. The Company's retail systems, which are run by a third party provider, and the Company's point-of-sale and credit card processing have been successfully tested and are Year 2000 compliant. With regard to the remaining system, wholesale distribution, the Company is working with its wholesale and distribution systems software provider to program enhanced functionality designed specifically for fashion footwear businesses. However, the existing standard base system is Year 2000 compliant and is capable of running the Company's business.

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

      Third-Party Relationships. In addition to addressing the Company's internal systems and equipment, the Company is communicating with significant suppliers, vendors and other third parties with whom the Company has a significant business relationship with, to determine their state of readiness with respect to Year 2000. To date, the Company is not aware of any third party with a Year 2000 issue that would materially impact the Company's results of operations. However, failure of significant suppliers, vendors or other third parties to timely address and remedy Year 2000 problems or to develop and effect appropriate contingency plans could have a material adverse effect on the Company's operations. Various fallback plans are being considered, including the use of electronic spreadsheets and manual work-arounds (e.g., written purchase orders and bulk distributions). In addition, the Company believes that the geographically disbursed nature of its business and its large supplier and vendor base mitigates such potential adverse effects.

      The Company does not expect the costs associated with its Year 2000 efforts to be material to the Company's financial condition or results of operations. The total cost of purchasing and implementing the new information systems, including addressing the Year 2000 problem is estimated at $2.0 to $2.5 million, of which approximately $700,000 has been expensed to date and $1.2 million capitalized on new software and hardware. The Company's cost estimates do not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 compliant. The costs of the Year 2000 project are being funded through both leasing arrangements and operating cash flows.

      The foregoing commentary should be considered to fall within the coverage of the "Safe Harbor Statement" under the Private Securities Litigation reform Act of 1995 included in this report.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Important Factors Relating to Forward Looking Statements

      This report contains certain forward looking statements, as defined in The Private Securities Litigation Reform Act of 1995, with respect to cash flows from operation, market risks and Year 2000 issues. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-Q will be realized or that actual results will not be significantly higher or lower.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company does not believe it has a material exposure to market risk. The Company is primarily exposed to currency exchange-rate risks with respect to its inventory transactions denominated in Italian Lira and Spanish Pesetas, both of which have been converted to the Euro effective January 1, 1999. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing foreign exchange contracts. The Company does not enter into foreign currency transactions for speculative purposes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's projected 1999 and 1998 net income.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders.

      (a) Kenneth Cole Productions, Inc. Annual Meeting of Shareholders was held on May 27, 1999.

      (b) Election of Directors - All nominees were elected through proxies solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement, and each of the nominees were elected to hold office until the next Annual Meeting of Shareholders.

      (c) Matters voted on at the Annual Meeting of Shareholders included the election of directors, amendment to the 1994 Employee Stock Option Plan, approval of the Kenneth Cole Productions, Inc.1999 Bonus Plan and the ratification of the selection of the independent public accountants.

      The results of the election of directors were as follows:

                                  For
                                  ---
      Paul Blum                   63,801,994
      Kenneth D. Cole             63,801,994
      Robert C. Grayson           63,801,994
      Denis F. Kelly               5,947,914
      Jeffrey G. Lynn              5,947,914
      Stanley A. Mayer            63,801,994

      Holders of 5,971,238 shares of Class A Common Stock and 5,785,398 shares of Class B Common Stock, constituting approximately 97.97% of the shares entitled to vote, were present in person or by proxy at the Annual Meeting of Shareholders. Each record holder of Class A Common Stock is entitled to one vote per share, and each record holder of Class B Common Stock is entitled to 10 votes per share. Holders of Class A Common Stock voted separately to elect Jeffrey G. Lynn and Denis Kelly.

      With regard to the amendment of the 1994 Employee Stock Option Plan, the results were as follows:

            FOR                   AGAINST                ABSTAIN
            ---                   -------                -------
         60,453,578              2,210,506                1,900

      With regard to the approval of the Kenneth Cole Productions, Inc. 1999 Bonus plan, the results were as follows:

            FOR                   AGAINST                ABSTAIN
            ---                   -------                -------
         63,793,964                29,344                 1,910

      With regard to the ratification of the appointment of Ernst & Young LLP as the independent certified public accountants, the results were as follows:

            FOR                   AGAINST                ABSTAIN
            ---                   -------                -------
         63,821,761                2,462                   995

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits:

            27.01 Financial Data Schedule.

      (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

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

                                               Kenneth Cole Productions, Inc.
                                               ------------------------------
                                                         Registrant


August 13, 1999                                /s/ STANLEY A. MAYER
                                               ------------------------------
                                               Stanley A. Mayer
                                               Executive Vice President and
                                               Chief Financial Officer

                                INDEX OF EXHIBITS

                                                               Sequential
Exhibit Number             Description                         Page No.
--------------             -----------                         --------

27.01                      Financial Data Schedule             22