Form 10-Q
period 1999-09-30
COLE KENNETH PRODUCTIONS INC
filed 1999-11-15
CIK 921691

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              Form 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999


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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                               November 10, 1999

     Class A Common Stock ( $.01 par value)             8,226,222
     Class B Common Stock ( $.01 par value)             5,785,398

                   Kenneth Cole Productions, Inc.
                         Index to Form 10-Q


Part I.    FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as of September 30,  1999 and
     December 31, 1998 ....................................................   3

     Condensed Consolidated Statements of Income for the three and nine month
     periods ended September 30, 1999 and 1998 ............................   5

     Condensed Consolidated Statement of Changes in Shareholders'Equity for the
     nine month period ended September 30, 1999.............................  6

     Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998......................................  7

     Notes to Condensed Consolidated Financial Statements...................  8

Item 2.Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................  12

Item 3. Quantitative and Qualitative Disclosure about Market Risk...........  17

Part II.  OTHER INFORMATION

Item 1.Legal Proceedings....................................................  18

Item 2.Changes in Securities and Use of Proceeds...........................   18

Item 3.Defaults Upon Senior Securities.....................................   18

Item 4.Submission of Matters to a Vote of Security Holders.................   18

Item 5.Other Information...................................................   18

Item 6.Exhibits and Reports on Form 8-K....................................   18

Signatures.................................................................   19

           Kenneth Cole Productions, Inc. and Subsidiaries

                Condensed Consolidated Balance Sheets


Part I. Financial Information
Item 1.  Financial Statements
                                                 September 30,   December 31,
                                                      1999           1998
                                                  (Unaudited)
Assets
Current assets:
Cash                                            $ 36,616,000     $ 13,824,000
Due from factor                                   40,965,000       19,552,000
Accounts receivable, net                           5,575,000        4,874,000
Inventories                                       39,160,000       32,957,000
Prepaid expenses and other current assets            782,000        1,735,000
Deferred income taxes                                718,000          718,000
                                                ------------     ------------
Total current assets                             123,816,000       73,660,000

Property and equipment - at cost, less            18,759,000       16,171,000
accumulated depreciation

Other assets:
Deposits and deferred income taxes                2,466,000         3,106,000
Deferred compensation plan assets                 5,682,000         3,743,000
                                               ------------      ------------
Total other assets                                8,148,000         6,849,000
                                               ------------      ------------
Total assets                                   $150,723,000      $ 96,680,000
                                               ============      ============

     See accompanying notes to condensed consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

          Condensed Consolidated Balance Sheets (continued)
                                                 September 30,    December 31,
                                                    1999             1998
                                                 (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                                $ 16,388,000     $ 10,644,000
Accrued expenses and other current liabilities     7,524,000        4,634,000
Income taxes payable                               1,634,000        1,738,000
                                                ------------     ------------
Total current liabilities                         25,546,000       17,016,000

Deferred compensation                              5,682,000        3,743,000
Other                                              3,227,000        2,232,000

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00, 1,000,000
 shares authorized, none outstanding
Class A common stock, par value $.01,
 20,000,000 shares authorized, 8,679,405
 and 7,609,697 issued in 1999 and 1998                87,000           76,000
Class B common stock, par value $.01,
 6,000,000 shares authorized, 5,785,398
 outstanding in 1999 and 1998                         58,000           58,000
Additional paid-in capital                        52,530,000       22,284,000
Accumulated other comprehensive income               199,000           74,000
Retained earnings                                 72,533,000       56,165,000
                                                ------------     ------------
                                                 125,407,000       78,657,000

Class A Common Stock in treasury, at cost,
 477,500 and 350,000 shares in 1999 and 1998      (9,139,000)      (4,968,000)
                                                ------------     ------------
Total shareholders' equity                       116,268,000       73,689,000
                                                ------------     ------------
Total liabilities and shareholders' equity      $150,723,000     $ 96,680,000
                                                ============     ============

     See accompanying notes to condensed consolidated financial statements.

               Kenneth Cole Productions, Inc. and Subsidiaries

                Condensed Consolidated Statements of Income
                               (Unaudited)

                           Three Months Ended             Nine Months Ended
                             September 30,                  September 30,
                           1999          1998             1999         1998
Net sales             $ 81,327,000  $ 62,010,000    $207,129,000  $162,370,000
Licensing revenue        4,226,000     2,294,000       9,784,000     5,741,000
                      ------------  ------------    ------------  ------------
Net revenue             85,553,000    64,304,000     216,913,000   168,111,000
Cost of goods sold      46,294,000    36,512,000     119,538,000    95,569,000
                      ------------  ------------    ------------  ------------
Gross profit            39,259,000    27,792,000      97,375,000    72,542,000

Selling, general and
administrative expenses 26,026,000    18,415,000      70,445,000    52,498,000
                      ------------  ------------    ------------  ------------
Operating income        13,233,000     9,377,000      26,930,000    20,044,000

Interest income, net      (325,000)      (96,000)       (580,000)     (328,000)
                      ------------  ------------    ------------  ------------
Income before provision
for income taxes        13,558,000     9,473,000      27,510,000    20,372,000

Provision for
income taxes             5,491,000     3,742,000      11,142,000     8,047,000
                      ------------  ------------    ------------  ------------
Net income            $  8,067,000  $  5,731,000    $ 16,368,000  $ 12,325,000
                      ============  ============    ============  ============

Earnings per share:
     Basic            $        .60  $        .43    $       1.24  $        .93
     Diluted          $        .57  $        .42    $       1.18  $        .90

Shares used to compute
 earnings per share:
     Basic              13,459,000    13,268,000      13,203,000    13,281,000
     Diluted            14,140,000    13,633,000      13,848,000    13,742,000

     See accompanying notes to condensed consolidated financial statements.

            Kenneth Cole Productions, Inc. and Subsidiaries
         Consolidated Statement of Changes in Shareholders' Equity
                             (Unaudited)
                               Class A             Class B
                            Common Stock         Common Stock        Additional
                           Number               Number                 Paid-in
                          of shares   Amount   of shares   Amount      Capital
Shareholders'equity
 January 1, 1999          7,609,697  $ 76,000  5,785,398  $ 58,000  $22,284,000

Net income

Foreign currency
 Translation
 adjustments

Comprehensive income

Exercise of stock options,
 including tax benefit       69,708     1,000                         1,256,000

Purchase of 127,500 shares
 of Class A Common Stock

Issuance of 1,000,000 shares
 of Class A Common Stock  1,000,000    10,000                        28,990,000
                          -----------------------------------------------------
Shareholders'equity
 September 30, 1999       8,679,405  $ 87,000  5,785,398  $ 58,000  $52,530,000
                          =====================================================

                    Accumulated
                       Other                     Treasury Stock
                  Comprenhensive  Retained     Number
                      Income      Earnings    of shares  Amount     Total
Shareholders' equity
 January 1, 1999     $ 74,000   $56,165,000 (350,000) $(4,968,000) $ 73,689,000

Net income                       16,368,000                          16,368,000

Foreign currency
 Translation
 adjustments          125,000                                           125,000
                                                                   ------------
Comprehensive income                                                 16,493,000

Exercise of stock options,
 including tax benefit                                                1,257,000

Purchase of 127,500 shares
 of Class A Common Stock                    (127,500)  (4,171,000)   (4,171,000)

Issuance of 1,000,000 shares
 of Class A Common Stock                                             29,000,000
                     ----------------------------------------------------------
Shareholders' equity
 September 30,1999   $199,000   $72,533,000 (477,500) $(9,139,000) $116,268,000
                     ==========================================================

     See accompanying notes to condensed consolidated financial statements.

                Kenneth Cole Productions, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                         1999         1998
Cash flows from operating activities:
Net income                                         $ 16,368,000   $ 12,325,000
Adjustments to reconcile net income to net cash
 Provided by (used in) operating activities:
  Depreciation and amortization                       2,548,000      2,171,000
  Unrealized gain on deferred compensation             (305,000)       (27,000)
  Provision for bad debts                               905,000        100,000
  Changes in assets and liabilities:
  Increase in due from factors                      (21,413,000)    (6,210,000)
  Increase in accounts receivable                    (1,606,000)    (1,211,000)
  Increase in inventories                            (6,203,000)   (13,034,000)
  Decrease in prepaid expenses & other
   current assets                                       953,000        421,000
  Increase in other assets                             (868,000)      (893,000)
  Increase in accounts payable                        5,744,000      2,346,000
  Increase in income taxes payable                      319,000      1,893,000
  Increase in accrued expenses and other
   current liabilities                                2,880,000         30,000
  Increase in other non-current liabilities           3,070,000      1,246,000
                                                   ------------   ------------
Net cash provided by (used in) operating activities   2,392,000       (843,000)

Cash flows from investing activities:
Acquisition of property and equipment, net           (5,262,000)    (4,162,000)
                                                   ------------   ------------
Net cash used in investing activities                (5,262,000)    (4,162,000)

Cash flows from financing activities:
Proceeds from revolving line of credit, net                            998,000
Proceeds from exercise of stock options                 834,000      1,500,000
Proceeds from issuance of stock                      29,000,000
Purchase of treasury stock                           (4,171,000)    (4,968,000)
Principal payments on capital lease obligations        (126,000)
                                                   ------------   ------------
Net cash provided by (used in) financing activities  25,537,000     (2,470,000)

Effect of exchange rate changes on cash                 125,000        (14,000)
                                                   ------------   ------------
Net increase (decrease) in cash                      22,792,000     (7,489,000)
Cash, beginning of period                            13,824,000      8,803,000
                                                   ------------   ------------
Cash, end of period                                $ 36,616,000   $  1,314,000
                                                   ============   ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest                                        $     22,000   $     23,000
   Income taxes                                    $ 10,821,000   $  6,154,000

      See accompanying notes to condensed consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                             (Unaudited)

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

     Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

     The  consolidated  balance  sheet  at  December  31,  1998,   as
presented, was derived from the audited financial statements as of December 31, 1998 included in the Company's Form 10-K.


2.  Comprehensive Income

     Comprehensive income amounted to $16,493,000 and $12,311,000 for the nine month periods ended September 30, 1999 and 1998, respectively. Comprehensive income for the three month periods ended September 30, 1999 and 1998 amounted to $8,063,000 and $5,743,000, respectively.


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

           Kenneth Cole Productions, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                             (Unaudited)
4.  Segment Information
The Company has three reportable segments: Wholesale, Consumer Direct and Licensing. The Company's reportable segments are business units that offer different products and services or similar products through different channels of distribution. The wholesale segment is comprised of design, sourcing and marketing a broad range of quality footwear and handbags for wholesale distribution. The consumer direct segment reflects the operations of all businesses doing business directly with retail consumers, including the Company's full price retail stores, outlet stores, catalog and e-commerce. The licensing segment consists of the operations of licensing the Company's trademarks for specific products in specified geographic regions. The Company evaluates segment performance and allocates resources to segments based on segment income before taxes. Intercompany profit on intersegment sales between wholesale and Consumer Direct is eliminated in consolidation.

  Financial  information of the Company's reportable segments  is  as follows (in thousands):
                                                Three Months Ended
                                                September 30, 1999
                                                Consumer
                                   Wholesale     Direct    Licensing   Totals
Revenues from external customers     56,056      25,280      4,217     85,553
Intersegment revenues                 7,361                             7,361
Segment income before provision
   for Income taxes                   9,716       3,787      3,586     17,089
Segment assets                      117,593      32,880      2,293    152,766

                                                Nine Months Ended
                                                September 30, 1999
                                                Consumer
                                   Wholesale     Direct    Licensing   Totals
Revenues from external customers    137,809      69,344      9,760    216,913
Intersegment revenues                18,016                            18,016
Segment income before provision
   for Income taxes                  18,351      10,102      8,168     36,621
Segment assets

                                             Three Months Ended
                                            September  30, 1998
                                                Consumer
                                   Wholesale     Direct    Licensing   Totals
Revenues from external customers    46,955      15,055      2,294      64,304
Intersegment revenues                5,143                              5,143
Segment income before provision
 for Income taxes                    8,315         987      2,178      11,480
Segment assets                      67,581      25,632      1,445      94,658

                                              Nine Months Ended
                                             September 30, 1999
                                                Consumer
                                   Wholesale     Direct    Licensing   Totals
Revenues from external customers   119,105      43,265      5,741     168,111
Intersegment revenues               14,977                             14,977
Segment income before provision
 for Income taxes                   19,105       2,383      4,846      26,334
Segment assets

</TABLE)


           Kenneth Cole Productions, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                             (Unaudited)


The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):


                             Three Months Ended          Nine Months Ended
                         September 30, September 30, September 30, September 30,
                             1999          1998          1999          1998
Revenues
Revenues for external
 customers               $   85,553    $   64,304    $  216,913    $  168,111
Intersegment revenues         7,361         5,143        18,016        14,977
Elimination of intersegment
 revenues                    (7,361)       (5,143)      (18,016)      (14,977)
                         ----------    ----------    ----------    ----------
Total consolidated
 revenues                $   85,553    $   64,304    $  216,913    $  168,111
                         ==========    ==========    ==========    ==========
Income
Total profit for
 reportable segments     $   17,089    $   11,480    $   36,621    $   26,334
Elimination of intersegment
 profit and unallocated
 corporate overhead          (3,531)       (2,007)       (9,111)       (5,962)
                         ----------    ----------    ----------    ----------
Total income before
 income taxes            $   13,558    $    9,473    $   27,510    $   20,372
                         ==========    ==========    ==========    ==========
Assets
Total  assets for
 reportable segments        152,766        94,658
Elimination of inventory
profit in consolidation      (2,043)       (1,387)
                         ----------    ----------
Total consolidated assets$  150,723    $   93,271
                         ==========    ==========

         Kenneth Cole Productions, Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)



5.  Shareholders' Equity

     On July 20, 1999, the Company and Liz Claiborne entered into a multi-brand initiative to launch Kenneth Cole Productions, Inc. into the women's apparel market under an exclusive womenswear license agreement. Simultaneously therewith, Liz Claiborne agreed to purchase one million shares of Kenneth Cole Productions, Inc. Class A Common Stock, par value $.01 per share, at a price of $29.00 per share. The shares were issued on August 23, 1999.

      In August 1999, the Board of Directors of the Company authorized management to repurchase, from time to time, up to one million shares of the Company's Class A Common Stock.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenue for the three and nine months ended
September 30, 1999 and September 30, 1998.

                     Three Months Ended                Nine Months Ended
                        September 30,                    September 30,
                    1999           1998              1999           1998
Net sales     $81,327  95.1%  $62,010  96.4%   $207,129  95.5%  $162,370  96.6%
Licensing
 revenue        4,226   4.9     2,294   3.6       9,784   4.5      5,741   3.4
Net revenue    85,553 100.0    64,304 100.0     216,913 100.0    168,111 100.0
Gross profit   39,259  45.9    27,792  43.2      97,375  44.9     72,542  43.1
Selling, general
 & administrative
 expenses      26,026  30.4    18,415  28.6      70,445  32.5     52,498  31.2
Operating
 income        13,233  15.5     9,377  14.6      26,930  12.4     20,044  11.9
Interest
 income, net     (325)  (.3)      (96)  (.1)       (580)  (.3)      (328)  (.2)
Income before
 income taxes  13,558  15.8     9,473  14.7      27,510  12.7     20,372  12.1
Income tax
 expense        5,491   6.4     3,742   5.8      11,142   5.1      8,047   4.8
Net income      8,067   9.4     5,731   8.9      16,368   7.6     12,325   7.3

Three  Months  Ended September 30,1999 Compared to  Three  Months
Ended September 30,1998

     Consolidated  net revenues increased 33.1% to $85.6  million for  the three months ended September 30, 1999 compared to  $64.3 million for the three months ended September 30, 1998.

     Wholesale net sales (including sales to its Consumer Direct business segment) increased $11.3 million or 21.7% for the three months ended September 30, 1999 to $63.4 million from $52.1 million for the three months ended September 30, 1998. This increase is primarily attributable to the further increase in sales of men's footwear and renewed momentum in women's footwear as evidenced by increased sales in all three women's footwear brands, Kenneth Cole New York, Reaction Kenneth Cole and Unlisted.com.

     Net sales in the Company's Consumer Direct segment increased $10.2 million or 67.9% to $25.3 million for the three months ended September 30, 1999 compared to $15.1 million for the three months ended September 30, 1998. The improvement in net sales is due to the increase in number of stores as well as comparable stores sales increases of 27.7%. Retail stores opened subsequent to September 30, 1998 contributed $7.0 million of net sales during the three-month period ended September 30, 1999. The Company believes that its retail stores seamlessly showcase both Company and licensee products and that this comprehensive presentation reinforces the Kenneth Cole lifestyle brand, thereby increasing consumer demand and awareness.

     Licensing revenue increased 84.2% to $4.2 million for the three months ended September 30, 1999 from $2.3 million for the three months ended September 30, 1998. This increase primarily reflects the incremental revenues associated with increased sales of existing licensed products. Licensing revenue increased as a percentage of net revenues to 4.9% for the three months ended
September  30, 1999 compared to 3.6% for the three  months  ended
September 30, 1998.

     Consolidated gross profit as a percentage of net revenue increased to 45.9% for the three months ended September 30, 1999 from 43.2% for the comparable period last year. This increase is primarily due to higher gross profit percentages in wholesale resulting from better performing women's footwear, and the increased proportion of revenue from the Consumer Direct and Licensing segments, each of which produces substantially higher margins than the Company's wholesale gross profit percentages. Net revenues from the Consumer Direct segment were 29.5% of net consolidated revenue for the three months ended Sept 30, 1999 compared to 23.4% for the three months ended September 30, 1998.

     Selling, general and administrative expenses, including shipping and warehousing, increased 41.3% to $26.0 million (or 30.4% of net revenue) for the three months ended September 30, 1999 from $18.4 million (or 28.6% of net revenue) for the three months ended September 30, 1998. The increase as a percentage of net revenue continues to be the result of the increase in retail and outlet stores, which carry a higher expense level as a percentage of sales than that of the wholesale segment. In addition, the Company increased its expenditures on technology to implement new financial and wholesale distribution systems as well as to initiate significant enhancements to its e-commerce site.

      Interest income increased to $325,000 from $96,000 in the comparable prior year period. The increase is the result of higher average cash balances, primarily due to the proceeds received from the Company selling 1,000,000 shares of its Class A Common Stock to Liz Claiborne.

      The Company's effective tax rate has increased to 40.5% for the three month period ended September 30, 1999 from 39.5% in the corresponding period last year. The increase is due to the relative level of earnings in the various state and local taxing jurisdictions to which the Company's earnings are subject.

     As  a  result  of the foregoing, operating income  increased
41.1%  for  the  three months ended September 30, 1999  to  $13.2 million (15.5% of net revenue) from $9.4 million (14.6% of net revenue) for the three months ended September 30, 1998.

Nine months Ended September 30, 1999 Compared to Nine Months
Ended September 30, 1998

      Consolidated net revenue increased 29.0% to $216.9 million for the nine months ended September 30, 1999 compared to $168.1 million for the nine months ended September 30, 1998. This increase is primarily due to volume increases in each of the Company's operating segments: Wholesale, Consumer Direct and Licensing.

      Wholesale net sales (including sales to its Consumer Direct business segment) increased $21.7 million or 16.2% for the nine months ended September 30, 1999 to $155.8 million from $134.1 million for the nine months ended September 30, 1998. This increase is primarily attributable to an increase in sales of men's footwear, including the recently introduced Unlisted mens product lines, Kenneth Cole Reaction women's footwear and handbags. The overall increase is due to increased sales by new and existing customers due to a continued growing consumer acceptance of Kenneth Cole New York as a premier lifestyle brand.

     Net sales in the Company's Consumer Direct segment increased $26.1 million or 60.2% to $69.3 million for the nine months ended September 30, 1999 compared to $43.2 million for the nine months ended September 30, 1998. The improvement in net sales is due to the increase in the number of stores as well as comparable store sales increases of 21.6%. Retail stores opened subsequent to September 30, 1998 contributed $18.7 million of net sales during the nine-month period ended September 30, 1999.

      Licensing revenue increased 70.4% to $9.8 million for the nine months ended September 30, 1999 from $5.7 million for the nine months ended September 30, 1998. This increase primarily reflects the incremental revenues in sales of existing licensees. Licensing revenue increased as a percentage of the net revenues to 4.5% of the nine months ended September 30, 1999 compared to 3.4% for the nine months ended September 30, 1998.

      Consolidated gross profit as a percentage of net revenue increased to 44.9% for the nine months ended September 30, 1999 from 43.1% for the comparable period last year. This increase is due to the increased proportion of revenue from the Consumer
Direct and Licensing segments, each of which produces substantially higher margins than the Company's wholesale gross profit percentages. Net revenue from the Consumer Direct segment were 32.0% of net consolidated revenue for the nine months ended September 30, 1999 compared to 25.7% for the nine months ended September 30, 1998.

     Selling, general and administrative expenses, including shipping and warehousing, increased 34.2% to $70.4 million (or 32.5% of net revenue) for the nine months ended September 30, 1999 from the $52.5 million (or 31.2% of net revenue) for the nine months ended September 30, 1998. The increase was primarily attributable to the Company's marketing and public relations expenditures to build the Company's brands and promote the Kenneth Cole lifestyle image, the expansion of the Company's Consumer Direct segment, and the Company's ongoing efforts to enhance its information systems and web-sites. The increase as a percentage of net revenue is due to the growth in the number of the Company's retail and outlet stores, which operate at a higher cost structure than the wholesale segment.

     The Company's effective tax rate increased to 40.5% for the nine month period ended September 30, 1999 from 39.5% in the corresponding period last year. The increase is due to the relative level of earnings in the various state and local taxing jurisdictions to which the Company's earnings are subject.

     As  a  result  of the foregoing, operating income  increased
34.4%  for  the  nine months ended September 30,  1999  to  $26.9 million (12.4% of net revenue) from $20.0 million (11.9% of net revenue) for the nine months ended September 30, 1998.

Liquidity and Capital Resources

     The Company uses cash from operations and borrowings under its line of credit as the primary sources of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise  from  suppliers, the  delivery  by  the  Company  of merchandise to its customers, and the level of accounts receivable and due from factors balances. Cash provided by operating activities was $1.9 million for the nine months ended September 30, 1999. Cash used in operating activities was $0.8 million for the nine months ended September 30, 1998. The increase in cash flows provided by operating activities is primarily attributable to the timing of payment of trade accounts payable and the increase in net income offset by increases in receivable balances. At September 30, 1999 and December 31, 1998 working capital was $98.3 million and $56.6 million, respectively.

     The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25.0 million to finance working capital requirements. Open letters of credit in the amount of $1.2 million reduced the amount available under the line of credit from $25.0 million to $23.8 million at September 30, 1999.

     Capital expenditures totaled approximately $5.3 million and $4.2 million for the nine months ended September 30, 1999 and 1998, respectively. Expenditures on furniture, fixtures and
leasehold   improvements  for  new  retail  store  openings   and
expansions were approximately $4.7 million and $3.2 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. The remaining expenditures were primarily for information systems and equipment for the Company's, distribution facilities and warehouse.

     The Company entered into a 15-year lease, which over the next five year period, will provide the Company with approximately 120,000 square feet of office space, enabling it to relocate its corporate headquarters within New York City. The
Company is currently evaluating the capital expenditure requirements associated with this move.

     The Company believes that it will be able to satisfy its cash requirements for the next year, including requirements for its retail expansion, new corporate office space and information systems improvements, primarily with cash flow from operations, current cash levels and, if necessary, with borrowings under its line of credit.

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

      The Company has been undergoing a comprehensive program to ensure that its systems will recognize and process transactions for the year 2000 and beyond. The Company believes that it has implemented successfully the systems and programming changes necessary to address year 2000 issues with respect to its internal systems. However, in implementing the new systems, which went live in August, it resulted in certain disruptions in the Company's normal distribution operations. Management believes that it has adequately addressed the associated issues with this implementation.

      Based upon its efforts to date, the Company believes that all of its critical information technology and non-information technology will remain up and running beyond January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. The Company is addressing contingency plans in order to minimize the potential disruption of business operations that may result if the Company, its vendors or customers fail to become year 2000 compliant.

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

     The Company does not expect the costs associated with its Year 2000 efforts to be material to the Company's financial condition or results of operations. The total cost of purchasing and implementing the new information systems, including addressing the Year 2000 problem is estimated at $2.0 to $2.5 million, of which approximately $800,000 has been expensed to date and $1.2 million capitalized on new software and hardware. The Company's cost estimates do not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 compliant.

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



Item 3.  Quantitative and Qualitative Disclosures About Market
Risk

     The Company does not believe it has a material exposure to market risk. The Company is primarily exposed to currency exchange-rate risks with respect to its inventory transactions denominated in Italian Lira and Spanish Pesetas, both of which have been converted to the Euro effective January 1, 1999. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing foreign exchange forward contracts to fix its costs on future purchases. The Company does not enter into foreign currency transactions for speculative purposes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels, a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's projected 1999 and 1998 net income.




                   Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.
None

Item 2.   Changes in Securities and Use of Proceeds.
Pursuant to the Common Stock Purchase Agreement, dated July 20, 1999, between Liz Claiborne Inc. ("Liz Claiborne") and the Company, on August 23, 1999, the Company issued 1,000,000 shares of its Class A Common Stock, $.01 par value, at $29.00 per share. The offer and sale of the Class A Common Stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act. With respect to the exemption under Section 4(2), the Company relied on representations by Liz Claiborne as to its investment intent, investment experience, and accredited investor status.

Item 3.   Defaults Upon Senior Securities.
None

Item 4.   Submission of Matters to a Vote of Security Holders.
None

Item 5.   Other Information.
None

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits:

          10.01 Common Stock Purchase Agreement, dated July 20, 1999, between Liz Claiborne inc. and Kenneth Cole Productions, Inc.
          10.02 Registration Rights Agreement, dated July 20, 1999, between Liz Claiborne Inc. and Kenneth Cole Productions, Inc.
          10.03 License Agreement, dated July 20, 1999, by and between L.C.K.L., LLC. and K.C.P.L., Inc.
          (Portions of this exhibit
          have been omitted pursuant to a request
          for confidential treatment and been filed separately with the Securities and
          Exchange Commission. Such portions are
          designated by a " * ".
          27.01   Financial Data Schedule.

     (b) Reports on Form 8-K: The Company filed a Form 8-K on July 29, 1999 announcing that it had entered into an exclusive women's wear license arrangement with Liz Claiborne. In addition, Liz Claiborne agreed to purchase 1,000,000 shares of Kenneth Cole Productions, inc. Class A Common Stock, $.01 par value, at a price of $29.00 per share.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kenneth Cole Productions, Inc.
                                        Registrant




November 12, 1999                       /s/ STANLEY A. MAYER
                                   Stanley A. Mayer
                                   Executive Vice President and
                                   Chief Financial Officer

                        INDEX OF EXHIBITS


                                                  Sequential
Exhibit Number      Description                        Page No.





10.01   Common Stock Purchase Agreement, dated July 20, 1999,
        between   Liz  Claiborne  Inc.  and  Kenneth   Cole
        Productions, Inc.                                               21

10.02   Registration  Rights Agreement,  dated  July  20,  1999,
        between Liz Claiborne Inc. and Kenneth Cole Productions, Inc.   47

10.03   License Agreement, dated July 20, 1999, by and between
        L.C.K.L., LLC and K.C.P.L., Inc. . (Portions of this
        exhibit have been omitted pursuant to a request for
        confidential treatment and been filed separately with
        the Securities and Exchange Commission.  Such portions
        are designated by a " * ".                                      74

27.01   Financial Data Schedule                                        117

EXHIBIT 10.01





                 COMMON STOCK PURCHASE AGREEMENT


                             between


                 KENNETH COLE PRODUCTIONS, INC.


                               and


                       LIZ CLAIBORNE, INC.


                    Dated as of July 20, 1999


                        TABLE OF CONTENTS
                                                             Page

     ARTICLE I. AGREEMENT TO PURCHASE AND SELL COMMON STOCK

 1.1.  AGREEMENT TO PURCHASE AND SELL COMMON STOCK             1

               ARTICLE II. CLOSING DATE; DELIVERY

 2.1.  CLOSING DATE                                            1
 2.2.  DELIVERY                                                1

   ARTICLE III. REPRESENTATIONS AND WARRANTIES OF THE COMPANY

 3.1.  CORPORATE EXISTENCE AND POWER                           2
 3.2.  AUTHORIZATION; CONTRAVENTION                            2
 3.3.  SEC DOCUMENTS                                           3
 3.4.  APPROVALS                                               3
 3.5.  BINDING EFFECT                                          3
 3.6.  FINANCIAL INFORMATION                                   4
 3.7.  ABSENCE OF CERTAIN  CHANGES OR EVENTS                   4
 3.8.  LITIGATION                                              4
 3.9.  CAPITALIZATION                                          4
 3.10. NO BROKER                                               5

   ARTICLE IV. REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

 4.1.  CORPORATE EXISTENCE AND POWER                           5
 4.2.  AUTHORIZATION; CONTRAVENTION                            5
 4.3.  APPROVALS                                               5
 4.4.  BINDING EFFECT                                          6
 4.5.  INVESTMENT                                              6
 4.6.  DISCLOSURE OF INFORMATION                               6
 4.7.  INVESTMENT EXPERIENCE                                   6
 4.8.  ACCREDITED INVESTOR STATUS                              6
 4.9.  RESTRICTED SECURITIES                                   6
 4.10. INVESTIGATION                                           6
 4.11. NO BROKER                                               6

      ARTICLE V. CONDITIONS TO OBLIGATION OF THE PURCHASER

 5.1.  REPRESENTATIONS AND WARRANTIES                          7
 5.2.  COVENANTS                                               7
 5.3.  HSR ACT                                                 7
 5.4.  NO ORDER PENDING                                        7
 5.5.  NO LAW PROHIBITING OR RESTRICTING SALE OF THE SHARES    7
 5.6.  REGISTRATION RIGHTS AGREEMENT                           7
 5.7.  LICENSE AGREEMENT                                       7
 5.8.  PRINCIPAL STOCKHOLDER AGREEMENT                         7

       ARTICLE VI. CONDITIONS TO OBLIGATION OF THE COMPANY

 6.1.  REPRESENTATIONS AND WARRANTIES                          8
 6.2.  COVENANTS                                               8
 6.3.  HSR ACT                                                 8
 6.4.  NO ORDER PENDING                                        8
 6.5.  NO LAW PROHIBITING OR RESTRICTING THE SALE OF THE SHARES8
 6.6.  REGISTRATION RIGHTS AGREEMENT                           8
 6.7.  LICENSE AGREEMENT                                       8

     ARTICLE VII. COVENANTS OF THE PURCHASER AND THE COMPANY

 7.1.  PURCHASE RESTRICTIONS                                   8
 7.2.  SALE RESTRICTIONS                                       8
 7.3.  OTHER RESTRICTIONS                                     10
 7.4.  RIGHT OF FIRST OFFER                                   10
 7.5.  TERMINATION OF CERTAIN RESTRICTIONS                    12

                   ARTICLE VIII. MISCELLANEOUS

 8.1.  CERTAIN DEFINITIONS                                    12
 8.2.  FURTHER ASSURANCES                                     14
 8.3.  GOVERNING LAW                                          15
 8.4.  SURVIVAL; TERMINATION OF COVENANTS                     15
 8.5.  INDEMNIFICATION                                        15
 8.6.  SUCCESSORS AND ASSIGNS                                 16
 8.7.  AMENDMENTS; ETC                                        16
 8.8.  ENTIRE AGREEMENT; NO THIRD-PARTY BENEFICIARIES         16
 8.9.  NOTICES                                                16
 8.10. FEES, COSTS AND EXPENSES                               17
 8.11. TERMINATION                                            17
 8.12. SEVERABILITY OF PROVISIONS                             18
 8.13. PUBLICITY                                              18
 8.14. HEADINGS AND REFERENCES                                18
 8.15. COUNTERPARTS; EFFECTIVENESS                            18
 8.16. EXCLUSIVE JURISDICTION                                 18
 8.17. WAIVER OF JURY TRIAL                                   18

                 COMMON STOCK PURCHASE AGREEMENT
          COMMON STOCK PURCHASE AGREEMENT, dated as of July 20, 1999 (this "Agreement"), between LIZ CLAIBORNE, INC., a Delaware corporation (the "Purchaser"), and KENNETH COLE PRODUCTIONS,
INC., a New York corporation (the "Company").
                      W I T N E S S E T H:
          WHEREAS, the Company desires to sell to the Purchaser, and the Purchaser desires to purchase from the Company, 1,000,000 shares of the Company's Class A Common Stock, $0.01 par value per share (the "Common Stock"), on the terms and subject to the conditions set forth in this Agreement; and
          WHEREAS, concurrently herewith, the Company and the Purchaser are entering into (1) a Registration Rights Agreement, dated as of the date hereof (the "Registration Rights
Agreement"), to provide for the registration under the Securities Act of 1933, as amended (the "Securities Act"), of the disposition of the shares of Common Stock purchased under this Agreement pursuant to the terms thereof; and (2) a License Agreement, dated as of the date hereof (the "License Agreement"), to provide for the manufacture, advertising, merchandising, marketing, distribution and sales of women's sportswear products by the Purchaser and its Affiliates under marks of the Company and its Affiliates in certain parts of the world;
          NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants and agreements herein contained, and intending to be legally bound hereby, the Company and the Purchaser hereby agree as follows:
ARTICLE I.
AGREEMENT TO PURCHASE AND SELL COMMON STOCK
 1.1. Agreement to Purchase and Sell Common Stock. Upon the terms and subject to the conditions of this Agreement, the
Company hereby agrees to sell to the Purchaser at the Closing (as defined in Section 2.1), and the Purchaser agrees to purchase from the Company at the Closing, 1,000,000 newly issued shares (each, a "Share" and collectively, the "Shares") of Common Stock at $29 per Share in cash for an aggregate purchase price of $29,000,000 (the "Purchase Price").
ARTICLE II.
CLOSING DATE; DELIVERY
 2.1. Closing Date. The closing of the purchase and sale of the Shares hereunder (the "Closing") shall be held at the offices of Willkie Farr & Gallagher, 787 Seventh Avenue, New York, NY 10019, at 10:00 a.m. on the third business day after the satisfaction or waiver of the conditions set forth in Articles V and VI, or at such other time and place as the Company and the Purchaser mutually agree.
 2.2. Delivery. At the Closing, the Company will deliver to the Purchaser (or a wholly owned subsidiary of Purchaser designated by Purchaser) a certificate or certificates representing the Shares against payment of the aggregate Purchase Price by wire transfer of immediately available funds to an account designated by the Company. Purchaser shall cause any such subsidiary so designated by the Purchaser to agree in writing to be bound to the terms of this Agreement and, thereafter, such subsidiary shall have the rights and obligations of the Purchaser hereunder; provided, however, that any such designation shall in no way relieve the Purchaser of its obligations under this Agreement.
The certificate or certificates representing the Shares shall be subject to a legend restricting transfer under the Securities Act and referring to restrictions on transfer herein, such legend to be substantially as follows:
               "The shares represented by this certificate
          have been acquired for investment and have not
          been registered under the Securities Act of 1933,
          as amended.  Such shares may not be sold or
          transferred in the absence of such registration or
          an opinion of counsel reasonably satisfactory to
          the Company as to the availability of an exemption
          from registration.
               The shares represented by this certificate
          are subject to restrictions on transfer, including
          any sale, pledge or other hypothecation, set forth
          in an agreement dated as of July 20, 1999, between
          the Company and Liz Claiborne, Inc., a copy of
          which agreement may be obtained at no cost by
          written request made by the holder of record of
          this certificate to the secretary of the Company
          at the Company's principal executive offices."
          The Company agrees to remove from the Shares (1) the legend set forth in the second preceding paragraph in connection with a transfer pursuant to an effective Registration Statement (as defined in the Registration Rights Agreement) or upon receipt of an opinion of counsel in form and substance reasonably satisfactory to the Company that the Shares are eligible for transfer without registration under the Securities Act, and (2) the legend set forth in the immediately preceding paragraph at such time as the Shares may be transferred in compliance with
Article VII.
ARTICLE III.
REPRESENTATIONS AND WARRANTIES OF THE COMPANY
          The Company hereby represents and warrants to the
Purchaser as follows:
 3.1. Corporate Existence and Power. The Company (1) is a corporation duly incorporated, validly existing and in good standing under the laws of the State of New York, (2) has all necessary corporate power and authority and all material licenses, authorizations, consents and approvals required to own, lease, license or use its properties now owned, leased, licensed or used and proposed to be owned, leased, licensed or used and to carry on its business as now conducted and proposed to be conducted, (3) is duly qualified as a foreign corporation under the laws of each jurisdiction in which qualification is required either to own, lease, license or use its properties now owned, leased, licensed or used or to carry on its business as now conducted, except where the failure to effect or obtain such qualification, individually or in the aggregate, would not reasonably be expected to have a Material Adverse Effect (as defined in Section 8.1) on the Company, and (4) has all necessary corporate power and authority to execute and deliver this Agreement, the Registration Rights Agreement and the License Agreement (collectively, the "Transaction Documents") and to perform its obligations hereunder and thereunder.
 3.2. Authorization; Contravention. The execution and delivery by the Company of the Transaction Documents and the performance by the Company of its obligations under the Transaction
Documents, and the authorization, sale, issuance and delivery of the Shares hereunder, have been duly authorized by all necessary corporate action and do not and will not contravene, violate, result in a breach of or constitute a default under, (1) its certificate of incorporation or bylaws, (2) any regulation of any Governmental Entity (as defined in Section 8.1) or any decision, ruling, order or award of any arbitrator by which it or any of its properties may be bound or affected, or (3) any agreement, indenture or other instrument to which it is a party or by which it or its properties may be bound or affected, except in each case referred to in the preceding clauses for contraventions, violations, breaches or defaults that, individually or in the aggregate, would not reasonably be expected to have a Material Adverse Effect on the Company, or materially impair or restrict the Company's power to perform its obligations as contemplated under said agreements. Upon their issuance and delivery pursuant to this Agreement, the Shares will be validly issued, fully paid and nonassessable and free and clear of any liens. The issuance and sale of the Shares will not give rise to any preemptive rights, rights of first refusal or other rights to acquire Common Stock on behalf of any Person (as defined in Section 8.1).
 3.3. SEC Documents. The Company has filed with the Securities and Exchange Commission (the "SEC") all reports, schedules, forms, statements and other documents required by the Securities Act or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to be filed by the Company since December 31, 1997 (collectively, and in each case including all exhibits and schedules thereto and documents incorporated by reference therein, the "Company SEC Documents"). As of their respective dates, except to the extent revised or superseded by a subsequent filing with the SEC on or before the date of this Agreement, the Company SEC Documents filed by the Company complied in all material respects with the requirements of the Securities Act or the Exchange Act, as the case may be, as in effect at the time when they were filed, and none of the Company SEC Documents (including any and all financial statements included therein) filed by the Company as of such dates contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. Except as set forth in the Company SEC Documents, neither the Company nor any of its subsidiaries has any material liabilities or obligations of any nature (whether accrued, absolute, contingent or otherwise) which would reasonably be expected to have a Material Adverse Effect on the Company. Since March 31, 1999, no event has occurred or facts exist which would be  required to be disclosed in Part II of Form 10-Q (other than matters submitted to the vote of the Company's stockholders at the Company's annual stockholders meeting held on May 27, 1999).
 3.4. Approvals. In reliance on the representations of the Purchaser contained in this Agreement, no consent, approval or authorization of or designation, declaration or filing with any Governmental Entity on the part of the Company is required in connection with the due execution and delivery of the Transaction Documents, the performance by the Company of its obligations under the Transaction Documents or the offer, sale or issuance of the Shares, except for (a) those required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), (b) such filings as may be required to be made with the
SEC and the New York Stock Exchange, Inc. (the "NYSE"), and (c) such filings as may be required to be made with certain state agencies.
 3.5. Binding Effect. The Transaction Documents constitute the legally valid and binding obligations of the Company enforceable against it in accordance with their terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws relating to or affecting creditors' rights generally and general principles of equity, including, without limitation, concepts of materiality, reasonableness, good faith and fair dealing and the possible unavailability of specific performance or injunctive relief, regardless of whether considered in a proceeding in equity or at law.
 3.6. Financial Information. The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1998 and
March 31, 1999, and the related consolidated statements of
income, changes in shareholders' equity and cash flows for the periods then ended, contained in the Company SEC Documents, comply as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC with respect thereto, have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") applied on a consistent basis and fairly present the consolidated financial position of the Company and its subsidiaries as of that date and their consolidated results of operations and cash flows for the periods then ended.
 3.7. Absence of Certain Changes or Events. Except as disclosed in the Company SEC Documents filed, or as otherwise publicly disclosed, since March 31, 1999, there has not been (1) any declaration, setting aside or payment of any dividend or distribution (whether in cash, stock or property) with respect to any of the Company's capital stock, (2) any split, combination or reclassification of any of its capital stock or any issuance or the authorization of any issuance of any other securities in respect of, in lieu of or in substitution for shares of its capital stock, (3) any damage, destruction or loss of property, whether or not covered by insurance, that has or would reasonably be expected to have a Material Adverse Effect on the Company, (4) any change in accounting methods, principles or practices by the Company materially affecting its assets, liabilities, or business, except insofar as may have been required by a change in GAAP or (5) any event or state of facts that, individually or in the aggregate, has had or would reasonably be expected to have a Material Adverse Effect on the Company.
 3.8.  Litigation.
                                   (a)   There is no action, suit
                              or  proceeding pending or,  to  the
                              Company's   knowledge,   threatened
                              against the Company or any  of  its
                              subsidiaries  that (1)  impairs  in
                              any material respect the ability of
                              the    Company   to   perform   its
                              obligations  under the  Transaction
                              Documents, or (2) restricts in  any
                              material  respect or prohibits  the
                              sale   of   the   Shares   to   the
                              Purchaser.
                                   (b)   Except  as disclosed  in
                              the Company SEC Documents, there is
                              no   action,   suit  or  proceeding
                              pending   or,   to  the   Company's
                              knowledge,  threatened against  the
                              Company  or any of its subsidiaries
                              that,   individually  or   in   the
                              aggregate,   would  reasonably   be
                              expected to have a Material Adverse
                              Effect on the Company.
 3.9.  Capitalization.
                                   (a)   As  of the date of  this
                              Agreement,  the authorized  capital
                              stock  of  the Company consists  of
                              20,000,000  shares  of  the  Common
                              Stock, 6,000,000 shares of Class  B
                              Convertible Common Stock, par value
                              $.01 per share (the "Class B Common
                              Stock,"   and  together  with   the
                              Common Stock, the "Company Stock"),
                              and  1,000,000 shares of  preferred
                              stock,  par value $1.00  per  share
                              (the "Preferred Stock").
                                   (b)   As  of  July  20,  1999,
                              there were (1) 7,318,002 shares  of
                              the   Common   Stock   issued   and
                              outstanding,  (2) 5,785,398  shares
                              of  the Class B Common Stock issued
                              and  outstanding, (3) no shares  of
                              the  Company Preferred Stock issued
                              and   outstanding,  (4)   1,299,933
                              shares of the Common Stock reserved
                              for   issuance  upon  exercise   of
                              outstanding stock options issued by
                              the  Company to current  or  former
                              employees  and  directors  of   the
                              Company  and its subsidiaries,  and
                              (5)  no shares of Common Stock were
                              reserved  for  issuance  upon   the
                              exercise  of  any warrants  of  the
                              Company  or upon the conversion  or
                              exchange  of  any security  of  the
                              Company other than with respect  to
                              the  Class  B  Common  Stock.    No
                              options, warrants or convertible of
                              exchangeable  securities   of   the
                              Company  are issued and outstanding
                              other  than  as described  in  this
                              Section 3.9(b).
                                   (c)  All outstanding shares of
                              the Common Stock and Class B Common
                              Stock  are duly authorized, validly
                              issued,     fully     paid      and
                              nonassessable with respect  to  the
                              issuance  and delivery thereof  and
                              not subject to preemptive rights.
 3.10. No Broker. The Company has not engaged, consented to or authorized any broker, finder or intermediary to act on its behalf, directly or indirectly, as a broker, finder or intermediary in connection with the transactions contemplated by the Transaction Documents. The Company hereby agrees to indemnify and hold harmless the Purchaser from and against all fees, commissions or other payments owing to any party acting on behalf of the Company hereunder.
ARTICLE IV.
REPRESENTATIONS AND WARRANTIES OF THE PURCHASER
     The Purchaser hereby represents and warrants to the Company as follows:
 4.1. Corporate Existence and Power. The Purchaser (1) is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware, (2) has all necessary corporate power and authority and all material licenses, authorizations, consents and approvals required to own, lease, license or use its properties now owned, leased, licensed or used and proposed to be owned, leased, licensed or used and to carry on its business as now conducted and proposed to be conducted, (3) is duly qualified as a foreign corporation under the laws of each jurisdiction in which qualification is required either to own, lease, license or use its properties now owned, leased, licensed or used or to carry on its business as now conducted, except where the failure to effect or obtain such qualification, individually or in the aggregate, would not reasonably be expected to have a Material Adverse Effect on the Purchaser, and (4) has all necessary corporate power and authority to execute and deliver the Transaction Documents and to perform its obligations thereunder.
 4.2. Authorization; Contravention. The execution and delivery by the Purchaser of the Transaction Documents and the performance by the Purchaser of its obligations under the Transaction Documents, have been duly authorized by all necessary corporate action and do not and will not contravene, violate, result in a breach of or constitute a default under, (1) its certificate of incorporation or bylaws, or (2) any regulation of any
Governmental Entity or any decision, ruling, order or award of any arbitrator by which it or any of its properties may be bound or affected, except in each case referred to in the preceding clauses for contraventions, violations, breaches or defaults that, individually or in the aggregate, would not reasonably be expected to have a Material Adverse Effect on the Purchaser.
 4.3. Approvals. No consent, approval or authorization of or designation, declaration or filing with any Governmental Entity on the part of the Purchaser is required in connection with the due execution and delivery of the Transaction Documents, the performance by the Purchaser of its obligations under the Transaction Documents or the acquisition of the Shares by Purchaser, except for (a) those required under the HSR Act, and
(b) such filings as may be required to be made with the SEC.
 4.4. Binding Effect. The Transaction Documents constitute the legally valid and binding obligations of the Purchaser enforceable against it in accordance with its terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws relating to or affecting creditors' rights generally and general principles of equity, including, without limitation, concepts of materiality, reasonableness, good faith and fair dealing and the possible unavailability of specific performance or injunctive relief, regardless of whether considered in a proceeding in equity or at law.
 4.5. Investment. The Purchaser is acquiring the Shares for investment for its own account, not as a nominee or agent, and not with a view to, or for resale in connection with, any distribution thereof. The Purchaser understands that the Shares have not been registered under the Securities Act by reason of a specific exemption from the registration provisions of the Securities Act which depends upon, among other things, the bona fide nature of the investment intent and the accuracy of the Purchaser's representations and warranties contained herein.
 4.6. Disclosure of Information. The Purchaser has had full access to all information it considers necessary or appropriate to make an informed investment decision with respect to the
Shares to be purchased by the Company under this Agreement. The Purchaser further has had an opportunity to ask questions and receive answers from the Purchaser regarding the terms and conditions of the offering of the Shares and to obtain additional information necessary to verify any information furnished to the Purchaser or to which the Purchaser had access.
 4.7. Investment Experience. The Purchaser understands that the purchase of the Shares involves substantial risk. The Purchaser has experience as an investor in securities of companies and acknowledges that it is able to fend for itself, can bear the economic risk of its investment in the Shares and has such knowledge and experience in financial or business matters that it is capable of evaluating the merits and risks of this investment in the Shares and protecting its own interests in connection with this investment.
 4.8. Accredited Investor Status. The Purchaser is an "accredited investor" within the meaning of Regulation D promulgated under the Securities Act.
 4.9. Restricted Securities. The Purchaser understands that the Shares to be purchased by the Purchaser hereunder are characterized as "restricted securities" under the Securities Act inasmuch as they are being acquired from the Company in a transaction not involving a public offering and that under the Securities Act and applicable regulations thereunder such securities may be resold without registration under the
Securities Act only in certain limited circumstances. The Purchaser is familiar with Rule 144 of the Securities Act, as presently in effect, and understands the resale limitations imposed thereby and by the Securities Act.
 4.10. Investigation. The Purchaser has conducted its own investigation of the Company and hereby acknowledges that the only representations and warranties of the Company in connection with the Purchaser's investment are those expressly made by the Company in Article III of this Agreement and under the License Agreement.
 4.11.  No Broker.  The Purchaser has not engaged, consented to or authorized any broker, finder or intermediary to act on its behalf, directly or indirectly, as a broker, finder or intermediary in connection with the transactions contemplated by the Transaction Documents. The Purchaser hereby agrees to indemnify and hold harmless the Company from and against all fees, commissions or other payments owing to any party acting on behalf of the Purchaser hereunder.
ARTICLE V.
CONDITIONS TO OBLIGATION OF THE PURCHASER
     The Purchaser's obligation to purchase the Shares at the Closing is subject to the fulfillment on or prior to the Closing Date of the following conditions:
 5.1. Representations and Warranties. Each of the representations and warranties of the Company contained in
Article III will be true and correct in all material respects on and as of the date hereof and (except to the extent such representations and warranties speak as of a particular date)
true and correct in all material respects as of the Closing Date with the same effect as though such representations and warranties had been made on and as of the Closing Date.
 5.2. Covenants. All covenants, agreements and conditions contained in this Agreement to be performed by the Company on or prior to the Closing Date shall have been performed or complied with in all material respects. The Purchaser shall have received a certificate signed by an officer of the Company to such effect on the Closing Date.
 5.3. HSR Act. The waiting period (and any extensions thereof) under the HSR Act applicable to the transactions contemplated hereby shall have expired or been terminated.
 5.4. No Order Pending. There shall not then be in effect any order enjoining or restraining the sale and purchase of the
Shares or the other transactions contemplated by the Transaction
Documents.
 5.5.  No Law Prohibiting or Restricting Sale of the Shares.
There shall not be in effect any law, rule or regulation prohibiting or restricting the sale and purchase of the Shares, or the other transactions contemplated by the Transaction Documents, or requiring any consent or approval of any Person which shall not have been obtained to sell and purchase the Shares, with full benefits afforded the Common Stock.
 5.6. Registration Rights Agreement. The Registration Rights Agreement shall not have been terminated.
 5.7. License Agreement. The License Agreement shall be in full force and effect and shall not have been terminated.
 5.8. Principal Stockholder Agreement. The agreement, dated the date hereof (the "Principal Stockholder Agreement"), between Kenneth D. Cole (the "Principal Stockholder") and the Purchaser shall be in full force and effect and shall not have been terminated.
ARTICLE VI.
CONDITIONS TO OBLIGATION OF THE COMPANY
     The Company's obligation to sell and issue the Shares at the Closing is subject to the fulfillment on or prior to the Closing Date of the following conditions:
 6.1. Representations and Warranties. The representations and warranties of the Purchaser contained in Article IV will be true and correct in all material respects on and as of the date hereof and (except to the extent such representations and warranties speak as of a particular date) true and correct in all material respects as of the Closing Date with the same effect as though such representations and warranties had been made on and as of the Closing Date.
 6.2. Covenants. All covenants, agreements and conditions contained in this Agreement to be performed by the Purchaser on or prior to the Closing Date shall have been performed or
complied with in all material respects. The Company shall have received a certificate signed on behalf of the Purchaser by an officer of the Purchaser to such effect on the Closing Date.
 6.3. HSR Act. The waiting period (and any extensions thereof) under the HSR Act applicable to the transactions contemplated hereby shall have expired or been terminated.
 6.4. No Order Pending. There shall not then be in effect any order enjoining or restraining the sale and purchase of the
Shares or the other transactions contemplated by the Transaction
Documents.
 6.5. No Law Prohibiting or Restricting the Sale of the Shares. There shall not be in effect any law, rule or regulation prohibiting or restricting the sale and purchase of the Shares, or the other transactions contemplated by the Transaction Documents, or requiring any consent or approval of any Person which shall not have been obtained to sell and purchase the Shares.
 6.6. Registration Rights Agreement. The Registration Rights Agreement shall not have been terminated.
 6.7. License Agreement. The License Agreement shall be in full force and effect and shall not have been terminated.
ARTICLE VII.
COVENANTS OF THE PURCHASER AND THE COMPANY
 7.1.  Purchase Restrictions.
                                   (a)   Other  than pursuant  to
                              the  transactions  contemplated  by
                              this Agreement, the Purchaser shall
                              not,  and shall not cause or permit
                              its  Affiliates or  any  Group  (as
                              defined  in Section 8.1)  including
                              the   Purchaser  or  any   of   its
                              Affiliates  to, acquire  shares  of
                              the   Common   Stock,  which   when
                              combined with shares of the  Common
                              Stock  then owned by the  Purchaser
                              and  its subsidiaries would  result
                              in   the   Purchaser   Beneficially
                              Owning (as defined in Section  8.1)
                              more than 10% of the shares of  the
                              Common   Stock  then   issued   and
                              outstanding (the "Standstill Cap"),
                              except pursuant to a transaction or
                              series  of  transactions at  prices
                              and  on terms approved by the Board
                              of Directors of the Company.
                                   (b)   Nothing in this  Section
                              7.1 shall require the Purchaser  or
                              its  subsidiaries to  transfer  any
                              shares  of  Common  Stock  if   the
                              aggregate  percentage ownership  of
                              the  Purchaser and its subsidiaries
                              is  increased  as a result  of  any
                              action taken by the Company or  its
                              subsidiaries  including,    without
                              limitation,   by  reason   of   any
                              reclassification, recapitalization,
                              stock  split, reverse stock  split,
                              combination or exchange of  shares,
                              redemption,      repurchase      or
                              cancellation of shares or any other
                              similar transaction.
 7.2.  Sale Restrictions.
                                   (a)   The Purchaser shall not,
                              and  shall not cause or permit  its
                              Affiliates  or any Group  including
                              the Purchaser or any of its wholly-
                              owned  subsidiaries to directly  or
                              indirectly  offer, sell,  transfer,
                              assign,  exchange, grant an  option
                              to   purchase,  encumber,   pledge,
                              hypothecate or otherwise dispose of
                              the  Beneficial Ownership of shares
                              of  Common Stock, whether in one or
                              more transactions (any such act  or
                              series   of  acts,  a  "Transfer"),
                              except   in  compliance  with   all
                              applicable requirements of law  and
                              upon   the   receipt  of  necessary
                              approvals   of   any   Governmental
                              Entity.
                                   (b)     Until    the    second
                              anniversary  of  the  Closing  Date
                              (the   "Initial  Sale   Restriction
                              Termination  Date"), the  Purchaser
                              shall  not, and shall not cause  or
                              permit  its  subsidiaries  or   any
                              Group  including the  Purchaser  or
                              any   of   its   subsidiaries   to,
                              directly or indirectly Transfer any
                              shares of Company Stock, other than
                              in  one  or  more of the  following
                              transactions:   (1)   a    Transfer
                              pursuant  to  a  tender  offer   or
                              exchange  offer subject to  Section
                              14  of  the  Exchange Act  (or  any
                              successor  provision) (an  "Offer")
                              for  outstanding shares  of  Common
                              Stock that (A) the Company has not,
                              within  10 days of the commencement
                              thereof  (or such longer period  as
                              may   then   be   permitted   under
                              applicable  law for  the  Company's
                              initial recommendation with respect
                              to     such     Offer),    publicly
                              recommended that such Offer not  be
                              accepted, (B) pursuant to which the
                              Principal Stockholder has  tendered
                              more  than  50%  of the  shares  of
                              Company  Stock of which he  is  the
                              Beneficial  Owner, or (C)  pursuant
                              to  which the Principal Stockholder
                              has  tendered such number of shares
                              of  Company  Stock that,  following
                              the  acceptance of such shares  for
                              payment,  the Principal Stockholder
                              will  be  the Beneficial  Owner  of
                              shares  representing  less  than  a
                              majority  of  the then  outstanding
                              aggregate  voting  power   of   the
                              Company Stock, taken together as  a
                              single   class;   (2)   any   other
                              Transfer which has been approved by
                              the   Board  of  Directors  of  the
                              Company;  and (3) any  Transfer  in
                              accordance  with the terms  of  the
                              Principal Stockholder Agreement.
                                   (c)    From   and  after   the
                              Initial       Sale      Restriction
                              Termination Date until the later of
                              (i)  December 31, 2004 and (ii) the
                              termination    of    the    License
                              Agreement  other than by reason  of
                              the  Purchaser's breach, but in  no
                              event later than December 31,  2009
                              (such  later date, the "Termination
                              Date"),  the Purchaser  shall  not,
                              and  shall not cause or permit  its
                              subsidiaries or any Group including
                              the   Purchaser  or  any   of   its
                              subsidiaries   to    directly    or
                              indirectly Transfer any  shares  of
                              Common  Stock to any Person without
                              first   giving  the   Company   the
                              opportunity to purchase such shares
                              in  the manner set forth in Section
                              7.4;  provided, however, that  such
                              restriction shall not apply to: (1)
                              a Transfer pursuant to an Offer for
                              outstanding shares of Company Stock
                              (A)   that  the  Company  has  not,
                              within  10 days of the commencement
                              thereof  (or such longer period  as
                              may   then   be   permitted   under
                              applicable  law for  the  Company's
                              initial recommendation with respect
                              to     such     Offer),    publicly
                              recommended that such Offer not  be
                              accepted, (B) pursuant to which the
                              Principal Stockholder has  tendered
                              more  than  50%  of the  shares  of
                              Company  Stock of which he  is  the
                              Beneficial  Owner, or (C)  pursuant
                              to  which the Principal Stockholder
                              has  tendered such number of shares
                              of  Company  Stock that,  following
                              the  acceptance of such shares  for
                              payment,  the Principal Stockholder
                              will  be  the Beneficial  Owner  of
                              shares  representing  less  than  a
                              majority  of  the then  outstanding
                              aggregate  voting  power   of   the
                              Company Stock, taken together as  a
                              single   class;   (2)   any   other
                              Transfer which has been approved by
                              the   Board  of  Directors  of  the
                              Company;   (3)  any   Transfer   in
                              accordance  with the terms  of  the
                              Principal   Stockholder  Agreement;
                              and (4) any Transfer pursuant to an
                              underwritten public offering  under
                              to    the    Registration    Rights
                              Agreement  (whether pursuant  to  a
                              demand or piggyback registration).
                                   (d)     Subject   to   Section
                              7.2(a),  nothing in this  Agreement
                              shall   prevent  or  restrict   the
                              Purchaser  and its Affiliates  from
                              Transferring any Shares (1) to  and
                              among each other, provided that any
                              such  transferee  shall  agree   in
                              writing to be bound hereby, or  (2)
                              to the Principal Stockholder or his
                              Affiliates.
 7.3. Other Restrictions. From and after the date hereof until the Termination Date, the Purchaser shall not, and shall not cause or permit its subsidiaries to, without the prior approval of the Board of Directors of the Company or unless required by applicable law or rules of any exchange on which the Purchaser's securities are listed: (1) make any public comment or proposal with respect to any Acquisition Proposal involving the Company,
(2) become a member of a Group (other than a Group comprised solely of the Purchaser and its subsidiaries) with respect to the Common Stock or other equity securities of the Company, (3) solicit proxies or initiate, propose or become a participant in a solicitation (as such terms are defined in Regulation 14A under the Exchange Act) with respect to the Company in opposition to any matter which has been recommended by the Board of Directors of the Company or in favor of any matter which has not been approved by the Board of Directors of the Company, (4) enter into any discussions, negotiations, arrangements or understandings with any third party with respect to any of the foregoing (provided that the Purchaser may consult with the Company, the Principal Stockholder and the Purchaser's advisors as to any pending Acquisition Proposal made by a third party), or (5) disclose to any third party any intention, plan or arrangement inconsistent with the foregoing. From and after the date hereof until the Termination Date, the Purchaser shall not, and shall not cause or permit its subsidiaries to, without prior approval of the Board of Directors or unless required by applicable law or rules of any exchange on which the Purchaser's securities are listed, take any actions with respect to any Acquisition Proposal (including any Acquisition Proposal made by the Purchaser or its Affiliates) that would require the Company to make a public announcement regarding such Acquisition Proposal (provided that the Purchaser may consult with the Company, the Principal Stockholder and the Purchaser's advisors as to any pending Acquisition Proposal made by a third party).
 7.4. Right of First Offer. Prior to making any Transfer of any shares of Common Stock after the Initial Sale Restriction Termination Date and until the Termination Date, the Purchaser, any of its subsidiaries or any Group including the Purchaser or any of its subsidiaries (a "Transferor") shall, except as set forth in Section 7.2(c) or 7.2(d) hereof, give the Company the opportunity to purchase such shares in the following manner:
                                   (a)   Any Transferor intending
                              to  make  such Transfer shall  give
                              notice  (the "Transfer Notice")  to
                              the  Company  in  writing  of  such
                              intention, specifying the number of
                              shares  proposed to be disposed  of
                              and   the  proposed  minimum  price
                              therefor, and setting forth all the
                              terms of such proposed Transfer.
                                   (b)   The  Company shall  have
                              the  right, exercisable by  written
                              notice given by the Company to  the
                              party   which  gave  the   Transfer
                              Notice  within  10  business   days
                              after  receipt  of such  Notice  to
                              purchase  all, but not a  part  of,
                              the shares specified in such Notice
                              for  cash at the minimum price  set
                              forth   therein.   If  the  minimum
                              purchase  price  specified  in  the
                              Transfer   Notice   includes    any
                              property  other  than  cash,   such
                              purchase  price shall be deemed  to
                              be  the amount of any cash included
                              in  the  purchase  price  plus  the
                              value (as jointly determined  by  a
                              nationally   recognized  investment
                              banking firm selected by each party
                              or,  in  the event such  firms  are
                              unable to agree, a third nationally
                              recognized investment banking  firm
                              to  be  selected by them)  of  such
                              other  property  included  in  such
                              price.  For this purpose:
                         (i)   The  parties shall use their  best
                    efforts  to  cause any determination  of  the
                    value  of  any  securities  included  in  the
                    purchase  price  to  be  made  within   three
                    business days after the date of delivery of the Transfer Notice. If the firms selected by the Purchaser and the Company are unable
                    to   agree   upon  the  value  of  any   such
                    securities within such three-day period, the parties shall promptly select a third firm whose determination shall be conclusive.
                         (ii)   The parties shall use their  best
                    efforts to cause any determination of the value of property other than securities to be made within seven business days after the
                    date of delivery of the Transfer Notice.   If
                    the firms selected by the Purchaser and the Company are unable to agree upon a value within such seven-day period, the parties shall promptly select a third firm whose determination shall be conclusive.
                         (iii)   The  date on which  the  Company
                    must exercise its right of first offer shall be extended until three business days after the determination of the value of property
                    included  in  the  purchase  price  if   such
                    property consists solely of securities or 10 business days after the determination of such value if other property is included.
                                   (c)   If the Company exercises
                              its right of first offer hereunder,
                              the  closing of the purchase of the
                              shares of Common Stock with respect
                              to   which  such  right  has   been
                              exercised  shall take place  within
                              10 business days (or if approval of
                              such   purchase  by  the  Company's
                              shareholders is required by law  or
                              pursuant to any stock exchange rule
                              or policy, within 90 calendar days)
                              after  the Company gives notice  of
                              such  exercise.  Upon  exercise  of
                              its   right  of  first  offer,  the
                              Company  shall be legally obligated
                              to    consummate    the    purchase
                              contemplated thereby and shall  use
                              its   best  effort  to  secure  all
                              approvals  required  in  connection
                              therewith.
                                   (d)   If the Company does  not
                              exercise  its right of first  offer
                              hereunder within the time specified
                              for such exercise, Transferor shall
                              be  free during the period  of  120
                              calendar    days   following    the
                              expiration   of   such   time   for
                              exercise   to   sell   the   shares
                              specified  in  such Notice  to  any
                              Person in accordance with the terms
                              specified  therein or at any  price
                              in  excess  of the price  specified
                              therein;  provided  that  (1)  such
                              person  is  an  investment  company
                              registered   under  the  Investment
                              Company Act of 1940, as amended,  a
                              broker  or dealer registered  under
                              the  Exchange Act, a bank,  thrift,
                              savings  and  loan or an  insurance
                              company  and, in any such case,  is
                              acquiring   such  shares   in   the
                              ordinary course of business without
                              the    purpose   or    effect    of
                              influencing control of the Company;
                              (2) such Transfer is effected in an
                              ordinary       course      brokers'
                              transaction    on    a     national
                              securities   exchange;   (3)   such
                              person  (A) is not a competitor  of
                              the Company engaged in the fashion,
                              textile  or  fabrics  business,  at
                              either   the  wholesale  or  retail
                              level  (a  "Competitor"),  and  (B)
                              will  not,  after giving effect  to
                              such  Transfer,  be the  Beneficial
                              Owner  of 5% or more of the  Common
                              Stock;  or (4) such person  (A)  is
                              not  a  Competitor, (B) will, after
                              giving effect to such Transfer,  be
                              the  Beneficial Owner of 5% or more
                              of  the Common Stock and (C) is not
                              an   entity  or  individual   whose
                              ownership of Common Stock has  been
                              determined by the Company  in  good
                              faith  to  be  detrimental  to  the
                              Company.
 7.5. Termination of Certain Restrictions. The covenants contained in Sections 7.2(b) and (c), 7.3 and 7.4 hereof shall terminate upon the earlier of (i) the Principal Stockholder ceasing to be the Beneficial Owner of shares of Company Stock representing a majority of the outstanding aggregate voting power of the Company Stock, taken together as a single class and (ii) the Purchaser and its Affiliates ceasing to own in the aggregate at least 30% of the Shares purchased by the Purchaser hereunder.
ARTICLE VIII.
MISCELLANEOUS
 8.1.  Certain Definitions.  As used in this Agreement:
                                   (a)    "Acquisition  Proposal"
                              shall  mean  a  bona  fide  written
                              proposal  received by  the  Company
                              from   any  Person  or  Group  that
                              contemplates  a transaction  which,
                              if  effected,  would  constitute  a
                              Change of Control of the Company.
                                   (b)   "Affiliate"  shall  have
                              the meaning given such term in Rule
                              12b-2 under the Exchange Act.
                                   (c)    "Beneficial  Ownership"
                              and  "Beneficial Owner" shall  have
                              the  meanings given such  terms  in
                              Section  13(d)(3) of  the  Exchange
                              Act  and  the rules and regulations
                              promulgated thereunder.
                                   (d)  "Change of Control" shall
                              mean (1) an acquisition of, or  the
                              entering   into  of  a   definitive
                              agreement   with  the  Company   to
                              acquire,  Voting Stock by a  Person
                              or  Group (other than the Principal
                              Stockholder or his Affiliates) in a
                              purchase  or transaction or  series
                              of  purchases  or  transactions  if
                              immediately thereafter such  Person
                              or   Group  has,  or  would   have,
                              Beneficial Ownership of  more  than
                              50% of the combined voting power of
                              the   Company's  then   outstanding
                              Voting Stock; (2) the execution  of
                              an agreement providing for a tender
                              offer,  merger,  consolidation   or
                              reorganization, or series  of  such
                              related transactions involving  the
                              Company,   unless  both   (x)   the
                              stockholders   of   the    Company,
                              immediately  after such transaction
                              or  transactions shall Beneficially
                              Own  at  least  50% of  the  Voting
                              Stock  of the Company (or,  if  the
                              Company  shall not be the surviving
                              company     in     such     merger,
                              consolidation   or  reorganization,
                              such  surviving company),  and  (y)
                              the  Company is not subject  to  an
                              agreement  that  contemplates  that
                              individuals who are then  directors
                              of   the  Company  (or  individuals
                              designated  by  the Company  at  or
                              before   the   closing   of    such
                              transaction) shall constitute  less
                              than a majority of the directors of
                              the   Company  (or  such  surviving
                              company, as the case may be)  after
                              the  closing  of such  transaction;
                              (3)  a  change  or changes  in  the
                              membership  of the Company's  Board
                              of  Directors  which  represent   a
                              change  of  a majority or  more  of
                              such  membership during any  twelve
                              month period (unless such change or
                              changes   in  membership  are   the
                              result of an election approved by a
                              majority of (i) the members of  the
                              Board  of Directors holding  office
                              on  the date hereof or (ii) members
                              whose election was approved by such
                              members); or (4) a sale of  all  or
                              substantially all of the  Company's
                              assets.
                                   (e)    "Governmental   Entity"
                              shall   mean  any  agency,  bureau,
                              commission,    court,   department,
                              official,   political  subdivision,
                              tribunal  or  other instrumentality
                              of any government, whether federal,
                              state, county or local, domestic or
                              foreign.
                                   (f)   "Group" shall  have  the
                              meaning  given such term in Section
                              13(d)(3)  of the Exchange  Act  and
                              the     rules    and    regulations
                              promulgated thereunder.
                                   (g)  "Material Adverse Effect"
                              shall  mean,  with respect  to  any
                              Person,  a material adverse  effect
                              on    the   business,   properties,
                              operations, or condition (financial
                              or  otherwise) of such Person  (and
                              its   subsidiaries),  taken  as   a
                              whole.
                                   (h)   "Person" shall mean  any
                              person,   individual,  corporation,
                              partnership,  trust or  other  non-
                              governmental    entity    or    any
                              governmental     agency,     court,
                              authority  or  other body  (whether
                              foreign,  federal, state, local  or
                              otherwise).
                                   (i)  "Voting Stock" shall mean
                              (1)  the Common Stock, the Class  B
                              Common   Stock   and   any    other
                              securities  issued by  the  Company
                              having  the ordinary power to  vote
                              in the election of directors of the
                              Company   (other  than   securities
                              having  such  power only  upon  the
                              happening  of  a contingency),  and
                              (2)  the common stock and any other
                              securities issued by any  successor
                              to   the  Company  pursuant  to   a
                              merger,      consolidation       or
                              reorganization having the  ordinary
                              power  to  vote in the election  of
                              directors of such successor company
                              (other than securities having  such
                              power only upon the happening of  a
                              contingency).
                                   (j)    As  used  herein,   any
                              references  to  specified   numbers
                              (but not percentages) of Shares  or
                              of  Common Stock shall be deemed to
                              be  references  to such  number  of
                              Shares or of Common Stock as may be
                              adjusted in the event of any change
                              in the capital stock of the Company
                              by reason of stock dividends, split-
                              ups,  reverse  split-ups,  mergers,
                              recapitalizations,    subdivisions,
                              conversions, exchanges of shares or
                              the  like occurring after the  date
                              of this Agreement.
 8.2.  Further Assurances.
                                   (a)   Each of the Company  and
                              the   Purchaser   shall   use   its
                              commercially reasonable efforts  to
                              take all actions required under any
                              law,  rule or regulation to  ensure
                              that  the conditions to the Closing
                              set  forth herein are satisfied  on
                              or before the Closing Date.
                                   (b)  In furtherance and not in
                              limitation  of the foregoing,  each
                              of  the  Company and the  Purchaser
                              hereby    agrees   to    make    an
                              appropriate     filing     of     a
                              Notification   and   Report    Form
                              pursuant   to  the  HSR  Act   with
                              respect    to    the   transactions
                              contemplated hereby as promptly  as
                              practicable  after the date  hereof
                              or (y) if later, five business days
                              after  the receipt by the Purchaser
                              of all information from the Company
                              reasonably   necessary   for    the
                              Purchaser's  preparation  of   such
                              filing)  and to supply as  promptly
                              as   practicable   any   additional
                              information     and     documentary
                              material   that  may  be  requested
                              pursuant to the HSR Act and to  use
                              commercially reasonable efforts  to
                              cause   the  expiration  or   early
                              termination   of   the   applicable
                              waiting  periods under the HSR  Act
                              as soon as practicable.  Nothing in
                              this Section 8.2 shall require  any
                              of  the  Company and its Affiliates
                              or the Purchaser and its Affiliates
                              to sell or otherwise dispose of, or
                              permit    the   sale    or    other
                              disposition of, any assets, whether
                              as  a  condition to  obtaining  any
                              approval from a Governmental Entity
                              or  any other Person for any  other
                              reason.
                                   (c)   Each of the Company  and
                              the  Purchaser shall, in connection
                              with  the  efforts  referenced   in
                              Section  8.2(a),  use  commercially
                              reasonable  efforts to  obtain  all
                              requisite       approvals       and
                              authorizations  for  the  sale  and
                              purchase  of the Shares  under  the
                              HSR  Act  or  any other law,  rule,
                              regulation,   order    or    decree
                              (collectively,  the  "Laws").    In
                              furtherance  and not in  limitation
                              of   the  foregoing,  each  of  the
                              Company and the Purchaser shall (1)
                              cooperate in all respects with each
                              other in connection with any filing
                              or  submission  and  in  connection
                              with  any  investigation  or  other
                              inquiry,  including any  proceeding
                              initiated  by a private party,  (2)
                              promptly inform the other party  of
                              any  communication received by such
                              party  from, or given by such party
                              to  any Governmental Entity and  of
                              any material communication received
                              or  given  in connection  with  any
                              proceeding by a private  party,  in
                              each  case  regarding  any  of  the
                              transactions  contemplated  hereby,
                              and  (3) permit the other party  to
                              review  any communication given  by
                              it  to, and consult with each other
                              in   advance  of  any  meeting   or
                              conference  with, any  Governmental
                              Entity  or, in connection with  any
                              proceeding by a private party, with
                              any other Person, and to the extent
                              permitted   by   the   Governmental
                              Entity  or other Person,  give  the
                              other  party  the  opportunity   to
                              attend  and  participate  in   such
                              meetings and conferences.
                                   (d)  In furtherance and not in
                              limitation of the covenants of  the
                              parties   contained   in   Sections
                              8.2(a),   (b)  and  (c),   if   any
                              administrative  or judicial  action
                              or    proceeding,   including   any
                              proceeding by a private  party,  is
                              instituted  (or  threatened  to  be
                              instituted)     challenging     the
                              purchase of the Shares contemplated
                              by  this Agreement as violative  of
                              any  Law,  each of the Company  and
                              the  Purchaser shall  cooperate  in
                              all  respects with each  other  and
                              use commercially reasonable efforts
                              to  contest  and  resist  any  such
                              action  or proceeding and  to  have
                              vacated,   lifted,   reversed    or
                              overturned  any  decree,  judgment,
                              injunction or other order,  whether
                              temporary,      preliminary      or
                              permanent,  that is in  effect  and
                              that    prohibits,   prevents    or
                              restricts   consummation   of   the
                              transactions contemplated  by  this
                              Agreement.    Notwithstanding   the
                              foregoing or any other provision of
                              this  Agreement,  nothing  in  this
                              Section  8.2 shall limit a  party's
                              right  to  terminate this Agreement
                              pursuant to Section 8.10,  so  long
                              as  such  party  has complied  with
                              this Section 8.2.
                                   (e)   If  any  objections  are
                              asserted   with  respect   to   the
                              transactions  contemplated   hereby
                              under  any  Law or if any  suit  is
                              instituted   by  any   Governmental
                              Entity   or   any   private   party
                              challenging  the  purchase  of  the
                              Shares   contemplated   hereby   as
                              violative of any Law, each  of  the
                              Company and the Purchaser shall use
                              commercially reasonable efforts  to
                              resolve  any  such  objections   or
                              challenge   as   such  Governmental
                              Entity or private party may have to
                              such transactions under such Law so
                              as  to permit  consummation of  the
                              transactions contemplated  by  this
                              Agreement.
 8.3. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of New York, without regard to principles of conflicts of law.
 8.4. Survival; Termination of Covenants. The representations and warranties in Articles III and IV of this Agreement shall survive until the first anniversary of the date hereof, except for the representations and warranties in Sections 3.1, 3.2, 3.5 and 3.10, and in Sections 4.4 through 4.11 hereof, which shall continue to survive. The covenants and agreements of the Company and the Purchaser under this Agreement shall survive in accordance with their terms.
 8.5.  Indemnification.
                                   (a)  The Company hereby agrees
                              to   indemnify,  defend  and   hold
                              harmless  the  Purchaser  from  and
                              against all actual demands, claims,
                              actions   or   causes  of   action,
                              assessments,    losses,    damages,
                              liabilities,  costs  and   expenses
                              (collectively, "Claims"), including
                              without    limitation    reasonable
                              attorneys'   fees   and   expenses,
                              asserted against, resulting to,  or
                              imposed  upon  or incurred  by  the
                              Purchaser by reason of or resulting
                              from  a  breach  of  any  covenant,
                              representation,     warranty     or
                              agreement  of the Company contained
                              in this Agreement.
                                   (b)    The  Purchaser   hereby
                              agrees  to  indemnify,  defend  and
                              hold harmless the Company from  and
                              against   all   Claims,   including
                              without    limitation    reasonable
                              attorneys'   fees   and   expenses,
                              asserted against, resulting to,  or
                              imposed  upon  or incurred  by  the
                              Company  by reason of or  resulting
                              from  a  breach  of  any  covenant,
                              representation,     warranty     or
                              agreement    of    the    Purchaser
                              contained in this Agreement.
 8.6. Successors and Assigns. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and permitted assigns. Neither party may assign this Agreement or any of its rights or obligations hereunder to any Person without the prior written consent of the other party.
 8.7. Amendments; Etc. No amendment, modification, termination, or waiver of any provision of this Agreement, and no consent to any departure by a party to this Agreement from any provision of this Agreement, shall be effective unless it shall be in writing and signed and delivered by the other party to this Agreement, and then it shall be effective only in the specific instance and for the specific purpose for which it is given.
 8.8. Entire Agreement; No Third-Party Beneficiaries. This Agreement, the Registration Rights Agreement and the License Agreement embody the entire agreement and understanding of the parties and supersede all prior agreements or understandings with respect to the subject matter thereof. This Agreement is not intended to confer upon any Person other than the parties hereto any rights or remedies hereunder.
 8.9.  Notices.  All notices, requests and other communications to any party under this Agreement shall be in writing. Communications may be made by telecopy or similar writing. Each communication shall be given to the party at its address set forth below or at any other address as the party may specify for this purpose by notice to the other party. Each communication shall be effective (1) if given by telecopy, when the telecopy is transmitted to the proper address and the receipt of the transmission is confirmed, (2) if given by mail, 72 hours after the communication is deposited in the mails properly addressed with first class postage prepaid or (3) if given by any other means, when delivered to the proper address and a written acknowledgment of delivery is received.
                                   (a)  If to the Company, to:
                    Kenneth Cole Productions, Inc.
                    152 West 57th Street
                    New York, NY  10019
                    Attention:  Mr. Stanley A. Mayer
                      Executive Vice President
                      and Chief Financial Officer
                    Telecopy:  (201) 583-8577
               and with additional copies to:

                    Kenneth Cole Productions, Inc.
                    152 West 57th Street
                    New York, NY  10019
                    Patrice F. Cohen, Esq.
                     General Counsel
                    Telecopy:  (201) 583-8588
                    and
                    Daniel D. Rubino, Esq.
                    Willkie Farr & Gallagher
                    787 Seventh Avenue
                    New York, NY  10019
                    Telecopy:  (212) 728-8111
                                   (b)  If to the Purchaser, to:
                    Liz Claiborne, Inc.
                    One Claiborne Avenue
                    North Bergen, NJ  07045
                    Attention:  Mr. Richard F. Zannino
                      Senior Vice President - Finance
                      and Administration and
                      Chief Financial Officer
                    Telecopy:  (212) 626-1888
               and with additional copies to:
                    Liz Claiborne, Inc.
                    One Claiborne Avenue
                    North Bergen, NJ  07045
                    Roberta S. Karp, Esq.
                    Vice President - Corporate Affairs
                      and General Counsel
                    Telecopy:  (201) 295-7803
                    and
                    Kramer Levin Naftalis & Frankel LLP
                    919 Third Avenue
                    New York, NY  10022
                    Attention:  Paul S. Pearlman, Esq.
                    Telecopy:  (212) 715-8000

 8.10.  Fees, Costs and Expenses.  All fees, costs and expenses
(including attorneys' fees and expenses) incurred by either party hereto in connection with the preparation, negotiation and
execution of this Agreement and the consummation of the
transactions contemplated hereby, shall be the sole and exclusive responsibility of such party; provided, however, that the
Purchaser shall pay the filing fee for the Notification and
Report Form pursuant to the HSR Act.
 8.11.  Termination.
                                   (a)   This  Agreement  may  be
                              terminated at any time prior to the
                              Closing Date:
(1)   by mutual written consent of the Company and the Purchaser;
               (2) by either the Company or the Purchaser if the other materially breaches this Agreement and such breach remains uncured for 10 days after receipt by the breaching party of written notice thereof;
               (3) by either the Company or the Purchaser if the Closing Date shall not have occurred on or before December 31, 1999. The right to terminate this Agreement under this Section 8.10(a)(3)
          shall be not available to any party whose failure to fulfill any obligation under this Agreement has been the cause of, or resulted in, the failure of any condition to be satisfied.
                                   (b)     In   the   event    of
                              termination  of this  Agreement  by
                              either the Company or the Purchaser
                              as  provided in this Section  8.10,
                              this   Agreement  shall   forthwith
                              become  null  and  void  and  there
                              shall be no liability or obligation
                              on  the part of the Company or  the
                              Purchaser  except with  respect  to
                              Sections  3.10, 4.11  and  8.9  and
                              this   Section  8.10(b);  provided,
                              however, that nothing herein  shall
                              relieve  any  party from  liability
                              with  respect to any breach of this
                              Agreement.
 8.12. Severability of Provisions. Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of the prohibition or unenforceability without invalidating the remaining provisions of this Agreement or affecting the validity or enforceability of the provision in any other jurisdiction.
 8.13. Publicity. The Company and the Purchaser shall agree on the form and content of the initial public announcement which shall be made concerning this Agreement and the transactions contemplated hereby, and neither the Company nor the Purchaser shall make such public announcement without the consent of the other, except as required by law.
 8.14. Headings and References. Section headings in this Agreement are included for the convenience of reference only and do not constitute a part of this Agreement for any other purpose.
References to parties, express beneficiaries and sections in this Agreement are references to the parties to or the express beneficiaries and sections of this Agreement, as the case may be, unless the context shall require otherwise.
 8.15. Counterparts; Effectiveness. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if all signatures were on the same instrument.
 8.16. Exclusive Jurisdiction. Each party (1) agrees that any action, complaint, counterclaim, investigation, petition, suit or other proceeding, whether civil or criminal, in law or in equity, or before any arbitrator, court or Governmental Entity (each, an "Action"), with respect to this Agreement or any transaction contemplated by this Agreement shall be brought exclusively in the courts of the State of New York or of the United States of America for the Southern District of New York, in each case sitting in the Borough of Manhattan, State of New York, (2) accepts for itself and in respect of its property, generally and unconditionally, the jurisdiction of those courts and (3) irrevocably waives any objection, including, without limitation, any objection to the laying of venue or based on the grounds of Forum Non Conveniens, which it may now or hereafter have to the bringing of any legal action in those jurisdictions; provided, however, that any party may assert in an Action in any other jurisdiction or venue each mandatory defense, third-party claim or similar claim that, if not so asserted in such Action, may thereafter not be asserted by such party in an original Action in the courts referred to in clause (1) above.
 8.17. Waiver of Jury Trial. Each party waives any right to a trial by jury in any Action to enforce or defend any right under this Agreement or any amendment, instrument, document or agreement delivered, or which in the future may be delivered, in connection with this Agreement and agrees that any Action shall be tried before a court and not before a jury.
          [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]
          IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date first written above.
                         KENNETH COLE PRODUCTIONS, INC.



                         By:                                  /s/
                         Stanley A. Mayer
                            Name:  Stanley A. Mayer
                            Title: Executive Vice President
                                   and Chief Financial Officer



                         LIZ CLAIBORNE, INC.



                         By:                                  /s/
                         Paul R. Charron
                            Name:  Paul R. Charron
                            Title: Chairman and
                                   Chief Executive Officer

                          EXHIBIT 10.02



                  REGISTRATION RIGHTS AGREEMENT

                             between

                 KENNETH COLE PRODUCTIONS, INC.

                               and


                       LIZ CLAIBORNE, INC.

                    Dated as of July 20, 1999





                        TABLE OF CONTENTS

                                                             PAGE





1.  DEMAND REGISTRATION RIGHTS.     11


2.  PIGGY-BACK REGISTRATION RIGHTS.     12


3.  REGISTRATION PROVISIONS.     13


4.  BLACKOUT PROVISIONS.     18


5.  TERMINATION PROVISIONS.     18


6.  EXPENSES.     19


7.  INDEMNIFICATION.     20


8.  TRANSFER RESTRICTIONS.     22


9.  EXEMPT SALES.     22


10. MERGER, CONSOLIDATION, EXCHANGE, ETC.     23


11. NOTICES.     23


12. NO WAIVERS; REMEDIES.     24


13. AMENDMENTS, ETC.     24


14. SUCCESSORS AND ASSIGNS.     24


15. GOVERNING LAW.     25


16. COUNTERPARTS; EFFECTIVENESS.     25


17. SEVERABILITY OF PROVISIONS.     25


18. HEADINGS AND REFERENCES.     25


19. ENTIRE AGREEMENT.     25


20. SURVIVAL.     25


21. EXCLUSIVE JURISDICTION.     26


22. WAIVER OF JURY TRIAL.     26


23. AFFILIATE.     26


24. EFFECTIVENESS; TERMINATION.     26




                    REGISTRATION RIGHTS AGREEMENT

     REGISTRATION RIGHTS AGREEMENT (this "Agreement"), dated as of July 20, 1999, between Kenneth Cole Productions, Inc., a New York corporation (the "Company"), and Liz Claiborne, Inc., a Delaware corporation (the "Stockholder").

                        W I T N E S S E T H:

     WHEREAS, pursuant to the terms of that certain Common Stock Purchase Agreement dated as of the date hereof between the Stockholder and the Company (the "Common Stock Purchase Agreement"), the Company is selling to the Stockholder, and the Stockholder is purchasing from the Company, an aggregate of 1,000,000 shares (the "Shares") of the Company's Class A Common Stock, $.01 par value per share; and

     WHEREAS, the Company and the Stockholder desire to enter into this Agreement to provide for, among other things, the registration under the Securities Act of 1933, as amended (the "Securities Act"), of the disposition of the Registrable Shares (as defined below).

     NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants and agreements herein contained, and intending to be legally bound hereby, the Company and the Stockholder hereby agree as follows:

Demand Registration Rights.
If at any time after the Initial Sale Restriction Termination Date (as defined in the Common Stock Purchase Agreement) and prior to the Termination Date (as defined in the Common Stock Purchase Agreement), the Company shall have received the written request (the "Demand Registration Notice") of the Stockholder or holders of at least 400,000 Registrable Shares in the aggregate (as such number of shares may be adjusted in the event of any change in the capital stock of the Company by reason of stock dividends, split-ups, reverse split-ups, mergers, recapitalizations, subdivisions, conversions, exchanges of shares or the like) that have been acquired directly or indirectly from the Stockholder and to which rights under this Section 1 shall have been assigned pursuant to Section 14(a) (each such person, when requesting registration under this Section 1 or under Section 2 and thereafter in connection with any such registration, being hereinafter referred to as a "Registering Stockholder"), the Company shall promptly give written notice of the receipt of such request to each potential Registering Stockholder and each other person known by the Company to have rights with respect to the registration under the Securities Act of the disposition of securities of the Company. The Company shall use reasonable best efforts to file as promptly as practicable but in any event within 45 days after the Company 's receipt of such Demand Registration Notice a Registration Statement which includes the Registrable Shares owned by the Registering Stockholders (all such Registrable Shares collectively, the "Transaction Registrable Shares") that in each case shall have been duly specified by such Registering Stockholders by written notice received by the Company not later than 20 days after the Company shall have given written notice to the Registering Stockholders pursuant to this Section 1(a).
If the Registering Stockholders initiating a request for registration of Registrable Shares pursuant to Section 1(a) shall state in such written notice that they intend to distribute the Transaction Registrable Shares covered by their request by means of an underwritten offering, the Company shall include such information in the written notice delivered by the Company pursuant to Section 1(a). The Company shall select the managing underwriter for the offering and any additional investment bankers and managers to be used in connection with the offering, in each case with the consent of the Registering Stockholders holding a majority of the Transaction Registrable Shares, which consent shall not be unreasonably withheld, conditioned or delayed.
Notwithstanding anything herein to the contrary:
  the Company shall not be required to prepare and file pursuant to this Section 1, and the Company shall be entitled not to file and, if filed, to withdraw a Registration Statement including less than 400,000 Transaction Registrable Shares in the aggregate (as such number of shares may be adjusted in the event of any change in the capital stock of the Company by reason of stock dividends, split-ups, reverse split-ups, mergers, recapitalizations, subdivisions, conversions, exchanges of shares or the like);
  the Company shall not be required to prepare and file pursuant to this Section 1 more than two Registration Statements prior to the
                          Termination Date;
the Company shall not be required to prepare and file a Registration Statement pursuant to this Section 1 during the period from the date of filing of a registration statement of the Company involving an underwritten offering of any Equity Securities of the Company to the date that is the earlier of (A) the date of the withdrawal of the registration statement or the request to file the registration statement by the security holder requesting the registration and (B)
    the date that is 90 days following the effective date of the registration statement;
if a requested registration pursuant to this Section 1 shall involve an underwritten offering, and if the managing underwriter shall advise the Company and the Registering Stockholders in writing that, in its opinion, the number of Transaction Registrable Shares proposed to be included in the registration is so great as to adversely affect the offering, including the price at which the Transaction Registrable Shares could be sold, the Company shall include in the registration the maximum number of securities which it is so advised can be sold without the adverse effect, allocated as follows:
   First, all Transaction Registrable Shares duly requested to be included in the registration, allocated pro rata among all Registering Stockholders on the basis of the relative number of
  Transaction Registrable Shares that each Registering Stockholder shall have duly requested to be included in the registration or such other basis as the Registering Stockholders shall agree; and Second, any other securities proposed to be registered by the Company other than for its own account, including, without limitation, securities proposed to be registered by the Company pursuant to the exercise by any person other than a Registering Stockholder of a "piggy-back" right requesting the registration of shares of Common Stock pursuant to an agreement with the Company in existence as of the date of this Agreement that expressly provides, in effect, that the Company is required to include such shares of Common Stock in the
                     Registration Statement; and
before the Registration Statement becomes effective, any Registering
   Stockholder may withdraw from the registration any Transaction Registrable Shares owned by the Registering Stockholder; provided that, subject to Section 1(c)(1), withdrawal of Transaction Registrable Shares shall not relieve the Company from its obligations under this Agreement with respect to Transaction Registrable Shares that are not withdrawn from the Registration Statement; and provided further that, if Registering Stockholders withdraw all Transaction Registrable Shares from a registration and pay all expenses incurred by the Company in connection with such registration, the Registering
  Stockholders shall not be deemed to have requested a registration under Section 1 with respect to such registration. Piggy-Back Registration Rights.
From and after the Sale Restriction Termination Date to and including the Termination Date, if the Company shall determine to register or qualify by a registration statement filed under the Securities Act and under any applicable state securities laws, any Equity Securities of the Company, whether for its own account or the account of a holder of Equity Securities of the Company, other than an offering with respect to which a Registering Stockholder shall have requested a registration pursuant to Section 1, the Company shall give notice of such determination to each potential Registering Stockholder and each other person known by the Company to have rights with respect to the registration under the Securities Act of the disposition of securities of the Company. The Company shall use reasonable best efforts as promptly as practicable to include in a Registration Statement the Transaction Registrable Shares that in each case shall have been duly specified by such Registering Stockholders by written notice received by the Company not later than 20 days after the Company shall have given written notice to the Registering Stockholders pursuant to this Section 2(a).
Notwithstanding anything herein to the contrary:
 the Company shall not be required by this Section 2 to include any Registrable Shares in (A) a registration statement on Form S-4 or S-8
  (or any successor form) or (B) a registration statement filed in connection with an exchange offer or other offering of securities solely to the then existing stockholders of the Company;
if a registration pursuant to this Section 2 involves an underwritten offering, the Company shall select the managing underwriter for the offering and any additional investment bankers and managers to be used in connection with the offering, and if the managing underwriter advises the Company in writing that, in its opinion, the number of securities requested to be included in the registration is so great as to adversely affect the offering, including the price at which the securities could be sold, the Company shall include in the registration the maximum number of securities which it is so advised can be sold without the adverse effect, allocated as follows:
 First, all securities proposed to be registered by the Company for its own account;
   Second, all securities proposed to be registered by the Company pursuant to the exercise by any person other than a Registering
Stockholder of a "demand" right requesting the registration of shares of Company Common Stock pursuant to an agreement with the Company in existence as of the date of this Agreement; and Third, any other securities proposed to be registered by the Company other than for its own account, including, without limitation, Transaction Registrable Shares duly requested to be included in the registration and securities proposed to be registered by the Company pursuant to the exercise by any person other than a Registering Stockholder of a "piggy-back" right requesting the registration of shares of Company Common Stock pursuant to an agreement with the Company, allocated pro rata among all Registering Stockholders and such other persons on the basis of the relative number of Transaction
    Registrable Shares or other securities that each Registering Stockholder or other person has duly requested to be included in such registration;
before the Registration Statement becomes effective, any Registering
   Stockholder may withdraw from the registration any Transaction Registrable Shares owned by the Registering Stockholder; provided that, subject to Section 2(b)(4), the withdrawal of Transaction Registrable Shares shall not relieve the Company from its obligations under this Agreement with respect to Transaction Registrable Shares that are not withdrawn from the Registration Statement. Registration Provisions.
     With respect to each registration pursuant to this Agreement:

Notwithstanding anything herein to the contrary, the Company shall not be required to include in any registration any of the Registrable Shares owned by a Registering Stockholder if (1) the distribution of such Registrable Shares proposed by the Registering Stockholder is exempt from registration under the Securities Act and all applicable state securities laws, (2) such Registering Stockholder or any underwriter of such Registrable Shares shall fail to furnish to the Company the information in respect of the distribution of such Registrable Shares that may be required under this Agreement to be furnished by the Registering Stockholder or the underwriter to the Company or (3) if such registration involves an underwritten offering, such Registrable Shares are not included in such underwritten offering on the same terms and conditions as shall be applicable to the other securities being sold through underwriters in the registration or the Registering Stockholder fails to enter into an underwriting agreement in customary form with the underwriter or underwriters selected for such underwritten offering.
The Company shall make available for inspection by each Registering Stockholder participating in the registration, each underwriter of Transaction Registrable Shares owned by the Registering Stockholder and their respective accountants, counsel and other representatives all financial and other records, pertinent corporate documents and properties of the Company as shall be reasonably necessary to enable them to exercise their due diligence responsibility in connection with each registration of Transaction Registrable Shares owned by the Registering Stockholder, and shall cause the Company's officers, directors and employees to supply all information reasonably requested by any such person in connection with such registration; provided that records and documents which the Company determines, in good faith, to be confidential and which it notifies such persons are confidential shall not be disclosed to them, except in each case to the extent that (1) the disclosure of such records or documents is necessary to avoid or correct a misstatement or omission in the Registration Statement or (2) the release of such records or documents is ordered pursuant to a subpoena or other order from a court of competent jurisdiction. Each Registering Stockholder shall, upon learning that disclosure of any such records or documents is sought in a court of competent jurisdiction, give notice to the Company, and allow the Company, at the Company's expense, to undertake appropriate action and to prevent disclosure of any such records or documents deemed confidential.
Each Registering Stockholder shall furnish, and shall cause each underwriter of Transaction Registrable Shares owned by the Registering Stockholder to be distributed pursuant to the registration to furnish, to the Company in writing promptly upon the request of the Company the information regarding the Registering Stockholder or the underwriter, the contemplated distribution of the Transaction Registrable Shares and the other information regarding the proposed distribution by the Registering Stockholder and the underwriter that shall be required in connection with the proposed distribution by the applicable securities laws of the United States of America and the states thereof in which the Transaction Registrable Shares are contemplated to be distributed. The information furnished by any Registering Stockholder or any underwriter shall be certified by the Registering Stockholder or the underwriter, as the case may be, and shall be stated to be specifically for use in connection with the registration.
The Company shall use reasonable best efforts to prepare and file with the Securities and Exchange Commission as promptly as practicable the Registration Statement, including the Prospectus, and each amendment thereof or supplement thereto, under the Securities Act and as required under any applicable state securities laws, on the form that is then required or available for use by the Company to permit each Registering Stockholder, upon the effective date of the Registration Statement, to use the Prospectus in connection with the contemplated distribution by the Registering Stockholder of the Transaction Registrable Shares requested to be so registered. The Company shall furnish to each Registering Stockholder drafts of the Registration Statement and the Prospectus and each amendment thereof or supplement thereto for its timely review prior to the filing thereof with the Securities and Exchange Commission, and shall use its reasonable best efforts to reflect in each such document, when so filed with the Securities and Exchange Commission, such comments as the Registering Stockholder reasonably may propose. If any Registration Statement refers to any Registering Stockholder by name or otherwise as the holder of any securities of the Company but such reference is not required by the Securities Act or any similar federal statute then in force, then the Registering Stockholder shall have the right to require, the deletion of such reference. The Company shall deliver to each Registering Stockholder, without charge, such number of copies of the Registration Statement and each amendment or post-effective amendment thereof and such number of copies of each document incorporated therein by reference, as the Registering Stockholder may reasonably may request. If the registration shall have been initiated solely by the Company or shall not have been initiated by a Registering Stockholder, the Company shall not be obligated to proceed with the registration, and may withdraw the Registration Statement at any time prior to the effectiveness thereof, if the Company shall determine not to proceed with the offering of securities included in the Registration Statement. In all other cases, the Company shall use reasonable best efforts to cause the Registration Statement to become effective as promptly as practicable and, as soon as practicable after the effectiveness thereof, shall deliver to each Registering Stockholder evidence of the effectiveness and such number of copies of the Prospectus, including any preliminary prospectus, and each amendment thereof or supplement thereto, as the Registering Stockholder may reasonably request. The Company consents to the use by each Registering Stockholder of each Prospectus and each amendment thereof and supplement thereto in connection with the distribution, in accordance with this Agreement, of the Transaction Registrable Shares owned by the Registering Stockholder. In addition, the Company shall qualify or register under the securities laws or blue sky laws of such states as may be reasonably requested by each Registering Stockholder with respect to the Transaction Registrable Shares of the Registering Stockholder that shall have been included in the Registration Statement, and to continue such registration or qualification in effect for so long as such registration statement remains in effect; provided that the Company shall not be obligated to file any general consent to service of process or to qualify as a foreign corporation in any state in which it is not subject to process or qualified as of the date of the request. The Company shall advise the Stockholder and each Registering Stockholder in writing, promptly after the occurrence of any of the following, of
(1) the filing of the Registration Statement or any Prospectus, or any amendment thereof or supplement thereto, with the Securities and Exchange Commission, (2) the effectiveness of the Registration Statement and any post-effective amendment thereto, (3) the receipt by the Company of any communication from the Securities Exchange Commission with respect to the Registration Statement or the Prospectus, or any amendment thereof or supplement thereto, including, without limitation, any stop order suspending the effectiveness thereof, any comments with respect thereto and any requests for amendments or supplements and (4) the receipt by the Company of any notification with respect to the suspension of the qualification of Transaction Registrable Shares owned by the Registering Stockholders for sale in any jurisdiction or the initiation or threatening of any proceeding for such purpose.
The Company shall use reasonable best efforts to cause the Registration Statement to remain effective under the Securities Act and the Prospectus to remain current, including the filing of necessary amendments, post-effective amendments and supplements, and shall furnish copies of such amendments, post-effective amendments and supplements to the Registering Stockholders, so as to permit the Registering Stockholders to distribute the Transaction Registrable Shares owned by them in their respective manner of distribution during their respective contemplated periods of distribution for a period ending on the earlier of (A)(i) for a Registration Statement pursuant to Rule 415 under the Securities Act, the date which is six months after the effective date of such Registration Statement and
(ii) for all other Registration Statements, the date which is 120 days after the effective date of such Registration Statement, and (B) the date on which all Registrable Securities covered by such Registration Statement have been sold and the distribution contemplated thereby has been completed; provided that the period shall be increased by the number of days that any Registering Stockholder shall have been required by Section 4 to refrain from disposing under the registration any of the Transaction Registrable Shares owned by the Registering Stockholder. During such respective contemplated periods of distribution, the Company shall comply with the provisions of the Securities Act applicable to it with respect to the disposition of all Transaction Registrable Shares owned by the Registering Stockholders that shall have been included in the Registration Statement in accordance with their respective contemplated manner of disposition by the Registering Stockholders set forth in the Registration Statement, the Prospectus or the supplement, as the case may be.
Any obligation of the Company under this Agreement, including any obligation to use its reasonable best efforts or take such actions as are reasonably required shall not preclude the Company from taking any action or omitting to take any action (other than omitting to file necessary amendments, post-effective amendments and supplements if a Suspension Notice or Termination Notice is not then in effect pursuant to Section 4 or Section 5, respectively) that would result in the Company issuing a Suspension Notice or Termination Notice.
The Company shall notify each Registering Stockholder, at any time when a prospectus with respect to the Transaction Registrable Shares owned by the Registering Stockholders is required to be delivered under the Securities Act, when the Company becomes aware of the happening of any event as a result of which the Prospectus (as then in effect) contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements therein (in the case of the Prospectus or any preliminary prospectus, in light of the circumstances under which they were made) not misleading; and, as promptly as practicable thereafter, but subject to Sections 4 and 5, the Company shall use reasonable best efforts to prepare and file with the Securities and Exchange Commission an amendment or supplement to the Registration Statement or the Prospectus so that, as thereafter delivered to the purchasers of such Transaction Registrable Shares, such Prospectus will not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The Company also shall notify each Registering Stockholder, when the Company becomes aware of the occurrence thereof, of the issuance by the Securities and Exchange Commission of an order suspending the effectiveness of the Registration Statement; as promptly as practicable thereafter, but subject to Sections 4 and 5, the Company shall use reasonable best efforts to obtain the withdrawal of such order at the earliest possible moment.
If requested by any Registering Stockholder or an underwriter of Transaction Registrable Shares owned by the Registering Stockholder, the Company shall as promptly as practicable prepare and file with the Securities and Exchange Commission an amendment or supplement to the Registration Statement or the Prospectus containing such information as the Registering Stockholder or the underwriter requests to be included therein, including, without limitation, information with respect to the Transaction Registrable Shares being sold by the Registering Stockholder to the underwriter, the purchase price being paid therefor by such underwriter and other terms of the underwritten offering of the Transaction Registrable Shares to be sold in such offering.
The Stockholder shall (1) offer to sell or otherwise distribute Registrable Shares in reliance upon a registration contemplated pursuant to Section 1 or 2 only (A) if the Stockholder is a Registering Stockholder and the Registrable Shares are Transaction Registrable Shares and (B) after the related Registration Statement shall have been filed with the Securities and Exchange Commission,
(2) sell or otherwise distribute Registrable Shares in reliance upon such registration only (A) if the Stockholder is a Registering Stockholder and the Registrable Shares are Transaction Registrable Shares and (B) the related Registration Statement is then effective under the Securities Act, (3) not sell or otherwise distribute Transaction Registrable Shares in reliance upon a registration contemplated by Section 1 or 2 during any period specified in a Suspension Notice delivered to the Registering Stockholder pursuant to Section 4 or after receiving a Termination Notice pursuant to
Section 5 (until the Registering Stockholder shall have received written notice from the Company pursuant to Section 3(d) that the registration of such Transaction Registrable Shares is again effective), (4) distribute Transaction Registrable Shares only in accordance with the manner of distribution contemplated by the Prospectus with respect to the Transaction Registrable Shares owned by the Registering Stockholder and (5) report to the Company distributions made by the Registering Stockholder of Transaction Registrable Shares pursuant to the Prospectus. Each Registering Stockholder, by participating in a registration pursuant to this Agreement, acknowledges that the remedies of the Company at law for failure by the Registering Stockholder to comply with the undertaking contained in this paragraph (i) would be inadequate and that the failure would not be adequately compensable in damages and would cause irreparable harm to the Company, and therefore agrees that undertakings made by the Registering Stockholder in this paragraph
(i) may be specifically enforced.
If the registration involves an underwritten offering, each Registering Stockholder shall enter into an underwriting agreement in customary form with the underwriter or underwriters selected for such underwritten offering.
If the registration involves an underwritten offering, the Company shall enter into an underwriting agreement in customary form with the underwriter or underwriters selected for such underwriting and shall deliver to each Registering Stockholder, its counsel and each underwriter of Transaction Registrable Shares owned by the Registering Stockholders to be distributed pursuant to such registration, the certificates, opinions of counsel and comfort letters that are customarily delivered in connection with underwritten offerings.
Before sales of Transaction Registrable Shares under a Registration Statement, the Company shall cooperate with each Registering Stockholder and each underwriter of Transaction Registrable Shares owned by the Registering Stockholder to facilitate the timely preparation and delivery of certificates (not bearing any restrictive legends) representing the Transaction Registrable Shares to be sold under the Registration Statement and to enable such Transaction Registrable Shares to be in such denominations and registered in such names as the Registering Stockholder or the underwriter may request. The Company shall use reasonable best efforts to (1) comply with all applicable rules and regulations of the Securities and Exchange Commission, and (2) make available to its securityholders, as soon as reasonably practicable, an earning statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first calendar month after the effective date of the Registration Statement, which earning statement shall satisfy the provisions of Section 11(a) of the Securities Act.
The Company shall use reasonable best efforts to cause the Transaction Registrable Shares to be listed on each national securities exchange on which Company Common Stock shall then be listed, if any, and to be qualified for inclusion in the NASDAQ/National Market, as the case may be, if Company Common Stock is then so qualified, and in each case if the listing or inclusion of the Transaction Registrable Shares is then permitted under the rules of such national securities exchange or the NASD, as the case may be. For the purposes of this Agreement, the following terms shall have the following meanings:
"Beneficial Owner" has the meaning given to it in Section 13(d)(3) of the Exchange Act and the rules and regulations promulgated thereunder;
 "Business Day" means any day excluding Saturday, Sunday and any day which is a legal holiday under the laws of the State of Colorado or is a day on which banking institutions located in such state are authorized or required by law or other governmental action to close; "Equity Securities" of a person means the capital stock of the person and all other securities convertible into or exchangeable or exercisable for any shares of its capital stock, all rights or warrants to subscribe for or to purchase, all options for the purchase of, and all calls, commitments or claims of any character relating to, any shares of its capital stock and any securities convertible into or exchangeable or exercisable for any of the foregoing;
"Exchange Act" means the Securities Exchange Act of 1934, as amended;
  "Prospectus" means (A) the prospectus relating to the Transaction Registrable Shares owned by the Registering Stockholders included in a Registration Statement, (B) if a prospectus relating to the Transaction Registrable Shares shall be filed with the Securities and
 Exchange Commission pursuant to Rule 424 (or any similar provision then in force) under the Securities Act, such prospectus, and (C) in the event of any amendment or supplement to the prospectus after the effective date of the Registration Statement, then from and after the effectiveness of the amendment or the filing with the Securities and
 Exchange Commission of the supplement, the prospectus as so amended or supplemented;
 "Registrable Shares" means the Shares and any stock of the Company issued as a result of or in connection with a dividend, stock split, reverse stock split, share combination, recapitalization, reclassification or other distribution with respect to, or in exchange for or in replacement of, the Shares. "Registration Statement" means (A) a registration statement filed by the Company in accordance with Section 3(d), including exhibits and financial statements thereto, in the form in which it shall become effective, the documents incorporated by reference therein pursuant to Item 12 of Form S-3 (or any similar provision or forms then in force) under the Securities Act and information deemed to be a part of such registration statement pursuant to paragraph (B) of Rule 430A (or any similar provision then in force) and (B) in the event of any amendment thereto after the effective date of the registration statement, then from and after the effectiveness of the amendment, the registration statement as so amended; and information "contained", "included" or "stated" in a Registration
   Statement or a Prospectus (or other references of like import)
           includes information incorporated by reference.
Blackout Provisions.
Notwithstanding anything in this Agreement to the contrary, by delivery of written notice to any of the Registering Stockholders and the other holders of Registrable Shares (a "Suspension Notice"), stating which one or more of the following limitations described in
Section 4(b) shall apply to the addressee of such Suspension Notice, the Company may (1) postpone effecting a registration under this Agreement, or (2) require such addressee to refrain from disposing of Transaction Registrable Shares under the registration, in either case for a no more than 60 consecutive days from the delivery of such Suspension Notice (which period may not be extended or renewed).
The Company may postpone effecting a registration or apply to any person specified in clause (2) of Section 4(a) any of the limitations on dispositions specified in such clause if (1) the Company in good faith determines that such registration or disposition would materially impede, delay or interfere with any material financing, offer or sale of Equity Securities or debt securities of the Company, acquisition, disposition or other material transaction by the Company or any of its material subsidiaries, (2) an investment banking firm of recognized national standing shall advise the Company in writing that effecting the registration or the disposition by such person of Registrable Shares or other Equity Securities of the Company, as the case may be, would materially and adversely affect an offering of Equity Securities of the Company, by the Company for its own account the preparation of which had then been commenced, or (3) the Company in good faith determines that the Company is in possession of material non-public information the disclosure of which during the period specified in such notice the Company reasonably believes would not be in the best interests of the Company; provided that the Company may not take any action pursuant to this Section 4 for a period of time in excess of 90 days in any one year period.
If the Company shall take any action pursuant to clause 2 of Section 4(a) with respect to any Registering Stockholder or other holder of Registrable Shares in a period during which the Company shall be required under Section 3(e) to cause the Registration Statement to remain effective under the Securities Act and the Prospectus to remain current, such period shall be extended for such person by one day beyond the end of such period for each day that, pursuant to
Section 4(a), the Company shall require such person to refrain from disposing of Transaction Registrable Shares owned by such person.
If the Company shall take any action pursuant to clause 1 of Section 4(a) with respect to a Registering Stockholder or other holder of Registrable Shares, then the period during which the Registering Stockholder may exercise its rights under Sections 1 and 2 shall be extended by one day beyond the Termination Date for each day that, pursuant to Section 4(a), the Company shall postpone effecting a registration under this Agreement.
Termination Provisions.
Notwithstanding anything in this Agreement to the contrary, if, in the opinion of counsel for the Company, there shall have arisen any legal impediment to the offering of Transaction Registrable Shares pursuant to this Agreement or if any legal action or administrative proceeding shall have been instituted or any other claim shall have been made relating to the registration or the offer made by the related prospectus or against any of the parties involved in the offering, the Company may at any time upon written notice (a "Termination Notice") to each Registering Stockholder participating in the registration (1) terminate the effectiveness of the related Registration Statement or (2) withdraw from the Registration Statement the Transaction Registrable Shares owned by the Registering Stockholder; provided that, promptly after those matters shall be resolved to the satisfaction of counsel for the Company, then the Company shall notify each affected Registering Stockholder in writing that such matters have been resolved and, pursuant to Section 1 or 2, as the case may be, shall, upon the written direction of such affected Registering Stockholder and subject to the limitations in
Section 1(c) or elsewhere herein, cause the registration of Transaction Registrable Shares formerly covered by the Registration Statement that were removed from registration by the action of the Company.
If the Company shall take any action pursuant to Section 5(a) with respect to a Registering Stockholder or other holder of Registrable Shares, then the period during which the Registering Stockholder may exercise its rights under Sections 1 and 2 shall be extended by one day beyond the Termination Date for a number of days equal to (1) the number of days during which the Company shall be required under
Section 3(e) to cause the Registration Statement to remain effective under the Securities Act and the Prospectus to remain current minus
(2) the number of days during which the Registration Statement was effective before the date of the action taken pursuant to Section 5(a).
Expenses.
Each of the Company on the one hand and the Registering Stockholders on the other hand shall pay one-half of all Company Registration Expenses (as defined below) incurred in connection with the performance of the Company's obligations under Section 1 hereof with respect to the preparation and filing of the first demand Registration Statement, whether or not such Registration Statement shall become effective. The Registering Stockholders shall pay all Company Registration Expenses incurred in connection with the performance of the Company's obligations under Section 1 hereof with respect to the preparation and filing of a second demand Registration Statement, whether or not such Registration Statement shall become effective.
With respect to any registration pursuant to Section 2 hereof, the Company shall pay all Company Registration Expenses incurred in connection with the performance of the Company's obligations under such Section less the Incremental Amount (as defined below) related thereto. The Registering Stockholders shall pay the Incremental Amount with respect to such registration.
The Registering Stockholders shall bear all other expenses incident to the distribution by the respective Registering Stockholders of the Transaction Registrable Shares owned by them in connection with a registration pursuant to this Agreement, including, without limitation, the selling expenses of the Registering Stockholders, commissions, underwriting discounts, insurance and fees of counsel for the Registering Stockholders.
"Company Registration Expenses" means, with respect to any registration hereunder, all expenses (other than underwriting discounts and commissions) incurred in connection with the performance of the Company's obligations hereunder with respect to such registration, whether or not any related Registration Statement shall become effective, including, without limitation:
   preparing, printing and filing each Registration Statement and Prospectus and each qualification or notice required to be filed under federal and state securities laws or the rules and regulations of the National Association of Securities Dealers, Inc. (the "NASD")
    in connection with a registration pursuant to Section 1 or 2;
all fees and expenses of complying with federal and state securities laws and the rules and regulations of the NASD;
 furnishing to each Registering Stockholder such number of copies of the related Registration Statement and the number of copies of the related Prospectus that may be required by Sections 3(d) and 3(e) to be so furnished, together with a like number of copies of each amendment, post-effective amendment or supplement; performing its obligations under Sections 3(d), 3(e) and 3(k); printing and issuing share certificates, including the transfer agent's and registrar's fees, in connection with each distribution so registered;
preparing audited financial statements required by the Securities Act and the rules and regulations thereunder to be included in the Registration Statement and preparing audited financial statements for use in connection with the registration other than audited financial statements required by the Securities Act and the rules and regulations thereunder, including fees and expenses of the Company's outside independent accountants (including any fees and expenses in connection with any comfort letters and any special audits incident to or required by any registration or qualification); internal expenses of the Company (including, without limitation, all salaries and expenses of its officers and employees performing legal or accounting duties);
 listing of the Registrable Shares on national securities exchanges and inclusion of the Registrable Shares on the NASDAQ/National
                             Market; and
 fees and expenses of any special experts retained by the Company in connection with the registration, including fees and disbursements of the Company's outside counsel.
"Incremental Amount" means, with respect to any registration pursuant to Section 2 hereof, the incremental amount by which the Company Registration Expenses increase by reason of including Transaction Registrable Shares in such registration.
Indemnification.
The Company shall indemnify and hold harmless each Registering Stockholder participating in a registration pursuant to this Agreement, each underwriter of Transaction Registrable Shares owned by the Registering Stockholder to be distributed pursuant to the registration, each partner in the Registering Stockholder, the officers and directors of the Registering Stockholder and the underwriter and each person, if any, who controls the Registering Stockholder, any partner in the Registering Stockholder or the underwriter within the meaning of Section 15 (or any successor provision) of the Securities Act, and their respective successors, against all claims, losses, damages and liabilities to third parties (or actions in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in the Registration Statement or the Prospectus or other document incident thereto or any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and shall reimburse each such Registering Stockholder and each other person indemnified pursuant to this Section 7(a) for any legal and any other expenses reasonably incurred in connection with investigating or defending any such claim, loss, damage, liability or action; provided that the Company shall not be liable in any case to the extent that any such claim, loss, damage or liability arises out of or is based on any untrue statement or omission based upon written information furnished to the Company by the Registering Stockholder or the underwriter of such Transaction Registrable Shares specifically for use in the Registration Statement or the Prospectus.
Each Registering Stockholder, by participating in a registration pursuant to this Agreement, thereby agrees to indemnify and to hold harmless the Company and its officers and directors and each person, if any, who controls any of them within the meaning of Section 15 (or any successor provision) of the Securities Act, and their respective successors, against all claims, losses, damages and liabilities to third parties (or actions in respect thereof) arising out of or based upon any untrue statement (or alleged untrue statement) of a material fact contained in the Registration Statement or the Prospectus or other document incident thereto or any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and shall reimburse the Company and each other person indemnified pursuant to this Section 7(b) for any legal and any other expenses reasonably incurred in connection with investigating or defending any such claim, loss, damage, liability or action; provided that (x) this
Section 7(b) shall apply only if (and only to the extent that) the statement or omission was made in reliance upon and in conformity with information furnished to the Company in writing by the Registering Stockholder specifically for use in the Registration Statement or the Prospectus and (y) in no event shall the liability of a Registering Stockholder under this Section 7 exceed the amount of the gross proceeds paid to the Registering Stockholder in consideration of the sale of Transaction Registrable Shares pursuant to such registration.
If any action or proceeding (including any governmental investigation or inquiry) shall be brought, asserted or threatened against any person indemnified under this Section 7, the indemnified person shall promptly notify the indemnifying party in writing, and the indemnifying party shall assume the defense of the action or proceeding, including the employment of counsel satisfactory to the indemnified person and the payment of all expenses. The indemnified person shall have the right to employ separate counsel in any action or proceeding and to participate in the defense of the action or proceeding, but the fees and expenses of that counsel shall be at the expense of the indemnified person unless:
   the indemnifying party shall have agreed to pay those fees and expenses; or
the indemnifying party shall have failed to assume the defense of the action or proceeding or shall have failed to employ counsel reasonably satisfactory to the indemnified person in the action or proceeding; or
    the named parties to the action or proceeding (including any impleaded parties) include both the indemnified person and the indemnifying party, and the indemnified person shall have been advised by counsel that there may be one or more legal defenses available to the indemnified person that are different from or additional to those available to the indemnifying party (in which case, if the indemnified person notifies the indemnifying party in writing that it elects to employ separate counsel at the expense of the indemnifying party, the indemnifying party shall not have the right to assume the defense of such action or proceeding on behalf of the indemnified person; it being understood, however, that the indemnifying party shall not, in connection with any one action or proceeding or separate but substantially similar or related actions or proceedings in the same jurisdiction arising out of the same general allegations or circumstances, be liable for the reasonable fees and expenses of more than one separate firm of attorneys at any time for the indemnified person, which firm shall be designated in writing by the indemnified person).
The indemnifying party shall not be liable for any settlement of any action or proceeding effected without its written consent, but if settled with its written consent, or if there be a final judgment for the plaintiff in any such action or proceeding, the indemnifying party shall indemnify and hold harmless the indemnified person from and against any loss or liability by reason of the settlement or judgment.

If the indemnification provided for in this Section 7 is unavailable to an indemnified person (other than by reason of exceptions provided in this Section 7) in respect of losses, claims, damages, liabilities or expenses referred to in this Section 7, then each applicable indemnifying party, in lieu of indemnifying the indemnified person, shall contribute to the amount paid or payable by the indemnified person as a result of the losses, claims, damages, liabilities or expenses in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and of the indemnified person on the other in connection with the statements or omissions which resulted in the losses, claims, damages, liabilities or expenses as well as any other relevant equitable considerations. The relative fault of the indemnifying party on the one hand and of the indemnified person on the other shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the indemnifying party or by the indemnified person and by these persons' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission. The parties agree that it would not be just and equitable if contribution pursuant to this Section 7(d) were determined by pro rata allocation or by any other method of allocation that does not take into account the equitable considerations referred to in the immediately preceding sentence. The amount paid or payable by a person as a result of the losses, claims, damages, liabilities and expenses shall be deemed to include any legal or other fees or expenses reasonably incurred by the person in connection with investigating or defending any action or claim. Notwithstanding in the foregoing to the contrary, no Registering Stockholder or underwriter of Transaction Registrable Shares owned by the Registering Stockholder shall be required to contribute any amount in excess of the amount by which (1) in the case of the Registering Stockholder, the gross proceeds paid to the Registering Stockholder in consideration of the sale pursuant to the registration of Transaction Registrable Shares owned by it or (2) in the case of the underwriter, the total price at which such Transaction Registrable Shares purchased by it and distributed to the public were offered to the public exceeds, in any such case, the amount of any damages that the Registering Stockholder or underwriter, as the case may be, has otherwise been required to pay by reason of any untrue or alleged untrue statement or omission. No person guilty of fraudulent representation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who is not guilty of such fraudulent misrepresentation.
Each Registering Stockholder participating in a registration pursuant to Section 1 shall cause each underwriter of any Transaction Registrable Shares owned by the Registering Stockholder to be distributed pursuant to the registration to agree in writing on terms reasonably satisfactory to the Company to indemnify and to hold harmless the Company and its officers and directors and each person, if any, who controls any of them within the meaning of Section 15 (or any similar provision then in force) of the Securities Act, and their respective successors, against all claims, losses, damages and liabilities to third parties (or actions in respect thereof) arising out of or based upon any untrue statement (or alleged untrue statement) of a material fact contained in the Registration Statement or the Prospectus or other document incident thereto or any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and to reimburse the Company and each other person indemnified pursuant to the agreement for any legal or any other expense reasonably incurred in connection with investigating or defending any claim, loss, damage, liability or action; provided that the agreement shall apply only if (and only to the extent that) the statement or omission was made in reliance upon and in conformity with information furnished to the Company in writing by the underwriter specifically for use in the Registration Statement or the Prospectus.
Transfer Restrictions.
     The Stockholder agrees that before any sale or other disposition of any Registrable Shares other than in a sale registered under the Securities Act or pursuant to Rule 144 (or any similar provisions then in force) under the Securities Act (unless the Company shall have been advised by counsel that the sale does not meet the requirements of Rule 144, as the case may be, for such sale), it will deliver to the Company an opinion of counsel, in form and substance reasonably satisfactory to the Company, to the effect that registration of such sale or other distribution is unnecessary.

Exempt Sales.
The Company shall make all filings with the Securities and Exchange Commission required by Rule 144(c) (or any similar provision then in force) under the Securities Act to permit the sale of Registrable Shares by any holder thereof (other than an Affiliate of the Company) to satisfy the conditions of Rule 144 (or any similar provision then in force). The Company shall, promptly upon the written request of the holder of Registrable Shares, deliver to such holder a written statement as to whether the Company has complied with all such filing requirements.
Before sales of Registrable Shares proposed to be sold pursuant to an exemption from the registration requirements of the Securities Act, the Company shall, subject to Section 8(c), cooperate with the holder of such Registrable Shares, to facilitate the timely preparation and delivery of certificates (not bearing any restrictive legends) representing such Registrable Shares, in connection with the closing of the sales and to enable such Registrable Shares, to be in such denominations and registered in such names as the holder may request. Merger, Consolidation, Exchange, Etc.
     In the event, directly or indirectly, (1) the Company shall merge with and into, or consolidate with, any other person or (2) any person shall merge with and into, or consolidate with, the Company and the Company shall be the surviving corporation of such merger or consolidation and, in connection with such merger or consolidation, all or part of the Registrable Shares shall be changed into or exchanged for stock or other securities of any other person, then, in each such case, proper provision shall be made so that the surviving corporation shall be bound by the provisions of this Agreement and the term the "Company" shall thereafter be deemed to refer to such surviving corporation.

Notices.
     All notices, requests and other communications to any party under this Agreement shall be in writing. Communications may be made by telecopy or similar writing. Each communication shall be given to the party at its address set forth below or at any other address as the party may specify for this purpose by notice to the other party. Each communication shall be effective (1) if given by telecopy, when the telecopy is transmitted to the proper address and the receipt of the transmission is confirmed, (2) if given by mail, 72 hours after the communication is deposited in the mails properly addressed with first class postage prepaid or (3) if given by any other means, when delivered to the proper address and a written acknowledgment of delivery is received.

     If to the Company, to:
                    Kenneth Cole Productions, Inc.
                    152 West 57th Street
                    New York, NY  10019
                    Attention:  Mr. Stanley A. Mayer
                      Executive Vice President
                      and Chief Financial Officer
                    Telecopy:  (201) 583-8577

               and with additional copies to:

                    Patrice F. Cohen, Esq.
                    General Counsel
                    152 West 57th Street
                    New York, NY  10019
                    Telecopy:  (201) 583-8588

                    and

                    Daniel D. Rubino, Esq.
                    Willkie Farr & Gallagher
                    787 Seventh Avenue
                    New York, NY  10019
                    Telecopy:  (212) 728-8111

     If to the Purchaser, to:
                    Liz Claiborne, Inc.
                    One Claiborne Avenue
                    North Bergen, NJ  07045
                    Attention:  Mr. Richard F. Zannino
                      Senior Vice President - Finance
                      and Administration and
                      Chief Financial Officer
                    Telecopy:  (212) 626-1888

               and with additional copies to:

                    Roberta S. Karp, Esq.
                      Vice President - Corporate Affairs
                      and General Counsel
                    Liz Claiborne, Inc.
                    One Claiborne Avenue
                    North Bergen, NJ  07045
                    Telecopy:  (201) 295-7803

                    and

                    Kramer Levin Naftalis & Frankel LLP
                    919 Third Avenue
                    New York, NY  10022
                    Attention:  Paul S. Pearlman, Esq.
                    Telecopy:  (212) 715-8000

No Waivers; Remedies.
     No failure or delay by any party in exercising any right, power or privilege under this Agreement shall operate as a waiver of the right, power or privilege. A single or partial exercise of any right, power or privilege shall not preclude any other or further exercise of the right, power or privilege or the exercise of any other right, power or privilege. The rights and remedies provided in this Agreement shall be cumulative and not exclusive of any rights or remedies provided by law.

Amendments, Etc.
     No amendment, modification, termination or waiver of any provision of this Agreement, and no consent to any departure by a party to this Agreement from any provision of this Agreement, shall be effective unless it shall be in writing and signed and delivered by the other party to this Agreement, and then it shall be effective only in the specific instance and for the specific purpose for which it is given.

Successors and Assigns.
Each holder of Registrable Shares may assign to any permitted transferee of Registrable Shares under the Common Stock Purchase Agreement, its rights and delegate to the transferee its obligations under this Agreement including, without limitation, the rights of assignment pursuant to this Section 14; provided that (1) any assignment of rights under Section 1 of one or more demand registration right must indicate in writing the number of demand rights so assigned and the Company must receive notice of such assignment and (2) such transferee shall accept such rights and assume such obligations for the benefit of the Company by written instrument, in form and substance reasonably satisfactory to the Company. Thereafter, without any further action by any person, all references in this Agreement to the holder of such Registrable Shares, and all comparable references, shall be deemed to be references to the transferee, and the transferor shall be released from each obligation or liability under this Agreement, with respect to the Registrable Shares so transferred.
The provisions of this Agreement shall be binding upon and inure to the benefit of the parties to this Agreement, the express beneficiaries thereof and their respective permitted heirs, executors, legal representatives, successors and assigns, and no other person.
Governing Law.
     This Agreement shall be governed by and construed in accordance with the internal laws of the State of New York, without regard to principles of conflicts of law.

Counterparts; Effectiveness.
     This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if all signatures were on the same instrument.

Severability of Provisions.
     Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of the prohibition or unenforceability without invalidating the remaining provisions of this Agreement or affecting the validity or enforceability of the provision in any other jurisdiction.

Headings and References.
     Section headings in this Agreement are included for the convenience of reference only and do not constitute a part of this Agreement for any other purpose. References to parties, express beneficiaries and sections in this Agreement are references to the parties to or the express beneficiaries and sections of this Agreement, as the case may be, unless the context shall require otherwise.

Entire Agreement.
     This Agreement and the Common Stock Purchase Agreement embody the entire agreement and understanding of the parties and supersedes all prior agreements or understandings with respect to the subject matters thereof.

Survival.
     Except as otherwise specifically provided in this Agreement, each representation, warranty or covenant of each party contained in to this Agreement shall remain in full force and effect, notwithstanding any investigation or notice to the contrary or any waiver by the other party of a related condition precedent to the performance by such other party of an obligation under this Agreement.

Exclusive Jurisdiction.
     Each party (1) agrees that any action, complaint, counterclaim, investigation, petition, suit or other proceeding, whether civil or criminal, in law or in equity, or before any arbitrator, court or governmental authority (each, an "Action"), with respect to this Agreement or any transaction contemplated by this Agreement shall be brought exclusively in the courts of the State of New York or of the United States of America for the Southern District of New York, in each case sitting in the Borough of Manhattan, State of New York, (2) accepts for itself and in respect of its property, generally and unconditionally, the jurisdiction of those courts and (3) irrevocably waives any objection, including, without limitation, any objection to the laying of venue or based on the grounds of forum non conveniens, which it may now or hereafter have to the bringing of any legal action in those jurisdictions; provided, however, that any party may assert in an Action in any other jurisdiction or venue each mandatory defense, third-party claim or similar claim that, if not so asserted in such Action, may thereafter not be asserted by such party in an original Action in the courts referred to in clause (1) above.

Waiver of Jury Trial.
     Each party waives any right to a trial by jury in any Action to enforce or defend any right under this Agreement or any amendment, instrument, document or agreement delivered, or which in the future may be delivered, in connection with this Agreement and agrees that any Action shall be tried before a court and not before a jury.

Affiliate.
     Nothing contained in this Agreement shall constitute Stockholder or any Registering Stockholder an "affiliate" of any of the Company and its Subsidiaries within the meanings of the Securities Act or the Exchange Act, respectively, including, without limitation, Rule 501 under the Securities Act and Rule 13e-3 under the Exchange Act.

Effectiveness; Termination.
     This Agreement shall only become effective upon the closing of the transactions contemplated by the Common Stock Purchase Agreement and shall automatically terminate and be of no force or effect upon the termination of the Common Stock Purchase Agreement in accordance with its terms.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their respective authorized officers as of the date first written above.

                         KENNETH COLE PRODUCTIONS, INC.



                         By:                                  /s/
                         Stanley A. Mayer
                            Name:  Stanley A. Mayer
                            Title: Executive Vice President
                                   and Chief Financial Officer



                         LIZ CLAIBORNE, INC.



                         By:                                  /s/
                         Paul R. Charron
                            Name:  Paul R. Charron
                            Title: Chairman and
                                   Chief Executive Officer

EXHIBIT 10.03








License Agreement


By and Between



                           K.C.P.L., INC.


                                 and



                            L.C.K.C., LLC

                         Women's Sportswear



Dated as of the 20TH day of July, 1999




Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been file separately with the Securities and Exchange Commission.

Such portions are designated by "*".





TABLE OF CONTENTS

1.   GRANT OF LICENSE . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . .Page 2

2.   TERM . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . .. . . . Page 6

3.   DESIGN PROCESS . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . .
     . . . . . . . . . . Page 7

4.   MANUFACTURE OF ARTICLES: QUALITY CONTROL . . . . . . . . . . . .
     . . . . . .  . . . . . . . . . . . . . . . . . . Page 9

5.   APPROVALS . . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . Page 12

6.   ADVERTISING; SHOWROOM . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . Page 12

7.   GUARANTEED MINIMUM ROYALTY AND
                   GUARANTEED MINIMUM NET SALES . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . Page 15

8.   SALES ROYALTY . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . Page 17

9.   SALES STATEMENT. . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . Page 18

10.  BOOKS AND RECORDS; AUDITS. . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . .
     . . .  Page 19

11.  THE LICENSED MARK; COPYRIGHT; PATENT. . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page 19

12.  INDEMNITY; INSURANCE . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . .  Page 22

13.  DEFAULTS. . . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . .  . . . . . . . . . .  Page 23

14.  RIGHTS ON EXPIRATION OR TERMINATION. . . . . . . . . . . . . . .
     . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . .  Page 25

15.  NOTICE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . .. .  Page 26

16.  ASSIGNABILITY; BINDING EFFECT. . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     .   Page 26

17.  ARBITRATION. . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . .  Page 27

18.  MISCELLANEOUS. . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . .
     . . . . . . . . . . . Page 28

19.  EXHIBIT "1" . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . Page 32

20.  EXHIBIT "2" . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . Page 33

21.           SCHEDULE A . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . .  . . . . . . . . . . . . . . . .Page 34

22.           SCHEDULE B . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . .Page 35

23.           SCHEDULE C . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . .  Page 36

24.  SCHEDULE D . . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . Page  37

25.           SCHEDULE E . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . Page 38

26.          SCHEDULE F . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . .Page 39

27.    SCHEDULE G . . . . . . . . . . . . . . . . . . . . . . . . . .
   . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .  . . . .
   . . . . . . . . . . . . . . . . .Page 40

28.         SCHEDULE H . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . Page 41

29.         SCHEDULE I . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . Page 42






     THIS LICENSE AGREEMENT (the "Agreement") made as of the 1st day of July, 1999, by and between K.C.P.L., INC., a Delaware corporation with offices at 152 West 57th Street, New York, New York 10019 ("Licensor"), and L.C.K.C., LLC, a Delaware limited liability corporation with offices at One Claiborne Avenue, North Bergen, New Jersey 07047 ("Licensee").

     WHEREAS, Licensor is exclusive owner of all right, title and interest in and to the tradenames, trademarks and service marks as are now or as may be hereinafter designated by Licensor as the Licensed Marks (as such term is hereinafter defined); and

      WHEREAS, it is the desire and intention of the parties that Licensee be permitted to use the Licensed Marks throughout the Territory (as such term is hereinafter defined); and

     WHEREAS, Licensee has submitted to Licensor a financial model relative to this Agreement (the "Financial Plan") which Financial Plan contained a proposed customer list and an aggregate door plan for the distribution of Articles, as such term is hereinafter defined (the "Customer/Door Plan"). Licensor has accepted said Customer/Door Plan, subject to all the terms, covenants and provisions of this
Agreement.   Said Financial Plan is the economic basis  on  which
Licensee has agreed to enter into this Agreement.

      NOW, THEREFORE, in consideration of the mutual covenants hereinafter set forth, Licensor and Licensee do hereby respectively grant, covenant and agree as follows:

1.            GRANT OF LICENSE

               1.1(a) Licensor hereby grants to Licensee, during the term of this Agreement, an exclusive license only throughout the United States, its territories and possessions, Canada and other jurisdictions in North America, Central America, South America and the Caribbean as specifically provided in Schedule "A" attached hereto and made part hereof (collectively the "Territory") to use the marks "KENNETH COLE", "KENNETH COLE NEW YORK", "REACTION KENNETH COLE", and "UNLISTED.COM" (each individually a "Licensed Mark" and collectively the "Licensed Marks") and any other component, variation, simulation, derivation or abbreviation of the Licensed
Marks   in   connection   with  the  manufacture,    advertising,
merchandising, marketing, distribution and sale solely of women's sportswear in all knit and woven fabrications, as specifically provided in Schedule "B" attached hereto and made part hereof ("Products") in misses, petite, large and junior sizes; provided, however, with respect to large sizes only, the introduction of Products in large sizes shall be subject to the parties hereto mutually agreeing on a Business Plan. Said Business Plan shall include projections for minimum annual Net Sales, as such term is hereinafter defined, attributable to such large sizes, and accordingly, the Guaranteed Minimum Net Sales, as such term is hereinafter defined, and the Net Sales thresholds for the renewal options as provided in Paragraphs 2.2(a), 2.3(a) and 2.4(a) hereafter shall be adjusted correspondingly. The items within the definition of Products, which are manufactured, distributed and sold by Licensee pursuant to this Agreement, shall be referred to collectively herein as "Articles".

     (b) In order to retain the right to distribute and sell Articles under each of the Licensed Marks (each a "Brand") Licensee shall attain Net Sales, as such term is defined hereinafter, equal to: (i) the guaranteed minimum brand net sales for such Brand in each Annual Period in the initial term hereof, as set forth in Schedule "C" attached hereto and made part hereof; and (ii) for each renewal term hereunder, the guaranteed minimum brand net sales for each Brand applicable to each Annual Period of such renewal term shall be agreed to in good faith by the parties hereto prior to each such renewal term at the time the notice of renewal is given in accordance with
Section 2 hereinafter. In the event such guaranteed minimum brand net sales are not attained for any such Brand in any two consecutive Annual Periods, Licensor shall have the right, but not the obligation, to delete such Licensed Mark from the definition of Licensed Marks as granted hereunder. In the event any Licensed Mark shall be so deleted, the Guaranteed Minimum Net Sales and Guaranteed Minimum Royalty as set forth in Paragraph 7.1 hereinafter shall be reduced by the amount of guaranteed minimum brand net sales and guaranteed minimum royalty for such Brand.

     (c)  (i)   Licensee shall not be obligated to commence marketing
        Articles under any Brand in any jurisdiction in Schedule "A" in the two (2) years after the initial shipment of Articles under such Brand
        in the United States.   On or before the end of such two (2) year
        period, Licensee shall submit to Licensor a Business Plan, as such term is defined hereinafter, including, but not limited to, setting forth specific guaranteed minimum net sales amounts and the minimum marketing amounts, attributable to each specific jurisdiction. Once the parties hereto have agreed on such Business Plan, Licensee shall commence, within twelve (12) months of the approval of such Business Plan, to commence shipment of Articles under such Brand to such jurisdiction and the provisions, terms and covenants of this Agreement shall apply to such jurisdiction; provided, however, in the event such guaranteed minimum net sales amounts for a specific jurisdiction are not attained in any two consecutive Annual Periods, or ninety percent (90%) of the minimum marketing amounts are not spent in any Annual Period, Licensor shall have the right, but not the obligation, to delete such jurisdiction from the definition of the Territory as granted hereinabove.

     (ii) Licensee shall have the right to engage distributors for the sale of Articles in those jurisdictions provided in Schedule "A". Licensee may provide that the proposed distributor be granted a license by Licensor to establish and operate retail stores and shop-
in-shops under Licensed Marks in such jurisdiction.   Licensee shall
provide Licensor with such information as may be reasonably requested by Licensor to enable Licensor to determine whether such proposed distributor is acceptable to Licensor, both as a distributor of Articles and, if applicable as the operator of stores or shops. No such proposed distributor may be engaged as a distributor for Articles hereunder unless and until it and a distribution agreement ("Distribution Agreement') has been approved by Licensor and, if applicable, a retail license agreement satisfactory to Licensor between Licensor and the proposed distributor has been executed. Licensor shall approve or disapprove any proposed distributor within thirty (30) days after Licensee has provided Licensor with all requested information and a copy of the proposed Distribution
Agreement.   Licensor may not condition its approval of any proposed
distributor on the payment to Licensor of any financial remuneration
on account thereof.   Any approval under this Paragraph 1.5.(c) (ii)
by Licensor may not be unreasonably withheld or delayed.

        (iii) Notwithstanding the provisions of Paragraph 1.7 and subject to Paragraph 18.1(b), Licensee shall have the first right to supply Products for sale under each of the Licensed Marks outside of the Territory and any other component, variation, simulation,
derivation or abbreviation of the Licensed Marks.   Licensor shall
notify Licensee of any opportunity to supply such Products outside of
the Territory.   If Licensee fails to indicate its desire to supply
such Products within a reasonable time after receipt of such notice, Licensor may arrange for supply of such Product from a source other than Licensor.

     (d) Notwithstanding the foregoing, Licensor hereby acknowledges Licensee's right to manufacture Articles within and without the Territory, both directly and through subcontractors.




     (e)             *        Within thirty (30) days of receipt of
such notification, Licensee shall present Licensor with a Business Plan with respect to such category or classification setting forth, inter alia, proposed minimum sales, royalty rates, advertising
contribution and marketing commitments.   The parties shall negotiate
in good faith with respect to the terms of such agreement.   If the
parties can not reach an agreement with sixty (60) days, Licensor may then negotiate with and enter into an agreement with regard to such category or classification; provided, however, in no event may Licensor enter into any such agreement on economic terms less favorable in the aggregate to the terms proposed by Licensee.

           1.2 All Articles shall bear a Licensed Mark and no Articles shall be sold or otherwise distributed by Licensee under any mark other than a Licensed Mark. Licensor reserves all rights to the Licensed Marks except as specifically granted herein to Licensee and Licensor may exercise such rights at any time.

           1.3 Licensee acknowledges that the rights granted hereunder do not include the right to operate a retail or outlet store under any Licensed Mark or any variation or simulation thereof; nor may Licensee or any of its affiliates sell Articles at retail.

     1.4 Licensee shall use commercially reasonable efforts to exploit the rights herein granted throughout the Territory and to sell the maximum quantity of Articles therein consistent with the high standards and prestige represented by each of the Licensed Marks.

          1.5 (a) Articles shall not be sold: (i) to customers located outside the Territory; (ii) outside the distribution channels within the Territory subject to Paragraph 4.5 hereinafter; or (iii) to a customer if Licensee has reason to believe that such customer may sell Articles to customers located outside the Territory or that such customer may divert Articles, including by reason of a previous history of diversion of Products. (To "divert" means to resell or otherwise transfer Articles other than to consumers from approved doors.)

     (b) In order to monitor and trace the source of any diversion activities, Licensee shall use commercially reasonable efforts to mark or otherwise code product to enable Licensee to track the
manufacturer or supplier of merchandise.   Licensee shall use all
commercially reasonable efforts to determine whether any item of merchandise Licensee knows to have been sold outside the Territory is counterfeit or not, and if not, to determine the source of such item,
including  by  use  of investigative agencies.    Licensee  shall
cooperate with Licensor and its affiliates in the implementation of their anti-diversion and anti-counterfeiting measures.








     1.6 Licensee acknowledges that Licensor and/or its affiliates through its Consumer Direct Entities, as such term is defined hereinafter, sell Products bearing the respective Licensed Marks: (a) to consumers in the Territory in and through mail order catalogs and at and through Websites, as such term is defined hereinafter, on the Internet; and (b) in and from retail stores and outlet stores operating under one or another of the Licensed Marks located within and without the Territory. Further, Licensee acknowledges that Licensor may purchase no more than a de minimis amount of Products in any Annual Period, as well as T-shirts and sweatshirts used or sold exclusively as promotional items, each bearing the respective Licensed Marks from third party contractors, but only for sale through such catalogs and Websites and in Licensor's retail and outlet stores; provided, however, Licensor shall promptly notify
Licensee of any such purchases.   For purposes of this Paragraph 1.6
only,  the term "de minimis" shall be deemed to be       *     of
Licensor's aggregate sales in such Annual Period attributable to all Consumer Direct Entities.

     1.7 (a) Nothing herein shall be deemed to prevent Licensor or any of its affiliates or third parties from manufacturing Products bearing the Licensed Mark in the Territory, provided that such Products are not sold by them to customers located in the Territory.

           (b) Subject to the provisions of 1.1(c) (iii) hereinabove, Licensee acknowledges that Licensor hereafter may enter into agreements with its affiliates and third parties granting them the right to use a Licensed Mark in connection with the manufacture, distribution and sale of Products outside the Territory. Upon request by Licensor, Licensee shall cooperate with such affiliate or third party in connection therewith and, specifically, shall provide such affiliate or third party, without charge, with such design and styling information, including technical manufacturing specifications, if available, as may be necessary or appropriate to enable such affiliate or third party to produce Articles consistent with Articles produced by Licensee. In connection therewith or when otherwise requested by Licensor, Licensee shall provide such affiliates and third parties with disk copies of the graded patterns and markers for the Articles, if available, which any such affiliate or third party desires to include in its collections and copies of such other materials as may be necessary for the production of those Products, if available. With respect solely to these items, Licensee's cost thereof shall be reimbursed to Licensee by such affiliate or third party.

       1.8 (a) Subject to the provisions of 1.1(c) (iii) hereinabove, the term Territory shall not include the Internet. In that regard, the sale of Products bearing a Licensed Mark by, or purchased from, Licensor or any of its affiliates and third party licensees, to customers in the Territory ordered on the Internet shall not be deemed a breach of Licensee's Product exclusivity rights hereunder.

     (b) Licensee shall not, nor shall it authorize any of its wholesale customers, without Licensor's approval which shall not be unreasonably withheld, to offer Articles for sale on the Internet or through other electronic sales vehicles, such as television. Also, Licensee shall not, nor shall it authorize any of its retail customers without Licensor's approval which shall not be unreasonably withheld, to advertise, market, promote, publicize or otherwise exploit Articles or the Licensed Mark or otherwise use any of the Licensed Marks on the Internet or together with any other trademarks or name or any other products.






          (c) Notwithstanding anything to the contrary contained in this Paragraph 1.8, Licensee may establish a so-called "Virtual Showroom" website on the Internet for the display and offering for sale of Articles to the wholesale trade; provided, however, it is expressly understood and agreed that the consuming public shall not have access to such website.

2.             TERM

             2.1   The term of this Agreement shall be five (5) years
and  six  (6)  months         commencing as of the  date  hereof  and
continuing through December 31, 2004. The eighteen (18) month period commencing on the date hereof and each twelve (12) month period commencing on each January 1st thereafter during the term of this Agreement shall constitute and shall be referred to herein as an "Annual Period."

        2.2  (a)   Provided that: (i) Net Sales in the fourth  Annual
Period  are  at least                        *              and  (ii)
subject to Paragraph 13.1, Licensee shall not be in default beyond the expiration of any applicable grace or cure period of the terms, covenants and conditions of this Agreement at the end of the fourth Annual Period or at the end of the initial term of this Agreement, Licensee shall have the option (the "First Option") to extend the term of this Agreement for an additional period of five (5) years commencing January 1, 2005 and terminating December 31, 2009 (the "First Option Period"). Licensee may exercise this First Option by giving written notice that shall be received by Licensor no later than June 30, 2003. Time is of the essence with regard to the provisions of this Paragraph 2.2. All of the terms, covenants and provisions of this Agreement shall remain in full force and effect during such First Option Period.

     (b) Notwithstanding the foregoing, in the event Licensee shall not achieve the threshold in accordance with Subparagraph 2.2(a) hereinabove, then Licensor shall notify Licensee in writing no later than January 31, 2004 of Licensor's election either to permit or not permit Licensee to exercise the First Option, which election shall be at Licensor's sole and absolute discretion. In the event Licensor shall elect not to permit Licensee to exercise the First Option, then the First Option shall be deemed null and void.

      2.3   (a)   Provided that: (i) Net Sales, in the  ninth  Annual
Period  are  at  least         *      and (ii) subject  to  Paragraph
13.1, Licensee shall not be in default beyond the expiration of any applicable grace or cure period of the terms, covenants and conditions of this Agreement at the end of the ninth Annual Period or at the end of the First Option Period, Licensee shall have the option (the "Second Option") to extend the term of this Agreement for an additional period of five (5) years commencing January 1, 2010 and terminating December 31, 2014 (the "Second Option Period"). Licensee may exercise this Second Option by giving written notice that shall be received by Licensor no later than June 30, 2008. Time is of the essence with regard to the provisions of this Paragraph 2.3. All of the terms, covenants and provisions of this Agreement shall remain in full force and effect during such Second Option Period.





       (b) Notwithstanding the foregoing, in the event Licensee shall not achieve the threshold in accordance with Subparagraph 2.3(a) hereinabove, then Licensor shall notify Licensee in writing no later than January 31, 2009 of Licensor's election either to permit or not permit Licensee to exercise the Second Option, which election shall be at Licensor's sole and absolute discretion. In the event Licensor shall elect not to permit Licensee to exercise the Second Option, then the Second Option Period shall be deemed null and void.

     2.4   (a)  Provided that: (i) Net Sales in the fourteenth Annual
Period  are  at least     *            and (ii) subject to  Paragraph
13.1, Licensee shall not be in default beyond the expiration of any applicable grace or cure period of the terms, covenants and conditions of this Agreement at the end of the fourteenth Annual Period or at the end of the Second Option Period of this Agreement, Licensee shall have the option (the "Third Option") to extend the term of this Agreement for an additional period of five (5) years commencing January 1, 2015 and terminating December 31, 2019 (the "Third Option Period"). Licensee may exercise this Third Option by giving written notice that shall be received by Licensor no later than June 30, 2013. Time is of the essence with regard to the provisions of this Paragraph 2.4. All of the terms, covenants and provisions of this Agreement shall remain in full force and effect during such Third Option Period.

     (b) Notwithstanding the foregoing, in the event Licensee shall not achieve the threshold in accordance with Subparagraph 2.4(a) hereinabove, then Licensor shall notify Licensee in writing no later than January 31, 2014 of Licensor's election either to permit or not permit Licensee to exercise the Third Option, which election shall be at Licensor's sole and absolute discretion. In the event Licensor shall elect not to permit Licensee to exercise the Third Option, then the Third Option shall be deemed null and void.

     2.5 Licensee shall have no right to renew this Agreement beyond the Third Option Period . However, if Licensee desires to continue this Agreement beyond the end of the third renewal term, Licensee shall so notify Licensor no earlier than January 1, 2017 and no later than June 30, 2018. Thereupon, Licensor and Licensee shall negotiate in good faith the terms and conditions upon which they would be willing to continue this Agreement, which terms and conditions shall be consistent with then current industry standards for manufacturing licenses covering Products of other high-end fashion designers (or their licensees). If agreement is reached, Licensor and Licensee shall enter into a new agreement. If, however, having negotiated in good faith as aforesaid, Licensor and Licensee shall have failed to execute such a new agreement by December 31, 2018, Licensee and Licensor shall have no further obligation to negotiate with each other with respect to a continuation of this Agreement, and neither Licensee nor Licensor shall have any liability or responsibility to the other on account thereof.

3.            DESIGN PROCESS

            3.1 (a) During each Annual Period, Licensee shall manufacture, advertise, merchandise, market, distribute and sell at least four (4) collections of Articles: Spring, Fall, Summer and Holiday/Resort. The first collection shall be no later than the Fall 2000 collection of the Kenneth Cole New York Brand.






     (b) Licensee shall submit to Licensor each six (6) months during the term hereof beginning January 1, 2000 for Licensor's prior approval, an annual marketing, advertising and promotion plan (the "Marketing Plan") and a two-year business plan (the "Business Plan"), the form of each of which is attached hereto and made a part hereof as Exhibit "2" and which may be amended by Licensor from time to time. Each Marketing Plan shall cover the upcoming Annual Period, and shall include any other information which Licensor may reasonably request, all by Brand. Each Business Plan shall cover, the upcoming two Annual Periods (including, as applicable, "potential" Annual Periods after the end of the then current term of this Agreement, even if this Agreement has not yet been renewed) and shall include any other information which Licensor may reasonably request. No Business Plan or Marketing Plan shall be implemented until such proposed Business Plan or Marketing Plan is approved by Licensor, including the proposed Marketing Plan and Business Plan for the first Annual Period. In connection with any proposed Business Plan submitted by Licensee to Licensor after the first Annual Period, Licensor's approval shall not be unreasonably withheld to the extent that any such Business Plan is consistent with the original Business Plan submitted by Licensee to Licensor prior to the launch of each Brand hereunder.


     (c)  Licensee shall appoint and maintain the following staff:

          (i) a Division President, to be appointed no later than October 1, 1999;
          (ii) a Vice President of Manufacturing, to be appointed no later than December 1, 1999;
          (iii) a Vice President of Product Development, to be appointed no later than November 1, 1999.
          (iv) a Vice President of Sales, to be appointed no later than December 1, 1999;
          (v) A Manager of Marketing and Public Relations, to be appointed no later than December 1, 1999;
          (vi) a Kenneth Cole New York Brand Director of Product Development, to be appointed no later than November 1, 1999.
          (vii) a Kenneth Cole New York Sales Manager, to be appointed no later than December 1, 1999;
          (viii) an Unlisted Brand Director of Product Development, to be appointed no later than April 1, 2000;
          (ix) an Unlisted Sales Manager, to be appointed no later than June 1, 2000;
          (x) a Kenneth Cole Reaction Brand Director of Product Development, to be appointed no later than October 1, 2000; and
          (xi) a Kenneth Cole Reaction Sales Manager, to be appointed no later than December 1, 2000.

     These individuals shall be dedicated exclusively to the Articles and to Licensee's operations pursuant to this Agreement. Further, they shall be employees of Licensee but shall be subject to
Licensor's approval prior to their appointment and with respect to the individuals designated as (i), (iii), (iv), (v), (vi), (viii),
(x) at all times thereafter during the term of this Agreement. The individuals designated as (ii), (vii), (ix), (xi) shall be subject to the continuing approval of Licensor, but with regard to said individuals only, such approval shall not be unreasonably withheld. Said individuals shall operate as liaisons with Licensor in order to facilitate the design, production, advertising and distribution of Articles.

            3.2 Prior to each collection, Licensee shall submit to Licensor materials, designs, sketches, swatches, colors and hardware, if applicable, for use in connection with Articles. Any and all such items requiring Licensor's approval shall be approved in writing using the approval form attached hereto as Exhibit "1", which form may be amended by Licensor from time to time (the "Approval Form"). Licensee shall receive any such approval by Licensor prior to the use of any of such items. All approvals requested by Licensee for Licensor hereunder shall be provided on a timely basis by Licensor in line with the then applicable seasonal production/line calendar provided to Licensor by Licensee. Licensor and Licensee shall at all times cooperate with each other in good faith and use commercially reasonable efforts to effectuate the design, development and production of Articles and to adhere to the applicable production/line calendar.

            3.3    From  time  to time, Licensor  may,  in  its  sole
discretion, prepare and deliver to Licensee sketches and ideas for Articles. Licensee shall use commercially reasonable efforts to use such sketches and ideas provided by Licensor to the extent practicable in light of the then applicable production/line calendar. All designs created or approved by Licensor (other than any generic or basic designs) shall be and remain Licensor's sole and exclusive property and shall, in no event, be used by Licensee or its parent, affiliates, or related entities except on Articles pursuant to this Agreement. Notwithstanding the foregoing, however, Licensor hereby acknowledges that its exclusivity rights hereunder shall not apply at the end of the season in which the Articles were first offered to the consuming public. Licensee shall use all sketches and other materials provided by or approved by Licensor solely in connection with the manufacture, distribution and sale of Articles pursuant to this Agreement Licensor may use and permit Licensor's other licensees to use any such sketches and other material, provided that such use does not conflict with any rights granted to Licensee hereunder.

       3.4 Licensee shall be responsible for the production of all samples as well as for the production of Articles and Licensee shall bear all costs in connection therewith.

       3.5 Licensor hereby acknowledges that Licensee is a party to other licensing arrangements with other parties for the manufacture and distribution of products with labels and trademarks other than the Licensed Marks. Consequently:

     (a) As of the date hereof, Licensee has provided Licensor with a complete list of all such trademarks and existing businesses, which list shall include, but not be limited to, the names of all such parties and a complete description of the product lines thereunder;

            (b) During the term of this Agreement, Licensee shall be prohibited from entering into any licensing arrangement if such licensing arrangement is with those designers or entities designated on Schedule "F" attached hereto and made part hereof. Such Schedule "F" shall be revised by mutual agreement by the parties hereto prior to the commencement of the third Annual Period and thereafter prior to every second Annual Period during the term hereof.

     3.6 Licensee hereby acknowledges that Licensor is a party to other licensing arrangements with other parties for the manufacture and distribution of merchandise other than the Products under one or more of the Licensed Marks. Consequently:

           (a) Licensee shall use commercially reasonable efforts to avoid any conflicts between or among the definitions of any apparel, accessories or other articles licensed by Licensor under other agreements. In the event of a conflict between or among the definitions of outerwear, intimate apparel, lingerie or accessories licensed by Licensor under other agreements, and the Products hereunder, Licensor reserves the right to resolve any such conflict on a commercially reasonable basis, taking into account the natural channels of distribution of the Articles and other apparel, and the protection of any of the Licensed Marks. Licensor's decision in resolving such conflicts shall be final and binding; and

          (b) Licensee shall not, directly or indirectly, engage in any conduct that Licensee knows or has reason to know infringes on the legal rights of parties licensed under arrangements with Licensor for products manufactured or sold under one or more of the Licensed Marks, whether in the Territory or other jurisdictions.

4.            MANUFACTURE OF ARTICLES: QUALITY CONTROL

           4.1 Licensee acknowledges that Licensor has established a reputation for excellence with the public as a leading fashion firm manufacturing and selling merchandise (directly and through licensees) of the highest quality. Consequently, the preservation of the reputation and prestige of Licensor and each of the Licensed Marks is of paramount importance. Accordingly, Articles shall be of the highest quality for the similar class of merchandise and shall be distributed and sold with packaging and sales promotion materials appropriate for highest quality Products for the similar class of merchandise.

     4.2 The styles, designs, packaging, contents, workmanship and quality of all Articles shall be approved by Licensor in writing, using the Approval Form, prior to the distribution or sale thereof.

     4.3 Prior to the offer for sale or distribution of any Article, Licensee shall deliver to Licensor for its approval, free of charge, one sample of each pattern and certain colors of such pattern as Licensor shall designate on a timely basis together with the tags, labels and packaging to be used in connection therewith. From time to time, Licensee shall submit to Licensor then current production samples of a sampling of Articles as reasonably requested by Licensor so that Licensor may be assured of the maintenance of the required quality standards. Licensee shall also submit to Licensor samples of each Article for any reasonable business purpose including public relations and advertising upon Licensor's request therefor free of charge, Licensor shall use commercially reasonable efforts to return such samples to Licensee, if practicable under the circumstances. Articles sold hereunder shall be equal in all material respects in quality to the approved samples. Licensee shall use commercially reasonable efforts to cause its contractors to permit Licensor and its representatives, upon reasonable advance notice, to examine Articles in the process of being manufactured and inspect all facilities utilized in connection therewith.

            4.4   Articles  shall  be  manufactured,  sold,  labeled,
packaged, distributed and advertised in accordance with all applicable laws and regulations. Licensee shall use and display each Licensed Mark only in such form and manner as are approved by
Licensor.  After  any  sample, copy, artwork  or  other  material  is approved, Licensee shall not deviate therefrom without the prior written approval of Licensor. Licensee shall cause to appear on all Articles and related materials, all advertising, promotional and publicity material used in connection therewith, and any printed matter on which any of the Licensed Marks appears, such legends, markings and notices as Licensor may request. No such printed matter shall include any other name, mark or designation other than the Licensed Marks. Before using or releasing any such material, Licensee shall submit to Licensor, for its written approval, proposed advertising, promotional and publicity copy, finished artwork for tags, labels, packaging and the like and all printed matter on which any of the Licensed Marks appear. If Licensor shall disapprove of any sample Article, any sample tag, label, packaging or the like, Licensee shall immediately cease and desist from any use thereof in any manner whatsoever. Licensor shall notify Licensee if it elects to change any form or version of the

Licensed Mark and, after its receipt of the new version of the Licensed Mark, Licensee shall effect the change for the applicable Licensed Mark and the applicable materials, as promptly as reasonably practicable and, in any event, no later than the start of the next season after the season then in production; provided that, if Licensee has an inventory of Articles bearing the previous version of such Licensed Mark, Licensee may during the next six (6) months, sell off those Articles in the ordinary course and, if Licensee has an inventory of business documents bearing the previous version of such Licensed Mark, Licensee may use up such materials in the ordinary course so long as Licensee shall cease and desist from using any previous version of such Licensed Mark within six (6) months from the date of receipt of such new version of the Licensed Mark. No printed matter of any kind shall be used or released prior to Licensee's receipt of such approval.

           4.5 (a) In order to maintain the reputation, image and prestige of Licensor and the Licensed Marks, Licensee's distribution patterns shall consist solely of such retailers whose location, merchandising and overall operations are consistent with the highest quality of Articles for the similar class of merchandise and the reputation, image and prestige of each of the Licensed Marks. Notwithstanding the foregoing, all such retailers, as well as those to which close-outs are sold, shall be subject to the prior written approval by Licensor. Once such approval is given, Licensor subsequently may withdraw its approval of a retailer, an individual door (i.e., a single branch of a multiple-unit retailer) of an otherwise approved retailer, if it is dissatisfied with its performance or the manner in which it presents Articles for sale. Licensee acknowledges that retailers approved for a particular Brand may not necessarily be approved for another Brand.

       (b) In addition, Licensee undertakes to monitor and supervise the merchandising and display of the Articles to be sold at retail so that the Licensed Marks wherever used are properly and correctly displayed and the Articles are in fact shown and sold as quality and prestige merchandise consistent with the worldwide reputation and prestige of the Licensed Marks. In the event Licensor should find any fact inconsistent with the foregoing, then Licensor shall notify Licensee thereof and Licensee shall supervise the retail location concerned in rectifying such inconsistency. Should such retail location fail to rectify the same within a reasonable time period, then Licensee shall cease to supply the Articles to said retail location.

      (c) Licensee shall provide Licensor, within five (5) days after the end of each month during the term of this Agreement, with a complete and itemized list of all open orders, by season to date, by Brand and by customer. Licensee shall also provide any and all other information relating to bookings, if and when available.

      (d)   With respect to the initial term hereunder only,  in  the
event:    *

      4.6 In an endeavor to ensure the highest level of customer service to all consumers, and only in the event Licensor shall so request, Licensee shall place the number "1-800-KEN-COLE" (collectively the "Consumer Phone") or any other phone designation specified by Licensor as well as and any domain name that Licensor shall designate for the Brand (e.g. www.kencole.com) (collectively the "Websites") on all packaging, hang tags and other printed matter that are used in conjunction with the Articles at retail; provided, however, in the event a wholesale customer provided in Schedule "H" attached hereto and made part hereof shall object to such use, Licensee shall promptly notify Licensor and may thereafter cease using such designation on any such printed matter on Articles to be sold. Licensor shall administrate, coordinate and pay for all expenses related to said Consumer Phone and Websites; provided, however, Licensor reserves the right to charge Licensee for its pro rata share of costs associated with said Consumer Phone and Websites. Such pro rata share shall not exceed * in any Annual Period. At any time during the term hereof, Licensor or Licensee may request that Licensee handle all consumer service relating exclusively to the Articles. Licensee shall cooperate with Licensor to satisfy, at Licensee's expense, all reasonable consumer demands as may be deemed appropriate by Licensor for: (a) replacement goods or merchandise credits; and
(b) inquiries related to the availability of Articles or other information reasonably required to service the consumers. At any time after Licensee has paid any amounts due under this Paragraph 4.6, upon Licensee's request, Licensor shall submit to Licensee documentary evidence in a form reasonably satisfactory to Licensee that substantiates all such expenditures. The provisions of this Paragraph 4.6 shall survive the termination or expiration of this Agreement for a period of one (1) year subsequent to said termination or expiration.

     4.7 Any concept shops or shop-in-shops constructed by Licensee shall be built in accordance with a prototype plan, including design, architectural planning, construction materials, layout, decor and other aspects of decoration, which prototype plan shall be subject to Licensor's prior written approval. All expenses in connection with the design, development or construction of any such shops shall be borne by Licensee at its sole cost and expense, subject to the budgetary guidelines set forth in Schedule "G" attached hereto and made part hereof. Such prototype plan may be modified by Licensor from time to time; provided, however, Licensor shall not request that any shop-in-shop be materially modified earlier than three (3) years after the installation of such shop.

5.            APPROVALS

           5.1 Licensor's approvals pursuant to this Agreement, except as otherwise expressly provided, may be based solely on Licensor's subjective standards and may be withheld in Licensor's sole and absolute discretion.

      5.2 Licensor's approval of any designs, materials, printed matter, samples or any and all things related thereto or contemplated under this Agreement, for use in connection with any particular collection of Articles shall constitute approval for such use only in connection with such collection and shall not constitute approval of the use of any such materials in connection with any other collection of Articles. In the event Licensor disapproves, withholds approval or otherwise rejects, or raises an objection to, any item or matter presented to it for action under this Agreement, Licensor shall use commercially reasonable efforts to promptly notify Licensee of its reasons for disapproval, rejection, objection, etc., and shall provide Licensee, to the extent applicable or practicable under the circumstances, with suggestions for modifying, correcting or rectifying such item or matter.









6.            ADVERTISING; SHOWROOM

          6.1 (a) Licensor shall promote, market and advertise the Licensed Marks and shall administer the budget for such advertising, marketing and promotion. As a contribution to said advertising, marketing and promotion, Licensee shall pay to Licensor a fee (the "Advertising Fee") for each Annual Period in an amount equal to:

      1st Annual Period:      *
      2nd Annual Period:      *
      3rd  Annual Period  and *
      thereafter:



        * During each Annual Period, Licensee shall pay the minimum Advertising Fee to Licensor in four (4) equal installments at the same time as installments of Guaranteed Minimum Royalty, as such term is defined hereinafter, for such Annual Period are payable hereunder. Any additional Advertising Fee payable for an Annual Period shall be based upon actual Net Sales and shall be accounted for and paid in the same manner and at the same time that Sales Royalty, as such term is defined hereinafter, is to be accounted for and paid hereunder.

          (b) Licensor shall utilize the Advertising Fee for institutional advertising of the Licensed Marks, as it so determines, which may include the cost of catalog advertising, Licensor's Websites and other electronic media. Upon Licensee's request, Licensor shall submit to Licensee documentary evidence in a form reasonably satisfactory to Licensee that substantiates all such expenditures. Licensee shall cooperate with Licensor in connection with such advertising and, if requested by Licensor, shall produce and deliver samples of Articles to Licensor for use in connection therewith at no cost to Licensor.

           6.2 (a) During the term of this Agreement, Licensee shall maintain separate showroom spaces exclusively for the display of Articles under each Brand. Said showroom spaces shall be located in the borough of Manhattan and shall be located, designed, decorated, staffed, and maintained in a manner commensurate with the reputation and prestige of the Licensed Marks and shall be subject to the prior written approval of Licensor, subject to the budget therefor set forth in the initial Business Plan. From time to time Licensee shall refurbish or remodel the showrooms as reasonably requested by Licensor so that the showrooms continue to reflect the reputation and prestige of the Licensed Marks; provided, however, no significant remodeling shall be required more than once every three (3) years. In connection therewith, Licensee shall also maintain separate telephone numbers and listings under the names "KENNETH COLE WOMEN'S WEAR", "REACTION WOMEN'S WEAR" and "UNLISTED.COM WOMEN'S WEAR". Licensee shall also maintain a showroom space in Licensor's corporate showroom for the display and design of Articles. Such spaces shall be built by Licensor; provided, however, all costs associated with the building of such space shall be at Licensee's sole cost and expense, in an amount not to exceed Licensor's actual out-of-pocket costs (including so-called "soft" costs for professional fees attributable to architects and engineers). In addition, Licensee shall pay its pro rata share of rent and operating expenses ("Rent").




Said Rent shall be based upon the number of square feet of Licensee's showroom space, and office space if any, divided by the total number of square feet utilized by all Licensor's licensing partners in such corporate headquarters. Such Rent (for both showroom and office space if any) shall include, but not be limited to: building operating expense and taxes, heat, light, air conditioning, rubbish disposal, elevator service, kitchen availability, electricity, reception service and cleaning service, to the extent the same are supplied to Licensor. Rent shall not commence on any such showroom or office space prior to the third Annual Period. Licensee and Licensor shall enter into a separate agreement setting forth the particulars of said Rent prior to any such possession by Licensee.

      (b) Under no circumstances shall any of the Licensed Marks be used in combination with any other marks or products used by Licensee in conjunction with said telephone listing or showroom. Licensor must approve in writing all printed matter used by Licensee in the course of its business that contains any of the Licensed Marks, including but not limited to, stationery and business cards.

      (c) When Licensee participates in trade shows, separate areas shall be maintained exclusively for the display of Articles under each Brand, subject to Licensor's prior approval. At Licensor's request, Licensee shall also cooperate in trade shows in which Licensor participates, and pay its pro rata share of any expenses incurred by Licensor in connection therewith.

      (d) In the event Licensor shall request Licensee to participate in fashion or "runway" shows, Licensee shall pay its pro rata share of any expenses incurred by Licensor in connection therewith.

      (e) Notwithstanding the foregoing, Licensee's pro rata share of all the expenses contemplated under Paragraphs 6.2(a), 6.2(c) and 6.2(d) hereunder shall not exceed, in the aggregate: * All such amounts shall be paid within thirty (30) days from the presentment of an invoice therefor.

      6.3 Upon request from Licensee, Licensor may furnish the services of its marketing personnel to assist Licensee's marketing efforts relating to the Articles. In such event, Licensee shall reimburse Licensor for all of Licensor's direct costs and expenses in furnishing such services. In advance of performing services under this Paragraph 6.3, Licensor shall submit an estimate of the anticipated services and related reimbursable costs and expenses for
Licensee's   approval,  which  estimates  shall   include   a       *
contingency surcharge. Any costs or estimates in excess of such approved estimate shall be subject to Licensee's prior approval. All amounts due to Licensor under this Paragraph 6.3 shall be payable by Licensee within thirty (30) days from the presentment of an invoice therefor.

     6.4 (a) In addition to the Advertising Fee, in order to advertise, promote and market the Articles, Licensee shall spend (inclusive of production costs) the following amounts:


    1st  Annual Period:   *
    2nd Annual Period:    *
    3rd Annual Period     *
    and thereafter:



  ("Minimum Marketing Amount"). Such Minimum Marketing Amount shall include, but not be limited to, consumer advertising. For purposes hereof, "consumer" advertising and promotion shall be deemed to exclude cooperative and trade advertising and to include magazines and newspapers directed to the consuming public, broadcast media, mailers and outdoor advertising, and shall include all launch advertising. Upon Licensor's request therefore, Licensee shall submit to Licensor documentary evidence in a form reasonably satisfactory to Licensor that substantiates all such expenditures. During the third Annual Period and during all Annual Periods thereafter: (i) in the event Licensee's actual Net Sales are in excess of the Guaranteed
Minimum Net Sales hereunder in any Annual Period,     *

      (b) All advertising and marketing efforts in any jurisdiction entered into by Licensee in accordance with Paragraph 1.1(c) hereinabove shall be coordinated through Licensor's designated brand manager in such jurisdiction, if applicable. Accordingly, all Minimum Marketing Amounts in each such jurisdiction shall be paid through such designated brand manager, if applicable.

      6.5 In the event Licensee wishes to generate its own press releases or publicity of any kind including, but not limited to, interviews, exclusively relating to any or all of the Licensed Marks or the Articles, such releases or publicity shall be submitted to Licensor for Licensor's prior written approval. Licensee shall promptly submit to Licensor any and all news releases, advertising, publicity or promotional materials from any and all media and in any and all forms in which any or all of the Licensed Marks or the Articles appear as soon as such items are made available to Licensee. In all instances, Licensee shall fully cooperate with Licensor's duly authorized public relations representative. Notwithstanding the foregoing, the prohibitions of this Paragraph 6.5 shall be waived with respect to any or all of Licensee's publications or materials which are required by any law, statute, regulation or rule required of any publicly-held company; provided, however, that before either party makes any filing with the SEC of this Agreement or any portion thereof, it shall notify the other at least five (5) days in advance to discuss the items to keep confidential. It also is acknowledged that each party may have disclosure obligations, whether by reason of being a public company or by reason of being listed on the New York Stock Exchange (the "Exchange"), which may require it to make other public disclosures of information (whether in the form of press releases or otherwise) arising out of or relating to this Agreement, the licensed business and/or the performance of the parties hereunder. If either party makes a determination that it shall make or consider making such a disclosure, it shall use reasonable efforts to notify the other thereof at least five (5) days prior to the date by which such disclosure would have to be made. The foregoing and the confidentiality obligations of Paragraph 18.2 hereinafter shall not apply to general descriptions of this Agreement or information regarding the licensed business as may be appropriate in SEC filings, annual reports, earnings releases, analyst conference calls and other similar such documents and situations, nor shall any other provisions of this Agreement be construed otherwise. Also and notwithstanding the foregoing, both parties may respond to inquiries from the Exchange, from the financial press or from financial analysts for information arising out of or relating to this Agreement, the licensed business and/or the performance of the parties hereunder in the ordinary course.





 .


 7.      GUARANTEED MINIMUM ROYALTY AND GUARANTEED MINIMUM NET SALES

           7.1 (a) Licensee shall pay to Licensor a Guaranteed Minimum Royalty, and shall attain Guaranteed Minimum Net Sales in each Annual Period set forth below. After the first Annual Period, the Guaranteed Minimum Net Sales for each Annual Period shall * the Guaranteed Minimum Net Sales and the Guaranteed Minimum Royalty for such Annual Period, as set forth below, shall be increased to reflect such amount.

                      Guaranteed Minimum             Guaranteed  Minimum
  Annual Period           Net Sales                         Royalty

      1                      *                                 *
      2                      *                                 *
      3                      *                                 *
      4                      *                                 *
      5                      *                                 *


      (b) In the event Licensee should exercise its First Option in accordance with Sec. 2.2 hereinabove, the Guaranteed Minimum Net
Sales  shall  be        *       In  the  event  subsection  (ii)   is
applicable in any Annual Period, the Guaranteed Minimum Net Sales and the Guaranteed Minimum Royalty for such Annual Period shall be increased to reflect such amount.
                         Guaranteed Minimum     Guaranteed Minimum
Annual Period                 Net Sales               Royalty

     6                             *                        *
     7                             *                        *
     8                             *                        *
     9                             *                        *
     10                            *                        *

     (c) In the event Licensee should exercise its Second Option in accordance with Sec. 2.3 hereinabove, the Guaranteed Minimum Net Sales shall be * In the event subsection (ii) is applicable in any Annual Period, the Guaranteed Minimum Net Sales and the Guaranteed Minimum Royalty for such Annual Period shall be increased to reflect such amount.

                    Guaranteed Minimum              Guaranteed Minimum
Annual Period            Net Sales                       Royalty

    11                      *                                *
    12                      *                                *
    13                      *                                *
    14                      *                                *
    15                      *                                *





     (d) In the event Licensee should exercise its Third Option to extend the term of this Agreement in accordance with Sec. 2.4 hereinabove, the Guaranteed Minimum Net Sales shall be * In the event subsection (ii) is applicable in any Annual Period, the Guaranteed Minimum Net Sales and the Guaranteed Minimum Royalty for such Annual Period shall be increased to reflect such amount.

                      Guaranteed Minimum       Guaranteed  Minimum
Annual Period              Net Sales                Royalty

     16                        *                        *
     17                        *                        *
     18                        *                        *
     19                        *                        *
     20                        *                        *


      7.2 The Guaranteed Minimum Royalty for each Annual Period shall be paid to Licensor in four (4) equal quarterly installments payable on the first day of January, April, July, and October during each such Annual Period, except that for the third Annual Period, the Guaranteed Minimum Royalty shall be paid in accordance with Section
7.2(b) hereinafter.        *

     7.3 The Guaranteed Minimum Royalty for each Annual Period may be credited only against the Sales Royalty for the same Annual Period. Further, no payment of Guaranteed Minimum Royalty shall be refundable.

     7.4 Notwithstanding anything to the contrary contained herein, at such times as payments of Guaranteed Minimum Royalty for an Annual Period and Sales Royalties in excess of Guaranteed Minimum Royalty for any such Annual Period reach the Guaranteed Minimum Royalty payable for such entire Annual Period, no further installments of Guaranteed Minimum Royalty for such Annual Period are required to be paid.

8.            SALES ROYALTY

        8.1 (a) Licensee shall pay to Licensor a Sales Royalty as set forth below on "Net Sales" in each Annual Period. "Net Sales" shall be determined in accordance with generally accepted accounting principles; provided, however, any aggregate deductions relative to
freight  chargebacks or handling shall not  exceed       *    of  the
aggregate gross shipments by Licensee, less any and all amounts invoiced to Licensor's Consumer Direct Entities, as such term is defined hereinafter.

      1st Annual Period:      *
      2nd Annual Period:      *
      3rd  Annual Period  and *
      thereafter







     (b) Licensee shall pay to Licensor a Sales Royalty as set forth below on Net Sales made to so-called "off-price" retailers where the discount granted is * or greater from Licensee's published line price ("Off-Price Net Sales"). In the event Off-Price Net Sales
shall  exceed       *    of Net Sales in either the first  or  second
Annual Period and * of Net Sales in each Annual Period thereafter, such excess shall be subject to the Sales Royalty rate set forth in subparagraph 8.1(a) hereinabove. Further, Off-Price Net Sales shall not be included for purposes of determining whether Guaranteed Minimum Net Sales have been attained in any Annual Period.

      1st Annual Period:      *
      2nd Annual Period:      *
      3rd  Annual Period  and *
      thereafter


     8.2 (a) The Sales Royalty hereunder shall be accounted for based upon Licensee's fiscal quarters and shall be paid quarterly within thirty (30) days from March 31, June 30, September 30 and
December 31 during the term of this Agreement, except that, in the first Annual Period, the initial accounting shall be from the date hereof to the period ending with Licensee's second fiscal quarter in the year 2000 and then for the following two (2) fiscal quarters. The Sales Royalty payable for each accounting and payment period (the "Payment Period") during each Annual Period shall be computed on the basis of Net Sales during such Payment Period, with a credit for any Guaranteed Minimum Royalty payments theretofore made to Licensor.

     (b)    *

     (c)    *

           8.3 No payment of Sales Royalty for any Annual Period in excess of payments of Guaranteed Minimum Royalty for the same Annual Period shall be credited against the Guaranteed Minimum Royalty due to Licensor for any other Annual Period.

     8.4 Licensee and Licensor shall not be entitled to nor shall either of them take deductions or set-offs from any payments required to be made under this Agreement for any reason.

     8.5 Net Sales with respect to the sales of Articles in any foreign currency, for purposes of calculating the Sales Royalty payable hereunder, shall be computed on the basis of the conversion rates into United States Dollars quoted in the Wall Street Journal as of the close of business on the day before any payments hereunder are due and payable.











9.            SALES STATEMENT

     9.1 (a) Licensee shall deliver to Licensor, at the time each Sales Royalty payment is due, a statement (the "Quarterly Statement") signed and certified as accurate by Licensee's Chief Accounting Officer or its Chief Financial Officer, setting forth for the just completed Payment Period and the Annual Period-to-date: (i) the number of units and invoice price of all Articles invoiced or shipped to Licensee's customers, any and all deductions which properly may be deducted in calculating Net Sales in accordance with generally accepted accounting principles, all by Brand, by month and, by jurisdiction and in the aggregate; (ii) the amount of Sales Royalty then due and payable; and (iii) the amounts spent by Licensee for advertising, marketing and another promotional activities, by Brand and by type of activities and in the aggregate.

     (b)  (i)  Licensee shall deliver to Licensor monthly, within ten
(10) days after the end of each month commencing with the first month during which Articles are shipped, detailed sell-in reports, in both units and dollar amounts, covering the preceding month and the Annual Period-to-date, by Brand and by customer, with a comparison to the corresponding period during the preceding Annual Period, if and when applicable; (ii) Licensee shall deliver to Licensor detailed weekly sell-through reports (including sales and stock information for "this year," "last year" and "planned"), by Brand, by customer, with information presented for the week, the month-to-date and the season-to-date. Each weekly sales report shall cover the proceeding Sunday through Saturday and shall be delivered by telefax no later than the following Friday.

     (c) Each of the Quarterly Statements and Licensee's other statements, reports and other items to be delivered under this Paragraph 9 shall be prepared in a format reasonably acceptable to Licensor which may be amended from time to time.

     (d) In addition to the information required above, Licensee shall provide Licensor, upon request therefor, copies of any reports relating to the business contemplated under this Agreement, which Licensee regularly prepares in the normal course.

           9.2 Licensee shall deliver to Licensor, not later than forty-five (45) days after the end of each Annual Period, a statement signed and certified by its Chief Accounting Officer or its Chief Financial Officer, relating to the entire Annual Period and setting forth the same information required of Licensee in accordance with Paragraph 9.1 above. If such statement should indicate that there had been an overpayment of Sales Royalty in any Annual Period, then Licensor shall refund such overpayment within thirty (30) days of the receipt by Licensor of such statement.

10.           BOOKS AND RECORDS; AUDITS

           10.1 Licensee shall maintain complete and accurate books of account and records relating to all transactions under this Agreement. At any reasonable time during the term of this Agreement and for three (3) years thereafter, Licensor may, upon ten (10) business days prior written notice to Licensee, cause an audit to be made of Licensee's records and documents relating to this Agreement to be conducted during regular business hours. Any such audit may be performed by Licensor or Licensor's certified public accountant or other auditing professional and shall be binding upon the parties. All such records and documents shall be kept available for at least three (3) years after the end of the Annual Period to which they relate. No audit shall cover a period of less than a full Annual Period; provided, however, if as a result of any audit of Licensee's books and records, such audit discloses a deficiency in excess of
* of the amount actually paid for the subject period, Licensor's subsequent audits may cover any period, in Licensor's sole discretion.

      10.2 If, as a result of any audit of Licensee's books and records, such audit discloses a deficiency in the payment of any amount due hereunder, such deficiency shall become immediately due and payable with interest at the rate provided in Paragraph 13.1 below from the date when such payment should have been made. If any audit shall reveal an overpayment of any amount due hereunder, Licensor shall promptly refund the amount thereof to Licensee. In the event the deficiency shall be in excess of * of the amount actually paid for the subject period, Licensee shall pay to Licensor upon demand the cost of such audit as well as all costs associated with two (2) subsequent audits. In the event a deficiency should occur that is in excess of * , and if during any five (5) consecutive Annual Periods thereafter another such deficiency shall be disclosed, and such deficiency is in excess of
* , then Licensor, in addition to all other remedies provided herein, shall have the option to terminate this Agreement upon ten
(10) days notice.

11.           THE LICENSED MARK; COPYRIGHT; PATENT

           11.1 Licensee shall not use any of the Licensed Marks, in whole or in part, as a corporate name or trade name. Licensee shall not use any name in connection with any of the Licensed Marks in connection with Articles or any related materials, without the prior consent of Licensor.

     11.2 (a) Licensor hereby represents and warrants that Licensor and Licensor's parent company are the sole owners of all right, title and interest in and to the Licensed Marks as specifically provided in Schedules "D" and "E" attached hereto and made part hereof. Licensee hereby acknowledges that Licensor is also the owner of the goodwill attached or which shall become attached to the Licensed Marks in connection with the business and goods in relation to which the same has been, is or shall be used. Sales by Licensee shall be deemed to have been made by Licensor for purposes of trademark registration and all uses of the Licensed Marks by Licensee shall inure to the benefit of Licensor. Licensee shall not do or suffer to be done by its parent, affiliates or related entities any act or thing which may adversely affect any rights of Licensor in and to any of the Licensed Marks or any registrations thereof or which, directly or indirectly, may reduce the value of any of the Licensed Marks or detract from its reputation.

     (b) Licensor represents and warrants that no claim is currently being asserted or threatened by any governmental body or third party and, to Licensors' knowledge, there exists no valid basis for any claim: (a) that the use of any of the Licensed Marks in connection with Products violates the rights of a third party in those jurisdictions provided in Schedules "D" and "E"; (b) currently challenging the enforceability or validity of any registrations for any of the Licensed Marks or by a third party currently challenging the validity of any applications for the registration of any of the Licensed Marks; or (c) currently challenging the use of any of the Licensed Marks on the grounds that such use violates the legitimate rights of a third party in those jurisdictions provided in Schedules "D" and "E" . No such registration or application as provided in
Schedule "D" or Schedule "E" has lapsed, expired or been abandoned or canceled or is the subject of any pending or threatened opposition or cancellation proceeding before the respective trademark office.




Licensor shall use commercially reasonable efforts to maintain and ensure the continued validity of all registrations obtained for any of the Licensed Marks existing as of the date hereof or obtained from time to time, including taking steps required to maintain registration and to prosecute to completion pending applications. Upon reasonable request of Licensee, Licensor shall file and prosecute new applications to register the Licensed Marks for Products in other jurisdictions in which Licensee notifies Licensor that Product shall be sold.

           11.3 Licensee shall use the Licensed Marks in the Territory strictly in compliance with all applicable legal requirements and shall use such markings in connection therewith as may be required by applicable law, statute or regulation in order to give appropriate notice of any trademark, trade name or other rights therein or pertaining thereto.

      11.4 Licensee shall never challenge Licensor's ownership of or the validity of any of the Licensed Marks or any application for registration thereof, or any trademark registration thereof, or any rights of Licensor therein, nor shall Licensee seek to register any of the Licensed Marks or any variation or simulation thereof within or without the Territory. Further, Licensee shall cooperate fully with any reasonable request by Licensor in connection with any application, registration or filing in connection with any of the Licensed Marks. All costs incurred in connection therewith, including the costs of prosecuting or defending opposition and cancellation proceedings and obtaining clearances and the costs of the maintenance and renewal of any registrations which hereafter may issue, as well as attorney's fees, search costs and filing fees, shall be defrayed by Licensor. The provisions of this Paragraph 11.4 and Licensee's obligations hereunder shall survive the expiration or termination of this Agreement.

     11.5 (a) Licensor shall take such action as it deems advisable for the protection of its rights in and to the Licensed Marks and Licensee shall fully cooperate with Licensor in connection therewith, at Licensor's sole expense. However, Licensor shall not be required to take any action if it deems it inadvisable to do so and Licensee may not take any action with respect to any of the Licensed Marks without Licensor's prior written approval which approval shall not be unreasonably withheld or delayed. Each party shall notify the other promptly after becoming aware of: (a) an infringement or threatened infringement of any of the Licensed Marks; or (b) any actionable imitation of any of the Licensed Marks or Articles or of their packaging or advertising. In such notice, the notifying party shall identify the alleged infringer or imitator and shall specify in reasonable detail the nature of the acts constituting such infringement or actionable imitation. Within a reasonable time thereafter in light of the circumstances, Licensor shall determine on a reasonable basis what action, if any, is deemed advisable for the protection of its rights in and to the Licensed Marks and the
Articles. If requested to do so by Licensor, Licensee shall cooperate with and follow the directions of Licensor in all respects in connection therewith. Any actions contemplated by this Paragraph 11.5(a) shall be controlled by Licensor. The costs, fees and expenses incurred by Licensor and those incurred by Licensee in connection with any action proposed to be taken under this Paragraph 11.5(a) shall be defrayed exclusively by Licensor.

          (b) Licensor shall not be required to take action in any particular circumstance involving infringement or counterfeiting if it deems it inadvisable to do so; provided, however, Licensor shall not unreasonably withhold its approval if Licensee desires to take action in any such circumstance if Licensor elects not to do so. Licensee acknowledges that Licensor shall not approve of Licensee taking any such action if Licensor is advised by its outside trademark counsel that pursuing such action could have a material adverse effect on any of the Licensed Marks. If Licensor approves of the taking of any such action by Licensee, Licensor shall cooperate with Licensee in all respects in connection therewith. Licensee shall consult with Licensor concerning developments in respect of any such action and no settlement thereof may be made without the approval of Licensor. The costs, fees and expenses incurred by Licensee and those incurred by Licensor in connection with any action taken under this Paragraph 11.5(b) shall be defrayed exclusively by Licensee.

           (c)      Any recovery in any action taken under 11.5(a) or
(b) first shall be applied toward the reimbursement of the parties' costs and then shall be split based upon the relative amount of damage specifically allocated to each of the parties.

     11.6 Licensee shall assist Licensor in procuring, at Licensor's request, any copyright able registrations relating to any of the packaging or any advertising of any Articles or any of the Licensed Marks. The cost of obtaining and maintaining such copyright registrations shall be borne solely by Licensor. Any copyright which may be created in any Article or related material designed or approved by Licensor shall be the sole property of Licensor. Any Articles for which copyright registrations have been obtained shall have such appropriate copyright notice affixed thereto.

     11.7 Licensee shall assist Licensor in procuring, at Licensor's request, any patent applications and subsequent letters patent relating to any design or device used in connection with the Articles including, without limitation, assigning any rights in and to such patents on behalf of Licensee's employees to Licensor. The cost of obtaining and maintaining such letters patent shall be borne solely by Licensor. Any patent which may be created in any Article or related material designed or approved by Licensor shall be the sole property of Licensor. Any design or device used in connection with the Articles for which letters patent have been issued shall have such appropriate patent notice affixed thereto.

12.      INDEMNITY; INSURANCE

     12.1(a) Licensee shall hold Licensor, Mr. Kenneth Cole, individually, and Kenneth Cole Productions, Inc. (the "Parent") and their respective affiliates, as well as the directors, officers, employees and agents, and the respective successors and assigns of Licensor and its Parent, harmless from and shall indemnify each of them against any losses, liabilities, damages and expenses (including interest, penalties and reasonable attorneys' fees and expenses) which any of them may incur or become obligated to pay, or for which any of them may become liable to pay in any action, claim or proceeding against any of them, by reason of any representation or warranty on the part of Licensee being untrue in any material respect or by reason of any acts, whether of omission or commission, by Licensee, any of its affiliates, contractors, suppliers or any of their respective affiliates, agents or employees arising out of or related to this Agreement. Licensee's indemnification obligation also shall apply to any action, claim or proceeding against any of the indemnities brought by or on behalf of any of Licensee's affiliates, customers, contractors or suppliers arising out of or relating to their relationships or dealings with Licensee, the termination thereof or otherwise. The provisions of and Licensee's obligations under this Paragraph 12.1(a) shall survive the expiration or termination of this Agreement.

     (b) Licensor shall hold Licensee and its directors, officers, employees and agents, and their respective successors and assigns, harmless from and shall indemnify each of them against any losses, liabilities, damages and expenses (including interest, penalties and reasonable attorneys' fees and expenses) which any of them may incur or become obligated or liable to pay in any action, claim or proceeding against any of them in the event the use of any of the Licensed Marks or any designs supplied to Licensee by Licensor and used by Licensee without notification, in accordance with the requirements hereof, infringes upon the trademark, tradename or other intellectual property rights of a third party. The provisions of and Licensor's obligations under this Paragraph 12.1(b) shall survive the expiration or termination of this Agreement.

     (c) Each indemnitee shall give the indemnifying party prompt notice of any such action, claim or proceeding and the indemnifying party, in its sole discretion, then may take such action as it deems advisable to defend the action, claim or proceeding on behalf of the indemnitee. If appropriate action is not taken by the indemnifying party timely after its receipt of notice from the indemnitee, the indemnitee may defend the action, claim or proceeding, but with only one counsel reasonably acceptable to the indemnifying party and at standard rates, and no compromise or settlement may be made without the approval of Licensor, which shall not be withheld or delayed unreasonably. In either case, the indemnitee and the indemnifying party shall keep each other fully advised of all developments and shall cooperate fully with each other in connection with the defense of the action, claim or proceeding. Also, no compromise or settlement of any such action, claim or proceeding may be made unless full releases as to the subject matter are obtained for the indemnifying party and for the indemnitee. The indemnification provided herein applies solely to: (a) the amount of the judgement, if any, against the indemnitee; (b) any sums paid by the indemnitee in settlement; and (c) any expenses incurred by the indemnitee in connection with its defense.

           12.2 Licensee shall procure and maintain at its own expense in full force and effect at all times during which Articles are being sold a public liability insurance policy which shall include products liability coverage with respect to Articles, with a limit of liability of not less than * . Such insurance policy shall be written for the benefit of Licensee, with Licensor, Mr. Cole, individually, and Licensor's Parent as additional insureds and shall provide for at least thirty (30) days prior notice to Licensor of the cancellation or substantial modification thereof. Licensee shall deliver certificates of such insurance to Licensor within thirty (30) days of the date hereof and thirty (30) days prior to any renewal thereof. Nothing in this paragraph 12.2 shall be deemed to limit the indemnification provisions of paragraph 12.1 (a) above. Licensee may maintain the required liability insurance in the form of a blanket policy of Licensee; provided, however, Licensee shall provide Licensor with certificates of insurance at the times, in the amounts and for the benefit of the parties as provided hereinabove.

13.           DEFAULTS

            13.1 (a) In the event Licensee fails to make any payment due to Licensor hereunder and such default shall continue uncured for a period of ten (10) business days after receipt of notice from Licensor that such payment was due and payable, Licensor may terminate this Agreement forthwith by notice thereof to Licensee. Interest shall be payable with respect to late payments and shall accrue at a rate equal to two (2) full percentage points over the prime rate being charged in New York, New York by the Bank of New York as of the close of business on the date the payment first becomes due.









     (b)  In the event that:

     (i) Licensee discontinues the distribution of Articles for a period of sixty (60) or more consecutive days after the initial launch hereunder;

     (ii) Licensee knowingly or intentionally violates the provisions of Paragraph 1.5(a) hereinabove;

     (iii) after the second Annual Period and thereafter during the term hereof, Net Sales in any two (2) consecutive Annual Periods are less than the Guaranteed Minimum Net Sales for such Annual Periods as such Guaranteed Minimum Net Sales are expressly provided in Sections 7.1(a) (b) (c) and (d) hereinabove and not as such Guaranteed Minimum Net Sales may be adjusted from time to time; provided, however, in the event Licensee does not achieve Guaranteed Minimum Net Sales in any Annual Period and such shortfall is a direct consequence of Licensor's withdrawing approval of customers previously approved by Licensor, such failure to achieve Guaranteed Minimum Net Sales shall not be deemed a default hereunder;

     (iv)      Off-Price  Sales in any Annual Periods are  more  than
          *   of Net Sales twice during any five (5)  Annual Periods;
          or

     (v) Licensee  fails  to  spend  any shortfall  of   the  Minimum
          Marketing Amount in  the next succeeding Annual Period;

then in any such event, Licensor may terminate this Agreement forthwith by notice thereof to Licensee.

     (c) In the event Licensee fails to perform any of its obligations under this Agreement other than those specifically set forth in Paragraphs 13.1(a) and 13.1(b) hereunder, and such default is not curable or, if curable, shall continue uncured for a period of twenty-five (25) days after notice thereof from the non-defaulting party, then the non-defaulting party, at its sole election, may terminate this Agreement forthwith by notice thereof to the defaulting party; provided, however, in the event such defaulting party has commenced to cure any such breach during said twenty-five
(25) day period and is thereafter diligently prosecuting the cure of such breach, such default shall be deemed to have been cured unless and until the defaulting party has not, in fact, cured such default within ninety (90) days of the initial notice of such default.

     13.2 (a) In the event Licensor fails to make any payment due to Licensee hereunder and such default shall continue uncured for a period of ten (10) business days after receipt of notice from Licensee that such payment was due and payable, Licensee may terminate this Agreement forthwith by notice thereof to Licensor. Interest shall be payable with respect to late payments and shall accrue at a rate equal to two (2) full percentage points over the prime rate being charged in New York, New York by the Bank of New York as of the close of business on the date the payment first becomes due.







     (b) If Licensor fails to perform any of its other obligations under this Agreement and such default is not curable or, if curable, shall continue uncured for a period of twenty-five (25) days after notice thereof from the non-defaulting party, then the non-defaulting party, at its sole election, may terminate this Agreement forthwith by notice thereof to the defaulting party; provided, however, in the event such defaulting party has commenced to cure any such breach during said twenty-five (25) day period and is thereafter diligently prosecuting the cure of such breach, such default shall be deemed to have been cured unless and until the defaulting party has not, in fact, cured such default within ninety (90) days of the initial notice of such default.

               13.3 (a) In the event that Licensee or Licensor files a petition in bankruptcy, is adjudicated a bankrupt or files a petition or otherwise seeks relief under or pursuant to any bankruptcy, insolvency or reorganization statute or proceeding, or if a petition in bankruptcy is filed against it or it becomes insolvent or makes an assignment for the benefit of creditors or a custodian, receiver or trustee is appointed for it or a substantial portion of its business or assets, this Agreement shall terminate automatically without notice.

                    (b) No assignee for the benefit of creditors, custodian, receiver, trustee in bankruptcy, sheriff or any other officer of the court or official charged with taking over custody of Licensee's assets or business may continue this Agreement or exploit any of the Licensed Marks if this Agreement terminates pursuant to paragraph 13.2(a) above.

       13.4 Licensee shall not knowingly, nor shall Licensee knowingly suffer or permit any person or entity engaged in the manufacture or distribution of Articles, to violate any applicable labor laws. In the event either of the parties hereto become aware of any such violation, Licensee shall take commercially reasonable steps necessary to rectify said violation, including but not limited to, suspending shipments of Articles from said person or entity. Any shipment of Articles knowingly produced or accepted in violation of applicable labor law shall be deemed to be a breach of this Agreement. Uncured, serious or repeated violations shall result in termination, subject to the rights and remedies of Licensor.

14.           RIGHTS ON EXPIRATION OR TERMINATION

     14.1 Upon termination of this Agreement pursuant to Paragraph 13.1(a) or 13.1(b)(i), Licensee shall pay to Licensor, within twenty
(20) days of the date of termination as liquidated damages solely with respect to Licensee's financial obligations hereunder, and not
as a penalty, a sum equal to    *

           14.2 (a) Notwithstanding the expiration or termination of this Agreement, Licensor shall have and hereby reserves all rights and remedies which it has, or which are granted to it by operation of law or equity: (i) to enjoin the unlawful or unauthorized use of the Licensed Marks; (ii) to collect any amounts payable to Licensor pursuant to this Agreement, including but not limited to the liquidated damages referred to in Paragraph 14.1 hereinabove; and
(iii) to recover any other damages resulting from Licensee's breach hereof.

          (b) Notwithstanding the expiration or termination of this Agreement, Licensee shall have and hereby reserves all rights and remedies which it has, or which are granted to it by operation of law or equity: (i) to enjoin any violation of Licensor's confidentially obligations under Paragraph 18.2 hereinafter; (ii) to collect any amounts payable to Licensee and (iii) to recover damages for breach of this Agreement.

           (c) Each party shall use all commercially reasonable efforts to mitigate any damages arising out of any breach or default by the other party hereunder.

      14.3  Licensee may, for an additional period of       *    only
from the date of any termination or expiration, on a non-exclusive basis, sell and dispose of its inventory on hand of Articles (the "Sell-Off Articles".) The sales of such Sell-Off Articles are subject to all of the provisions hereof, including an accounting for and the payment of Sales Royalty; provided, however, Sell-Off Articles may not be advertised or promoted during such period. Licensor reserves the right of first refusal with respect to any sale of Sell-Off Articles. The accounting and payment shall be due within thirty (30) days after the close of such * . No payments of Guaranteed Minimum Royalty made during the Annual Period in which this Agreement shall terminate or expire shall be credited against any Sales Royalty payable on the sales of Sell-Off Articles. The provisions of this Paragraph 14.3 shall in no event be applicable if this Agreement should terminate pursuant to Paragraphs; 13.2(a); .

      14.4 Except as provided in Paragraph 14.3 above, on the expiration or termination hereof: (a) all rights of Licensee shall terminate forthwith and shall revert immediately to Licensor, and all payments of Sales Royalties and the Advertising Fee based upon Net Sales theretofore made, shall become immediately due and payable; (b) Licensee may no longer use any of the Licensed Marks and shall promptly transfer to Licensor, free of charge, all registrations, filings and rights with regard to any of the Licensed Marks which it may have possessed at any time; and (c) Licensee thereupon shall deliver to Licensor, free of charge, all samples, sketches and other material in its possession which were designed by or approved by
Licensor or used in connection with the business conducted by Licensee hereunder and all other material in its possession with any of the Licensed Marks thereon. After the expiration or termination hereof, Licensee shall not use or permit others to use any of said sketches or other material in connection with Products or any other merchandise, other than samples or sketches relating to basic Articles and except as expressly permitted by Paragraph 3.3 hereinabove.

15.           NOTICE

          15.1 All reports, approvals, requests, demands and notices required or permitted hereby shall be in writing and shall be deemed to be duly given if personally delivered, if delivered by nationally-recognized overnight courier or mail service, such as Federal Express or Express Mail, if sent and acknowledged via facsimile transmission or if mailed (by certified or registered mail, return receipt requested) to the party concerned at its address set forth below:









 .






          To Licensor:    c/o Kenneth Cole Productions, Inc.
                     at the address set forth on page 1:
                      Attention:  PETER SIMMONDS,
                                                            Senior
Vice President, Licensing
                      Fax:  (212) 713-6666

          with a copy to:   STANLEY A. MAYER,
                                  Executive Vice President and Chief
          Financial Officer
                       Fax: (201) 583-8577

          and a copy to:    PATRICE F. COHEN, Esq., Vice President
     and
                      General Counsel
                      Fax: (201) 583-8588

          To Licensee:      at the address set forth on page 1:
                       Attention:  RICHARD F. ZANNINO,
                         Senior   Vice   President  -   Finance   and
Administration and
                       Chief Financial Officer
                       Fax: (212) 626-1888

          with a copy  to:    ROBERTA S. KARP, Esq. Vice President  -
                     Corporate Affairs  and General Counsel
                      Fax: (201) 295-7803

Either party may, from time to time, designate a different address by giving written notice to the other designating such address.

16.           ASSIGNABILITY; BINDING EFFECT

           16.1 (a) The performance of Licensee hereunder is of a personal nature and, therefore, neither this Agreement nor the
license   or   other  rights  granted  hereunder  may  be   assigned,
sublicensed or transferred by Licensee and any such attempted assignment, sublicense or transfer, whether voluntary or by operation of law, directly or indirectly, shall be void and of no force or effect, except as expressly permitted by Paragraphs 1.1(c)(ii), 1.1(d) or this Paragraph 16.1(a).

           (b) Notwithstanding anything to the contrary contained in Paragraph 16.1(a), Licensee may assign this Agreement to one of its or its parent Company's wholly-owned direct or indirect subsidiaries, provided that said subsidiary executes and delivers to Licensor a duplicate original hereof, thereby binding it, as "Licensee," to the terms of this Agreement.

           (c) Notwithstanding anything to the contrary set forth in this Paragraph 16.1, nothing herein shall be deemed to prohibit Licensee's parent company from merging or consolidating with or being taken over by or selling all substantially all of its assets to any entity, whether public or private, or any of its affiliates or of Licensee or any of its affiliates.

            (d) Any assignment or transfer pursuant to this Paragraph 16.1 shall not relieve the Licensee named herein from any of its obligations hereunder and Licensee shall remain fully and primarily liable therefor.



           16.2 This Agreement shall inure to the benefit of and shall be binding upon the parties, their respective successors, Licensor's transferees and assigns and Licensee's permitted transferees and assigns.

17.           ARBITRATION; COURT ACTIONS

           17.1 Except as specifically set forth in this Agreement, any and all disputes, controversies and claims arising out of or relating to this Agreement or concerning the respective rights of obligations hereunder of the parties hereto [except disputes, controversies and claims relating to or affecting in any way Licensor's ownership of or the validity of the Licensed Marks or any registration thereof, or any application for registration thereof (hereinafter referred to as ["Licensed Mark Disputes"]) or disputes regarding breaches of confidentiality shall be settled and determined by arbitration in New York, New York before the Commercial Panel of the American Arbitration Association in accordance with and pursuant to the then existing Commercial Arbitration Rules. The arbitrators shall have the power to award specific performance or injunctive relief and reasonable attorneys' fees and expenses to any party in any such arbitration and the courts shall have similar power with regard to that injunctive relief sought by Licensor pursuant to Paragraph 14.2 above and with regard to Licensed Mark Disputes or disputes regarding confidentiality (collectively "Court Actions"). However, in any arbitration proceeding arising under this Agreement, the arbitrators shall not have the power to change, modify or alter any express condition, term or provision hereof, and to that extent the scope of their authority is limited. The arbitration award shall be final and binding upon the parties and judgement thereon may be entered in any court having jurisdiction thereof. The service of any notice, process, motion or other document in connection with an arbitration under this Agreement or for the enforcement of any arbitration award hereunder may be effectuated in the manner in which notices are to be given to a party pursuant to Section 15 above.

      17.2 Court Actions shall be brought in New York, New York in any court having competent jurisdiction, except that Licensor also may bring an injunctive proceeding in any jurisdiction where deemed appropriate by reason of its subject matter. Licensor and Licensee irrevocably submit to the jurisdiction of the State and Federal courts in New York, New York and the courts in such other jurisdictions in Court Actions and waive any claim or defense of inconvenient forum or lack of personal jurisdiction in such forum under any applicable law or decision or otherwise. Service of any notice, process, motion or other document in connection with a Court Action may be made in the same manner that notices may be given under
Section 15 hereinabove. However, Licensor and Licensee may serve process in any manner permitted by the laws of the State of New York, or by the State or Federal courts located therein, or by the laws or courts of any such appropriate jurisdiction or any subdivision thereof.













18.          MISCELLANEOUS

           18.1 (a) Licensee shall sell Articles to Licensor, its Parent, affiliates and related entities in the Territory within the Territory (collectively "Consumer Direct Entities") in such quantities as may be reasonably required by such entities in accordance with the applicable production calendar. All purchases of Articles shall be billed and paid on terms of sale no less favorable to Licensor than the same terms offered to any other retail customer of Articles of Licensee, less a * discount to such Consumer Direct Entities, including retail stores, catalogs and Websites. Said discounts shall be taken off the gross wholesale selling price at the time such orders are placed, before markdowns and irrespective of close-outs. Delivery of Articles shall not be later than the dates of delivery of the same Articles to any other customer. Further, the outlet stores owned and operated by such Consumer Direct Entities shall have a first option to purchase all Articles sold as close-outs ("Closeouts"). Accordingly, before offering any Closeouts to any third party, Licensee shall deliver to any such Consumer Direct Entities a schedule of available Closeouts and such Consumer Direct Entities shall notify Licensee, within ten (10) business days after the receipt of any such schedule, which, if any, of the available Closeouts such Consumer Direct Entities shall purchase. The terms of any such purchase of Closeouts shall be
agreed to by such Consumer Direct Entities  and Licensee.        *

     (b) At the request of Licensor, Licensee may sell Articles on a non-exclusive basis, in such quantities as may be ordered from time to time, to Licensor's authorized international distributors outside the Territory (the "Foreign Distributors.") The prices to be paid
for  Articles  sold  to  such Foreign Distributors  shall  be       *
"First Cost" shall be deemed to mean the costs of the components of the Articles, and any other raw materials plus assembly costs, FOB freight forwarder in the country of origin plus the cost of the certificate of origin and the export declaration and the cost of quota. All other terms of sale shall be no less favorable to said Foreign Distributors then to any other customer of the Articles. In the event Licensee shall sell Articles to any Foreign Distributor, Licensee shall deal directly with such Foreign Distributor and shall look solely to it in such dealings. No Sales Royalty or Advertising Fee shall be due and payable on any sales under this Paragraph 18.1(b); neither shall Licensee include such sales in the calculation of its Guaranteed Minimum Net Sales hereunder.

     18.2 Neither Licensor nor Licensee shall, at any time during the term of this Agreement, disclose or use for any purpose, other than as specifically required under this Agreement or by any law, statute, regulation or rule required of any publicly-held company or as permitted by Paragraph 6.5 hereinabove, any acquired confidential information or data relating to the business operations of the other party or the terms and conditions of this Agreement.










      18.3 Subject to the terms, provisions and covenants of this Agreement, Licensor may, at any time after Licensee has notified Licensor that it intends not to exercise any renewal right hereunder, or after Licensor notifies Licensee that Licensor shall not renew this Agreement, negotiate and enter into agreements with third parties pursuant to which it may grant licenses to use any or all of the Licensed Marks in connection with the manufacture, distribution and/or sale of Products in the Territory, but only if, pursuant to such third party agreements, the collections of such Products are not shipped prior to the termination of this Agreement. Nothing herein shall be construed to prevent any such new licensee from showing such Products and accepting orders therefor prior to the termination hereof.

           18.4 This Agreement shall be construed and interpreted in accordance with the laws of the State of New York applicable to agreements made and to be performed in said State, contains the entire understanding and agreement between the parties hereto with respect to the subject matter hereof, supersedes all prior oral and written understandings and agreements relating thereto and may not be modified, discharged or terminated, nor may any of the provisions hereof be waived orally. With respect to any matters in connection with any of the Licensed Marks, the laws of the applicable jurisdiction shall apply.

           18.5 Nothing herein shall be construed to constitute the parties hereto as partners or as joint venturers, or either as agent of the other. Under no circumstances shall Licensee hold itself out as an affiliate or subsidiary of Licensor or as being associated with Licensor other than as a duly authorized Licensee of the Licensed Marks. Licensee shall have no power to obligate or bind Licensor in any manner.

          18.6 No waiver by a party, whether express or implied, of any provision hereof, or of any breach or default thereof, shall constitute a continuing waiver of such provision or of any other provision of this Agreement. Acceptance of payments by Licensor shall not be deemed a waiver of any violation of or default under any of the provisions hereof by Licensee.

     18.7 Licensor and Licensee represent and warrant to each other that it has not dealt with any broker, finder or other person in connection with the negotiation and execution of this Agreement. Each party agrees to and shall indemnify and hold harmless the other from any and all losses, costs, damages, and expenses arising out of or in connection with claims of any kind which assert the inaccuracy or breach by the indemnitor of the above representation and warranty, including, without limitation, attorneys' fees and court costs.

      18.8 Notwithstanding any other provision of this Agreement and except for any monetary obligations due under this Agreement, any performance by Licensee or Licensor under this Agreement shall be extended for the period of any delay caused by an act of God or the public enemy, civil war, insurrection or riot, fires, explosions, major accidents, governmental priorities, restrictions or allocations or strikes or labor disputes, but in no event shall such extension be longer than one hundred eighty (180) days. In any such event, the party affected thereby shall promptly notify the other in writing of such affected party's inability to perform.





      18.9 (a) Licensor hereby represents and warrants to Licensee that: (i) it is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware; (ii) it has all requisite power and authority to execute and deliver this Agreement and to carry out the transactions contemplated hereby; and
(iii) the execution by Licensor of this Agreement and the execution of the transactions contemplated hereby do not and shall not conflict with, result in a breach of the terms and conditions of, or constitute a default under Licensor's articles of incorporation or bylaws, or to the best of Licensor's knowledge violate any law, regulation or court order applicable to Licensor, or any license, agreement, contract, indenture or other instrument to which Licensor is now a party or by which Licensor or its assets may be bound or affected.

     (b)    Licensee hereby represents and warrants to Licensor that:
(i) it is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware; (ii) it has all requisite power and authority to execute and deliver this Agreement and to carry out the transactions contemplated hereby; and (iii) the execution by Licensee of this Agreement and the execution of the transactions contemplated hereby do not and shall not conflict with, result in a breach of the terms and conditions of, or constitute a default under, Licensee's articles of incorporation or bylaws, or to the best of Licensee's knowledge violate any law, regulation or court order applicable to Licensee or any license, agreement, contract, indenture or other instrument to which Licensee is now a party or by which Licensee or its assets may be bound or affected.

      18.10 Promptly after the execution hereof, Licensor and Licensee shall each prepare and file such applications as are necessary to obtain notification from the U.S. Federal Trade Commission or the U.S. Department of Justice that all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. have expired or terminated with respect to the transactions contemplated hereby. Each of Licensor and Licensee shall prosecute all such applications in a diligent manner; provided, however, neither Licensor nor Licensee shall be obligated to divest itself of any assets or reorganize its existing business structures or those of its affiliates. Licensor and Licensee shall cooperate with each other in connection with, and shall take all steps reasonably necessary, proper or desirable to expedite, the prosecution of such applications. Licensor and Licensee shall bear its own costs in connection with such filings.

      18.11  In  consideration of the grant of the license hereunder,
Licensee shall pay to Licensor the sum of         *


















            IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement the day and year first above written.



K.C.P.L., INC.

                                                                 By:
________________________________

                                                                 Its:
_______________________________



                              L.C.K.C., LLC

          By:__________________________________

                              Its:__________________________________



































                             EXHIBIT "1"

                 Kenneth Cole Product Approval Form



Licensee :

Product Category :

Style/ Reference No:                                       Date:

Line:  Kenneth Cole New York                      Season:
         Reaction Kenneth Cole
         Unlisted
         Unlisted.com

Concept Approval Sketch/ Description:














Materials:







Approval Signature:
Date:

Final Sample Approval:
Date:

Production Approval:
Date:








EXHIBIT "2"

BUSINESS PLAN AND MARKETING PLAN SAMPLE



BUSINESS PLAN AND MARKETING PLAN SAMPLE


                         I.   BUSINESS PLAN

     A.   SALES OBJECTIVES-All BY BRAND

          1.   PROJECTED VOLUMES
          2.   PROJECTED DOORS
          3.   DISTIRIBUTION STRATEGIES
          4.   ANALYSIS OF PAST SEASON VOLUMES

     B.   ADVERTISING, MARKETING, PROMOTION AND PUBLIC RELATIONS
          OBJECTIVES BY BRAND

     C.   SHOP-IN-SHOPS BY BRAND

          1.   STRATEGIES
          2.   PROJECTED EXPENDITURES , CUSTOMER, DOOR

     D.   ORGANIZATIONAL STRUCTURE

     E.   LAUNCHES OF BRANDS, NEW CATEGORIES

     F.   ANALYSIS OF COMPETITION INCLUDING PRICING

     G.   QUALITY, SOURCING AND OPERATIONAL ISSUES


                         II.  MARKETING PLAN

     A. STRATEGY, INCLUDING EXPENDITURES, BY BRAND AND TYPE OF ADVERTSING VEHICLES, MARKETING AND PUBLIC RELATIONS

     B.   LAUNCH ACTIVITIES BY BRAND

     C.   COLLATERAL SUPPORT BY BRAND

     D.   MEDIA PLAN

          1.   ADVERTISING SCHEDULE BY BRAND FOR ALL PRINT MEDIA

          2.   RADIO AND TELEVISION, IF APPLICABLE, BY BRAND




SCHEDULE "A"

TERRITORY


*












































                            SCHEDULE "B"

                              PRODUCTS




                                   Suits
Dresses
Trousers
Sport Jackets
Blouses
Jeanswear
Activewear
Skirts
Pants
Shorts
Jeans
Overalls
Shirts
T-shirts
Vests
Sweaters
Tops
Bottoms
Bodywear/exercisewear
Cardigans
Rompers
Culottes
Jumpsuit
Blazers
Tunics
Jerseys
Sweatshirts
Sweatpants
Tank Tops




















SCHEDULE "C"

                 GUARANTEED MINIMUM BRAND NET SALES




*












































SCHEDULE "D"


*













































SCHEDULE "E"



*













































SCHEDULE "F"

PROHIBITED COMPETITORS


*












































SCHEDULE "G"

GROSS COSTS FOR SHOP-IN-SHOPS (expressed per square foot)


*













































                            SCHEDULE "H"

                          CUSTOMER LISTING


*





































                            SCHEDULE "I"

                          DOOR ASSUMPTIONS



*