Form 10-K
period 1999-12-31
COLE KENNETH PRODUCTIONS INC
filed 2000-03-29
CIK 921691

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1999
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (  )

       Aggregate market value of the voting stock held by nonaffiliates of the registrant as of the close of business on March 27, 2000: $441,874,645

      Number of shares of Class A Common Stock, $.01 par value, outstanding as of the close of business on March 27, 2000: 12,060,567

       Number of shares of Class B Common Stock, $.01 par value, outstanding as of the close of business on March 27, 2000: 5,785,398

               DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of Form 10-K is incorporated herein by reference to the Registrant's definitive proxy statement to be mailed to the shareholders of the Registrant by April 29, 2000.

                 Kenneth Cole Productions, Inc.
                        TABLE OF CONTENTS

                                                               Page
                             PART I

 Item  1  Business                                               3

 Item  2  Properties                                             15

 Item  3  Legal Proceedings                                      15

 Item  4  Submission of Matters to a Vote of Security Holders    15

                             PART ll

 Item  5  Market for Registrant's Common Equity and
          Related Shareholder Matters                            16

 Item  6  Selected Financial Data                                17

 Item  7  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    18

 Item  7A Quantitative and Qualitative Disclosures about
          Market Risk                                            22

 Item  8  Financial Statements and Supplementary Data            22

 Item  9  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                 22

                             PART lll

 Item  10 Directors and Executive Officers of the Registrant     23

 Item  11 Executive Compensation                                 23

 Item  12 Security Ownership of Certain Beneficial Owners
          and Management                                         23

 Item  13 Certain Relationships and Related Transactions         23

                             PART lV

 Item  14 Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                            24

Item 1.   Business

Important Factors Relating to Forward Looking Statements

   The  Private  Securities Litigation Reform Act  of  1995  (the
"Act") and Section 21E of the Securities Exchange Act of 1934 provides a safe harbor for forward-looking statements made by or on behalf of Kenneth Cole Productions, Inc. (the "Company"). The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the
Securities  and  Exchange  Commission  and  in  reports  to   the
Company's shareholders. Forward-looking statements generally refer to future plans and performance and are identified by the words "believe," "expect," "anticipate," "intend," "will," or similar expressions. All statements that express expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives, "Year 2000" issues, future licensee sales growth, and the introduction of the Euro are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. A number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include, but are not limited to, demand and competition for the Company's products, changes in consumer preferences on fashion trends, delays in anticipated store openings and changes in the Company's relationship with its suppliers and other resources. This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, readers of this Annual Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein.

General

   Kenneth Cole Productions, Inc. incorporated in September 1982, designs, sources and markets a broad range of fashion footwear and handbags, and through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Reaction Kenneth Cole and Unlisted.com brand names. The Company's products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole. These products include core basics, which generally remain in demand from season to season, and fashion products that are designed to establish or capitalize on market trends. The combination of basics and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy, helps insulate the Company from a temporary downturn in business.

   The Company markets its products to more than 3,700 department and specialty store locations, as well as through its consumer direct business, which includes an expanding base of retail and outlet stores, consumer catalogs and interactive websites, including an on-line store. The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men's, women's and children's footwear, handbags, apparel and accessories), prices (from ''better'' to ''moderate'') and styling. The diversity of the Company's product mix provides balance to its overall product sales and business planning and increases sales opportunities to wholesale customers who do not carry the Company's full range of products.

   The popularity of the Kenneth Cole brand names among consumers has enabled the Company to selectively expand its product offerings and channels of distribution through licensing agreements. The Company, through licensing agreements, offers a lifestyle collection of men's product categories including tailored clothing, dress shirts, sportswear, neckwear, briefcases, portfolios, jewelry, belts, scarves, leather and fabric outerwear, sunglasses, eyewear, watches, luggage, hosiery, underwear, robes, loungewear and small leather goods. During 1999, the Company entered into a major multi-brand initiative to launch women's apparel and will begin selling Kenneth Cole New York sportswear for the Fall 2000 season. Other women's product categories currently being sold pursuant to license agreements include small leather goods, hats, gloves, scarves and wraps, leather and fabric outerwear, sunglasses, eyewear, watches, jewelry, luggage and sportswear.

Business Growth Strategies

   The Company's strategy is to continue to build upon the strength of its lifestyle brand franchise, which is comprised of three well-differentiated and distinct brands: Kenneth Cole New York, Reaction Kenneth Cole and Unlisted.com. The Company views its lifestyle brands as a vital and significant strategic asset and the foundation for a sustainable competitive advantage. The further segmentation and development of the three brands afford enormous growth potential within each of the Company's business segments.

   Wholesale. By strengthening and streamlining its department store distribution channels, the Company continues to reinforce the segmentation of its three brands at wholesale, ensuring even greater growth capability for each in the future. This facilitates the broadening of product offerings, which attracts new customers and further enables the Company to address a wider variety of customers' needs domestically and abroad. By combining retail and wholesale merchandising functions, the Company is in a greater position to quickly respond to market changes enabling each wholesale division to deliver appropriate fashions in a more timely and effective manner. This approach has been effective in turning around the women's footwear business in a difficult and challenging environment.

   Consumer Direct. The Company's Consumer Direct segment, which operates full price retail as well as outlet stores, catalogs and e-commerce affords significant growth potential while simultaneously complementing the existing wholesale and licensing businesses. The Company believes that the sales of footwear, handbags and licensed products through its consumer direct channels of distribution increase consumer awareness of the Company's brands, reinforce the Company's image and build brand equity. Wholesale customers in cities with a Kenneth Cole retail presence consistently perform better than those without.

   The Company continues to pursue opportunities to expand its retail store operations. As of December 31, 1999, the Company operated 61 specialty retail and outlet stores as compared with 54 stores as of December 31, 1998. The Company plans to open or expand approximately 8 to 11 stores in 2000, expanding retail square footage by approximately 35% to 40%. This expansion includes outlet stores, which provide opportunities for the Company to sell excess and out-of-season merchandise, thereby reducing the need to sell such merchandise through its regular off-price channels of distribution or to discounters at excessively low prices. To accommodate the Company's diversity of product offerings, larger format stores were introduced in late 1998 and additional locations are being planned for 2000. The Company believes that these larger format stores will generate increased sales and profitability as this new retail model allows for a true-cross section of both Company and licensee products, enabling the Company to present a fairly broad lifestyle offering that the consumer wants to see. In addition, the Company believes that there will be certain economies in several selling and administrative expense areas.

    The Company continues to invest significantly in the enhancement, visual presentation and development of its websites to capitalize on the growth of the Internet and emerging technologies. The Company believes that e-commerce will be an integral contributor in the Company's future as a source of consumer information and as a generator of new revenue. The websites are designed to, among other things, create additional revenues through a new distribution channel, build brand equity, fortify image, increase consumer awareness, improve customer service, promote supporting causes the Company believes is important to its customers and provide entertainment. The Company has strengths in its existing capabilities in customer service, including multiple toll-free telemarketing lines, merchandising, catalog, fulfillment and e-commerce. Accordingly, the Company believes it has a strategic advantage over those just beginning with on-line commerce.

   In  addition  to  seasonal  image  campaigns  via  traditional advertising media, the Internet has enabled the Company to communicate directly with its customers and have its customers communicate directly with the Company. The Company believes this dynamic relationship is invaluable for building customer loyalty. Further, the Company's Internet presence through multiple websites has enabled the creation of a substantial e-mail database by which marketing and customer service regularly interacts with existing and new customers on-line.

  Licensing. The growing strength of the Company's three brands, Kenneth Cole New York, Reaction Kenneth Cole and Unlisted.com, provides opportunities, through licensing agreements, to extend into new product categories and broaden existing distribution channels. Licensed product sales continued to grow and now represent about half of the Company's brand sales at retail. Last year's licensee sales included the roll out of men's sportswear and dress shirts. Most of the existing licensee businesses are still relatively new in their individual product classifications and hold impressive growth potential.

   The Company chooses its licensing partners very carefully, placing great importance on the strength of their sourcing and distribution abilities to ensure the same value and style that Kenneth Cole customers have come to expect. Within these strategic parameters the Company entered into a major multi-brand initiative to launch the Company into the women's apparel market under an exclusive womenswear license agreement with L.C.K.C., LLC, a division of Liz Claiborne, Inc. ("Liz Claiborne Inc."). Under the agreement, Liz Claiborne Inc. will produce the Kenneth Cole New York collection of women's contemporary sportswear for the Fall 2000 season, followed by the launch of a junior line under the Reaction Kenneth Cole brand and the launch of a women's status denim and sportswear line under the Unlisted.com brand in 2001. The Company believes that women's apparel will grow into its largest licensee product classification and will further define and enhance the Company's brands, enabling it to better deliver exactly what the customer is looking for.

   The Company's brands are currently licensed for a range of products consistent with the Company's image (see "Licensing" in Item 1).

Products

   The Company markets its products principally under its Kenneth Cole New York, Reaction Kenneth Cole and Unlisted.com brand names; each are targeted to appeal to different consumers. The Company believes that the Kenneth Cole brand name has developed into a true aspirational lifestyle brand; while having similar designer cache as other international designer brands, it has value credibility most do not.

  Kenneth Cole New York

   Kenneth Cole New York products are generally designed for the fashion conscious consumer and reflect the relaxed urban sophistication that is the hallmark of the Kenneth Cole New York image. The distinctive hip styling of this line has established Kenneth Cole as a fashion authority for sophisticated urban men and women who are seeking a value alternative to other designer brands. As a result of strong brand recognition and reputation for style, quality and value, the Company believes that Kenneth Cole New York has become a core resource for better department and specialty stores, continuing to provide significant growth opportunities. The product offering has evolved from a very trendy line to one with broad appeal, including both fashion forward styling and core basics. The Company continues to leverage the strength of the name through brand extensions (e.g., Kenneth Cole Collection), in-store shops and the licensing of many new product categories.

  Kenneth Cole New York men's footwear, primarily manufactured in Italy, is designed as contemporary, comfortable fashion footwear and is sold to the bridge-designer market at retail price points ranging from $150 to $190. As versatile as it is sophisticated, Kenneth Cole New York men's footwear may be worn to work, for a special occasion or on weekends with casual clothes.

   Kenneth Cole New York women's footwear, primarily manufactured in Italy and Spain, includes sophisticated and elegant dress, casual and special occasion (e.g., bridal) and is sold to the bridge-designer market at retail price points ranging from $130 to $200. Women's footwear is generally constructed with leather soles and linings and fabric uppers.

   Kenneth Cole New York handbags are sleek designer bags offered at affordable prices, generally made of quality leathers and are sold to the bridge-designer market at retail price points ranging from $70 to $295. Certain updated styles offer the customer high fashion day bags, while evening bags make strong sophisticated statements in satins and updated silhouettes.

     Reaction Kenneth Cole

   Reaction Kenneth Cole consists of a variety of product classifications, which address the growing trend toward flexible lifestyle dressing. Originally introduced as a comfort-oriented casual line, Reaction Kenneth Cole now includes more dressy styles. Reaction Kenneth Cole women's footwear is designed for the workplace as well as outside the office, with an emphasis on comfort, contemporary styling and perceived value. It is targeted to compete in the largest single category of footwear sold in department stores, "women's better" casual, and the majority of the line retails in the $70 to $110 price range.
Reaction Kenneth Cole men's footwear combines fashionable and versatile styling with affordable pricing and is positioned in the fastest growing classification in the men's market as consumer preferences lean away from athletic constructed footwear toward regular constructed footwear. This line retails in the $100 to $135 price range.

    Reaction Kenneth Cole handbags are designed to be multifunctional with a contemporary look and are primarily made of non-leather technical fabrications, such as nylon, microfiber and canvas. Reaction Kenneth Cole Reaction handbags, including Essentials, Itemize and the Reactive collections, are one of the fastest growing product classifications and have been created to meet the varying needs of the Company's customers. This line generally retails at price points ranging from $25 to $90.

    Reaction Kenneth Cole children's footwear, primarily manufactured in Brazil, includes dress and casual footwear sold at price points ranging from $45 to $75 and is targeted to boys and girls ages 5 to 16 who are making more of their own fashion choices than ever before. The Company believes that the expansion into children's footwear is a natural extension of its footwear business and, by utilizing takedowns of successful performers of existing men's and women's styles, greatly enhances the likelihood of product performance.

   Unlisted.com

   Unlisted.com products are designed and targeted to the younger trendier consumer market, the country's largest consumer base of fashion merchandise. The Unlisted.com brand was developed to expand the Company's sales into a younger more moderately priced business and includes approximately 50 styles of women's casual and dress shoes and approximately 70 styles of handbags per season.

   Unlisted.com footwear provides the junior consumer with a wide selection of footwear with contemporary styling and quality at affordable prices. Unlisted.com women's footwear includes not only fashion styles, but also evening styles, basic pumps and loafers that generally retail at price points ranging from $30 to $65. In the first quarter of 1999, the Company launched Unlisted.com men's footwear and is exploring distribution channels and licensing agreements to further expand this brand. The line includes casual and evening assortments with a variety of fashion styles to compliment the selection of approximately 50 styles per season. The shoes range at retail price points from $60 to $90.

   Unlisted.com handbags are designed for the younger price-conscious trend-driven consumer and consist of trendy bags in vinyl, straw and other exciting fabrications. Unlisted.com handbags generally retail at price points ranging from $20 to $50.

Business Segments

    The Company primarily distributes its products through Wholesale and its own Consumer Direct distribution channels. During the periods presented below, the percentage of net revenues contributed by the Company's business segments were as follows:

                                                Year Ended
                                                December 31,
                                        1999       1998     1997
                                       ------     ------   ------
                     Wholesale           60%        66%      71%
                     Consumer Direct     35         30       26
                     Licensing            5          4        3
                                       ------     ------   ------
                     Total              100%       100%     100%
                                       ======     ======   ======



Wholesale Operations

   The Company strives to provide affordable fashion footwear, handbags and accessories with consistent marketing and management support to its wholesale customers. The Company provides this support by producing strong image driven advertising, offering creative quality products and maintaining adequate inventory levels of new products as well as products included in the Company's open stock program. The Company employs independent wholesale agents as well as corporate account specialists to sell its products and to manage its relationships with its wholesale customers, including analyzing and monitoring their selling information.

   The Company's products are distributed in more than 1,200 wholesale accounts for sale in more than 3,700 store locations in the United States. The Company markets its branded products to major department stores and chains, such as the department store
divisions   of  Dayton  Hudson  Corporation,  Dillard  Department
Stores, Inc., Federated Department Stores (including Macy's, Bloomingdales, and Burdines), and upscale specialty retailers, including Saks Fifth Avenue and Nordstrom, Inc. In addition, the Company sells out-of-season branded products and overruns through the Company's outlet stores and to off-price retailers. The Company also sells its products, directly or through distributors, to wholesale customers in Canada, Hong Kong, Japan, Taiwan, the Philippines and Singapore.

  The Company markets its product lines and introduces new styles at separate industry-wide footwear and handbag tradeshows that occur several times throughout the year in New York, Las Vegas and at various regional shows. These shows also afford the Company the opportunity to assess preliminary demand for its products. After each show, the Company's wholesale agents and corporate account specialists visit customers to review the Company's product lines and to secure purchase commitments. The
Company's products also are displayed at separate handbag and footwear showrooms in New York.

  Private Label

   The Company also designs, develops and sources private label footwear and handbags for selected retailers. These private label customers include major retailers that do not purchase the Company's brands. The Company's private label business requires minimal overhead and capital because the Company does not incur any costs related to importing, shipping or warehousing of inventory, all of which are borne by the customer.

Consumer Direct Operations

   Retail Operations

   The Company continues to pursue several opportunities to enhance and expand its retail operations. At December 31, 1999, the Company operated 41 specialty retail stores and 20 outlet stores under the Kenneth Cole New York name.

   The Company's retail stores are operated to develop consumer recognition of its brand names, to provide a showcase for Kenneth Cole branded products marketed by the Company and its licensees and to enhance the Company's overall profitability. The Company believes that these stores complement its wholesale business by building brand awareness. In addition, Kenneth Cole retail stores enable the Company to reach consumers who prefer the environment of a specialty store. In addition to its Kenneth Cole stores, the Company plans on testing its first Reaction stand-alone store in New York City during the second half of 2000. Approximately 20% to 25% of the Company's retail store products are sourced exclusively for such stores which differentiate the product mix of its stores from that of its wholesale customers. The Company opened three retail stores in 1999, and plans to open or expand five to seven new stores in 2000.

   At December 31, 1999, the Company operated 20 outlet stores. The Company establishes its outlet stores to enable it to sell a portion of its excess wholesale, retail and catalog inventory in a manner which it believes does not have an adverse impact on its wholesale customers and the Company's retail operations. The Company generally does not make a style available in its outlet stores or to off-price retailers until wholesale customers have taken their first markdown on that style. The Company anticipates that it will require additional outlet stores as higher levels of sales are achieved and additional retail stores are opened. The Company opened four outlet stores and plans to open or expand three or four stores in 2000.

   The  success  of  the Company's new and existing  stores  will depend on various factors, including general economic and business conditions affecting consumer spending, the acceptance by consumers of the Company's retail concept, the ability of the Company to successfully manage such expansion, hire and train personnel, the availability of desirable locations, the negotiation of acceptable lease terms for new locations and the expansion of the Company's management information systems to support the growth of its retail operations. The Company believes that its retail stores, further enhance its image, and represent an opportunity for revenue and earnings growth.

       Catalog, Website and Customer Service

   The Company produces consumer catalogs that feature a variety of Kenneth Cole New York and Reaction Kenneth Cole branded products. Catalog order-taking and fulfillment of accessories and apparel is performed by a third party service located in Virginia. In 1999, the Company began performing fulfillment of footwear and handbags from its distribution center in New Jersey and plans to perform fulfillment of all products in 2000.

    The Company maintains a website to provide information regarding the Company and its products, as well as to develop a profitable e-commerce business. In 1999, the Company relaunched its improved e-commerce site Kennethcole.com, and launched Unlisted.com, a marketing site without e-commerce, targeting younger Generation Y (age 12 to 24) consumers. The Company plans to continue to invest in the internet and emerging technologies and believes that based on its existing merchandising, fulfillment and marketing capabilities, it is well positioned to deliver an on-line commerce solution with nonpareil customer service. The Company also maintains two toll-free telephone numbers (1-800-KEN-COLE and 1-800-UNLISTED) which provide customer service and answer product-related questions.

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

   Licensees range from small to medium size manufacturers to companies that are among the industry leaders in their respective product categories. The Company selects licensees that it believes can produce and service quality fashion products consistent with the Kenneth Cole New York, Reaction Kenneth Cole and Unlisted.com brand images. The Company communicates its design ideas and coordinates all marketing efforts with its licensees. The Company generally grants licenses for three to five years with renewal options, limits licensees to certain territorial rights, and retains the right to terminate the license if certain specified sales levels are not attained. Each license provides the Company with the right to review, inspect and approve all product designs and quality and approve as any use of its trademarks in packaging, advertising and marketing.

  In 1999, the Company captured significant shelf space in better department stores for its men's apparel collection as it further rolled out tailored clothing, men's sportswear and dress shirts. This was an important step in further defining Kenneth Cole as a premier lifestyle brand as its distinctive image is consistently developed across an expanding number of products, brands and markets. Through its licensing agreement with industry expert Liz Claiborne Inc., the Company will be launching Kenneth Cole women's sportswear in Fall 2000. This highly anticipated debut into womens fashion will be followed by the launch of Reaction Kenneth Cole in Spring 2001, followed by Unlisted.com in Fall 2001. The Company believes the addition of womenswear will further define and differentiate its brands, enabling the Company to better meet its customer's needs.

The following table summarizes the Company's licensed product categories:

                                   Kenneth Cole   Reaction
Product Category                     New York   Kenneth Cole  Unlisted.com

Men's Tailored Clothing                 X
Men's Sportswear                        X            X
Men's Neckwear                          X            X
Men's Underwear, Robes, Loungewear      X            X
Men's Dress Shirts                      X            X
Men's Hosiery                           X            X
Men's Leather & Fabric Outerwear        X            X
Men's Small Leather Goods               X            X            X
Men's Belts                             X            X            X
Women's Sportswear                      X            X            X
Women's Small Leather Goods             X            X            X
Women's Leather & Fabric Outerwear      X            X
Men's/Women's Scarves & Wraps           X            X
Men's/Women's Hats & Gloves             X            X
Men's/Women's Jewelry                   X
Men's/Women's Watches                   X            X
Men's/Women's Optical Frames            X            X
Men's/Women's Luggage/Briefcases        X            X            X
Men's/Women's Sunglasses                X            X            X
Kid's Leather Outerwear                              X            X
Kid's Belts                                          X            X
Kid's Legwear                                        X            X
Kid's Sunglasses                                     X            X

   All of the Company's licensees are required to contribute to the Company a percentage of their net sales of licensed product, subject to minimum amounts, for the ongoing marketing of the Kenneth Cole brands.

International

    The Company sells its products, directly or through distributors, to wholesale customers in Canada, Hong Kong, Japan, Taiwan, the Philippines and Singapore. The Company plans to continue to expand its international licensing and wholesale distribution programs as a means of developing global brand recognition and creating additional wholesale markets for its products. The Company also operates one retail store in the Netherlands.

   The Company has a licensing agreement with Dickson Concepts, Ltd. ("Dickson") to retail Kenneth Cole New York and Reaction Kenneth Cole branded products throughout Hong Kong, Taiwan and Singapore through free standing Kenneth Cole retail stores, leased departments and shop-in-shops. Dickson currently operates nine free standing Kenneth Cole stores throughout the region and for the first time is placing men's sportswear in its Hong Kong and Singapore locations for the Spring 2000 season. During 1998, the Company entered into an agreement to sell the Company's branded products throughout the Philippines through leased departments and shop-in-shops. In 1999 the first free standing retail store was opened in Manila. The international stores' format and product mix are consistent with that of the Company's Kenneth Cole New York domestic retail stores. In connection with the Company's business strategy of enhancing and expanding its international operations, the Company is considering other licensing and distribution opportunities.

   The Company, through license agreements, sells most product classifications in Canada. In 1999, the Company entered into an agreement to distribute Reaction Kenneth Cole sportswear, tailored clothing and dress shirts for launch in Fall 2000.

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

    The Company attempts to limit the concentration of manufacturing with any one manufacturer. However, approximately 58% and 46% of the dollar value of total handbag purchases by the Company were produced by one manufacturer through many different factories in China in 1999 and 1998, respectively. In addition, 43% and 58% of men's footwear was produced by one manufacturer utilizing several different factories in Italy in 1999 and 1998, respectively. These manufacturers, however, subcontract a significant portion of such purchases to ensure the consistent and timely delivery of quality products. The Company is the largest customer of these manufacturers and has established long-standing relationships with them. While the Company believes it has alternative manufacturing sources available to meet its current and future production requirements, there can be no assurance that, in the event the Company is required to change from current manufacturers, alternative suppliers will be available on terms comparable to the Company's existing arrangements.

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

Advertising and Marketing

   The Company believes that advertising to promote and enhance the Kenneth Cole New York and Reaction Kenneth Cole brands is an intricate part of its long-term growth strategy. The Company believes that its advertising campaigns, which have brought it national recognition for their timely focus on current events and social issues, have resulted in increased sales and consumer awareness of its branded products. The Company's advertising appears in magazines such as Vogue, Vanity Fair, Details, GQ, Glamour and Marie Claire, newspapers, and outdoor and electronic advertising media. All of the Company's licensees are required to contribute to the Company a percentage of their net sales of licensed product, subject to minimums, for the advertising and promotion of the Kenneth Cole trademark. In addition, personal appearances by Kenneth D. Cole have been utilized to further enhance the Company's image.

   The Company utilizes in-house advertising and public relations staff for all media placement, which includes approval of all advertising campaigns from its licensees. By retaining control over its advertising and marketing programs, the Company is able to maintain the integrity of its brands while realizing substantial cost savings when compared to outsourcing.

   In order to continue to strengthen brand awareness of its products and increase sales, the Company is actively involved in the development, marketing and merchandising programs for its customers. As part of this effort, the Company utilizes cooperative advertising programs, sales promotions and produces consumer catalogs which feature a variety of Kenneth Cole New York and Reaction Kenneth Cole branded products marketed by the Company and its licensees. In addition, the Company has, on a limited basis, worked with customers to develop distinctive catalogs that market the Company's products and to develop point of sale displays. Because all this work is done internally, there is a singular focus, a strong synergy and a consistency in all communications.

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

Distribution

    To facilitate distribution, the Company's products are inspected, bar coded, packed and shipped from manufacturers by ocean or air to either the Company's distribution facilities located in Secaucus, New Jersey or a public warehouse located in California. The Company utilizes fully integrated information systems and bar code technology to facilitate the receipt, processing and distribution of product through both distribution facilities. The products are then shipped to the Company's wholesale customers either in bulk or under its open stock program. The Company's open stock program allows its wholesale customers to reorder, typically via electronic data interchange ("EDI"), core basic styles in a range of colors and sizes for immediate shipment. While the open stock program requires an increased investment in inventories, the Company believes this program is an important service for its wholesale customers by allowing them to manage inventory levels more effectively. The Company believes that affording customers improved flexibility in ordering specific SKUs in smaller quantities will ultimately reduce the incidence of markdowns and allowances.

Management Information Systems

  The Company believes that sophisticated information systems are essential to the Company's ability to maintain its competitive position and to support continued growth. The Company's management information systems were designed to provide, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution and marketing aspects of the Company's business. During 1999 the Company replaced its wholesale distribution and financial systems with newer technologically advanced systems that offer greater functionality and enhanced reporting. These new systems are Year 2000 compliant and were implemented prior to any impact on the current operating system. The Company also utilizes an EDI system which provides a computer link between the Company and many of its wholesale customers that enables the Company to receive on-line orders and to accumulate sales information on its products. The Company's EDI system also improves the efficiency of responding to customer needs and allows both the customer and the Company to monitor purchases, shipments and invoicing. In its retail stores, the Company uses point-of-sale registers to capture sales data and track inventories.

   The Company regularly evaluates the adequacy of its management information systems and upgrades such systems to support its growth. However, the Company's failure to continue to upgrade its management information systems necessary to support growth or expansion, which could arise either with its internal systems or systems of its third parties, could have a material adverse effect on the Company's financial condition and its results of operations (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Trademarks

   The Company, through its wholly-owned subsidiary, K.C.P.L., Inc., owns federal registrations for its principal trademarks Kenneth Cole, Kenneth Cole New York, Kenneth Cole Reaction, Reaction, Kenneth Cole Collection and Unlisted as well as several other ancillary and derivative trademarks. Each of the federal registrations is currently in full force and effect and is not the subject of any legal proceedings. In addition, the Company has several pending federal applications in the United States Patent and Trademark office for trademarks and service marks, including Reaction Kenneth Cole, Unlisted.com and several ancillary trademarks. Moreover, the Company continues to expand its current international registrations in numerous countries in Asia, South America, the Middle East and Europe. The Company regards its trademarks and other proprietary rights as valuable assets in the marketing and distribution of its products, and fully intends to maintain, renew and protect the registrations, as well as vigorously defend all trademarks against infringements.

Competition

   Competition in the footwear and handbags industries is intense and is subject to rapidly changing consumer demands. The Company competes with numerous designers, brands and manufacturers of footwear, handbags, apparel and accessories, some of which may be larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than the Company. The Company also competes for the limited shelf-space available for the display of its products to the consumer and the Company's licensed apparel and accessories also compete with a substantial number of designer and non-designer brands. Moreover, the general availability of contract manufacturing capacity allows access by new market entrants. The Company believes the success of its business depends on its ability to stimulate and respond to changing consumer preferences by producing innovative and attractive products, brands and marketing, while remaining competitive in quality and price.

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

  A significant portion of the Company's products is manufactured in and imported from China. The Company's operations and its ability to import products from China at current tariff levels could be materially and adversely affected if the ''most favored nation'' status granted to China by the United States government for trade and tariff purposes is terminated. As a result of such status, products imported by the Company from China currently receive the lower tariff rates made available to most of the United States' major trading partners. While China has been granted "most favored nation" status in every year since 1979, there can be no assurance that the United States will continue to grant China "most favored nation" status in the future. In the event that such status is not renewed in future years, tariff levels on imports from China could rise significantly and could have a material adverse effect on the Company's results of operations. However, the Company believes that it would be able to shift production of certain goods to other countries on a cost effective basis and to continue to produce in China those goods subject to lower tariff rates.

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

Customers

   The Company's department store customers include major United States retailers, certain of which are under common ownership. In 1999 and 1998, the Company had no customer or group under common ownership account for more than 10% of sales. The Company's ten largest customers represented 40.1% and 44.5% of the Company's net sales for the years ended December 31, 1999 and 1998, respectively. While the Company believes that purchasing decisions have generally been made independently by each division within a department store group, there is a trend among department store groups toward centralized purchasing decisions of their divisions.

Backlog

   The Company had unfilled wholesale customer orders of $69.8 million and $50.3 million, at March 27, 2000 and March 26, 1999 respectively. The Company's backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks, and wholesale customer purchases of its core basic products through the Company's open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

Employees

   At December 31, 1999, the Company had approximately 1200 employees, 140 of whom are covered under a collective bargaining agreement with a local affiliate of the International Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union. The Company considers its relationships with its employees to be satisfactory. The collective bargaining agreement expires in April 2000. While the Company believes it will be able to renew the agreement with similar terms and conditions, there can be no assurance a new agreement will be reached and that failure to reach a new collective bargaining agreement can have a material effect on the Company.

Directors and Executive Officers

Name               Age  Present Position

Kenneth D. Cole    46   President and  Chief  Executive Officer
Paul Blum          40   Executive Vice President and Chief Operating Officer
Stanley A. Mayer   52   Executive Vice President and  Chief Financial Officer
Harry Kubetz       46   Senior Vice President
Susan Hudson       40   Senior Vice President
Robert Grayson     55   Director
Denis F. Kelly     50   Director
Jeffrey G. Lynn    50   Director
Philip B. Miller   62   Director

  Kenneth D. Cole has served as the Company's President and Chief Executive Officer since its inception in 1982. Mr. Cole was a founder, and from 1976 through 1982, a senior executive of El Greco, Inc., a shoe manufacturing and design company which manufactured Candie's women's shoes. Mr. Cole is on the Boards of Directors of the American Foundation for AIDS Research
(''AmFAR'') and H.E.L.P., a New York agency that provides temporary housing for the homeless. In addition, Mr. Cole is a Director and President of each of the wholly-owned subsidiaries of the Company.

   Paul Blum has served as Chief Operating Officer since February 1998. Prior he served as Executive Vice President of the Company since May 1996 and as Senior Vice President from August 1992 until May 1996. Mr. Blum joined the Company in 1990. From 1982 until 1990, Mr. Blum served as Vice President and was a principal shareholder of The Blum Co., a fashion accessory firm, the assets of which were purchased in 1990 by the Company.

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

    Susan  Q.  Hudson  has  served as  Senior  Vice  President  -
Wholesale since February 1998. Prior, Ms. Hudson served as Divisional President - Men's Footwear since 1996 and as Vice President in charge of men's footwear since 1990. Prior to joining the Company, Ms. Hudson was at LA Gear, where she served as Regional Sales Manager.

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

   Philip B. Miller was appointed to serve on the Company's Board of Directors on March 23, 2000. Mr. Miller is Chairman of Saks Fifth Avenue, an upscale specialty retailer, and serves as Co-Chairman of Saks Direct, a subsidiary comprising e-commerce and direct mail businesses. Mr. Miller served as Chairman and Chief Executive Officer at Saks Fifth Avenue from 1993 to January 2000. Mr. Miller was formerly Chairman and Chief Executive Officer at Marshall Fields, joining that company in 1983 from Neiman Marcus, where he had been President since 1977. Mr. Miller serves as Senior Vice Chairman of the Board of Directors of The Lighthouse and also serves on the Board of Directors of Saks Incorporated, the Metropolitan Opera Guild of New York and the New York Botanical Gardens.

Item 2.   Properties

   The  Company's executive offices and showrooms are located  at
152  West  57th  Street, New York, N.Y., and occupy approximately
30,000  square feet under leases that expire between  April  2000 and December 31, 2006.

    The Company's administrative offices and distribution facilities are located in Secaucus, New Jersey under leases that expire in June, 2002. The main facility comprises 244,000 square feet, of which, approximately 30,000 square feet is used for administrative offices. In March 2000, the Company leased an additional 77,000 square feet to expand its current distribution capacity. The lease expires simultaneously with the other distribution facility located in Secaucus, New Jersey. In addition to these two leases, the Company also leases a 23,500 square foot facility in Secaucus used for outlet store space as well as an additional distribution warehousing facility. The Company also utilizes a public warehouse on the west coast and has technical and administrative offices in Florence, Italy and Hong Kong. The Company does not own or operate any manufacturing facilities.

   The Company leases space for all of its 41 full price retail stores (aggregating approximately 110,000 square feet) and 20 outlet stores (aggregating approximately 63,000 square feet). Generally, the leases provide for an initial term of five to ten years, with renewal options permitting the Company to extend the term thereafter.

   In December 1998, the Company entered into a 15-year lease, which over a period of two to five years, will provide the Company with approximately 126,000 square feet of office space, enabling it to relocate its corporate headquarters to a larger location in New York City and consolidate various satellite office space. The Company is currently renovating portions of the facility for the initial phase of relocation expected in mid-2000.

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

Item 4.   Submission of Matters to a Vote of Security Holders

  None.

                             PART II

Item  5.    Market  for  Registrant's Common Equity  and  Related
Shareholder Matters

   The Company's Class A Common Stock is listed and traded (trading symbol KCP) on the New York Stock Exchange ("NYSE"). On March 27, 2000 the closing sale price for the Class A Common Stock was $60.25. The following table sets forth the high and low sale prices for the Class A Common Stock for each quarterly period for 1998 and 1999 (adjusted to give effect to the Company's three-for-two Common Stock split on March 6, 2000), as reported on the NYSE Composite Tape:


     1998:                         High      Low

First Quarter                      14.92     10.29
Second Quarter                     17.83     12.79
Third Quarter                      17.63      8.63
Fourth Quarter                     14.25      9.25


     1999:                         High      Low

First Quarter                      17.58     12.21
Second Quarter                     22.67     17.33
Third Quarter                      25.29     18.58
Fourth Quarter                     33.00     23.71

   The  number  of shareholders of record of the Class  A  Common
Stock on March 27, 2000 was 50.

   There are three holders of record of Class B Common Stock and 5,785,390 shares of Class B Common Stock are issued and outstanding. As a result of an insufficient number of additional authorized shares of Class B Common Stock required to be issued in order to effectuate the Company's three-for-two stock split, on March 6, 2000 the holders of record of Class B Common Stock were issued 28,927 shares of Series A Convertible Preferred stock in lieu of shares of Class B Common Stock. Upon shareholder approval, the shares of Series A Convertible Preferred Stock will automatically convert to 2,892,700 shares of Class B Common stock that should have been issued pursuant to the Company's stock split. There is no established public trading market for the Company's Series A Convertible Preferred Stock or Class B Common Stock.

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

Item 6.   Selected Financial Data

  The following selected financial data has been derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7. All earnings per share and shares outstanding amounts have been adjusted to give effect to the Company's three-for-two Common Stock split on March 6, 2000.

                                       Year Ended December 31,
                               1999      1998       1997       1996     1995
                                 (dollars in thousands, except share data)
Income Statement Data:
Net sales                   $295,353   $219,781   $185,278   $148,258  $113,828
Licensing revenue             14,955      8,357      6,028      3,575     1,855
Net revenue                  310,308    228,138    191,306    151,833   115,683
Cost of goods sold           168,856    129,403    112,183     86,919    67,382
Gross profit                 141,452     98,735     79,123     64,914    48,301
Selling and general
 administrative expenses(1)  100,836     72,145     58,330     44,354    31,957

Operating income              40,616     26,590     20,793     20,560    16,344
Interest income(expenese),net  1,280        404       (202)       (22)       30
Income before provision for
 income taxes                 41,896     26,994     20,591     20,538    16,374
Provision for income taxes    16,968     10,663      8,189      8,251     6,550
Net income                    24,928     16,331     12,402     12,287     9,824
Earnings per share:
 Basic                         $1.24       $.82       $.63       $.62      $.50
 Diluted                       $1.18       $.80       $.61       $.60      $.48
Weighted average shares outstanding:
 Basic                    20,102,000 19,833,000 19,743,000 19,664,000 19,532,000
 Diluted                  21,059,000 20,456,000 20,408,000 20,367,000 20,274,000

                                  At December 31,
                             1999     1998     1997     1996     1995
Balance Sheet Data:
Working capital            $106,057  $56,644  $46,949  $37,023  $27,309
Total assets                176,859   96,680   77,528   65,255   43,307
Total debt,including
 current maturities             758      927        0      489      102
Total shareholders' equity  125,331   73,689   59,740   46,599   33,489

   (1)  Includes shipping and warehousing expenses.

   Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto that appear elsewhere in this Annual Report.

Results of Operations

   The following table sets forth certain operating data of the Company as a percentage of net revenues for the periods indicated below:

                                              Year Ended December 31,
                                                 1999   1998   1997
Net sales                                        95.2%  96.3%  96.8%
Licensing revenue                                 4.8    3.7    3.2
                                                --------------------
Net revenues                                    100.0  100.0  100.0
Cost of goods sold                               54.4   56.7   58.6
                                                --------------------
Gross profit                                     45.6   43.3   41.4
Selling, general and administrative expenses     32.5   31.6   30.5
Operating income                                 13.1   11.7   10.9
Income before provision for income taxes         13.5   11.9   10.8
Provision for income taxes                        5.5    4.7    4.3
                                                --------------------
Net income                                        8.0%   7.2%   6.5%
                                                ====================

Year  Ended  December  31,1999 Compared to  Year  Ended  December
  31,1998
   Net revenues increased to $310.3 million in 1999 compared to $228.1 million in 1998, an increase of 36.0%. This increase is due to increases in each of the Company's business segments: wholesale, consumer direct and licensing.

   Wholesale net sales (including sales to its consumer direct business segment) increased $39.0 million or 22.9% to $209.1 million in 1999 from $170.1 million in 1998. This increase is primarily attributable to an increase in sales of men's and ladies branded footwear. The overall increase is due to increased sales to new and existing customers due to increased brand awareness and continued growing consumer demand of Kenneth Cole New York as a premier lifestyle brand. The Company believes its advertising campaigns, marketing efforts, website, catalogs and growing retail presence, combined with the marketing efforts of its licensees, continue to be significant factors in increasing consumer demand and the strengthening of its three distinct brands, Kenneth Cole New York, Reaction Kenneth Cole and Unlisted.com across all product classifications.

   Net sales in the Company's Consumer Direct segment increased $41.4 million or 60.6% to $109.8 million in 1999 from $68.4 million in 1998. The increase in the number of stores, as well as a comparable stores sales increase of approximately 20% contributed to the increase in net sales. Of the total increase, $12.4 million was attributable to the comparable store sales increase, and $29.0 million was attributable to that portion of 1999 sales of stores not open for all of 1998 and new stores in 1999. The Company believes that the retail stores convey the Company's image and seamlessly showcase both Company and licensee products, and that this comprehensive presentation reinforces the lifestyle brand, thus increasing consumer demand, not only in the retail stores but also across all channels of distribution.

  Licensing revenue increased 79.0% to $15.0 million in 1999 from $8.4 million in 1998. The increase reflects incremental revenues from sales from existing licensees. The most significant increases, however, were due to the roll out of recently introduced men's apparel product classifications including dress shirts, sportswear and tailored clothing. The Company believes its recent entry into men's apparel and the upcoming highly anticipated debut into women's sportswear comes at an opportune time as consumers look toward brands they know and feel comfortable with. The Company believes the synergies from its efforts to reinforce its brand identities through greater marketing efforts, by itself and its licensees across all product categories, will continue to propel licensee sales.

  Gross profit as a percentage of net revenues increased to 45.6% in 1999 from 43.3% in 1998. This increase is due to an increase in the proportion of revenue from the retail and licensing divisions, each of which produces higher margins than the Company's consolidated gross profit percentage. Sales from the Consumer Direct segment were 35.4% of consolidated net revenue in 1999 compared with 30.0% in 1998. Licensing revenue, which has no associated cost of goods sold, increased as a percentage of net revenues to 4.8% in 1999 from 3.7% in 1998. The Company's wholesale gross profit increased across all brands in men's footwear, handbags and ladies footwear which also experienced an improvement in its sell through at retail.

  Selling, general and administrative expenses, including shipping and warehousing, increased 39.8% to $100.8 million (or 32.5% of net revenues) in 1999 from $72.1 million (or 31.6% of net revenues) in 1998. The increase was primarily attributable to investment in organizational infrastructure to support growth, marketing and public relations expenditures to build the Company's brands, hiring of personnel and the expansion of the Company's Consumer Direct operations. Included in SG&A expenses in 1999 was approximately $3.0 million, or 1% of sales, in internet and year 2000 related costs. The increase in SG&A as a percentage of net revenue is due to the increased level of spending on the internet and information systems and expansion of the Company's retail and outlet stores, which operate at a higher cost structure than its Wholesale operations.

  Interest income increased to $1.3 million in 1999 from $0.4 million last year. The increase is primarily due to higher average cash levels due to improved cash flows and the receipt of $29.0 million in proceeds from selling stock to Liz Claiborne Inc. as part of the womenswear licensing agreement.

   As a result of the foregoing, operating income increased 52.7%
in  1999  to  $40.6  million (13.1% of net  revenue)  from  $26.6 million (11.7% of net revenue) in 1998.

Year  Ended  December  31,1998 Compared to  Year  Ended  December
  31,1997
   Consolidated net revenues were $228.1 million in 1998 compared to $191.3 million in 1997, an increase of 19.3%. This improvement is principally due to volume increases in each of the Company's business segments: wholesale, consumer direct and licensing.

   Wholesale net sales (including sales to its consumer direct business segment) increased $20.1 million or 13.4% to $170.1 million in 1998 from $150.0 million in 1997. This increase is primarily attributable to an increase in sales of men's footwear, an increase in handbag sales, an increase in sales of private label products, and sales of children's footwear, which was a new product classification introduced at the end of 1997, partially offset by a reduction in sales of women's footwear due to an extremely challenging women's footwear retail environment. The overall increase is due to increased sales to new and existing customers due to increased brand awareness and continued growing consumer acceptance of Kenneth Cole New York as a premier lifestyle brand. The Company believes its advertising campaigns, marketing efforts, website, catalogs and growing retail presence, combined with the marketing efforts of its licensees, continue to be significant factors in increasing consumer demand and the strengthening of its three distinct brands, Kenneth Cole New York, Kenneth Cole Reaction and Unlisted across all product classifications.

   Net sales in the Company's Consumer Direct segment increased $18.4 million or 36.8% to $68.4 million in 1998 from $50.0 million in 1997. The increase in the number of stores, as well as a comparable stores sales increase of 13.5% contributed to the increase in net sales. Of the total increase, $6.7 million was attributable to the comparable store sales increase, and $11.7 million was attributable to that portion of 1998 sales of stores not opened for all of 1997 and new stores in 1998. The Company believes that the retail stores convey the image of the Company and seamlessly showcase both Company and licensee products, and that this comprehensive presentation reinforces the lifestyle brand, thus increasing consumer demand, not only in the retail stores but also across all channels of distribution.

   Licensing revenue increased 38.6% to $8.4 million in 1998 from $6.0 million in 1997, and sales of licensee product represented approximately half of the total brand sales at retail. The increase primarily reflects incremental revenues from sales from existing licensees. The Company believes its recent entry into men's apparel comes at an opportune time as consumers look toward brands they know and feel comfortable with. During 1998, the Company continued its roll out of men's tailored clothing, launched Kenneth Cole men's sportswear and dress shirts, and prepared for its early 1999 launch of loungewear. The Company believes the synergies from its efforts to reinforce its brand identities through greater marketing efforts, by itself and its licensees across all product categories, will continue to propel licensee sales.

   Consolidated gross profit as a percentage of net revenues increased to 43.3% in 1998 from 41.4% in 1997. The Company's wholesale gross profit, excluding gross profit on sales to the Consumer Direct segment, increased 18.9% to $51.6 million in 1998 from $43.4 million in 1997. Wholesale gross profit as a percentage of net wholesale revenues increased substantially as a result of increased sales of men's footwear, which have the highest gross profit percentages within Wholesale product categories, and better margins on sales of women's footwear, compared to 1997 when the Company disposed of, at significant discounts, excess Spring 1997 merchandise. The increase in sales of men's footwear was partially attributable to improved fulfillment of customer orders due to the enhancement of the
Company's  open  stock  inventory  program  combined   with   EDI
replenishment.

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

Liquidity and Capital Resources

  The Company's capital requirements are generated primarily from working capital needs and the continued growth of the business. These include the purchase of wholesale and retail inventories in anticipation of increased wholesale sales and new store openings and capital expenditures related to the expansion, renovation and construction of retail and outlet stores. During 2000, the Company will incur significant capital expenditures in connection with relocating its executive offices and showrooms within New York City. The Company primarily relies upon internally generated cash flows from operations to finance its operations and growth however it also has the ability to borrow up to $25.0 million under its line of credit facility. Cash flows may vary from time to time as a result of seasonal requirements of inventory, the Company's open stock inventory program which requires increased inventory levels and the level of accounts receivable and payable balances. At December 31, 1999, working capital was $106.1 million compared to $56.6 million at December 31, 1998.

  Net cash provided by operating activities increased to $40.3 million in 1999 from $14.3 million in 1998. This increase was primarily attributable to higher earnings and timing of payables offset by increased inventory levels required to support sales growth in footwear and for the initial inventory requirements of the new retail and outlet stores.

  Net cash used in investing activities was $8.5 million in 1999 compared to $5.8 million in 1998. This increase reflects an increase in capital expenditures primarily for new retail store openings.

Net cash provided by financing activities was $25.6 million in 1999. Net cash used in financing activities was $3.5 million in 1998. The changes in net cash provided by financing activities principally reflect the issuance of 1,500,000 shares to Liz Claiborne Inc. at the market price of $19.33 per share in conjunction with the signing of the license agreement for womenswear offset by the amounts expended in the Company's stock repurchase program. As of March 27, 2000, the Company had purchased 1,020,000 shares of the 2,250,000 shares authorized under its stock repurchase program.

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

   The Company currently has a line of credit, as amended, under which up to $25.0 million is available to finance working capital requirements and letters of credit to finance the Company's inventory purchases. Borrowings available under the line of credit are determined by a specified percentage of eligible accounts receivable and inventories and bear interest at (i) the higher of The Bank of New York's prime lending rate or the Federal Funds rate plus 0.5% at the date of borrowing or (ii) a negotiated rate. In connection with the line of credit, the Company has agreed to eliminate all the outstanding borrowings under the facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain receivables of the Company. The Company has no outstanding advances under this line of credit, however amounts available under the line were reduced by $3.0 million to $22.0 million for open letters of credit.

  Capital expenditures were approximately $8.5 million, $5.8 million and $4.8 million for 1999, 1998 and 1997, respectively. Expenditures on furniture, fixtures and leasehold improvements for new retail store openings and expansions were $6.7 million, $4.9 million and $3.3 million in 1999, 1998 and 1997, respectively. The remaining expenditures were primarily for leasehold improvements, information systems and equipment for the company's offices and warehouses. During 2000, the Company anticipates opening or expanding approximately 8 to 11 retail and outlet stores that will require aggregate capital expenditures of approximately $12.0 million. The Company also expects to spend approximately $6.0 million for the initial inventory requirements of these new stores. These requirements include the opening of the Company's New York City and Seattle, Washington larger format retail stores to showcase the Company's products and image.

   The Company also anticipates that it will require increased capital expenditures to support its continued growth including an increase in its office and warehouse space and enhancements to its information systems and website development.

   In December 1998, the Company entered into a 15-year lease which, over a period of three to five years, will provide the Company with approximately 126,000 square feet of office space, enabling it to relocate its corporate headquarters to a larger location in New York City and consolidate various satellite office space. The Company commenced renovations and expects to begin its relocation in mid-2000. Currently, the Company expects to incur capital expenditures of approximately $10 to $15 million over the next two to three years.

   The Company believes that it will be able to satisfy its cash requirements for 1999, including requirements for its retail expansion, new corporate office space and information systems improvements, primarily with cash flow from operations, supplemented by borrowings under its line of credit.

Year 2000

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its replacement, remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $1.0 million during 1999 in connection with preparing for year 2000. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its information systems and those of its suppliers and vendors throughout the year 2000 to ensure any latent Year 2000 issues that may arise are addressed promptly.

Exchange Rates

  The Company routinely enters into forward exchange contracts for its future purchases of inventory denominated in foreign currencies, primarily the Italian Lira and Spanish Peseta. At December 31, 1999, forward exchange contracts totaling $10.5 million were outstanding with settlement dates ranging from
January 2000 through May 2000. Gains and losses on forward exchange contracts are deferred and accounted for as part of the purchase price of imported merchandise. At December 31, 1999, the unrealized loss on these forward contracts is approximately $272,000. The Company expects to continue to routinely enter into additional foreign exchange contracts throughout the year. While the Company believes that its current procedures with respect to the reduction of risk associated with currency exchange rate fluctuations is adequate, there can be no assurance that such fluctuations will not have a material adverse effect on the results of operations of the Company in the future.

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

Item  7A.  Quantitative and Qualitative Disclosures about  Market
Risk

   The  Company  does not believe it has a material  exposure  to
market  risk.   The  Company  is primarily  exposed  to  currency
exchange rate risks with respect to its inventory transactions denominated in Italian Lira and Spanish Pesetas, both of which have been converted to the Euro effective January 1, 1999. Business activities in various currencies expose the company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing foreign exchange contracts. The Company does not enter into foreign currency transactions for speculative purposes. At December 31, 1999, the Company had forward exchange contracts totaling $10.5 million with an unrealized loss of approximately $272,000. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. A two or less percentage point increase in interest rates affecting the Company's credit facility would not have had a material effect on the Company's 1999 and 1998 net income.

Item 8. Financial Statements and Supplementary Data

   See page F-1 for a listing of the consolidated financial statements submitted as part of this report.

Item  9.    Changes  in  and Disagreements  With  Accountants  on
Accounting and Financial Disclosure

  None.

                         PART III

Item 10.  Directors and Executive Officers of the Registrant

   Except for the information regarding directors and executive officers of the registrant, which is included in Part I, the information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 25, 2000 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 and is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

   The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 25, 2000 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 and is incorporated herein by reference in response to this item.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

   The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 25, 2000 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 and is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

   The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 25, 2000 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and is incorporated herein by reference in response to this item.

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

   Exhibit
      No.
                            Description
     3.01 -Restated Certificate of Incorporation of Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Fifth Avenue, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Productions, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Sunset, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Union Street, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole West, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Kenneth Cole Woodbury, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Kenneth Cole Leather Goods, Inc. into Kenneth Cole
     Productions, Inc.; Certificate of Merger of Unlisted into Kenneth Cole Productions, Inc. (Incorporated by reference to Exhibit 3.01 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
     3.02       -By-laws. (Incorporated by reference  to  Exhibit
     3.02 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
     4.01 -Specimen of Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
     10.01 -Tax Matters Agreement, dated as of June 1, 1994, among Kenneth Cole Productions, Inc., Kenneth D. Cole, Paul Blum and Stanley A. Mayer. (Incorporated by reference to
     Exhibit 10.01 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
     10.02 -Term Loan Agreement, dated as of May 26, 1994, by and among Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of New York; Promissory Notes, dated May 26, 1994, issued by each of Kenneth Cole Leather Goods, Inc., Unlisted, Inc.,
     Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. to The Bank of New York; Shareholder Guaranty by and between Kenneth D. Cole and The Bank of New York, dated as of May 26, 1994; Subordination Agreement by and among Kenneth D. Cole, Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of New York, dated as of April 13, 1994; Reinvestment Agreement by and among Kenneth D. Cole, Kenneth Cole Productions, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of New York, dated as of May 26, 1994; Amendment No. 1 to the Term Loan Agreement and the Reinvestment Agreement by and among Kenneth D. Cole, Kenneth Cole Productions, Inc., Cole West, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc., Kenneth Cole Financial Services, Inc. and The Bank of New York, dated as of May 31, 1994. (Incorporated by reference to Exhibit 10.02 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

     10.03-Line of Credit Letter, dated January 13, 1994, from The Bank of New York to Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc.; $7,500,000 Promissory Note, dated February 1, 1994 by Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc. issued to The Bank of New York; Letter Agreement, dated December 16, 1993, between The Bank of New York and Kenneth Cole Productions, Inc., Unlisted, Inc., Kenneth Cole Leather Goods, Inc., Cole Productions, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc.,
     Cole Woodbury, Inc., Cole Sunset, Inc. and Cole Fifth Avenue, Inc.; General Guarantees, dated December 16, 1993, in favor of The Bank of New York by Kenneth Cole Leather Goods, Inc. for Unlisted, Inc., by Kenneth Cole Leather
     Goods,   Inc.  for  Kenneth  Cole  Productions,   Inc.,   by
     Unlisted,  Inc.  for  Kenneth  Cole  Productions,  Inc.,  by
     Unlisted, Inc. for Kenneth Cole Leather Goods, Inc., by Kenneth Cole Productions, Inc. for Kenneth Cole Leather Goods, Inc., and by Kenneth Cole Productions, Inc. for Unlisted, Inc.; General Loan and Security Agreements, dated December 16, 1993, between The Bank of New York and each of Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc.; and Personal Guarantees of Mr.
     Kenneth D. Cole, dated December 16, 1993, in favor of The Bank of New York for Kenneth Cole Productions, Inc.,
     Unlisted,   Inc.  and  Kenneth  Cole  Leather  Goods,   Inc.
     (Incorporated  by  reference  to  Exhibit   10.03   to   the
     Company's  Registration Statement on Form S-1,  Registration
     No. 33-77636).
                Line  of  Credit Letter, dated December  9,  1994
     from The Bank of New York to Kenneth Cole Productions, Inc.; $7,500 Promissory Note, dated December 15, 1994 by Kenneth Cole Productions, Inc. issued to The Bank of New
     York;  Letter of Termination of Personal Guarantees  of  Mr.
     Kenneth D. Cole, dated December 8, 1994, in favor of The Bank of New York for Kenneth Cole Productions, Inc.,
     Unlisted,   Inc.  and  Kenneth  Cole  Leather  Goods,   Inc.
     (Incorporated  by  reference  to  Exhibit   10.03   to   the
     Company's 1994 Form 10-K).
     10.03A-$10,000 Promissory Note, dated July 31, 1995 by Kenneth Cole Productions, Inc. issued to The Bank of New
     York.   (Previously   filed  as  Exhibit   10.03A   to   the
     Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference). *10.04-Kenneth Cole Productions, Inc. 1994 Stock Option Plan. (Incorporated by reference to Exhibit 10.04 to the Company's Registration Statement on Form S-1, Registration
     No. 33-77636).
     *10.05-Employment Agreement, dated as of April 30, 1994, between Kenneth Cole Productions, Inc. and Kenneth D. Cole.
     (Incorporated  by  reference  to  Exhibit   10.05   to   the
     Company's  Registration Statement on Form S-1,  Registration
     No. 33-77636).
     *10.06-Employment Agreement, dated as of April 30, 1994, between Kenneth Cole Productions, Inc. and Paul Blum.
     (Incorporated  by  reference  to  Exhibit   10.06   to   the
     Company's  Registration Statement on Form S-1,  Registration
     No. 33-77636).
     *10.07     -Employment Agreement, dated as of  April  30,
     1994, between Kenneth Cole Productions, Inc. and Stanley A. Mayer; Stock Option Agreement dated as of March 31, 1994 between Kenneth Cole Productions, Inc. and Stanley A. Mayer. (Incorporated by reference to Exhibit 10.07 to the Company's Registration Statement on Form S-1, Registration
     No. 33-77636).
                Stock Option Agreement dated as of June 1,  1994,
     between Kenneth Cole Productions, Inc. and Stanley A. Mayer; Stock Option Agreement dated as of July 7, 1994, between Kenneth Cole Productions, Inc. and Stanley A. Mayer
     (Incorporated  by  reference  to  Exhibit   10.07   to   the
     Company's 1994 Form 10-K).
     10.08      -Collective Bargaining Agreement by  and  between
     the New York Industrial Council of the National Fashion Accessories Association, Inc. and Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, dated as of April 25, 1987; Memorandum of Agreement by and between the
     New   York  Industrial  Council  of  the  National   Fashion
     Accessories Association, Inc. and Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union,
     dated  as  of  June 16, 1993. (Incorporated by reference  to
     Exhibit 10.08 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
     10.09-Memorandum of Agreement between the New York Industrial Council of the National Fashion Accessories Association Inc. and Local 1 Leather Goods, Plastics, Handbags, and Novelty Workers Union, Division of Local 342-50 United Food
     and  Commercial Workers Union (Previously filed  as  Exhibit
     10.1  to the Registrant's Quarterly Report on Form 10-Q  for
     the quarterly period ended June 30, 1996 and incorporated herein by reference).
     *10.10      Employment   Agreement  between   Kenneth   Cole
     Productions,  Inc.,  and  Paul Blum.  (Previously  filed  as
     Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).
     10.11 Sublease  Agreement,  dated  June  17,  1996,  between
     Kenneth   Cole   Productions,   Inc.   and   Liz   Claiborne
     Accessories,  Inc.  (Incorporated by  reference  to  Exhibit
     10.11 to the Company's 1996 Form 10-K).
     *10.12     Amended  and  Restated Kenneth Cole  Productions,
     Inc.  1994 Stock Option Plan (Previously filed as an Exhibit to  the Registrant's Proxy Statement filed on April 22, 1997 and incorporated herein by reference).
     *10.13      Employment   Agreement  between   Kenneth   Cole
     Productions, Inc. and Susan Hudson (Previously filed as an Exhibit to the Company's 1997 Form 10-K).
     10.14   Lease  Agreement, dated December 17,  1998,  between
     Kenneth Cole Productions, Inc. and SAAR Company, LLC. (Previously filed as Exhibit 10.14 to the Registrants Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference).
     10.15      Common Stock Purchase Agreement, dated July 20,
     1999, between Liz Claiborne Inc. and Kenneth Cole Productions, Inc. (Previously filed as Exhibit 10.01 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
     10.16 Registration Rights Agreement, dated July 20, 1999, between Liz Claiborne Inc. and Kenneth Cole Productions, Inc. (Previously filed as Exhibit 10.02 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30,
     1999).
     10.17 License Agreement, dated July 20, 1999, by and between L.C.K.L., LLC and K.C.P.L., Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment and been filed separately with the Securities and Exchange Commission. Such portions are designated by a "*". (Previously filed as Exhibit 10.03 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30,
     1999).
     +21.01    List of Subsidiaries
     +23.01    Consent of Ernst & Young LLP
     +27.01    Financial Data Schedules
____________________________
*           Management   contract   or   compensatory   plan   or
     arrangement  required  to  be identified  pursuant  to  Item
     14(a) of this report.
+         Filed herewith.

(b) Reports on Form 8-K

     None.

(b) See (a) (3) above for a listing of the exhibits included as a part of this report.

         Kenneth Cole Productions, Inc. and Subsidiaries

           Index to Consolidated Financial Statements




                                                                       Page

Report of Independent Auditors                                          F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998            F-3

Consolidated Statements of Income for the years ended
 December 31, 1999, 1998 and 1997                                       F-5

Consolidated Statements of Changes in Shareholders' Equity
 for the years ended December 31, 1999, 1998 and 1997                   F-6

Consolidated Statements of Cash Flows for the years ended
 December 31, 1999, 1998 and 1997                                       F-7

Notes to Consolidated Financial Statements                              F-8

                 Report of Independent Auditors


Board of Directors and Shareholders
Kenneth Cole Productions, Inc. and Subsidiaries

  We have audited the accompanying consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kenneth Cole Productions, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


New York, New York                           ERNST & YOUNG LLP
February 25, 2000

         Kenneth Cole Productions, Inc. and Subsidiaries

                   Consolidated Balance Sheets

                                                          December 31,
                                                      1999           1998
Assets
Current assets:
Cash                                              $ 71,415,000   $ 13,824,000
Due from factors                                    26,925,000     19,552,000
Accounts receivable, less allowance for doubtful
 accounts of $554,000 in 1999 amd $125,000 in 1998   6,990,000      4,874,000
Inventories                                         39,553,000     32,957,000
Prepaid expenses and other current assets              375,000      1,735,000
Deferred taxes                                       1,766,000        718,000
                                                  ------------   ------------
Total current assets                               147,024,000     73,660,000

Property and equipment-at cost, less accumulated
 depreciation and amortization                      19,431,000     16,171,000

Other assets:
 Deferred taxes                                      1,484,000        403,000
 Deposits and sundry                                 1,868,000      2,703,000
 Deferred compensation plan assets                   7,052,000      3,743,000
                                                  ------------   ------------
Total other assets                                  10,404,000      6,849,000
                                                  ------------   ------------
Total assets                                      $176,859,000   $ 96,680,000
                                                  ============   ============

        See accompanying notes to consolidated financial statements.

              Kenneth Cole Productions, Inc. and Subsidiaries
<CAPTION
                 Consolidated Balance Sheets (continued)


                                                           December 31,
                                                      1999           1998
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                                  $ 27,323,000   $ 10,644,000
Accrued expenses and other current liabilities      10,372,000      4,634,000
Income taxes payable                                 3,272,000      1,738,000
                                                  ------------   ------------
Total current liabilities                           40,967,000     17,016,000

Accrued rent                                         2,932,000      1,472,000
Deferred compensation plan liabilities               7,052,000      3,743,000
Obligations under capital lease                        577,000        760,000

Commitments and contingencies

Shareholders' equity:
Series A Convertible Preferred stock, par value
 $1.00, 1,000,000 shares authorized,
 28,927 issued in 1999 and 1998                         29,000         29,000
Class A Common Stock, par value $.01, 20,000,000
 shares authorized, 13,058,057 and 11,414,546
 issued in 1999 and 1998                               131,000        114,000
Class B Convertible Common Stock, par value $.01,
 6,000,000 shares authorized, 5,785,398
 outstanding in 1999 and 1998                           58,000         58,000
Additional paid-in capital                          53,140,000     22,217,000
Cumulative other comprehensive income                  235,000         74,000
Retained earnings                                   81,093,000     56,165,000
                                                  ------------   ------------
                                                   134,686,000     78,657,000
Class A Common Stock in treasury, at cost,
723,750 and 525,000 shares in 1999 and 1998         (9,355,000)    (4,968,000)
                                                  ------------   ------------
Total shareholders' equity                         125,331,000     73,689,000
                                                  ------------   ------------
Total liabilities and shareholders' equity        $176,859,000   $ 96,680,000
                                                  ============   ============

     See accompanying notes to consolidated financial statements.

       Kenneth Cole Productions, Inc. and Subsidiaries
                    Consolidated Statements of Income


                                              Year ended December 31,
                                        1999          1998           1997
Net sales                         $ 295,353,000  $ 219,781,000  $ 185,278,000
Licensing revenue                    14,955,000      8,357,000      6,028,000
                                  -------------  -------------  -------------
Net revenue                         310,308,000    228,138,000    191,306,000
Cost of goods sold                  168,856,000    129,403,000    112,183,000
                                  -------------  -------------  -------------
Gross profit                        141,452,000     98,735,000     79,123,000

Selling, general, and
administrative expenses             100,836,000     72,145,000     58,330,000
                                  -------------  -------------  -------------
Operating income                     40,616,000     26,590,000     20,793,000
Interest income (expense), net        1,280,000        404,000       (202,000)
                                  -------------  -------------  -------------
Income before provision for
income taxes                         41,896,000     26,994,000     20,591,000
Provision for income taxes           16,968,000     10,663,000      8,189,000
                                  -------------  -------------  -------------
Net income                        $  24,928,000  $  16,331,000  $  12,402,000
                                  =============  =============  =============

Earnings per share:
     Basic                                $1.24           $.82           $.63
     Diluted                              $1.18           $.80           $.61

Shares used to compute earnings per share:
     Basic                           20,102,000     19,833,000     19,743,000
     Diluted                         21,059,000     20,456,000     20,408,000



       See accompanying notes to consolidated financial statements.

                      Kenneth Cole Productions, Inc. and Subsidiaries
                  Consolidated Statements of Changes in Shareholders' Equity
                          Class A Common Stock         Class B Common Stock
                           Number                       Number
                          of Shares    Amount          of Shares    Amount
Balance at
 December 31,1996        11,029,769   $111,000         5,785,398   $ 58,000
Net income
Foreign currency
 translation adjustment
Comprehensive income
Exercise of stock
 options and related
 tax benefits                85,472      1,000
Amortization of
 deferred compensation
                         ----------------------------------------------------
Balance at
 December 31, 1997       11,115,241    112,000         5,785,398     58,000
Net income
Foreign currency
 translation adjustment
Comprehensive income
Exercise of stock
 options and related
 tax benefits               299,305      2,000
Purchase of Class A
 common stock
                         ----------------------------------------------------
Balance at
 December 31, 1998       11,414,546    114,000         5,785,398     58,000
Net income
Foreign currency
 traslation adjustment
Comprehensive income
Exercise of stock
 options and related
 tax benefits               143,511      2,000
Purchase of Class A
 common stock
Stock issuance            1,500,000     15,000
                         ----------------------------------------------------
Balance at
 December 31, 1999       13,058,057   $131,000         5,785,398    $58,000
                         ====================================================

                             Series A
                            Convertible                         Accumulated
                          Preferred Stock       Additional         Other
                           Number                Paid-In       Comprehensive
                          of Shares  Amount      Capital          Income
Balance at
 December 31, 1996        28,927     $29,000    $19,038,000
Net income
Foreign currency
 translation adjustment                                         $ 90,000
Comprehensive income
Exercise of stock
 options and related
 tax benefits                                       579,000
Amortization of
 deferred compensation
                          --------------------------------------------------
Balance at
 December 31, 1997        28,927      29,000     19,617,000       90,000
Net income
Foreign currency
 translation adjustment                                          (16,000)
Comprehensive income
Exercise of stock
 options and related
 tax benefits                                     2,600,000
Purchase of Class A
 common stock
                          --------------------------------------------------
Balance at
 December 31, 1998        28,927      29,000     22,217,000       74,000
Net income
Foreign currency
 translation adjustment                                          161,000
Comprehensive income
Exercise of Stock
 options and related
 tax benefits                                     1,938,000
Purchase of Class A
 common stock
Stock issuance                                   28,985,000
                          --------------------------------------------------
Balance at
 December 31, 1999        28,927     $29,000    $53,140,000     $235,000
                          ==================================================

                                    Treasury Stock
                      Retained     Number               Deferred
                      Earnings    of Shares  Amount   Compensation    Total
Balance at
 December 31, 1996   $27,432,000                         $(69,000) $ 43,599,000
Net income            12,402,000                                     12,402,000
Foreign currency
 translation adjustment                                                  90,000
Comprehensive income                                                 12,492,000
Exercise of stock
 options and related
 tax benefits                                                           580,000
Amortization of
 deferred compensation                                     69,000        69,000
                     -----------------------------------------------------------
Balance at
 December 31, 1997    39,834,000                                     59,740,000
Net income            16,331,000                                     16,331,000
Foreign currency
 translation adjustment                                                 (16,000)
Comprehensive income                                                 16,315,000
Exercise of stock
 options and related
 tax benefits                                                         2,602,000
Purchase of Class A
 common stock                     (525,000) $(4,968,000)             (4,968,000)
                      ----------------------------------------------------------
Balance at
 December 31, 1998    56,165,000  (525,000)  (4,968,000)             73,689,000
Net income            24,928,000                                     24,928,000
Foreign currency
 translation adjustment                                                 161,000
Comprehensive income                                                 25,089,000
Exercise of stock
 options and related
 tax benefits                                                         1,940,000
Purchase of Class A
 common stock                     (198,750)  (4,387,000)             (4,387,000)
Stock issuance                                                       29,000,000
                      ----------------------------------------------------------
Balance at
 December 31, 1999   $81,093,000  (723,750) $(9,355,000)        0  $125,331,000
                      ==========================================================

          See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                            1999          1998          1997
Cash flows from operating activities
Net income                                $24,928,000  $16,331,000  $12,402,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization               4,698,000    2,791,000    1,953,000
Impairment of long-lived assets               547,000
Unrealized gain on deferred
 compensation plan                         (1,096,000)    (502,000)    (153,000)
Provision for doubtful accounts             1,344,000      197,000      157,000
Amortization of deferred compensation                                    69,000
Provision (benefit) for deferred taxes     (2,129,000)    (373,000)     152,000
Changes in operating assets and liabilities:
 (Increase) decrease in due from factors   (7,373,000)   3,740,000   (5,316,000)
 Increase in accounts receivable           (3,460,000)  (1,207,000)    (682,000)
 (Increase) decrease in inventories        (6,596,000)  (9,592,000)   5,900,000
 Decrease (increase) in prepaid expenses
   and other current assets                 1,360,000     (315,000)    (419,000)
 Increase in deposits and deferred
   compensation assets                     (1,378,000)  (2,119,000)  (1,856,000)
 Increase in income taxes payable           2,286,000    1,140,000      632,000
 Increase (decrease) in accounts payable   16,679,000      807,000   (2,901,000)
 Increase in accrued expenses and
   other current liabilities                5,724,000    1,068,000      934,000
 Increase in other non-current liabilities  4,769,000    2,357,000    1,141,000
                                           ----------   ----------   ----------
Net cash provided by operating activities  40,303,000   14,323,000   12,013,000

Cash flows from investing activities
Acquisition of property and equipment, net (8,505,000)  (5,784,000)  (4,832,000)
                                           ----------   ----------   ----------
Net cash used in investing activities      (8,505,000)  (5,784,000)  (4,832,000)

Cash flows from financing activities
Repayment of revolving line of credit, net                             (440,000)
Proceeds from exercise of stock options     1,188,000    1,506,000      395,000
Proceeds from issuance of stock            29,000,000
Repayment of long-term debt                                             (49,000)
Principle payments of capital
  lease obligations                          (169,000)     (40,000)
Purchase of treasury stock                 (4,387,000)  (4,968,000)
                                           ----------   ----------   ----------
Net cash provided by (used in)
  financing activities                     25,632,000   (3,502,000)     (94,000)
Effect of exchange rate changes on cash       161,000      (16,000)      90,000
                                           ----------   ----------   ----------
Net increase in cash                       57,591,000    5,021,000    7,177,000
Cash, beginning of year                    13,824,000    8,803,000    1,626,000
                                           ----------   ----------   ----------
Cash, end of year                         $71,415,000  $13,824,000  $ 8,803,000
                                           ==========   ==========   ==========

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest                                  $   109,000  $    29,000  $   323,000
Income taxes                              $16,812,000  $ 9,901,000  $ 7,396,000

  See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc.
           Notes to Consolidated Financial Statements

                        December 31, 1999


Note A  -  Summary of Significant Accounting Policies

1.  Description of business

   Kenneth Cole Productions, Inc. and its subsidiaries (the "Company") designs, sources and markets a broad range of quality footwear and handbags, and through license agreements, designs and markets men's and women's apparel and accessories under its Kenneth Cole New York, Reaction Kenneth Cole and Unlisted.com brands for the fashion conscious consumer. The Company markets its products for sale to more than 3,700 department stores and specialty store locations in the United States and in several foreign countries, through its retail and outlet store base, and its interactive website. The Company also distributes consumer catalogues that feature a variety of Kenneth Cole New York and Reaction Kenneth Cole branded products.

2.   Stock Split

   On February 23, 2000, the Board of Directors declared a three-for-two stock split to be effected in the form of a stock dividend. Shareholders of record on March 6, 2000 will receive one additional share of common stock for each two shares held. The distribution date is on or about March 27, 2000.

   In order to have effectuated the stock split for the shares of outstanding Class B Common Stock, 2,892,699 shares of Class B Common Stock would have been required to be issued. As of March 6, 2000, 214,602 shares of authorized but unissued Class B Common Stock remained available for future issuance. As a result, an insufficient number of authorized and unissued shares of Class B Common Stock were available for distribution on March 27, 2000, the distribution date for the stock split. Therefore, the Company issued in the form of a dividend 28,927 shares of its Series A Convertible Preferred Shares to the holders of Class B Common Stock in lieu of shares of Class B Common Stock. Each share of Series A Convertible Preferred Stock is automatically convertible into 100 shares of Class B Common Stock upon the due authorization of a sufficient number of Class B Common Stock to permit such conversion. Accordingly, subject to shareholder approval on May 25, 2000, the Board of Directors has approved a resolution to increase the number of shares of Class B Common Stock from 6.0 million to 9.0 million to permit the conversion, thereby providing the holders of Series A Convertible Preferred Stock with the shares of Class B Common Stock that should have been issued to them pursuant to the stock split.

   All applicable share and per share data have been adjusted for the stock split. Earnings per share also reflects the conversion of Series A Convertible Preferred Stock to Class B Common Stock.

3.    Principles of consolidation

   The consolidated financial statements include the accounts of Kenneth Cole Productions, Inc. and its wholly-owned subsidiaries.
Intercompany transactions and balances have been eliminated in consolidation.

4.    Use of estimates

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

5.    Cash and cash equivalents

   The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

6.    Inventories

  Inventories, which consist of finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

7.  Property and equipment

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

   The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as measured by comparing the undiscounted future cash flows to the asset's net book value. The Company has recorded a non-cash charge of $547,000 related to the write down of asset values of one of the Company's retail stores. Impaired assets are recorded at the lesser of their carrying value or fair value.

8.  Income taxes

   The Company accounts for income taxes using the liability method. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

9.  Revenue recognition

   Wholesale revenues are recognized at the time merchandise is shipped to customers. Retail store revenues are recognized at the time of sale.

10.  Licensing revenue

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

11.  Advertising costs

   The Company incurred advertising costs, including certain in-house marketing expenses, of $11.2 million, $7.8 million and $6.8 million for 1999, 1998 and 1997, respectively. The Company records advertising expense concurrent with the first time the advertising takes place.

12.  Stock-based compensation

    The Company measures compensation expense for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB No. 25") and related Interpretations. Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation ("SFAS 123") requires companies electing to continue using the intrinsic value method under APB No. 25 to disclose the pro forma effects or net income and earnings per share had the fair value of options been expensed (see Note H).

13.  Recent accounting pronouncements

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133") which the Company expects to adopt January 1, 2001. The new Statement requires all derivatives to be recorded in the balance sheet at fair value and establishes special accounting for three different types of hedges. The Company, based on its current hedging activities, does not expect the adoption of SFAS 133 to have a material effect in the earnings and financial position of the Company.

14.  Reclassifications

   Certain amounts included in the 1998 and 1997 financial statements have been reclassified to conform with the year-end
1999 presentation.

Note B   -  Due from Factors and Line of Credit Facility

   The Company sells substantially all of its accounts receivable to a factor, without recourse, subject to credit limitations established by the factor for each individual account. Certain accounts receivable in excess of established limits are factored with recourse. Included in amounts due from factors at December 31, 1999 and 1998 are accounts receivable subject to recourse totaling approximately $1,379,000 and $526,000, respectively. The agreements with the factors provide for payment of a service fee on receivables sold.

   At  December 31, 1999 and 1998, the balance due from  factors,
which  includes  chargebacks  due  from  customers,  is  net   of
allowances for returns, discounts, and other deductions of approximately $8,357,000 and $3,300,000, respectively.

   The Company has entered into a Line of Credit Facility (the "Facility") that, as amended, allows for uncommitted borrowings, letter of credits and banker's acceptances subject to individual maximums and in the aggregate, an amount not to exceed the lesser of $25,000,000 or a "Borrowing Base." The Borrowing Base is calculated on a specified percentage of eligible amounts due under factoring arrangements, eligible non-factored accounts receivable, and eligible inventory. Borrowings under the revolving loan portion of the Facility ("Advances") are due on demand. The Company may pay down and re-borrow at will under the Facility. Advances bear interest at the Alternate Base Rate (defined as the higher of the Prime Rate or the Federal Funds in effect at borrowing date plus 1/2 of 1%) or the Note Rate (which will be agreed upon between the lender and the Company). There were no outstanding advances under this agreement at December 31, 1999 or 1998. Amounts available under the Facility at December 31, 1999 were reduced by $2,989,000 to $22,011,000 for open letters of credit.

Note C  -  Property and Equipment

   In connection with the line of credit, the Company has agreed to eliminate all the outstanding advances under the Facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain assets of the Company.

     Property and equipment consist of the following:

                                                       December 31,
                                                    1999         1998
Property and equipment-at cost:
Furniture and fixtures                          $ 9,640,000  $ 7,817,000
Machinery and equipment                           5,910,000    4,731,000
Leasehold improvements                           14,918,000   10,828,000
Leased equipment under capital lease                967,000      967,000
                                                -----------  -----------
                                                 31,435,000   24,343,000
Less accumulated depreciation and amortization   12,004,000    8,172,000
                                                -----------  -----------
Net property and equipment                      $19,431,000  $16,171,000
                                                ===========  ===========

Note D  -  Accrued Expenses and Other Liabilities

   Accrued expenses and other current liabilities consist of the following:

                                                        December 31,
                                                    1999          1998

Rent                                            $   457,000  $   315,000
Compensation                                      6,010,000    2,792,000
Customer credits                                    671,000      414,000
Deferred licensing income                           530,000      188,000
Other                                             2,704,000      925,000
                                                -----------  -----------
                                                $10,372,000  $ 4,634,000
                                                ===========  ===========

Note E  -  Segment Reporting

  Kenneth  Cole Productions, Inc. has three reportable  segments:
Wholesale, Consumer Direct, and Licensing. The wholesale segment designs and sources a broad range of fashion footwear, handbags and accessories and markets its products for sale to more than 3,700 department and specialty store locations and to the Company's consumer direct segment. The consumer direct segment markets the broad selection of the Company's branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, e-commerce (at website address www.kennethcole.com and www.kc-reaction.com) and catalogs. The licensing segment, through third party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in about 30 apparel and accessories categories for both men and women. The Company maintains control over quality and image and allows licensees to sell to the same channels of distribution as those of the Company's wholesale division. The Company earns royalties on the licensee's sales of branded product.

  The Company evaluates performance and allocates resources based on profit or loss from each segment. The wholesale segment is evaluated on income from operations before income taxes. The consumer direct division is evaluated on profit or loss from operations before unallocated corporate overhead and income taxes. The licensee division is evaluated based on royalties earned and pretax segment profit. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales between the wholesale and consumer direct divisions include a markup, which is eliminated in consolidation.

  The Company's reportable segments are business units that offer products to overlapping consumers through different channels of distribution. Each segment is managed separately and planning, implementation and results are reviewed internally by the executive management committee.

     Financial information of the Company's reportable segments is as follows:

                                               Consumer
                                  Wholesale     Direct     Licensing     Totals
Year Ended December 31, 1999
Revenues                           $185,553     $109,800    $ 14,955   $310,308
Intersegment revenues                23,559                              23,559
Interest income, net                  1,280                               1,280
Depreciation expense                  1,690        2,999           9      4,698
Segment income before
  provision for income taxes         23,799       19,120      12,266     55,185
Segment assets                      143,552       32,415       2,720    178,687
Expenditures for long-lived assets    1,269        6,688           1      7,958

Year Ended December 31, 1998
Revenues                           $151,402     $ 68,379    $  8,357   $228,138
Intersegment revenues                18,679                              18,679
Interest income, net                    404                                 404
Depreciation expense                  1,072        1,715           4      2,791
Segment income before
  provision for income taxes         20,880        7,327       6,936     35,143
Segment assets                       69,513       26,798       1,690     98,001
Expenditures for long-lived assets    1,803        4,923          25      6,751

Year Ended December 31, 1997
Revenues                           $135,296     $ 49,982    $  6,028   $191,306
Intersegment revenues                14,682                              14,682
Interest expense, net                  (202)                               (202)
Depreciation expense                    791        1,161           1      1,953
Segment income before
  provision for income taxes         15,016        6,929       4,944     26,889
Segment assets                       58,219       19,309       1,253     78,781
Expenditures for long-lived assets    1,479        3,346           7      4,832


The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows:

                                                 1999        1998        1997
Revenues
Revenues for reportable segments              $310,308     $228,138    $191,306
Intersegment revenues for reportable segments   23,559       18,679      14,682
Elimination of intersegment revenues           (23,559)     (18,679)    (14,682)
                                              --------     --------    --------
  Total consolidated revenues                 $310,308     $228,138    $191,306
                                              ========     ========    ========
Income
Total profit for reportable segments          $ 55,185     $ 35,143    $ 26,889
Elimination of intersegment profit              (7,808)      (4,914)     (3,956)
Unallocated corporate overhead                  (5,481)      (3,235)     (2,342)
                                              --------     --------    --------
  Total income before provision for
     income taxes                             $ 41,896     $ 26,994    $ 20,591
                                              ========     ========    ========
Assets
Total assets for reportable segments          $178,687     $ 98,001    $ 78,781
Elimination of inventory profit in
 consolidation                                  (1,828)      (1,321)     (1,253)
                                              --------     --------    --------
  Total consolidated assets                   $176,859     $ 96,680    $ 77,528
                                              ========     ========    ========

  Revenues from international customers are less than two percent of the Company's consolidated revenues.


Note F  -  Foreign Currency Transactions

  The Company routinely enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currencies. These forward exchange contracts are used to reduce the Company's exposure to changes in foreign exchange rates and are not held for the purpose of trading or speculation. The Company had forward exchange contracts of $10,500,000 and $6,600,000 at December 31, 1999 and 1998, respectively to protect the purchase price of merchandise under such commitments. Gains and losses on forward exchange contracts are deferred and accounted for as part of the purchase price of imported merchandise. At December 31, 1999, forward exchange contracts have maturity dates through May 2000. The unrealized loss on these forward exchange contracts is approximately $272,000.

Note G   -  Income Taxes

  Significant items comprising the Company's deferred tax assets and liabilities are as follows:


                                                       December  31,

                                                    1999           1998
Deferred tax assets:
 Inventory allowances and capitalization        $  950,000     $  562,000
 Allowance for doubtful accounts and
   sales allowances                                608,000         75,000
 Deferred rent                                   1,091,000        304,000
 Deferred compensation                           2,414,000      1,441,000
 Other                                             163,000         40,000
                                                ----------     ----------
                                                 5,226,000      2,422,000
                                                ----------     ----------
Deferred tax liabilities:
  Depreciation                                  (1,027,000)      (778,000)
  Undistributed foreign earnings                  (949,000)      (523,000)
                                                ----------     ----------
                                                (1,976,000)    (1,301,000)
                                                ----------     ----------
Net deferred tax assets                         $3,250,000     $1,121,000
                                                ==========     ==========

   The provision (benefits) for income taxes consists of the following:

                                          December 31,
                                  1999        1998         1997
Current:
  Federal                  $ 16,202,000   $  9,249,000  $  6,385,000
  State and local             2,810,000      1,750,000     1,628,000
  Foreign                        85,000         37,000        24,000
                           ------------   ------------  ------------
                             19,097,000     11,036,000     8,037,000
Deferred:
  Federal                    (1,840,000)      (330,000)      133,000
  State and local              (289,000)       (43,000)       19,000
                           ------------   ------------  ------------
                             (2,129,000)      (373,000)      152,000
                           ------------   ------------  ------------
                           $ 16,968,000   $ 10,663,000  $  8,189,000
                           ============   ============  ============
   The  reconciliation of income tax computed at the U.S. federal statutory  tax  rate to the effective income tax rate  for  1999,
1998 and 1997 is as follows:
                                                    1999      1998     1997

Federal income tax at statutory rate                35.0%     35.0%     35.0%
State and local taxes, net of federal tax benefit    5.5       4.5       5.0
                                                    -----     -----     -----
                                                    40.5%     39.5%     40.0%
                                                    =====     =====     =====
Note H  -  Stock Options Plans and Grants

1.   1994 stock option plan

   The Company's 1994 Incentive Stock Option Plan, as amended on May 29, 1997, authorizes the grant of options to employees for up to 3,000,000 shares of the Company's common stock. Certain options granted under the Plan vest in one-third increments in each of the first, second and third years following the date of grant, while certain other options vest over five years. Options granted have 10-year terms. Non-employee Director options granted have 10 year terms and vest 50% on the first anniversary of the date of grant and become fully exercisable at the end of two years.

   The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, in accounting for its employee stock options. Under APB 25, when the exercise price of the
Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the stock options been determined based on the fair value at the grant dates for awards under the plan, consistent with the alternative method set forth under SFAS 123, net income and earnings per share would have been reduced by approximately $1,136,000 and $.06, $643,000 and $.03, and $441,000 and $.02, in 1999, 1998 and
1997, respectively.

   The effects of applying SFAS 123 on this pro forma disclosure may not be indicative of future results. SFAS 123 does not apply to grants prior to 1995, and additional awards in future years may be granted.

   Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997, respectively: risk-free interest rate of 5.55%, 5.25% and 5.50%; 0% dividend yields; expected volatility factors of 48.5%, 54.2% and 34.6% and expected lives of 4.7, 5.6 and 5.8 years. The weighted-average fair value of options granted during 1999, 1998, and 1997 were $13.47, $9.55 and $6.63.

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

   The following table summarizes all stock option transactions from December 31, 1996 through December 31, 1999.

                                                       Weighted-Average
                                           Shares       Exercise Price
 Outstanding at December 31, 1996         1,141,988
 Granted                                    488,588        $10.40
 Exercised                                  (85,472)       $ 4.63
 Forfeited                                 (112,284)       $ 9.36
                                          ----------
 Outstanding at December 31, 1997         1,432,820

 Granted                                    503,550        $11.60
 Exercised                                 (249,881)       $ 5.70
 Forfeited                                 (148,332)       $ 8.49
                                          ----------
 Outstanding at December 31, 1998         1,538,157

 Granted                                    431,400        $18.93
 Exercised                                 (143,511)       $ 8.36
 Forfeited                                  (95,348)       $10.19
                                          ----------
 Outstanding at December 31, 1999         1,730,698
                                          ==========

      The   following  table  summarizes  information  concerning
currently  outstanding and exercisable stock options at  December
31, 1999:

                 Outstanding Stock Options       Exercisable Stock Options

                                Weighted
                                Average     Weighted                 Weighted
                                Remaining    Average                  Average
     Range of     Outstanding  Contractual  Exercise   Exercisable   Exercise
  Exercise Prices   Shares        Life        Price      Shares        Price
 $ 4.00 to $ 8.00  390,727      4.86 years   $ 5.85     238,928       $ 5.38
 $ 8.01 to $16.00  912,321      7.43 years   $11.23     301,986       $10.99
 $16.01 to $25.00  427,650      9.34 years   $18.93        0          $ 0.00

2.    Stock option grants

   In 1994, the Board of Directors granted non-transferable stock options to an officer of the Company, for the purchase of 334,425 shares of Class A Common Stock at an exercise price of $1.4583 per share. In 1999, no options were exercised and at December 31, 1999, 180,000 options were outstanding and exercisable.


Note I  -  Benefit Plans

1.   401(k) Plan

   The Company's 401(k) profit-sharing plan covers all non-union employees, subject to certain minimum age and length of service requirements who are permitted to contribute specified percentages of their salary up to the maximum permitted by the Internal Revenue Service. The Company is obligated to make a matching contribution and may make an additional discretionary contribution, as defined. Contributions to the plan for the years ended December 31, 1999, 1998 and 1997 were approximately $120,000, $89,000 and $71,000, respectively.

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

1.  Capital lease

   Included  in  property  and equipment are  assets  held  under capital  lease  of  $967,000  less  accumulated  amortization  of
$242,000.   At  December 31, 1999, future minimum lease  payments
consist of the following:

      2000                                                $235,000
      2001                                                 235,000
      2002                                                 235,000
      2003                                                 177,000
      2004                                                       0
                                                          --------
      Total minimum lease payments                        $882,000
      Less amounts representing interest                  (124,000)
                                                          --------
      Present value of minimum lease payments              758,000
      Less current maturities                             (181,000)
                                                          --------
      Capital lease obligation, less current maturities   $577,000
                                                          ========

2.  Operating leases

   The Company leases office, retail, and warehouse facilities under non-cancelable operating leases between 5 and 20 years with options to renew at varying terms. Future minimum lease payments for non-cancelable leases with initial terms of one year or more consisted of the following at December 31, 1999:

      2000                                           $ 11,833,000
      2001                                             15,808,000
      2002                                             15,602,000
      2003                                             15,377,000
      2004                                             14,933,000
      Thereafter                                       99,264,000
                                                     ------------
      Total minimum cash payments                    $172,817,000
                                                     ============
In addition, certain of these leases contain rent escalation and additional percentage rent payments to be made.

   Rent expense for the years ended December 31, 1999, 1998 and 1997 was $13,530,000, $9,313,000 and $6,903,000, respectively.

3. Letters of credit

   At December 31, 1999 and 1998, the Company was contingently liable for approximately $2,589,000 and $1,169,000 of open letters of credit, respectively. In addition, at December 31,
1999 and 1998, the Company was contingently liable for approximately $400,000 of standby letters of credit.

4.  Concentrations

   In the normal course of business, the Company sells to major department stores and specialty retailers and believes that its broad customer base will mitigate the impact that financial difficulties of any such retailers might have on the Company's operations. In 1999 and 1998, the Company had no customer account for more than 10% of net sales. The Company had two customers that accounted for 12.4% and 10.0% of net sales in 1997.

  The Company sources each of its product lines separately, based on the individual design, styling and quality specifications of such products. The Company primarily sources its products directly or indirectly through manufacturers in Italy, Spain, Brazil, India, China and Korea. The Company attempts to limit the concentration with any one manufacturer. However, approximately 58% and 46% of the dollar value of total handbag purchases by the Company were produced by one manufacturer in China utilizing many different factories, in 1999 and 1998, respectively. Approximately 43% and 58% of Kenneth Cole men's footwear purchases were from one manufacturer in Italy utilizing many different factories, during 1999 and 1998, respectively. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company's production needs.

5.  Other

   The Company, from time to time, is a party to litigation that arises in the normal course of its business operations. The Company presently is not a party to any such litigation that would have a material adverse effect on its business or operations.

Note K  - Shareholders' Equity

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

2.  Preferred stock

   The Company's Certificate of Incorporation authorizes the issuance of 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time as determined by the Board of Directors of the Company, without shareholder approval. Such preferred stock may be issued in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors. As discussed in note A (2), the Company issued, in a form of a dividend, 28,927 shares of Series A Convertible Preferred Stock on March 27, 2000. The financial statements reflect this dividend.

3.  Common Stock repurchase

   On August 13, 1999, the Board of Directors of the Company authorized management to repurchase, from time to time, an additional 1,000,000 shares up to an aggregate 1,500,000 shares of the Company's Class A Common Stock. As of December 31, 1999, 723,750 shares were repurchased in the open market at an aggregate price of $9,355,000 and have been recorded as treasury stock.

Note L   -  Licensing Agreement

  On July 1, 1999, the Company and Liz Claiborne Inc. (along with its subsidiaries and affiliates collectively "Liz Claiborne") entered into a multi-brand initiative to launch Kenneth Cole Productions, Inc. into the women's apparel market under an exclusive womenswear license agreement. The agreement granted Liz Claiborne rights to manufacture, distribute and sell women's sportswear under the licensed marks of Kenneth Cole, Kenneth Cole New York, Reaction Kenneth Cole and Unlisted.com. The initial term is through December 31, 2004, with options to renew through December 31, 2019 based upon Liz Claiborne reaching certain sales thresholds. During these periods, Liz Claiborne is obligated to pay the Company a percentage of net sales based upon the terms of the agreement. Simultaneously with the licensing agreement, Liz Claiborne purchased 1.5 million shares of Kenneth Cole Productions, Inc. Class A Common Stock par value $.01 per share at a price of $19.33 (adjusted to give effect for the Company's three-for-two stock split), the fair market value at the date of the agreement.

Note M  -  Related Party Transaction

  In December 1999, the Board of Directors authorized a $500,000 contribution payable to the Kenneth Cole Foundation.

Note N  -  Quarterly Financial Data (Unaudited)
     Summarized quarterly financial data for 1999 and 1998 appear below (in thousands, except per share data):

                             First    Second    Third     Fourth
                            Quarter   Quarter   Quarter   Quarter
1999
Net sales                   $ 63,533  $ 62,269  $ 81,327  $ 88,224
Licensing revenue              2,510     3,048     4,226     5,171
Net revenues                  66,043    65,317    85,553    93,395
Gross profit                  29,447    28,669    39,259    44,077
Operating income               7,851     5,846    13,233    13,686
Net income                     4,730     3,571     8,067     8,560
Earnings per share basic      $  .24    $  .18    $  .40    $  .41
Earnings per share diluted    $  .23    $  .17    $  .38    $  .39

1998
Net sales                   $ 52,029  $ 48,331  $ 62,010  $ 57,411
Licensing revenue              1,656     1,791     2,294     2,616
Net revenues                  53,685    50,122    64,304    60,027
Gross profit                  23,585    21,165    27,792    26,193
Operating income               6,659     4,008     9,377     6,546
Net income                     4,093     2,501     5,731     4,006
Earnings per share basic      $  .21    $  .13    $  .29    $  .21
Earnings per share diluted    $  .20    $  .12    $  .28    $  .20

Note O  -  Subsequent Event

   On February 14, 2000, the Board of Directors authorized, subject to shareholder approval, the establishment of a qualified Employee Stock Purchase Plan ("ESPP"), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's Class A Common Stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP is expected to commence during the second quarter of 2000.

   On  March  7,  2000,  the Company filed Form  S-8  registering
150,000 shares of Class A Common Stock for the ESPP.

                           Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KENNETH COLE PRODUCTIONS, INC.

                                   By  /s/ KENNETH D.COLE
                                        Kenneth D. Cole
                                   President and Chief Executive Officer

                                   Date: March 28, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature               Title                               Date

/S/ KENNETH D. COLE     President, Chief Executive           March 28, 2000
  Kenneth D. Cole       Officer and Director


/S/ PAUL BLUM           Executive Vice President             March 28, 2000
  Paul Blum             Chief Operating Officer and Director

/S/ STANLEY A. MAYER    Executive Vice President,            March 28, 2000
  Stanley A. Mayer      Chief Financial Officer, Treasure and Director

/S/ DAVID P. EDELMAN    Senior Vice President Finance        March 28, 2000
  David P. Edelman     (Principal Accounting Officer)

/S/ ROBERT C. GRAYSON   Director                             March 28, 2000
  Robert  C. Grayson

/S/ DENIS F. KELLY      Director                             March 28, 2000
  Denis F. Kelly

/S/ JEFFREY G. LYNN     Director                             March 28, 2000
  Jeffrey G. Lynn

                         Kenneth Productions, Inc.
                               Schedule II
                    Valuation and Qualifying Accounts
            For the years ended December 31, 1999, 1998, and 1997
                              (in thousands)

                                Balance at   Charged to               Balance
                                Beginning    Costs and                 at End
Description                     of Period     Expenses   Deductions   of Period
Year ended December 31, 1999
Allowance for doubtful accounts $  (125,000) $(1,344,000) $ 915,000 $  (554,000)
Reserve for returns and
  sales allowances               (3,300,000)  (5,057,000)            (8,357,000)
                                ------------ ------------ --------- ------------
                                $(3,425,000) $(6,401,000) $ 915,000 $(8,911,000)
                                ============ ============ ========= ============
Year ended December 31, 1998
Allowance for doubtful accounts $   (80,000) $  (197,000) $ 152,000 $  (125,000)
Reserve for returns and
  sales allowances               (2,900,000)    (400,000)            (3,300,000)
                                ------------ ------------ --------- ------------
                                 (2,980,000)    (597,000)   152,000  (3,425,000)
                                ============ ============ ========= ============
Year ended December 31, 1997
Allowance for doubtful accounts $   (65,000) $  (157,000) $ 142,000 $   (80,000)
Reserve for returns and
  sales allowances               (2,200,000)    (700,000)            (2,900,000)
                                ------------ ------------ --------- ------------
                                $(2,265,000) $  (857,000) $ 142,000 $(2,980,000)
                                ============ ============ ========= ============

                 Kenneth Cole Productions, Inc.
                          Exhibit 21.01
List of Subsidiaries                         State of Incorporation

Kenneth Cole Productions, Inc.                      New York
Kenneth Cole Financial Services, Inc.               New Jersey
Cole Carnegie, Inc.                                 New York
Kenth Ltd.                                          Hong Kong
Kenneth Cole Catalog, Inc.                          Virginia
Kenneth Cole Services, Inc.                         Delaware
K.C.P.L., Inc.                                      Delaware
Cole South Beach, Inc.                              Florida
Cole Somerset, Inc.                                 Michigan
Kenneth Cole Gilroy, Inc.                           California
Cole NorthPark, Inc.                                Texas
Cole Phipps, Inc.                                   Georgia
Cole Westchester, Inc.                              New York
Cole Tyson, Inc.                                    Virginia
Cole Napa, Inc.                                     California
Cole Destin, Inc.                                   Florida
Cole Prussia, Inc.                                  Pennsylvania
Cole Pentagon, Inc.                                 Virginia
Cole Sawgrass, Inc.                                 Florida
Kenneth Cole, Inc. (Secaucus Outlet)                New York
Cole Short Hills, Inc.                              New Jersey
Cole Cabazon, Inc.                                  California
Cole Copley, Inc.                                   Massachusetts
Cole Stanford, Inc.                                 California
Cole Roosevelt, Inc.                                New York
Cole Newbury, Inc.                                  Massachusetts
Cole Waikele, Inc. (Hawaii)                         New York
Cole Reading Outlet, Inc.                           Pennsylvania
Cole Broadway, Inc.                                 New York
Cole Amsterdam, B.V.                                Amsterdam
Cole Amsterdam, Inc.                                Delaware
Cole Clinton, Inc.                                  Connecticut
Cole Boca, Inc.                                     Florida
Cole Century City, Inc.                             California
Cole Georgetown, Inc.                               District of Columbia
Cole Dadeland, Inc.                                 Florida
Cole Aspen, Inc.                                    Delaware
Cole Houston, Inc.                                  Delaware
Cole Fashion Valley, Inc.                           Delaware
Cole Chestnut, Inc.                                 Delaware
Cole Oakbrook, Inc.                                 Delaware
Cole Santa Monica, Inc.                             Delaware
Cole Garden State, Inc.                             Delaware
Cole Grand Central, Inc.                            Delaware
Cole Riverhead, Inc.                                Delaware
Cole Las Vegas, Inc.                                Delaware
Cole Carlsbad, Inc.                                 Delaware
Cole Orlando, Inc.                                  Delaware
Cole Forum, Inc.                                    Delaware

                 Kenneth Cole Productions, Inc.
                   Exhibit 21.01 (continued)
List of Subsidiaries                         State of Incorporation

Cole Grant, Inc.                                    Delaware
Cole Honolulu, Inc.                                 Delaware
Cole Scottsdale, Inc.                               Delaware
Cole Leesburg, Inc.                                 Delaware(Formerly Cole
                                                    Perimeter, Inc.)
Cole Michigan Avenue, Inc.                          Delaware(Formerly Cole
                                                    South Street Seaport, Inc.)
Cole Franklin, Inc.                                 Delaware
Kenneth Cole Woodbury, Inc.                         Delaware
Cole SFC, LLC                                       Delaware
Cole New Orleans, Inc.                              Delaware
Cole Walnut Street, Inc.                            Delaware
Cole Venetian, LLC                                  Delaware
Riviera Holding, LLC (Columbus Lease)               Delaware
Cole Viejo, LLC                                     Delaware
Cole Jersey Gardens, LLC                            Delaware
Kenneth Cole Katy, LLC                              Delaware
Cole Galleria, Inc.                                 Delaware
Cole Camarillo, LLC                                 Delaware
Cole Tempe, LLC                                     Delaware
Cole Dawsonville, Inc.                              Delaware
Cole Pike, Inc.                                     Delaware
Cole 57th Street, LLC                               Delaware
Cole West Palm Beach, LLC                           Delaware
Cole 610 Fifth Avenue, LLC                          Delaware

                                        Exhibit 23.01



                  CONSENT OF ERNST & YOUNG LLP


We consent to the incorporation by reference in Registration Statement (Form S-8 No. 33-92094) pertaining to the Kenneth Cole Productions, Inc. 1994 Stock Option Plan and Registration Statement (Form S-8) pertaining to the Kenneth Cole Productions, Inc. Employee Stock Purchase Plan of our report dated February 25, 2000, with respect to the consolidated financial statements and schedule of Kenneth Cole Productions, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 1999, filed with the Securities and Exchange Commission.




                                   ERNST & YOUNG LLP




New York, New York
March 28, 2000