Form 10-Q
period 2000-03-31
COLE KENNETH PRODUCTIONS INC
filed 2000-05-12
CIK 921691

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              Form 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000


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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                                 May 10, 2000

     Class A Common Stock ( $.01 par value)            12,050,456
     Class B Common Stock ( $.01 par value)             5,785,398

                   Kenneth Cole Productions, Inc.
                            Index to 10-Q


Part I.    FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

 Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999..... 3

 Consolidated Statements of Income for the three months
   ended March 31, 2000 and 1999............................................ 5

 Consolidated Statement of Changes in Shareholders' Equity for the three months ended March 31, 2000  ............................................ 6

 Consolidated Statements of Cash Flows for the three months
   ended March 31, 2000 and 1999............................................ 7

 Notes to Consolidated Financial Statements................................. 8

Item 2.Management's Discussion and Analysis of Financial Condition
 and Results of Operations.................................................. 12

Item 3. Quantitative and Qualitative Disclosure about Market Risk........... 15

Part II.  OTHER INFORMATION

Item 1.Legal Proceedings.................................................... 15

Item 2.Changes in Securities and Use of Proceeds............................ 15

Item 3.Defaults Upon Senior Securities...................................... 15

Item 4.Submission of Matters to a Vote of Security Holders.................. 15

Item 5.Other Information.................................................... 15

Item 6.Exhibits and Reports on Form 8-K..................................... 15

Signatures.................................................................. 16

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


           Kenneth Cole Productions, Inc. and Subsidiaries

                     Consolidated Balance Sheets

                                                 March 31,     December 31,
                                                   2000           1999
                                                (Unaudited)
Assets
Current assets:
 Cash                                          $ 50,214,000   $ 71,415,000
 Due from factors                                44,364,000     26,925,000
 Accounts receivable, net                         2,094,000      6,990,000
 Inventories                                     47,962,000     39,553,000
 Prepaid expenses and other current assets          240,000        375,000
 Deferred taxes                                   1,766,000      1,766,000
                                               ------------   ------------
Total current assets                            146,640,000    147,024,000

Property and equipment - at cost, less
 accumulated depreciation                        18,362,000     19,431,000

Other assets:
 Deposits and deferred taxes                      3,331,000      3,352,000
 Deferred compensation plans assets               8,425,000      7,052,000
                                               ------------   ------------
Total other assets                               11,756,000     10,404,000
                                               ------------   ------------
Total assets                                   $176,758,000   $176,859,000
                                               ============   ============

    See accompanying notes to consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

               Consolidated Balance Sheets (continued)
                                                 March 31,     December 31,
                                                   2000            1999
                                                (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                              $ 25,769,000   $ 27,323,000
 Accrued expenses and other current liabilities   7,398,000     10,372,000
 Income taxes payable                             5,848,000      3,272,000
                                               ------------   ------------
Total current liabilities                        39,015,000     40,967,000

Deferred compensation                             8,425,000      7,052,000
Other                                             3,821,000      3,509,000

Commitments and contingencies

Shareholders' equity:
 Series A Convertible Preferred Stock,
  par value  $1.00, 1,000,000 shares
  authorized, 28,927 issued in 2000 and 1999         29,000         29,000
 Class A Common Stock, par value $.01,
  20,000,000 shares authorized, 13,087,817
  and 13,058,057 issued in 2000 and 1999            131,000        131,000
 Class B Common Stock, par value $.01,
  6,000,000 shares authorized, 5,785,398
  outstanding in 2000 and 1999                       58,000         58,000
 Additional paid-in capital                      53,695,000     53,140,000
 Accumulated other comprehensive income             289,000        235,000
 Retained earnings                               88,867,000     81,093,000
                                               ------------   ------------
                                                143,069,000    134,686,000
 Class A Common Stock in treasury, at cost,
  1,020,000 and 723,750 shares in 2000 and 1999 (17,572,000)    (9,355,000)
                                               ------------   ------------
Total shareholders' equity                      125,497,000    125,331,000
                                               ------------   ------------
Total liabilities and shareholders' equity     $176,758,000   $176,859,000
                                               ============   ============

    See accompanying notes to consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

                  Consolidated Statements of Income
                             (Unaudited)
                                                 Three Months Ended
                                                      March 31,
                                                 2000           1999
Net sales                                     $ 90,291,000    $ 63,533,000
Licensing revenue                                4,036,000       2,510,000
                                              ------------    ------------
Net revenue                                     94,327,000      66,043,000
Cost of goods sold                              51,070,000      36,596,000
                                              ------------    ------------
Gross profit                                    43,257,000      29,447,000

Selling, general and administrative expenses    31,103,000      21,596,000
                                              ------------    ------------
Operating income                                12,154,000       7,851,000

Interest income, net                               802,000          99,000
                                              ------------    ------------
Income before provision for income taxes        12,956,000       7,950,000

Provision for income taxes                       5,182,000       3,220,000
                                              ------------    ------------
Net income                                    $  7,774,000    $  4,730,000
                                              ============    ============
Earnings per share:
         Basic                                        $.37           $ .24
         Diluted                                      $.35           $ .23
Shares used to compute earnings per share:
         Basic                                  20,771,000      19,592,000
         Diluted                                22,058,000      20,277,000
<TABLE/>

           See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                   Series A
                           Class A            Class B            Convertible
                         Common Stock       Common Stock       Preferred Stock
                      Number               Number              Number
                    of shares    Amount   of shares  Amount   of shares  Amount
Shareholders'equity
 January 1, 2000    13,058,057  $131,000  5,785,398  $58,000   29,927    $29,000

Net income

Foreign currency
 translation adjustments

Comprehensive income

Exercise of stock
 options, including
 tax benefit            29,760

Purchase of Class A
 Common Stock
                    ------------------------------------------------------------
Shareholders'equity
 March 31, 2000     13,087,817  $131,000  5,785,398  $58,000   28,927    $29,000
                    ============================================================

                                        Accumulated
                        Additional         Other
                         Paid-in       Comprehensive      Retained
                         Capital          Income          Earnings
Shareholders' equity
 January 1, 2000       $ 53,140,000    $ 235,000        $ 81,093,000

Net Income                                                 7,774,000

Foreign currency
 translation adjusments                   54,000

Comprehensive Income

Exercise of stock
 options, including
 tax benefit                555,000

Purchase of Class A
 Common Stock
                       ----------------------------------------------
Shareholders' equity
 March 31, 2000        $ 53,695,000    $ 289,000        $ 88,867,000
                       ==============================================

                             Treasury Stock

                          Number of
                           Shares      Amount           Total
Shareholders' equity
 January 1, 2000          (723,000)   $ (9,355,000)  $125,331,000

Net Income                                              7,774,000

Foreign currency
 translation ajustments                                    54,000
                                                     ------------
Comprehensive Income                                    7,828,000

Exercise of stock
 options, including
 tax benefit                                              555,000

Purchase of Class A
 Common Stock             (296,250)     (8,217,000)    (8,217,000)
                        -----------------------------------------
Shareholders' equity
 March 31, 2000         (1,020,000)   $(17,572,000)  $125,497,000
                        =========================================

          See accompanying notes to consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

                  Consolidated Statements of Cash Flows
                             (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        2000          1999
Cash flows from operating activities
Net income                                          $  7,774,000  $  4,730,000
Adjustments to reconcile net income to net cash
 used in operating activities:
 Depreciation and amortization                         1,439,000       803,000
 Unrealized gain on deferred compensation               (245,000)     (766,000)
 Provision for bad debts                                  76,000       320,000
 Changes in assets and liabilities:
  Increase in due from factors                       (17,439,000)  (13,286,000)
  Decrease in accounts receivable                      4,820,000       819,000
  Increase in inventories                             (8,409,000)   (1,214,000)
  Decrease in prepaid expenses & other current assets    135,000       682,000
  Increase in other assets                            (1,107,000)     (429,000)
  Decrease in accounts payable                        (1,554,000)   (1,164,000)
  Increase in income taxes payable                     2,869,000     1,373,000
  Decrease in accrued expenses and other
    current liabilities                               (2,978,000)   (1,714,000)
  Increase in other non-current liabilities            1,733,000     1,931,000
                                                    ------------  ------------
Net cash used in operating activities                (12,886,000)   (7,915,000)

Cash flows from investing activities
Acquisition of property and equipment, net              (370,000)     (436,000)
                                                    ------------  ------------
Net cash used in investing activities                   (370,000)     (436,000)

Cash flows from financing activities
Proceeds from exercise of stock options                  262,000       276,000
Purchase of treasury stock                            (8,217,000)
Principal payments on capital lease obligations          (44,000)      (41,000)
                                                    ------------  ------------
Net cash (used in) provided by financing activities   (7,999,000)      235,000
Effect of exchange rate changes on cash                   54,000        65,000
                                                    ------------  ------------
Net decrease in cash                                 (21,201,000)   (8,051,000)
Cash, beginning of period                             71,415,000    13,824,000
                                                    ------------  ------------
Cash, end of period                                 $ 50,214,000  $  5,773,000
                                                    ============  ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest                                        $     16,000  $     46,000
    Income taxes                                    $  2,313,000  $  1,847,000

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

     Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     The  consolidated  balance  sheet  at  December  31,  1999,   as
presented, was derived from the audited financial statements as of December 31, 1999 included in the Company's Form 10-K.

2.  Comprehensive Income

     Comprehensive income amounted to $7,828,000 and $4,795,000 for the three month periods ended March 31, 2000 and 1999, respectively.

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

           Kenneth Cole Productions, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                             (Unaudited)

4.  Segment Information

The Company has three reportable segments: Wholesale, Consumer Direct and Licensing. The Company's reportable segments are business units that offer different products and services or similar products through different channels of distribution. The Wholesale segment is comprised of design, sourcing and marketing a broad range of quality footwear and handbags for wholesale distribution. The Consumer Direct segment reflects the operations of all businesses conducting business directly with retail consumers, including the Company's full price retail stores, outlet stores, catalog and e-commerce sites. The Licensing segment consists of the operations of licensing the Company's trademarks for specific products in specified geographic regions. The Company evaluates segment performance and allocates resources to segments based on segment income before taxes.
Intercompany profit on intersegment sales between Wholesale and Consumer Direct is eliminated in consolidation.

  Financial information of the Company's reportable segments is as follows (in thousands):

                                              Three Months Ended
                                                March 31, 2000
                                               Consumer
                                   Wholesale    Direct    Licensing     Totals
Revenues from external customers   $  61,481   $  28,810    $   4,036  $  94,327
Intersegment revenues                  7,183                               7,183
Segment income before provision for
  Income taxes                         9,276       4,970        2,854     17,100
Segment assets                       143,142      34,988          826    178,956

                                              Three Months Ended
                                                March 31, 1999
                                               Consumer
                                   Wholesale    Direct    Licensing     Totals

Revenues from external customers   $  43,403   $  20,130    $  2,510   $  66,043
Intersegment revenues                  5,974                               5,974
Segment income before provision for
  Income taxes                         6,353       2,682       2,025      11,060
Segment assets                        73,473      29,624         820     103,917



           Kenneth Cole Productions, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                             (Unaudited)


The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):

                                            Three Months Ended
                                           March 31,    March 31,
                                             2000         1999
Revenues
Revenues for external customers            $  94,327    $  66,043
Intersegment revenues                          7,183        5,974
Elimination  of intersegment revenues         (7,183)      (5,974)
                                           ---------    ---------
  Total consolidated revenues              $  94,327    $  66,043
                                           =========    =========
Income
Total profit for reportable segments       $  17,100    $  11,060
Elimination  of intersegment profit and
  Unallocated corporate overhead              (4,144)      (3,110)
                                           ---------    ---------
  Total income before income taxes         $  12,956    $   7,950
                                           =========    =========
Assets
Total assets for reportable segments       $ 178,956    $ 103,917
Elimination of inventory profit
  in consolidation                            (2,198)      (1,781)
                                           ---------    ---------
  Total consolidated assets                $ 176,758    $ 102,136
                                           =========    =========

Revenues from international customers are less than two percent of the Company's consolidated revenues.



           Kenneth Cole Productions, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                             (Unaudited)


5.  Stock Split

      On February 23, 2000, the Board of Directors declared a three-for-two stock split to be effected in the form of a stock dividend. Shareholders of record on March 6, 2000 received, on March 27, 2000, one additional share of common stock for each two shares held.

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

6.   Related Party Transaction

     On March 29, 2000, the Company made a $500,000 contribution to the Kenneth Cole Foundation, of which Mr. Cole is co-trustee. The Kenneth Cole Foundation, a not for profit organization, fosters programs to aid primarily in the fields of education, medical research and arts and culture. For many years the foundation has strived to contribute to the Company's goodwill, and management believes it continues to serve similar interests to that of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenue for the three months ended March 31, 2000 and March 31, 1999.

                                      Three Months Ended
                                  March 31,          March 31,
                                    2000               1999
Net sales                       $ 90,291   95.7%     $ 63,533   96.2%
Licensing revenue                  4,036    4.3         2,510    3.8
Net revenue                       94,327  100.0        66,043  100.0
Gross profit                      43,257   45.9        29,447   44.6
Selling, general &
 administrative expenses          31,103   33.0        21,596   32.7
Operating income                  12,154   12.9         7,851   11.9
Interest income, net                (802)   (.9)          (99)   (.1)
Income before income taxes        12,956   13.8         7,950   12.0
Income tax expense                 5,182    5.5         3,220    4.8
Net income                         7,774    8.3         4,730    7.2

Three  Months  Ended  March 31, 2000 Compared to Three  Months  Ended
March  31,1999

     Consolidated net revenues increased 42.8% to $94.3 million for the three months ended March 31, 2000 compared to $66.0 million for the three months ended March 31, 1999.

     Wholesale net sales (including sales to its Consumer Direct business segment) increased $19.3 million or 39.1% for the three months ended March 31, 2000 to $68.7 million from $49.4 million for the three months ended March 31, 1999. This increase is primarily attributable to the increase in sales of Reaction Kenneth Cole women's footwear and in sales of men's footwear across all three brands, Kenneth Cole New York, Reaction Kenneth Cole and Unlisted.com.

     Net sales in the Company's Consumer Direct segment increased $8.7 million or 43.1% to $28.8 million for the three months ended March 31, 2000 compared to $20.1 million for the three months ended March 31, 1999. The increase in net sales is due to the increase in number of stores as well as a comparable stores sales increase of approximately 23.0%. Of the total increase, $4.4 million was attributable to the comparable store sales increase, and $3.6 million was attributable to the portion of 2000 sales of stores not open for all of 1999 and new stores opened in 2000. The Company believes that its retail stores seamlessly showcase both the Company's and its licensee's products and that this comprehensive presentation reinforces the Kenneth Cole lifestyle brand, thereby increasing consumer demand and awareness.


     Licensing revenue increased 60.8% to $4.0 million for the three months ended March 31, 2000 from $2.5 million for the three months ended March 31, 1999. This increase primarily reflects the incremental revenues from sales of existing licensees, with the most significant increases from men's apparel product classifications associated with increased sales of existing licensed products.

      Consolidated gross profit as a percentage of net revenue increased to 45.9% for the three months ended March 31, 2000 from 44.6% for the comparable period last year. This increase is due to higher margins in the Company's wholesale and consumer direct segments and an increase in the proportion of revenue from the licensing division, which produces higher margins than the Company's consolidated gross profit percentage. Sales from the Consumer Direct Segment were 30.5% of net consolidated revenue for the three months ended March 31, 2000 and 1999. Licensing revenue, which has no associated cost of goods sold, increased as a percentage of net revenues to 4.3% for the three months ended March 31, 2000 compared to 3.8% for the comparable period last year.

     Selling, general and administrative expenses, including shipping and warehousing, increased 44.0% to $31.1 million (or 33.0% of net revenue) for the three months ended March 31, 2000 from $21.6 million (or 32.7% of net revenue) for the three months ended March 31, 1999. This 30 basis point increase as a percentage of revenue is primarily attributable to the Company's continued investment in infrastructure as well as information systems for the Company's internet and e-commerce initiatives.

      Interest income increased to $802,000 from $99,000 in the comparable period in 1999. The increase is the result of higher average cash balances generated from internal operations and from the $29 million received by the Company from the sale of 1,500,000 shares of its Class A Common Stock to Liz Claiborne, Inc. during the third quarter of 1999.

      The Company's effective tax rate has decreased to 40.0% for the three month period ended March 31, 2000 from 40.5% in the corresponding period in 1999. The decrease is due to the relative level of earnings in the various state and local taxing jurisdictions in which the Company conducts business.

     As a result of the foregoing, net income increased 64.4% for the three months ended March 31, 2000 to $7.8 million (8.3% of net revenue) from $4.7 million (7.2% of net revenue) for the three months ended March 31, 1999.

      Liquidity and Capital Resources

     The Company uses cash from operations and borrowings under its line of credit as the primary sources of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances. Cash used by operating activities was $12.9 million for the  three  months ended March 31, 2000 compared to $7.9 million  for the three months ended March 31, 1999. The decrease in cash flows provided by operating activities is primarily attributable to the timing of factor remittances and increased inventory levels to support sales growth. At March 31, 2000 and December 31, 1999 working capital was $107.6 million and $106.1 million, respectively.

     The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25.0 million to finance working capital requirements. Open letters of credit in the amount of $4.3 million reduced the amount available under the line of credit from $25.0 million to $20.7 million at March 31, 2000.

     Capital expenditures totaled approximately $0.4 million for the three months ended March 31, 2000 and 1999, respectively. Capital expenditures relate primarily to the Company's retail and outlet store expansion and to further development of the Company's information and distribution systems.

     In December 1998, the Company entered into a 15-year lease with a ten year renewal option, which over the next five year period, will provide the Company with approximately 126,000 square feet of office space, enabling it to relocate its corporate headquarters within New York City. The Company has commenced renovations and expects to begin relocation in mid-2000. Currently the Company expects to incur capital expenditures of approximatley $10-15 million over the next one to three years, in connection with this office space.

     The Company believes that it will be able to satisfy its cash requirements for the next year, including requirements for its retail expansion, new corporate office space and information systems improvements, primarily with cash flow from operations, current cash levels and, if necessary, with borrowings under its line of credit.

Year 2000

     In late 1999, the Company completed its replacement, remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $1.0 million during 1999 in connection with preparing for year 2000. The Company continues to incur handling and other related charges from its retail customers resulting from issues arising from the implementation of the new systems. However, the Company believes these issues are not material and are being corrected in a prioritized manner. In addition, the Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its information systems and those of its suppliers and vendors throughout the year 2000 to ensure any latent Year 2000 issues that may arise are addressed promptly.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not believe it has a material exposure to market risk. The Company is primarily exposed to currency exchange-rate risks with respect to its inventory transactions denominated in Italian Lira and Spanish Pesetas, both of which have been converted to the Euro effective January 1, 1999. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing foreign exchange forward contracts to fix its costs on future purchases. The Company does not enter into foreign currency transactions for speculative purposes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels, a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's year-to-date and projected 2000 and actual 1999 net income.

                     Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.  None

Item 2.   Changes in Securities and Use of Proceeds.  None

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

          27.01   Financial Data Schedule.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kenneth Cole Productions, Inc.
                                        Registrant




May 12, 2000                       /s/ STANLEY A. MAYER
                                   Stanley A. Mayer
                                   Executive Vice President and
                                   Chief Financial Officer

                          INDEX OF EXHIBITS


                                                           Sequential
Exhibit Number        Description                            Page No.


27.01                 Financial Data Schedule                   14