Form 10-Q
period 2000-06-30
COLE KENNETH PRODUCTIONS INC
filed 2000-08-11
CIK 921691

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              Form 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2000


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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                     Class                         August 10, 2000

     Class A Common Stock ($.01 par value)            11,736,777
     Class B Common Stock ($.01 par value)             8,678,097

                   Kenneth Cole Productions, Inc.
                            Index to 10-Q


Part I.    FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999...3

     Consolidated Statements of Income for the three and six month periods ended June 30, 2000 and 1999....................................5

     Consolidated Statement of Changes in Shareholders' Equity for
     the six month period ended June 30, 2000................................6

     Consolidated Statements of Cash Flows for the six month periods ended June 30, 2000 and 1999............................................7

     Notes to Consolidated Financial Statements..............................8

Item 2.Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................12

Item 3. Quantitative and Qualitative Disclosure about Market Risk...........16

Part II.  OTHER INFORMATION

Item 1.Legal Proceedings....................................................17

Item 2.Changes in Securities and Use of Proceeds............................17

Item 3.Defaults Upon Senior Securities......................................17

Item 4.Submission of Matters to a Vote of Security Holders..................17

Item 5.Other Information....................................................18

Item 6.Exhibits and Reports on Form 8-K.....................................18

Signatures..................................................................19

                     PART I - FINANCIAL INFORMATION

             Kenneth Cole Productions, Inc. and Subsidiaries

ITEM 1. FINANCIAL STATEMENTS

                     Consolidated Balance Sheets


                                                 June 30,     December 31,
                                                   2000          1999
                                                (Unaudited)

Assets
Current assets:
 Cash                                          $ 43,248,000   $ 71,415,000
 Due from factors                                32,937,000     26,925,000
 Accounts receivable, net                         6,954,000      6,990,000
 Inventories                                     48,652,000     39,553,000
 Prepaid expenses and other current assets        1,573,000        375,000
 Deferred taxes                                   1,766,000      1,766,000
                                               ------------   ------------
Total current assets                            135,130,000    147,024,000


Property and equipment - at cost,
less accumulated depreciation                    24,860,000     19,431,000



Other assets:
 Deposits and deferred taxes                      3,174,000      3,352,000
 Deferred compensation plan assets                8,313,000      7,052,000
                                               ------------   ------------
Total other assets                               11,487,000     10,404,000
                                               ------------   ------------
Total assets                                   $171,477,000   $176,859,000
                                               ============   ============


          See accompanying notes to consolidated financial statements.

               Kenneth Cole Productions, Inc. and Subsidiaries

                  Consolidated Balance Sheets (continued)

                                                 June 30,     December 31,
                                                   2000           1999
                                                (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                              $ 29,940,000   $ 27,323,000
 Accrued expenses and other current liabilities   9,285,000     13,644,000
                                               ------------   ------------
Total current liabilities                        39,225,000     40,967,000


Deferred compensation                             8,313,000      7,052,000
Other                                             4,178,000      3,509,000

Commitments and contingencies

Shareholders' equity:

 Class A Common Stock, par value $.01,
  20,000,000 shares authorized, 13,168,036,
  and 13,058,057 issued in 2000 and 1999            132,000        131,000
 Class B Common Stock, par value $.01,
  9,000,000 shares authorized,
  8,678,097 outstanding in 2000 and 1999             87,000         87,000

 Additional paid-in capital                      55,642,000     53,140,000
 Accumulated other comprehensive income             352,000        235,000

 Retained earnings                               95,278,000     81,093,000
                                                -----------    -----------
                                                151,491,000    134,686,000

 Class A Common Stock in treasury, at cost,
  1,420,000 and 723,750 shares in 2000 and 1999 (31,730,000)    (9,355,000)
                                                -----------    -----------
Total shareholders' equity                      119,761,000    125,331,000
                                                -----------    -----------
Total liabilities and shareholders' equity    $ 171,477,000  $ 176,859,000
                                              =============  =============

         See accompanying notes to consolidated financial statements.

             Kenneth Cole Productions, Inc. and Subsidiaries

                  Consolidated Statements of Income
                             (Unaudited)
                          Three Months Ended           Six Months Ended
                               June 30,                     June 30,
                          2000         1999            2000         1999
Net sales            $ 85,303,000  $ 62,269,000    $175,594,000  $125,802,000
Licensing revenue       5,339,000     3,048,000       9,375,000     5,558,000
                     ------------  ------------    ------------  ------------
Net revenue            90,642,000    65,317,000     184,969,000   131,360,000
Cost of goods sold     50,350,000    36,648,000     101,420,000    73,244,000
                     ------------  ------------    ------------  ------------
Gross profit           40,292,000    28,669,000      83,549,000    58,116,000

Selling, general
 and administrative
 expenses              30,152,000    22,823,000      61,255,000    44,419,000
                     ------------  ------------    ------------  ------------
Operating income       10,140,000     5,846,000      22,294,000    13,697,000
Interest income, net      545,000       156,000       1,347,000       255,000
                     ------------  ------------    ------------  ------------
Income before
 provision for
 income taxes          10,685,000     6,002,000      23,641,000    13,952,000
Provision for
 income taxes           4,274,000     2,431,000       9,456,000     5,651,000
                     ------------  ------------    ------------  ------------
Net income           $  6,411,000  $  3,571,000    $ 14,185,000  $  8,301,000
                     ============  ============    ============  ============

Earnings per share:
         Basic       $        .31  $        .18    $        .69  $        .42
         Diluted     $        .29  $        .17    $        .65  $        .41

Shares used to
 compute earnings
 per share:
         Basic         20,513,000    19,629,000      20,642,000    19,610,000
         Diluted       21,848,000    20,550,000      21,953,000    20,400,000


            See accompanying notes to consolidated financial statements.

                Kenneth Cole Productions, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                              Class A                Class B
                           Common Stock             Common Stock
                        Number                    Number
                       of shares    Amount       of shares    Amount
Shareholders'equity
 January 1, 2000       13,058,057  $131,000      8,678,097   $87,000

Net Income

Foreign Currency
 translation adjustment

Comprehensive Income

Exercise of stock
 options including
 tax benefit              109,979     1,000

Purchase of Class A
 Common Stock
                      ----------------------------------------------
Shareholders' equity
 June 30, 2000         13,168,036  $132,000      8,678,097   $87,000
                      ==============================================

                                          Accumulated
                       Additional            Other
                         Paid-in         Comprehensive        Retained
                         Capital             Income           Earnings
Shareholders' equity
 January 1, 2000       $53,140,000          $235,000        $81,093,000

Net Income                                                   14,185,000

Foreign Currency
 translation adjustment                      117,000

Comprehensive income

Exercise of stock
 options including
 tax benefit             2,502,000

Purchase of
Class A Common
Stock
                       ------------------------------------------------
Shareholders' equity
 June 30, 2000          $55,642,000         $352,000        $95,278,000
                       ================================================

                              Treasury Stock
                          Number of
                           Shares             Amount            Total
Shareholders' equity
 January 1, 2000           (723,750)          $ (9,355,000)      $125,331,000

Net Income                                                         14,185,000

Foreign Currency
 translation adjustment                                               117,000
                                                                 ------------
Comprehensive Income                                               14,302,000

Exercise of stock options,
 including tax benefit                                              2,503,000

Purchase of Class A
 Common Stock              (696,250)           $(22,375,000)      (22,375,000)
                         -----------------------------------------------------
Stockholders' equity
 June 30, 2000           (1,420,000)           $(31,730,000)     $119,761,000
                         =====================================================

                See accompanying notes to consolidated financial statements.

                Kenneth Cole Productions, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                               (Unaudited)
                                                  Six Months Ended
                                                       June 30,
                                                  2000         1999
Cash flows from operating activities
Net income                                    $  14,185,000  $  8,301,000
Adjustments to reconcile net income to net
 cash used in operating activities:
 Depreciation and amortization                    1,770,000     1,704,000
 Unrealized loss (gain) on deferred compensation    379,000      (799,000)
 Provision for bad debts                            150,000       715,000
 Changes in assets and liabilities:
  Increase in due from factors                   (6,012,000)   (6,453,000)
  (Increase) decrease in accounts receivable       (114,000)    1,392,000
  Increase in inventories                        (9,099,000)   (5,944,000)
  (Increase) decrease in prepaid expenses &
   other current assets                          (1,198,000)    1,139,000
  Increase in other assets                       (1,462,000)     (970,000)
  Increase in accounts payable                    2,617,000     6,395,000
  Decrease in income taxes payable               (2,466,000)   (1,215,000)
  Decrease in accrued expenses and other
   current liabilities                             (532,000)       (3,000)
  Increase in other non-current liabilities       2,027,000     2,791,000
                                                ------------  ------------
Net cash provided by operating activities           245,000     7,053,000

Cash flows from investing activities
Acquisition of property and equipment, net       (7,199,000)   (3,932,000)
                                                ------------  ------------
Net cash used in investing activities            (7,199,000)   (3,932,000)

Cash flows from financing activities
Proceeds from exercise of stock options           1,135,000       608,000
Purchase of treasury stock                      (22,375,000)
Principal payments on capital lease obligations     (90,000)      (82,000)
                                                ------------  ------------
Net cash (used in) provided by financing
 activities                                     (21,330,000)      526,000
Effect of exchange rate changes on cash             117,000       129,000
                                                ------------  ------------
Net (decrease) increase in cash                 (28,167,000)    3,776,000
Cash, beginning of period                        71,415,000    13,824,000
                                                ------------  ------------
Cash, end of period                            $ 43,248,000  $ 17,600,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest                                  $     32,000   $    67,000
     Income taxes                              $ 11,922,000   $ 6,867,000

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

     Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     The  consolidated  balance  sheet  at  December  31,  1999,   as
presented, was derived from the audited financial statements as of December 31, 1999 included in the Company's Form 10-K.


2.  Comprehensive Income

     Comprehensive income amounted to $14,302,000 and $8,430,000 for the six month periods ended June 30, 2000 and 1999, respectively. Comprehensive income for the three month periods ended June 30, 2000 and 1999 amounted to $6,474,000 and $3,635,000, respectively.


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

                Kenneth Cole Productions, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


4.  Segment Information

The Company has three reportable segments: Wholesale, Consumer Direct and
Licensing.   The  Company  evaluates segment  performance  and  allocates resources to segments based on segment income before taxes and unallocated corporate overhead. Intercompany profit on intersegment sales between wholesale and Consumer Direct is eliminated in consolidation.

  Financial information of the Company's reportable segments is as follows (in thousands):

                                         Three Months Ended
                                           June 30, 2000
                                              Consumer
                                 Wholesale     Direct     Licensing    Totals
Revenues from external customers $ 53,216     $ 32,087      $ 5,339   $ 90,642
Intersegment revenues               5,609                                5,609
Segment income before provision
 for Income taxes                   5,984        4,272        3,735     13,991
Segment assets                    137,875       35,177          824    173,876


                                         Three Months Ended
                                           June 30, 1999
                                              Consumer
                                 Wholesale     Direct     Licensing    Totals
Revenue from external customers  $ 38,349     $ 23,920      $ 3,048   $ 65,317
Intersegment revenues               4,681                                4,681
Segment income before provision
 for Income taxes                   2,334        3,617        2,521      8,472
Segment assets                     86,148       28,328          881    115,357

                                           Six Months Ended
                                             June 30, 2000
                                              Consumer
                                 Wholesale     Direct     Licensing    Totals
Revenue from external customers  $114,697     $ 60,897      $ 9,375   $184,969
Intersegment revenues              12,792                               12,792
Segment income before provision
 for Income taxes                  15,260        9,242        6,589     31,091

                                           Six Months Ended
                                             June 30, 1999
                                              Consumer
                                 Wholesale     Direct     Licensing    Totals
Revenue from external customers  $ 81,752     $ 44,050      $ 5,558   $131,360
Intersegment revenues              10,655                               10,655
Segment income before provision
 for Income taxes                   8,635        6,300        4,597     19,532


                Kenneth Cole Productions, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):

                                  Three Months Ended      Six Months Ended
                                  June 30,   June 30,    June 30,    June 30,
                                    2000       1999        2000        1999
Revenues
Revenues for external customers   $ 90,642   $ 65,317     $184,969   $131,360
Intersegment revenues                5,609      4,681       12,792     10,655
Elimination of intersegment
 revenues                           (5,609)    (4,681)     (12,792)   (10,655)
                                  ---------  ---------    ---------  ---------
  Total consolidated revenues     $ 90,642   $ 65,317     $184,969   $131,360
                                  =========  =========    =========  =========

Income
Total profit for reportable
segments                          $ 13,991   $  8,472     $ 31,091   $ 19,532
Elimination of intersegment
  profit and Unallocated corporate
  overhead                          (3,306)    (2,470)      (7,450)    (5,580)
                                  ---------  ---------    ----------  --------
  Total income before income
   taxes                          $ 10,685   $  6,002     $ 23,641   $ 13,952

Assets
Total assets for reportable
 segments                         $173,876   $115,357
Elimination of inventory profit
 and intercompany investment in
 consolidation                      (2,399)    (1,753)
                                  ---------  ---------
 Total consolidated assets         171,477    113,604
                                  =========  =========


           Kenneth Cole Productions, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements
                             (Unaudited)



5.    Stock Split

     On   February  23,  2000,  the  Board  of  Directors  declared  a  three-
for-two stock split to be effected in the form of a stock dividend. Shareholders of record on March 6, 2000 received, on March 27, 2000, one additional share of common stock for each two shares held.

      In order to have effectuated the stock split for the shares of outstanding Class B Common Stock, 2,892,699 shares of Class B Common
Stock  would  have  been  required  to  be  issued.   As  of  March  6,  2000,
214,602 shares of authorized but unissued Class B Common Stock remained available for future issuance. As a result, an insufficient number of authorized and unissued shares of Class B Common Stock were available for distribution on March 27, 2000, the distribution date for the stock split. Therefore, the Company issued in the form of a dividend 28,927 shares of its Series A Convertible Preferred Shares to the holders of Class B Common Stock in lieu of shares of Class B Common Stock. Each share of Series A Convertible Preferred Stock is automatically convertible into 100 shares of Class B Common Stock upon  the  due  authorization  of  a  sufficient  number  of  Class  B  Common
Stock   to   permit  such  conversion.   On  May  25,  2000,  the   Board   of
Directors  approved  a  resolution  to  increase  the  number  of  shares   of
Class  B  Common  Stock  from  6.0  million  to  9.0  million  to  permit  the conversion, thereby providing the holders of Series A Convertible Preferred Stock with the shares of Class B Common Stock that should
have  been  issued  to  them  pursuant to  the  stock  split.   As  a  result,
all 28,927 shares of Series A Convertible Preferred Stock were converted into 2,892,699 shares of Class B Common Stock.

      All  applicable  share  and  per  share  data  have  been  adjusted  for
the   stock   split  and  subsequent  conversion  of  Series   A   Convertible
Preferred Stock to Class B Common Stock.


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






Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenue for the three and six months ended June 30, 2000 and June 30, 1999.

                                        Three Months Ended

(in thousands)                June 30, 2000               June 30, 1999
Net sales                 $ 85,303       94.1%          $ 62,269     95.3%
Licensing revenue            5,339        5.9              3,048      4.7
Net revenue                 90,642      100.0             65,317    100.0
Gross profit                40,292       44.5             28,669     43.9
Selling, general &
 administrative expenses    30,152       33.3             22,823     34.9
Operating income            10,140       11.2              5,846      9.0
Interest income, net           545        0.6                156      0.2
Income before income taxes  10,685       11.8              6,002      9.2
Income tax expense           4,274        4.7              2,431      3.7
Net income                   6,411        7.1              3,571      5.5

                                        Six Months Ended
(in thousands)                June 30, 2000               June 30, 1999

Net Sales                  175,594       94.9            125,802     95.8
Licensing revenue            9,375        5.1              5,558      4.2
Net revenue                184,969      100.0            131,360    100.0
Gross profit                83,549       45.2             58,116     44.2
Selling, general &
 administrative expenses    61,255       33.1             44,419     33.8
Operating income            22,294       12.1             13,697     10.4
Interest income, net         1,347        0.7                255      0.2
Income before income taxes  23,641       12.8             13,952     10.6
Income tax expense           9,456        5.1              5,651      4.3
Net income                  14,185        7.7              8,301      6.3

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Consolidated net revenues increased 38.8% to $90.6 million for the three months ended June 30, 2000 compared to $65.3 million for the three months ended June 30, 1999.

     Wholesale net sales (including sales to its Consumer Direct business segment) increased $15.8 million or 36.7% for the three months ended June 30, 2000 to $58.8 million from $43.0 million for the three months ended June 30, 1999. This increase is primarily attributable to an increase in sales of men's footwear in each of the Company's three brands and sales increases in Reaction Kenneth Cole and Kenneth Cole New York women's footwear.

     Net sales in the Company's Consumer Direct segment increased $8.2 million or 34.1% to $32.1 million for the three months ended
June  30,  2000 compared to $23.9 million for the three months  ended
June 30, 1999. The improvement in net sales is due to the increase in number of stores as well as a comparable stores sales increase of 15.2%. Retail stores opened subsequent to June 30, 1999 contributed $4.1 million of net sales during the three-month period ended June 30, 2000. The Company believes that its retail stores convey the image of the Company and seamlessly showcase both Company and licensee products and that this comprehensive presentation reinforces the Kenneth Cole New York lifestyle brand, thereby increasing consumer awareness and demand.

     Licensing revenue increased 75.2% to $5.3 million for the three months ended June 30, 2000 from $3.0 million for the three months ended June 30, 1999. This increase primarily reflects the incremental revenues associated with increased sales of existing licensed products. Licensing revenue increased as a percentage of net revenues to 5.9% for the three months ended June 30, 2000 compared to 4.7% for the three months ended June 30, 1999.

     Consolidated gross profit as a percentage of net revenue increased to 44.5% for the three months ended June 30, 2000 from 43.9% for the comparable period last year. This increase is primarily due to the increased proportion of revenue from the Licensing segment which has no associated cost of goods sold and produces substantially higher margins than the Company's consolidated gross profit percentages. Partially offsetting this increase were slightly lower wholesale margins on sales of certain women's footwear in the junior market price points. Net sales from the Consumer Direct segment were 35.4% of net consolidated revenue for the three months ended June 30, 2000 compared to 36.6% for the three months ended June 30, 1999.

     Selling, general and administrative expenses, including shipping and warehousing, increased 32.1% to $30.2 million (or 33.3% of net revenues) for the three months ended June 30, 2000 from $22.8 million (or 34.9% of net revenues) for the three months ended June 30, 1999.
The   decrease   as  a  percentage  of  net  revenues  is   primarily
attributable to certain economies realized in the wholesale segment, which grew 36.7%, along with the decline in the proportion of revenue from the Company's Consumer Direct segment, which operates at a higher cost structure than its wholesale operations.

     The Company's effective tax rate has decreased to 40.0% for the three month period ended June 30, 2000 from 40.5% in the corresponding period in 1999. The decrease is due to the relative level of earnings in the various state and local taxing jurisdictions in which the Company conducts business.

     As a result of the foregoing, operating income increased 73.5% for the three months ended June 30, 2000 to $10.1 million (11.2% of net revenue) from $5.8 million (9.0% of net revenue) for the three months ended June 30, 1999.

     Interest income increased to $545,000 from $156,000 in the comparable period in 1999. The increase is the result of higher cash balances generated from internal operations and the $29 million received from the sale of Class A Common Stock to Liz Claiborne, Inc. during the third quarter of 1999 offset by capital expenditures for the Company's new headquarters and the purchase of $22.4 million in treasury stock.

Six months Ended June 30, 2000 Compared to Six Months Ended June 30,
1999

      Consolidated net revenues increased 40.8% to $185.0 million for the six months ended June 30, 2000 compared to $131.4 million for the six months ended June 30, 1999. This increase is primarily due to volume increases in each of the Company's operating segments:
Wholesale, Consumer Direct and Licensing.

      Wholesale net sales (including sales to its Consumer Direct business segment) increased $35.1 million or 38.0% for the six months ended June 30, 2000 to $127.5 million from $92.4 million for the six months ended June 30, 1999. This increase is primarily attributable to an increase in sales of men's footwear and Reaction Kenneth Cole women's footwear. The overall increase is due to increased sales by new and existing customers due a continued growing consumer acceptance of Kenneth Cole New York as a premier lifestyle brand.

      Net sales in the Company's Consumer Direct segment increased $16.8 million or 38.2% to $60.9 million for the six months ended June 30, 2000 compared to $44.1 million for the six months ended June 30, 1999. The improvement in net sales is due to the increase in the number of stores as well as a comparable store sales increase of 18.8%. Retail stores opened since June 30, 1999 contributed $7.7 million of net sales during the six-month period ended June 30, 2000.

      Licensing revenue increased 68.7% to $9.4 million for the six months ended June 30, 2000 from $5.6 million for the six months ended June 30, 1999. This increase primarily reflects the incremental revenues in sales of existing licensees. Licensing revenue increased as a percentage of the net revenues to 5.1% of the six months ended June 30, 2000 compared to 4.2% for the six months ended June 30, 1999.

      Consolidated gross profit as a percentage of net revenue increased to 45.2% for the six months ended June 30, 2000 from 44.2% for the comparable period last year. This increase is primarily due to the increased proportion of revenue from the Licensing segment, which has no associated cost of goods sold. Wholesale sales as a percentage of net revenue remained relatively constant while, net sales from the Consumer Direct segment were 32.9% of net consolidated revenue for the six months ended June 30, 2000 compared to 33.5% for the six months ended June 30, 1999.

     Selling, general and administrative expenses, including shipping and warehousing, increased 37.9% to $61.3 million (or 33.1% of net revenues) for the six months ended June 30, 2000 from the $44.4 million (or 33.8% of net revenues) for the six months ended June 30, 1999. The decrease as a percentage of net revenues is primarily attributable to certain economies realized in the Company's Wholesale segment, slightly offset by increased expenditures in technology aimed at enhancing its e-commerce initiatives. The decrease in SG&A as a percentage of net revenues was also due to a lower proportion of consolidated revenue generated from the Company's Consumer Direct segment, which operates at a higher cost structure than its wholesale operations.

  Interest income increased to $1,347,000 from $255,000 in the comparable period in 1999. The increase is the result of higher average cash balances generated from internal operations and from the $29 million received by the Company from the sale of 1,500,000 shares of its Class A Common Stock to Liz Claiborne, Inc. during the third quarter of 1999.

     The Company's effective tax rate decreased to 40.0% for the six month period ended June 30, 2000 from 40.5% in the corresponding period last year. The decrease is due to the relative level of earnings in the various state and local taxing jurisdictions to which the Company's earnings are subject.

     As a result of the foregoing, operating income increased 62.8% for the six months ended June 30, 2000 to $22.3 million (12.1% of net revenue) from $13.7 million (10.4% of net revenue) for the six months ended June 30, 1999.



Liquidity and Capital Resources

     The Company uses cash from operations as the primary source of financing for its expansion and seasonal requirements and has borrowings available under its line of credit. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances. Cash provided by operating activities was $.2 million for the six months ended June 30, 2000, compared to $7.1 million provided by operating activities for the six months ended June 30, 1999. The decrease in cash flow used in operations is primarily attributable to the receipt of inventory from the Company's suppliers to support Consumer Direct and wholesale growth offset by the timing of trade accounts payable. At June 30, 2000 and December 31, 1999 working capital was $95.9 million and $106.1 million, respectively.

     The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25.0 million to finance working capital requirements. Open letters of credit in the amount of $4.8 million reduced the amount available under the line of credit from $25.0 million to $20.2 million at June 30, 2000.

     In December 1998, the Company entered into a 15-year lease with a ten year renewal option, which over the next five year period, will provide the Company with approximately 126,000 square feet of office space. During 2000, the Company incurred approximately $5.6 million in capital costs and an additional $5-10 million are expected over the next two years.

     Capital expenditures totaled approximately $7.2 million and $3.9 million for the six months ended June 30, 2000 and 1999, respectively. Expenditures on furniture, fixtures and leasehold improvements for new retail store openings and expansions were approximately $1.2 million and $3.5 million for the six months ended June 30, 2000 and June 30, 1999, respectively. The remaining expenditures were primarily for leasehold improvements to the Company's new corporate headquarters and additional warehouse space.

     The Company believes that it will be able to satisfy its cash requirements for the next year, including requirements for its retail expansion, new corporate office space and information systems improvements, primarily with cash flow from operations, current cash levels, and, if necessary, with borrowings under its line of credit.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not believe it has a material exposure to market risk. The Company is exposed to currency exchange-rate risks with respect to its inventory transactions primarily denominated in Italian Lira, which has been converted to the Euro effective January 1, 1999. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing foreign exchange contracts. The
Company does not enter into foreign currency transactions for speculative purposes. At June 30, 2000, the Company had forward exchange contracts totaling $17.7 million with an unrealized gain of approximately $112,000. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's projected 2000 and 1999 net income.

                     Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.   None

Item 2.  Changes in Securities and Use of Proceeds. None

Item 3.  Defaults Upon Senior Securities. None

Item 4.  Submission of Matters to a Vote of Security Holders.

        (a) Kenneth Cole Productions, Inc. Annual Meeting of
            Shareholders was held on May 25, 2000.

        (b) Election of Directors - All nominees were elected through proxies solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement, and each of the nominees were elected to hold office until the next Annual Meeting of Shareholders.

        (c) Matters voted on at the Annual Meeting of Shareholders included the election of directors, amendment to the certificate of incorporation to increase the number of authorized Class B Common Stock from 6,000,000 to 9,000,000, the approval of the Kenneth Cole Productions, Inc. Employee Stock Purchase Plan and the ratification of the selection of the independent public accountants.

        The results of the election of directors were as follows:

                         For                 Withheld
    Paul Blum           96,299,912                189,270
    Kenneth D. Cole     96,299,839                189,343
    Robert C. Grayson    9,363,717                344,485
    Denis F. Kelly       9,606,927                101,275
    Philip B. Miller    96,386,545                102,587
    Stanley A. Mayer    96,299,912                189,270

     Holders of 12,067,816 shares of Class A Common Stock, and 5,785,398 shares of Class B Common Stock, and 28,927 shares of Series A Convertible Preferred Stock, constituting approximately 97.67% of the shares entitled to vote, were present in person or by proxy at the Annual Meeting of Shareholders. Each record holder of Class A Common Stock is entitled to one vote per share, each record holder of Class B Common Stock is entitled to 10 votes per share and each record holder of Series A Convertible Preferred Stock is entitled to 1000 votes per share. Holders of Class A Common Stock voted separately to elect
     Robert C. Grayson and Denis Kelly.

     With regard to the amendment of the certificate of incorporation to increase the number of authorized shares of Class B Common Stock from 6,000,000 to 9,000,000, the results were as follows:

                FOR                   AGAINST                ABSTAIN
             93,034,070              3,454,770                 342

     With regard to the approval of the Kenneth Cole Productions, Inc. Employee Stock Purchase Plan, the results were as follows:

                FOR                   AGAINST                ABSTAIN
             96,445,917                41,687                 2,578

     With regard to the ratification of the appointment of Ernst & Young LLP as the independent certified public accountants, the results were as follows:

                FOR                   AGAINST                ABSTAIN
             96,484,851                3,520                   811


Item 5.  Other Information. None

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits:

          27.01 Financial Data Schedule.

       (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.




                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kenneth Cole Productions, Inc.
                                        Registrant




August 10, 2000                         /s/ STANLEY A. MAYER
                                   Stanley A. Mayer
                                   Executive Vice President and
                                   Chief Financial Officer





                          INDEX OF EXHIBITS


                                                  Sequential
Exhibit Number      Description                   Page No.

27.01               Financial Data Schedule       21







































                            Exhibit 27.01
                       Financial Data Schedule

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
THE KENNETH COLE PRODUCTIONS, INC.   CONSOLIDATED BALANCE SHEET AS OF
JUNE 30, 2000, AND THE CONSOLIDATED STATEMENT OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY
REFERENCE TO SUCH FINANCIAL STATEMENTS.