Form 10-Q
period 2000-09-30
COLE KENNETH PRODUCTIONS INC
filed 2000-11-13
CIK 921691

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              Form 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000


   (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number  1-13082

                   KENNETH COLE PRODUCTIONS, INC.
        (Exact name of registrant as specified in its charter)

                New York                           13-3131650
   (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)          Identification Number)

        603 West 50th Street, New York, NY              10019
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                               November 10, 2000

     Class A Common Stock ($.01 par value)        11,927,387
     Class B Common Stock ($.01 par value)         8,633,097

                   Kenneth Cole Productions, Inc.
                            Index to 10-Q


Part I.    FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

  Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999...3

  Consolidated Statements of Income for the three and nine month periods ended September 30, 2000 and 1999.........................................5

  Consolidated Statement of Changes in Shareholders' Equity for the
     nine month period ended September 30, 2000................................6

  Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999.........................................7

  Notes to Consolidated Financial Statements...................................8

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations................................................12

Item 3. Quantitative and Qualitative Disclosure about Market Risk.............18

Part II.  OTHER INFORMATION

Item 1.Legal Proceedings......................................................19

Item 2.Changes in Securities and Use of Proceeds..............................19

Item 3.Defaults Upon Senior Securities........................................19

Item 4.Submission of Matters to a Vote of Security Holders....................19

Item 5.Other Information......................................................19

Item 6.Exhibits and Reports on Form 8-K.......................................19

Signatures....................................................................20

Part I.  Financial Information
Item 1.  Financial Statements

               Kenneth Cole Productions, Inc. and Subsidiaries

                      Consolidated Balance Sheets

                                               September 30,      December 31,
                                                   2000              1999
                                                (Unaudited)
Assets
Current assets:
Cash                                           $  50,923,000   $  71,415,000
Due from factors                                  40,289,000      26,925,000
Accounts receivable, net                           7,197,000       6,990,000
Inventories                                       44,593,000      39,553,000
Prepaid expenses and other current assets          2,569,000         375,000
Deferred taxes                                     1,766,000       1,766,000
                                               -------------   -------------
Total current assets                             147,337,000     147,024,000

Property and equipment - at cost, less
accumulated depreciation                          32,176,000      19,431,000

Other assets:
 Deposits and deferred taxes                       3,353,000       3,352,000
 Deferred compensation plan assets                 9,053,000       7,052,000
                                               -------------   -------------
Total other assets                                12,406,000      10,404,000
                                               -------------   -------------
Total assets                                   $ 191,919,000   $ 176,859,000
                                               =============   =============

    See accompanying notes to consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

               Consolidated Balance Sheets (continued)
                                               September 30,      December 31,
                                                   2000              1999
                                                (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                               $  29,442,000   $  27,323,000
Accrued expenses and other current liabilities    16,210,000      13,644,000
                                               -------------   -------------
Total current liabilities                         45,652,000      40,967,000

Deferred compensation                              9,053,000       7,052,000
Other                                              4,430,000       3,509,000

Commitments and contingencies

Shareholders' equity:

Class A Common Stock, par value $.01,
 20,000,000 shares authorized, 13,308,041
 and 13,058,057 issued in 2000 and 1999              133,000         131,000
Class B Common Stock, par value $.01,
 9,000,000 shares authorized, 8,633,097
 and 8,678,097 outstanding in 2000 and 1999           86,000          87,000
Additional paid-in capital                        57,433,000      53,140,000
Accumulated other comprehensive income               385,000         235,000
Retained earnings                                108,204,000      81,093,000
                                               -------------   -------------
                                                 166,241,000     134,686,000
Class A Common Stock in treasury, at cost,
 1,470,000 and 723,750 shares in 2000 and 1999   (33,457,000)     (9,355,000)
                                               -------------   -------------
Total shareholders' equity                       132,784,000     125,331,000
                                               -------------   -------------
Total liabilities and shareholders' equity     $ 191,919,000   $ 176,859,000
                                               =============   =============

    See accompanying notes to consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

                  Consolidated Statements of Income
                             (Unaudited)
                          Three Months Ended            Nine Months Ended
                             September 30,                September 30,
                          2000          1999            2000          1999
Net sales            $ 104,228,000 $  81,327,000   $ 279,822,000 $ 207,129,000
Licensing revenue        6,343,000     4,226,000      15,718,000     9,784,000
                     ------------- -------------   ------------- -------------
Net revenue            110,571,000    85,553,000     295,540,000   216,913,000
Cost of goods sold      57,801,000    46,294,000     159,221,000   119,538,000
                     ------------- -------------   ------------- -------------
Gross profit            52,770,000    39,259,000     136,319,000    97,375,000

Selling, general and
 administrative
 expenses               32,206,000    26,026,000      93,461,000    70,445,000
                     ------------- -------------   ------------- -------------
Operating income        20,564,000    13,233,000      42,858,000    26,930,000
Interest and other
income                    (979,000)     (325,000)     (2,326,000)     (580,000)
                     ------------- -------------   ------------- -------------
Income before provision
 for income taxes       21,543,000    13,558,000      45,184,000    27,510,000

Provision for income
 taxes                   8,617,000     5,491,000      18,073,000    11,142,000
                     ------------- -------------   ------------- -------------
Net income           $  12,926,000 $   8,067,000   $  27,111,000 $  16,368,000
                     ============= =============   ============= =============
Earnings per share:
     Basic                   $ .63         $ .40          $ 1.32        $  .83
     Diluted                 $ .59         $ .38          $ 1.24        $  .79

Shares used to compute
earnings per share:
     Basic              20,488,000    20,189,000      20,591,000    19,805,000
     Diluted            21,902,000    21,210,000      21,936,000    20,772,000

           See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)
                           Class A               Class B
                         Common Stock          Common Stock        Additional
                       Number                 Number                 Paid-in
                      of shares    Amount    of shares    Amount     Capital
Shareholders' equity
 January 1, 2000      13,058,057  $ 131,000  8,678,097   $ 87,000   $ 53,140,000

Net income

Foreign currency
 translation
 adjustments

Comprehensive income

Exercise of stock options,
 including tax benefit   202,175      1,000                            4,200,000

Issuance of Class A Common
 Stock for Employee Stock
 Purchase Plan             2,809                                          93,000

Purchase of Class A
 Common Stock

Conversion of Class B
 Shares to Class A
 Shares                   45,000      1,000    (45,000)    (1,000)
                      ----------------------------------------------------------
Shareholders' equity
September 30, 2000    13,308,041  $ 133,000  8,633,097   $ 86,000   $ 57,433,000
                      ==========================================================

                   Accumulated
                      Other                   Treasury Stock
                  Comprehensive  Retained   Number
                     Income      Earnings  of Shares    Amount         Total
Shareholders' equity
 January 1, 2000    $235,000 $ 81,093,000   (723,750)$ (9,355,000) $125,331,000

Net Income                     27,111,000                            27,111,000

Foreign currency
 translation
 adjustments         150,000                                            150,000
                                                                  -------------
Comprehensive income                                                 27,261,000

Exercise of stock options,
 including tax benefit                                                4,201,000

Issuance of Class A Common
 Stock for Employee Stock
 Purchase Plan                                                           93,000

Purchase of Class A
 Common Stock                               (746,250) (24,102,000)  (24,102,000)

Conversion of Class B
 Shares to Class A
 Shares
                    -----------------------------------------------------------
Shareholders' equity
September 30, 2000  $385,000 $108,204,000 (1,470,000)$(33,457,000) $132,784,000
                    ===========================================================

          See accompanying notes to consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                         2000         1999
Cash flows from operating activities
Net income                                          $ 27,111,000   $ 16,368,000
Adjustments to reconcile net income to net cash
 Used in operating activities:
   Depreciation and amortization                       3,676,000      2,548,000
   Unrealized loss (gain) on deferred compensation       291,000       (305,000)
   Provision for bad debts                               208,000        905,000
   Changes in assets and liabilities:
     Increase in due from factors                    (13,364,000)   (21,413,000)
     Increase in accounts receivable                    (415,000)    (1,606,000)
     Increase in inventories                          (5,040,000)    (6,203,000)
     (Increase) decrease in prepaid
       expenses & other current assets                  (713,000)       953,000
     Increase in other assets                         (2,293,000)      (868,000)
     Increase in accounts payable                      2,119,000      5,744,000
     Increase in income taxes payable                  2,322,000        319,000
     Increase in accrued expenses and
       other current liabilities                       2,873,000      2,880,000
     Increase in other non-current liabilities         3,069,000      3,070,000
                                                    ------------   ------------
Net cash provided by operating activities             19,844,000      2,392,000

Cash flows from investing activities
Acquisition of property and equipment, net           (16,421,000)    (5,262,000)
Purchase of marketable securities                     (1,481,000)
                                                    ------------   ------------
Net cash used in investing activities                (17,902,000)    (5,262,000)

Cash flows from financing activities
Proceeds from exercise of stock options                1,561,000        834,000
Proceeds from issuance of common stock                    93,000     29,000,000
Purchases of treasury stock                          (24,102,000)    (4,171,000)
Principal payments on capital lease obligations         (136,000)      (126,000)
                                                    ------------   ------------
Net cash (used in) provided by financing activities  (22,584,000)    25,537,000
Effect of exchange rate changes on cash                  150,000        125,000
                                                    ------------   ------------
Net (decrease) increase in cash                      (20,492,000)    22,792,000
Cash, beginning of period                             71,415,000     13,824,000
                                                    ------------   ------------
Cash, end of period                                 $ 50,923,000   $ 36,616,000
                                                    ============   ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest                                         $     49,000   $     22,000
   Income taxes                                     $ 15,733,000   $ 10,821,000

      See accompanying notes to consolidated financial statements.

            Kenneth Cole Productions, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements
                              (Unaudited)

1.  Basis of Presentation

The  accompanying  unaudited consolidated  financial  statements have been prepared by Kenneth Cole Productions, Inc. (the "Company") in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items contained in these financial statements are based on estimates. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated.

Operating results for the nine months ended September  30,  2000 are  not  necessarily indicative of the results that may be  expected for the year ended December 31, 2000. These unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The  consolidated  balance  sheet  at  December  31,  1999,   as
presented, was derived from the audited financial statements as of December 31, 1999 included in the Company's Form 10-K.

2.  Comprehensive Income

Comprehensive income amounted to $27,261,000 and $16,493,000 for the nine month periods ended September 30, 2000 and 1999, respectively. Comprehensive income for the three month periods ended September 30, 2000 and 1999 amounted to $12,959,000 and $8,063,000, respectively.

3.   Marketable Securities

The Company's marketable securities consist of an equity
investment which is considered to be "trading" and, accordingly is carried on the balance sheet at fair market value based on quoted
market prices.    At September 30, 2000 marketable securities in the
amount of $1,725,000 are included in other current assets, and unrealized gains of $244,000 are included in other income.

4.   Segment Information

Kenneth Cole Productions, Inc. has three reportable segments: Wholesale, Consumer Direct, and Licensing /International. The Wholesale segment designs and sources a broad range of fashion footwear, handbags and accessories and markets its products for sale to more than 3,700 department and specialty store locations and to the Company's Consumer Direct segment. The Consumer Direct segment markets the broad selection of the Company's branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, e-commerce (at website address www.kennethcole.com and www.kc-reaction.com) and catalogs. The Licensing segment, through third party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in about 30 apparel and accessories categories for both men and women. The Company maintains control over quality and image and licensees sell primary to the same channels of distribution as those of the Company's Wholesale segment. The Company earns royalties on the licensee's sales of branded product.

The Company evaluates segment performance and allocates resources to segments based on segment income before elimination of intersegment profit, unallocated corporate overhead and income taxes. Intercompany profit on intersegment sales between wholesale and Consumer Direct are eliminated in consolidation.


Financial information of the Company's reportable segments is as follows (in thousands):

                                            Three Months Ended
                                            September 30, 2000

                                             Consumer    Licensing/
                                Wholesale     Direct   International   Totals
Revenues from external
  Customers                   $  70,919    $  33,309     $  6,343     $ 110,571
Intersegment revenues             8,759                                   8,759
Segment income (1)               16,549        4,083        5,139        25,771
Segment assets                  146,535       44,681        3,221       194,437

                                            Nine Months Ended
                                            September 30, 2000

                                             Consumer    Licensing/
                                Wholesale     Direct   International   Totals
Revenues from external
 Customers                    $ 185,616    $  94,206     $ 15,718     $ 295,540
Intersegment revenues            21,551                                  21,551
Segment income (1)               31,809       13,325       11,728        56,862

                                            Three Months Ended
                                            September 30, 1999

                                             Consumer    Licensing/
                                Wholesale     Direct   International   Totals
Revenues from external
 Customers                    $  56,056    $  25,271     $  4,226     $  85,553
Intersegment revenues             7,361                                   7,361
Segment income (1)                9,716        3,778        3,595        17,089
Segment assets                  117,593       32,880        2,293       152,766

                                            Nine Months Ended
                                            September 30, 1999

                                             Consumer    Licensing/
                                Wholesale     Direct   International   Totals
Revenues from external
 Customers                    $ 137,809    $  69,320     $  9,784     $ 216,913
Intersegment revenues            18,016                                  18,016
Segment income (1)               18,351       10,078        8,192        36,621


(1) Before elimination of intersegment profit, unallocated corporate overhead and income taxes

The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):

                            Three Months Ended           Nine Months Ended
                               September 30,               September 30,
                           2000          1999           2000          1999
Revenues
Revenues for external
 customers                $ 110,571     $  85,553      $ 295,540     $ 216,913
Intersegment revenues         8,759         7,361         21,551        18,016
Elimination of intersegment
 revenues                    (8,759)       (7,361)       (21,551)      (18,016)
                          ----------    ----------     ----------    ----------
Total consolidated
 revenues                 $ 110,571     $  85,553      $ 295,540     $ 216,913
                          ==========    ==========     ==========    ==========

Income
Total profit for
 reportable segments      $  25,771     $  17,089      $  56,862     $  36,621
Elimination of intersegment
 profit and unallocated
 corporate overhead          (4,228)       (3,531)       (11,678)       (9,111)
                          ----------    ----------     ----------    ----------
Total income before
 elimination of intersegment
 profit, unallocated
 corporate overhead and
 income taxes             $  21,543     $  13,558      $  45,184     $  27,510
                          ==========    ==========     ==========    ==========

Assets
Total assets for
 reportable segments      $ 194,437     $ 152,766
Elimination of intersegment
 inventory profit            (2,518)       (2,043)
                          ----------    ----------
Total consolidated assets $ 191,919     $ 150,723
                          ==========    ==========

5.  Recently Issued Pronouncements

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

     In July 2000, the Emerging Issues Task Force issued EITF: Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The new pronouncement requires shipping and handling billings to customers be recorded as revenue. Amounts for shipping and handling costs can no longer be netted with related shipping and handling billings. The EITF does not specify how handling costs should be classified. While the company has not yet determined its accounting treatment for the adoption of this pronouncement it does not expect the adoption of EITF 00-10 to have a material effect on the revenues and costs of the Company.

6.  Stock Split

     On February 23, 2000, the Board of Directors declared a three-for-two stock split to be effected in the form of a stock dividend. Shareholders of record on March 6, 2000 received, on March 27, 2000, one additional share of common stock for each two shares held.

      All applicable share and per share data have been adjusted for the stock split. Earnings per share reflects the conversion of Class B Common Stock to Class A Common Stock.

7.  Related Party Transaction

     On March 29, 2000, the Company made a $500,000 contribution to the Kenneth Cole Foundation, of which Mr. Cole is co-trustee. The Kenneth Cole Foundation, a not for profit organization, fosters programs to aid primarily in the fields of education, medical research and arts and culture.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes thereto which are included herein.

Safe Harbor Statement under the Private Securities Litigation Reform
Act of 1995

Important Factors Relating to Forward Looking Statements

     Statements contained herein and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for 2000 or any other future period, are "forward-looking statements" within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, and are subject to certain risks, uncertainties and assumptions, referred to below, including but not limited to economic, competitive, governmental and technological factors affecting the company's operations, markets, products and services are indicated by words or phrases such as "plan", "anticipate", "estimate", "project", "management expects", the Company believes", "currently envisions" and similar words or phrases. Should one or more of these risks or uncertainties materialize, or should underling assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

     Such factors include, among others, the following: risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by the Company's competitors; changes in global economic conditions; risks associated with the Company's dependence on sales to a limited number of large department store customers, risks related to extending credit to customers; risks associated with the Company's dependence on its licensing partners for a substantial portion of its net income and risks associated with a lack of operational and financial control over licensed businesses; risks associated with consolidations, restructurings and other ownership changes in the retail industry; risks associated with competition in the segments of the fashion and consumer product industries in which the Company operates, including the Company's ability to shape, stimulate and respond to changing consumer tastes and demands by producing attractive products, brands and marketing, and its ability to remain competitive in the areas of quality and price; risks associated with uncertainty relating to the Company's ability to implement its growth strategies; risks associated with the Company's entry into new markets either through internal development activities or through acquisitions; risks associated with the possible adverse impact of the Company's unaffiliated manufacturers' inability to manufacture in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing and the possible adverse impact of changes in import restrictions; risks related to the Company's ability to establish and protect its trademarks and other proprietary rights. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenue for the three and nine months ended September 30, 2000 and September 30, 1999.

                                   Three Months Ended
                                     September 30,
                                 2000            1999
Net sales                  $104,228   94.3%   $ 81,327   95.1%
Licensing revenue             6,343    5.7       4,226    4.9
Net revenue                 110,571  100.0      85,553  100.0

Gross profit                 52,770   47.7      39,259   45.9
Selling, general &
administrative expenses      32,206   29.1      26,026   30.4
Operating income             20,564   18.6      13,233   15.5
Interest income, net           (979)  (0.9)       (325)  (0.3)
Income before income taxes   21,543   19.5      13,558   15.8
Income tax expense            8,617    7.8       5,491    6.4
Net income                   12,926   11.7       8,067    9.4
                                   Nine Months Ended
                                     September 30,
                                 2000            1999
Net sales                  $279,822   94.7%   $207,129   95.5%
Licensing revenue            15,718    5.3       9,784    4.5
Net revenue                 295,540  100.0     216,913  100.0

Gross profit                136,319   46.1      97,375   44.9
Selling, general &
administrative expenses      93,461   31.6      70,445   32.5
Operating income             42,858   14.5      26,930   12.4
Interest income, net         (2,326)  (0.8)       (580)  (0.3)
Income before income taxes   45,184   15.3      27,510   12.7
Income tax expense           18,073    6.1      11,142    5.1
Net income                   27,111    9.2      16,368    7.6


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30,1999

     NET  REVENUES.   Consolidated net revenues  increased  29.2%  to
$110.6 million for the three months ended September 30, 2000 compared to $85.6 million for the three months ended September 30, 1999.

     NET SALES. Wholesale net sales (including sales to its Consumer Direct business segment) increased $16.3 million or 25.6% for the three months ended September 30, 2000 to $79.7 million from $63.4 million for the three months ended September 30, 1999. This increase is primarily attributable to strong performance in almost every division with particular emphasis in the core footwear and accessories business. While both the Kenneth Cole and Reaction brands showed significant sales increases in both men's and women's footwear, the Unlisted.com women's footwear division remains challenging, as much of the junior footwear market has come under pressure. Net sales in the Company's Consumer Direct segment increased $8.0 million or 31.8% to $33.3 million for the three months ended September 30, 2000 compared to $25.3 million for the three months ended September 30, 1999. The improvement in net sales is due to the increase in number of stores and a comparable stores sales increase of 7.8%. The Company opened nine stores and closed one subsequent to September 30, 1999 and ended the third quarter with 64 stores (42 full price and 22 outlet). The Company believes that its retail stores convey the image of the Company and seamlessly showcase both Company and licensee products and that this comprehensive presentation reinforces the Kenneth Cole New York lifestyle brand, thereby increasing consumer demand and awareness. Accordingly the Company plans to continue to expand its retail operations, generating square footage increases of at least 25% per year.

     GROSS PROFIT. Consolidated gross profit as a percentage of net revenue increased to 47.7% for the three months ended September 30, 2000 from 45.9% for the comparable period last year. This increase is in part due to the increase in licensing revenue, which has no associated cost of goods sold. Licensing revenues increased to 5.7% of total revenues for the three months ended September 30, 2000 compared with 4.9% a year ago. In addition, wholesale margins increased because of better managed inventories resulting in improved margins on less sales of excess inventory and the strength of the US dollar versus the Euro resulting in slightly lower first cost unit prices on certain imported products. Partially offsetting this increase were slightly lower wholesale margins on sales of certain women's footwear in the junior market. Gross profit also increased as a result of higher Consumer Direct sales as a percentage of total revenues as the Company's Consumer Direct gross profit percentage is significantly higher than the Company's Wholesale gross profit percentage.

     LICENSING REVENUE. Licensing revenue increased 50.1% to $6.3 million for the three months ended September 30, 2000 from $4.2 million for the three months ended September 30, 1999. This increase primarily reflects the incremental revenues associated with increased sales from some of the company's long-standing licensees. The Company experienced increases in several categories of apparel, such as men's sportswear and tailored clothing, as well as from its accessory licenses, particularly in watches and luggage. In addition, women's sportswear began shipping during the quarter and while it only contributed a nominal amount of licensing revenue the Company is pleased with the initial sell-in as well as the sell-thrus.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including shipping and warehousing, increased 23.7% to $32.2 million (or 29.1% of net revenues) for the three months ended September 30, 2000 from $26.0 million (or 30.4% of net revenues) for the three months ended September 30, 1999. The decrease as a percentage of net revenues is primarily from the economies of scale over the Company's base fixed general and administrative costs. Such economies were partially offset by increased depreciation associated with the Company's move to its new corporate headquarters, costs to enhance the Company's e-commerce and catalog initiatives and start up costs associated with the expansion of the Company's retail operations.

     OPERATING INCOME. As a result of the foregoing, operating income increased 55.4% for the three months ended September 30, 2000 to $20.6 million (18.6% of net revenue) from $13.2 million (15.5% of net revenue) for the three months ended September 30, 1999.

     INTEREST AND OTHER INCOME. Interest and other income increased to $979,000 from $325,000 in the comparable period in 1999. The increase is the result of higher average cash balances generated from internal operations, partially offset by the purchase of shares under the Company's common stock repurchase program and capital expenditures on the Company's new corporate headquarters. In addition, the Company recorded an unrealized gain of $244,000 from its investment in marketable securities during the quarter.

     INCOME TAXES. The Company's effective tax rate has decreased to 40.0% for the three month period ended September 30, 2000 from 40.5% in the corresponding period in 1999. This decrease is primarily a result of the benefit of tax strategies implemented by the Company.


         Nine months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

      NET  REVENUES.   Consolidated net revenues increased  36.2%  to
$295.5 million for the nine months ended September 30, 2000 compared to $216.9 million for the nine months ended September 30, 1999.

      NET SALES. Wholesale net sales (including sales to its Consumer Direct business segment) increased $51.3 million or 32.9% for the nine months ended September 30, 2000 to $207.2 million from $155.8 million for the nine months ended September 30, 1999. This increase is primarily attributable to significant sales increases in men's footwear across all brands as well as in Kenneth Cole Reaction women's footwear. Net sales in the Company's Consumer Direct segment increased $24.9 million or 35.9% to $94.2 million for the nine months ended September 30, 2000 compared to $69.3 million for the nine months ended September 30, 1999. The improvement in net sales is due to the increase in the number of stores as well as a comparable store sales increased of 14.8%. The Company opened 4 stores during the nine months ended September 30, 2000 of which 1 is full price and 3 are outlets.

      GROSS PROFIT. Consolidated gross profit as a percentage of net revenue increased to 46.1% for the nine months ended September 30, 2000 from 44.9% for the comparable period last year. This increase primarily reflects additional sales from licensees resulting in increased licensing revenue, which has no associated cost of goods sold. Licensing revenue as a percentage of net revenues increased to 5.3% for the nine-months ended September 30, 2000 compared to 4.5% a year ago. In addition, wholesale margins increased because of better managed inventories resulting in improved margins and because of the strength of the US dollar versus the Euro resulting in lower first cost unit prices in certain imported products. This increase was partially offset by lower margins on sales of certain women's footwear in the junior market.

     LICENSING REVENUE. Licensing revenue increased 60.7% to $15.7 million for the nine months ended September 30, 2000 from $9.8 million for the nine months ended September 30, 1999. The increase primarily reflects the incremental revenues associated with increased sales from the Company's existing licensees.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including shipping and warehousing, increased 32.7% to $93.5 million (or 31.6% of net revenues) for the nine months ended September 30, 2000 from the $70.4 million (or 32.5% of net revenues) for the nine months ended September 30, 1999. The decrease as a percentage of net revenues is primarily attributable to certain economies realized in the Company's wholesale segment. These economies of scale were partially offset by expenditures on information systems to enhance the Company's e-commerce initiatives and to open additional distribution and warehousing facilities.

     OPERATING INCOME. As a result of the foregoing, operating income increased 59.1% for the nine months ended September 30, 2000 to $42.9 million (14.5% of net revenue) from $26.9 million (12.4% of net revenue) for the nine months ended September 30, 1999.

     INTEREST AND OTHER INCOME. Interest and other income increased to $2,326,000 from $580,000 in the comparable period in 1999. The increase is the result of higher average cash balances generated from internal operations and from the $29 million received by the Company from the sale of 1,500,000 shares of its Class A Common Stock to Liz Claiborne, Inc. during the third quarter of 1999. In addition, the Company recorded an unrealized gain of $244,000 from its investment in marketable securities during the third quarter of 2000.

     INCOME TAXES. The Company's effective tax rate decreased to 40.0% for the nine month period ended September 30, 2000 from 40.5% in the corresponding period last year. This decrease is primarily a result of the benefit of tax strategies implemented by the Company.


Liquidity and Capital Resources

     The Company's cash requirements derive from working capital needs, retail expansion, enhanced technology and e-commerce initiatives, and other corporate activities. The Company uses cash from operations and, when necessary, borrowings under its line of credit as the primary sources of financing. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances.

     Cash provided by operating activities was $19.8 million for the nine months ended September 30, 2000, compared to $2.4 million provided by operating activities for the nine months ended September 30, 1999. This improvement was driven by the 66% increase in net income and favorable changes in accounts receivable and accounts payable as a result of timing (i.e., customer remittances and payments to vendors). Net cash used in investing activities increased to $17.9 million in the nine months ended September 30, 2000 from $5.3 million in the comparable period last year. This increase is primarily a result of increased capital expenditures for leasehold improvements on the Company's new corporate headquarters (relocated in July 2000) and its ongoing retail expansion. Net cash used in financing activities was $22.6 million for the nine months ended September 30, 2000 compared to net cash provided by financing activities of $25.5 million in the comparable period last year. This change is primarily due to the use of funds to repurchase shares of the Company's common stock during 2000 versus the Company issuing 1.5 million shares of common stock to Liz Claiborne, Inc., during 1999. At September 30, 2000 and December 31, 1999 working capital was $101.7 million and $106.1 million, respectively.

     The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25.0 million to finance working capital requirements. Open letters of credit in the amount of $4.4 million reduced the amount available under the line of credit from $25.0 million to $20.6 million at September 30, 2000.

     In August, 1999, the Board of Directors authorized the repurchase from time to time, subject to market conditions, of up to 2,250,000 shares of the Company's Class A Common Stock. During 2000, the Company repurchased in the open market 746,250 shares under this plan at an aggregate cost of $24.1 million.

     Capital expenditures totaled approximately $16.4 million and $5.3 million for the nine months ended September 30, 2000 and 1999, respectively. Capital expenditures primarily reflect the costs associated with the following: i) the expansion of the company's retail operations; ii) the Company's expansion of its selling and administrative offices and its distribution facilitates; and iii) additional purchases of information systems. The Company plans to invest approximately $7.0 million in capital expenditures during the fourth quarter of 2000 and approximately $15 million during 2001.

     The Company believes that its current cash levels, cash from ongoing operations and funds available under its line of credit facility will be sufficient to satisfy its cash requirements for the next 12 months, including requirements for its retail expansion, additional corporate office space, new distribution facilities, information systems improvements, common stock repurchase plan and other corporate activities.


SEASONALITY OF BUSINESS

      The Company's business is affected by seasonal tends, with higher levels of wholesale sales in its future third quarters and higher retail sales in its fourth quarter. These trends result primarily from the timing of seasonal wholesale shipments to retail customers and key vacation travel and holiday shopping periods in the retail segment. As a result of the growth in the Company's retail operations and licensing revenue, historical quarterly operating trends and working capital requirements may not accurately reflect future performances. In addition fluctuations in sales, licensing revenue and operating income in any fiscal quarter may be affected by the timing of seasonal wholesale shipments and other events affecting retail.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

           The market risk inherent in the Company's financial instruments represent the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. The Company is primarily exposed to currency exchange-rate risks with respect to its inventory transactions denominated in Italian Lira. The Company manages these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments for identifiable market risk exposures, including foreign exchange contracts. The Company does not enter into foreign currency transactions for trading or other speculative purposes. At September 30, 2000, the Company had forward exchange contracts totaling $19.2 million with an unrealized loss of approximately $205,000. The Company's earnings may also be affected by changes in short-term interest rates as a result of cash balances, short-term investments and borrowings under its line of credit facility.

                     Part II - OTHER INFORMATION

Item 1.    Legal Proceedings.   None

Item 2.    Changes in Securities and Use of Proceeds. None

Item 3.    Defaults Upon Senior Securities. None

Item 4.    Submission of Matters to a Vote of Security Holders.  None

Item 5.    Other Information. None

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits:

            27.01 Financial Data Schedule.

           (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kenneth Cole Productions, Inc.
                                        Registrant




November 13, 2000                       /s/ STANLEY A. MAYER
                                   Stanley A. Mayer
                                   Executive Vice President and
                                   Chief Financial Officer

                          INDEX OF EXHIBITS


                                                      Sequential
Exhibit Number      Description                        Page No.

27.01                Financial Data Schedule            22