Form 10-K
period 2000-12-31
COLE KENNETH PRODUCTIONS INC
filed 2001-03-29
CIK 921691

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2000    Commission File No. 1-13082

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (X)

       Aggregate market value of the voting stock held by nonaffiliates of the registrant as of the close of business on March 27, 2001: $235,475,920

      Number  of shares of Class A Common Stock, $.01 par  value, outstanding as of the close of business on
March 27, 2001:  11,377,417

       Number of shares of Class B Common Stock, $.01 par  value, outstanding as of the close of business on
March 27, 2001:  8,588,097

               DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of Form 10-K is incorporated herein by reference to the Registrant's definitive proxy statement to be mailed to the shareholders of the Registrant by April 29, 2001.

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

Item 1.   Business

Important Factors Relating to Forward Looking Statements

   The  Private  Securities Litigation Reform Act  of  1995  (the
"Act") and Section 21E of the Securities Exchange Act of 1934 provides a safe harbor for forward-looking statements made by or on behalf of Kenneth Cole Productions, Inc. (the "Company"). The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the
Securities  and  Exchange  Commission  and  in  reports  to   the
Company's shareholders. Forward-looking statements generally refer to future plans and performance and are identified by the words "believe," "expect," "anticipate," "plan," "intend," "will," or similar expressions. All statements that express expectations and projections with respect to future matters, including, but not limited to, the launching or prospective development of new business initiatives, "Year 2000" issues, future licensee sales growth, store expansion and openings, and the introduction of the Euro are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. A number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include, but are not limited to, changes in the domestic and economic conditions or in political, economic or other conditions affecting foreign operations and sourcing demand and competition for the Company's products, changes in consumer preferences on fashion trends, delays in anticipated store openings and changes in the Company's relationship with its suppliers and other resources. This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, readers of this Annual Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise.

General

   Kenneth Cole Productions, Inc. incorporated in September 1982, designs, sources and markets a broad range of fashion footwear and handbags, and through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Reaction Kenneth Cole and Unlisted brand names. The Company's products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole. These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends. The combination of basics and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

   The Company markets its products to more than 4,100 department and specialty store locations, as well as through its consumer direct business, which includes an expanding base of retail and outlet stores, consumer catalogs and interactive websites, including an on-line store. The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men's, women's and children's footwear, handbags, apparel and accessories), prices (from ''better'' to ''moderate'') and styling. The Company believes that the diversity of its Company's product mix provides balance to its overall product sales and business planning and increases sales opportunities to wholesale customers who do not carry the Company's full range of products.

   The popularity of the Kenneth Cole brand names among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements selectively. The Company, through licensing agreements, offers a lifestyle collection of men's product categories including tailored clothing, dress shirts, sportswear, neckwear, briefcases, portfolios, jewelry, belts, leather and fabric outerwear, sunglasses, optical eyewear, watches, luggage, hosiery, underwear, robes, loungewear and small leather goods. During 1999, the Company entered into a major multi-brand initiative to launch women's apparel and began selling Kenneth Cole New York sportswear during the Fall 2000 season. Other women's product categories currently being sold pursuant to license agreements include small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, optical eyewear, watches, jewelry and luggage.



Business Growth Strategies

   The Company's strategy is to continue to build upon the strength of its lifestyle brand franchise, which is comprised of three well-differentiated and distinct brands: Kenneth Cole New York, Reaction Kenneth Cole and Unlisted. The Company views its lifestyle brands as a vital and significant strategic asset and the foundation for a sustainable competitive advantage. The Company believes that further segmentation and development of the three brands afford enormous growth potential within each of the Company's business segments.

   Wholesale. By strengthening and streamlining its department store distribution channels, the Company continues to reinforce the segmentation of its three brands at wholesale, promoting even greater growth capability for each in the future. This will facilitate the broadening of product offerings, attract new customers and further enables the Company to address a wider variety of customers' needs domestically and abroad. By combining retail and wholesale merchandising functions, the Company is in a better position to respond quickly to market changes enabling each wholesale division to deliver appropriate fashions in a more timely and effective manner. This approach has been effective in maintaining the strength of the women's Kenneth Cole New York and Reaction Kenneth Cole branded footwear business' in a difficult and challenging environment.

   Consumer Direct. The Company's Consumer Direct segment, which operates full price retail and outlet stores, as well as catalogs and e-commerce websites, affords significant growth potential while simultaneously complementing the existing wholesale and licensing businesses. The Company believes that the sale of footwear, handbags and licensed products through its consumer direct channels of distribution increase consumer awareness of the Company's brands, reinforces the Company's image and builds brand equity. Wholesale customers in cities with a Kenneth Cole retail presence have consistently out performed those without.

   The Company continues to pursue opportunities to expand its retail store operations. As of December 31, 2000, the Company operated 69 specialty retail and outlet stores as compared with 61 stores as of December 31, 1999. The Company plans to open or expand approximately 7 to 12 stores in 2001, expanding retail square footage by approximately 20% to 25%. This anticipated expansion includes outlet stores, which provide opportunities for the Company to sell excess and out-of-season merchandise, thereby reducing the need to sell such merchandise through its regular off-price channels of distribution or to discounters at low prices. To accommodate the Company's diversity of product offerings, larger format stores were introduced in late 1998. During 1999 and 2000, the Company opened several larger format stores and anticipates similar openings in the future. The Company believes that these larger format stores will generate increased sales and profitability as this new retail model allows for a true-cross section of both Company and licensee products, enabling the Company to present the broad lifestyle offering that consumers want to see. In addition, the Company expects to realize certain economies in several selling and administrative expense areas.

   The Company continues to invest in the enhancement, visual presentation and development of its websites to capitalize on the growth of the Internet and emerging technologies. The Company believes that e-commerce will be a meaningful contributor in the Company's future, both as a source of consumer information and as a generator of new revenue. Among other things, the websites are designed to create additional revenues through a new distribution channel, build brand equity, fortify image, increase consumer awareness, improve customer service, provide entertainment and promote supporting causes the Company believes are important to its customers. The Company has strengths in its existing capabilities in customer service, including multiple toll-free telemarketing lines, merchandising, catalog, fulfillment and e-commerce. Accordingly, the Company believes it has a strategic advantage over those just beginning to develop an on-line commerce presence.

   In  addition  to  seasonal  image  campaigns  via  traditional advertising media, the Internet has enabled the Company to communicate directly with its customers and have its customers communicate directly with the Company. The Company's use of its websites to capture and process this relevant market data on its consumers base, provides a greater understanding of its customers and market trends. The Company believes this dynamic relationship is invaluable for building customer loyalty. Further, the Company's Internet presence through multiple websites has enabled the creation of a substantial e-mail database by which the Company's marketing and customer service departments regularly interact with its existing and new consumers on-line.


  Licensing/International. The growing strength of the Company's three brands, Kenneth Cole New York, Reaction Kenneth Cole and Unlisted, provides opportunities, through licensing agreements, to expand into new product categories and broaden existing distribution channels. Licensed product sales continued to grow and represent about half of the Company's brand sales at retail. Many of the existing licensee businesses are still relatively new in their individual product classifications and the Company believes they hold impressive growth potential.

    The Company chooses its licensing partners with care considering many factors, including the strength of their sourcing and distribution abilities, thereby attempting to maintain the same value and style that Kenneth Cole customers have come to expect. Within these strategic parameters the
Company  began  a major multi-brand initiative and  launched  the
Company into the women's apparel market under an exclusive womenswear license agreement with Liz Claiborne, Inc. During the Fall 2000 season Liz Claiborne, Inc. presented its first collection of Kenneth Cole New York contemporary sportswear. Under the agreement, Liz Claiborne Inc. will also produce a women's sportswear line under the Reaction Kenneth Cole brand for the Fall 2001 season and subsequently launch a junior line under the Unlisted brand expected in 2002. The Company believes that women's apparel will grow into its largest licensee product classification and will further define and enhance the Company's brands, improving its ability to deliver exactly what the Company's customer seeks. The Company has also entered into an agreement to produce fragrances worldwide with a division of LVMH Mo,t Hennessy Louis Vuitton that it believes will bring greater consumer acceptance to its brands both domestically and internationally. The first product launch is expected during Fall 2002.

   The  Company's brands are currently licensed for  a  range  of
products    consistent    with   the   Company's    image    (see
"Licensing/International" in Item 1).

Products

   The Company markets its products principally under its Kenneth Cole New York, Reaction Kenneth Cole and Unlisted brand names; each brand is targeted to appeal to different consumers. The Company believes that the Kenneth Cole brand name has developed into a true aspirational lifestyle brand, and while it has similar designer cache as other international designer brands, it has value credibility most do not.

  Kenneth Cole New York

   Kenneth Cole New York products are generally designed for the fashion conscious consumer and reflect the relaxed urban sophistication that is the hallmark of the Kenneth Cole New York image. The distinctive hip styling of this line has established Kenneth Cole as a fashion authority for sophisticated urban men and women who are seeking a value alternative to other designer brands. As a result of strong brand recognition and a reputation for style, quality and value, the Company believes that Kenneth Cole New York has become a core resource for better department and specialty stores, continuing to provide significant growth opportunities. The product offering has evolved from a very trendy line into one with broad appeal, including both fashion forward styling and core basics. The Company continues to leverage the strength of the name through brand extensions (e.g., Kenneth Cole Collection), in-store shops and the licensing of many new product categories.

  Kenneth Cole New York men's footwear, primarily manufactured in Italy, is designed as contemporary, comfortable fashion footwear and is sold to the bridge-designer market at retail price points ranging from $145 to $190. As versatile as it is sophisticated, Kenneth Cole New York men's footwear may be worn to work, for a special occasion or on weekends with casual clothes.

   Kenneth Cole New York women's footwear, primarily manufactured in Italy, includes sophisticated and elegant dress, casual and special occasion (e.g., bridal) footwear that is sold to the bridge-designer market at retail price points ranging from $125 to $180. Women's footwear is generally constructed with leather soles and linings and fabric uppers.

   Kenneth Cole New York handbags are sleek designer bags offered at affordable prices, generally made of quality leathers and are sold to the bridge-designer market at retail price points ranging from $110 to $250. Certain updated styles offer the customer high fashion day bags, while evening bags make strong sophisticated statements in satins and updated silhouettes.
     Reaction Kenneth Cole

   Reaction Kenneth Cole consists of a variety of product classifications which address the growing trend toward flexible lifestyle dressing. Originally introduced as a comfort-oriented casual line, Reaction Kenneth Cole now includes more dressy styles. Reaction Kenneth Cole women's footwear is designed for the workplace as well as outside the office, with an emphasis on comfort, contemporary styling and value. It is targeted to compete in the largest single category of footwear sold in department stores, women's "better" casual, and the majority of the line retails in the $60 to $90 price range. Reaction Kenneth Cole men's footwear combines fashionable and versatile styling with affordable pricing and is positioned in the fastest growing classification in the men's market as consumer preferences lean away from athletic constructed footwear toward regular constructed footwear. This line retails in the $100 to $135 price range.

    Reaction Kenneth Cole handbags are designed to be multifunctional with a contemporary look and are primarily made of non-leather technical fabrications, such as nylon, microfiber and canvas. Reaction Kenneth Cole Reaction handbags, including Essentials, Itemize and the Reactive collections, are one of the fastest growing product classifications and have been created to meet the varying needs of the Company's customers. This line generally retails at price points ranging from $40 to $70.

    Reaction Kenneth Cole children's footwear, primarily manufactured in Brazil, includes dress and casual footwear sold at price points ranging from $30 to $60 and is targeted to boys and girls ages 6 to 12 who are making more of their own fashion choices than ever before. The Company believes that the expansion into children's footwear is a natural extension of its footwear business and that its use of styles based upon successful performers in its existing men's and women's styles, greatly enhances the likelihood of product performance. The success of children's footwear has led the Company to introduce Reaction Kenneth Cole toddler footwear which has retail price points around $50. This addition is expected to further penetrate the children's marketplace and enhance the lifestyle component of Kenneth Cole.

  Unlisted

   Unlisted products are designed and targeted to the younger, trendier consumer market, the country's largest consumer base of fashion merchandise. The Unlisted brand was developed to expand the Company's sales into a younger, more moderately priced business and includes approximately 60 styles of women's casual and dress shoes per season accompanied by a selection of handbag styles.

   Unlisted footwear provides the junior consumer with a wide selection of footwear with contemporary styling and quality at affordable prices. Unlisted women's footwear includes not only fashion styles, but also evening styles, basic pumps and loafers that generally retail at price points ranging from $35 to $65. During 1999, the Company launched Unlisted men's footwear and is exploring distribution channels and licensing agreements to expand this brand further. The line includes casual and evening assortments with a variety of fashion styles to compliment the selection of approximately 50 styles per season. The Unlisted men's footwear is expected to appeal to a broader young men's market with shoes that range at retail price points from $60 to $90.

   Unlisted handbags are designed for the younger price-conscious trend-driven consumer and consist of trendy bags in vinyl, straw and other exciting fabrics. Unlisted handbags generally retail at price points ranging from $30 to $50.

Business Segments

    The Company primarily distributes its products through Wholesale and its own Consumer Direct distribution channels. During the periods presented below, the percentage of net revenues contributed by the Company's business segments were as follows:

                                         Year   Ended
                                         December 31,
                                    2000        1999        1998
           Wholesale                 58%         60%         66%
           Consumer Direct           37          35          30
           Licensing/International    5           5           4
                                    ----        ----        ----
           Total                    100%        100%        100%

Wholesale Operations

   The Company strives to provide affordable fashion footwear, handbags and accessories with consistent marketing and management support to its wholesale customers. The Company provides this support by producing strong image driven advertising, offering creative quality products and maintaining adequate inventory levels of new products as well as products included in the Company's open stock program. The Company employs a sales force as well as corporate account specialists to sell its products and to manage its relationships with its wholesale customers, including analyzing and monitoring their selling information.

   The Company's products are distributed to more than 1,400 wholesale accounts for sale in more than 4,100 store locations in the United States. The Company markets its branded products to major department stores and chains, such as the department store divisions of Dayton Hudson Corporation, Dillard Department
Stores, Inc., Federated Department Stores (including Macy's, Bloomingdales, and Burdines), and upscale specialty retailers, including Saks Fifth Avenue and Nordstrom, Inc. In addition, the Company sells out-of-season branded products and overruns through the Company's outlet stores and to off-price retailers. The Company also sells its products, directly or through distributors,  to  customers  in  various  international  markets
including   Canada,  Mexico,  Hong  Kong,  Japan,   Taiwan,   the
Philippines and Singapore.

  The Company markets its product lines and introduces new styles at separate industry-wide footwear and handbag tradeshows that occur several times throughout the year in New York, Las Vegas and at various regional shows. These shows also afford the
Company the opportunity to assess preliminary demand for its products. After each show, the Company's sales force and corporate account specialists visit customers to review the Company's product lines and to secure purchase commitments. The
Company's products also are displayed at separate handbag and footwear showrooms in New York.

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

Consumer Direct Operations

   Retail Operations

   The Company continues to pursue several opportunities to enhance and expand its retail operations. At December 31, 2000, the Company operated 45 specialty retail stores and 24 outlet stores under the Kenneth Cole New York name.

    The Company's specialty retail stores develop consumer recognition of its brand names, provide a showcase for Kenneth Cole branded products marketed by the Company and its licensees and enhance the Company's overall profitability. The Company believes that these stores complement its wholesale business by building brand awareness. In addition, Kenneth Cole retail stores enable the Company to reach consumers who prefer the environment of a specialty store. In addition to its Kenneth Cole stores and the success of Reaction at wholesale, the Company plans on testing its first Reaction stand-alone store in New York City during the second half of 2001 to further enhance its growth opportunities. Approximately 20% to 25% of the Company's retail store products are sourced exclusively for such stores to differentiate the product mix of its stores from that of its wholesale customers. The Company opened four retail stores in 2000, and plans to open or expand four to eight new stores in 2001.

   At December 31, 2000, the Company operated 24 outlet stores. The Company's outlet stores enable it to sell a portion of its excess wholesale, retail and catalog inventory in a manner that it believes does not have an adverse impact on its wholesale customers and the Company's retail operations. The Company generally does not make a style available in its outlet stores or to off-price retailers until wholesale customers have taken their first markdown on that style. The Company anticipates that it will require additional outlet stores as higher levels of sales are achieved and additional retail stores are opened. The Company opened five outlet stores and plans to open or expand three to five stores in 2001.

   The  success  of  the Company's new and existing  stores  will depend on various factors, including general economic and business conditions affecting consumer spending, the acceptance by consumers of the Company's retail concept, the ability of the Company to manage successfully such expansion, hire and train personnel, the availability of desirable locations, the negotiation of acceptable lease terms for new locations and the expansion of the Company's management information systems to support the growth of its retail operations. The Company believes that its retail stores further enhance its image and represent an opportunity for revenue and earnings growth.

       Catalog, Website and Customer Service

   The Company produces consumer catalogs that feature a variety of Kenneth Cole New York and Reaction Kenneth Cole branded products. Catalog order-taking and fulfillment for accessories and apparel used to be performed by a third party service located in Virginia. During the latter half of 2000, the Company began both order-taking and the fulfillment of footwear, handbags and most of licensee product classifications from its distribution center in New Jersey. This has enabled the Company to react more quickly to consumer demand, improve distribution response and manage its inventory.

  The Company maintains websites to provide information regarding the Company and its products, as well as to develop an e-commerce
business.   In  2000, the Company improved its  e-commerce  sites
Kennethcole.com,   Reactiononline.com,   and    Unlisted.com,   a
marketing site without e-commerce, targeting younger Generation Y (ages 12 to 24) consumers. The Company plans to continue to invest in the internet and emerging technologies and believes
that  based  on  its  existing  merchandising,  fulfillment   and
marketing capabilities, it is well positioned to deliver  an  on-
line  commerce  solution with nonpareil  customer  service.   The
Company also maintains two toll-free telephone numbers (1-800-KEN-COLE and 1-800-UNLISTED) which provide customer service and answer product-related questions.

Licensing/International

  Licensing

   The Company views its licensing agreements as a vehicle to serve its customers better by extending its product offerings, allowing more of its consumers to meet their fashion accessory needs without compromising on price, value or style. The Company considers entering into licensing, and distribution agreements with respect to certain products if such agreements provide more effective sourcing, marketing and distribution of such products than could be achieved internally. The Company continues to pursue opportunities in new product categories that it believes to be complementary to its existing product lines.

   Licensees range from small to medium size manufacturers to companies that are among the industry leaders in their respective product categories. The Company selects licensees that it believes can produce and service quality fashion products consistent with the Kenneth Cole New York, Reaction Kenneth Cole and Unlisted brand images. The Company communicates its design ideas and coordinates all marketing efforts with its licensees. The Company generally grants licenses for three to five year terms with renewal options, limits licensees to certain territorial rights, and retains the right to terminate the licenses if certain specified sales levels are not attained. Each license provides the Company with the right to review, inspect and approve all product designs and quality and approve any use of its trademarks in packaging, advertising and marketing.

  In 2000, the Company captured significant shelf space in better department stores for its men's apparel collection as it further rolled out tailored clothing, men's sportswear and dress shirts. This was an important step in further defining Kenneth Cole as a premier lifestyle brand as its distinctive image is consistently developed across an expanding number of products, brands and markets. Through its licensing agreement with Liz Claiborne Inc., the Company launched Kenneth Cole women's sportswear during Fall 2000. This debut into women's fashion will be followed by the launch of Reaction Kenneth Cole in Spring 2001, followed by Unlisted expected in Fall 2002. The Company believes the addition of womenswear will further define and differentiate its brands, enabling the Company to better meet its customer's needs and lifestyle.






The following table summarizes the Company's licensed product categories:

                                 Kenneth Cole     Reaction
Product Category                   New York     Kenneth Cole    Unlisted

Men's Tailored Clothing               X              X
Men's Sportswear                      X              X
Men's Neckwear                        X              X
Men's Underwear, Robes, Loungewear    X              X
Men's Dress Shirts                    X              X
Men's Leather & Fabric Outerwear      X              X
Men's Small Leather Goods             X              X              X
Women's Sportswear                    X              X              X
Women's Small Leather Goods           X              X              X
Women's Leather & Fabric Outerwear    X              X
Women's Scarves & Wraps               X              X
Men's/Women's Hosiery                 X              X
Men's/Women's Belts                   X              X
Men's/Women's Jewelry                 X              X
Men's/Women's Watches                 X              X
Men's/Women's Optical Frames          X              X
Men's/Women's Luggage/Briefcases      X              X
Men's/Women's Sunglasses              X              X              X
Kid's Leather & Fabric Outerwear                     X

   All of the Company's licensees are required to contribute to the Company a percentage of their net sales of licensed products, subject to minimum amounts, for the ongoing marketing of the Kenneth Cole brands.

  International

   The Company sells its products through distributors and licensees to wholesale customers and direct retailers in markets including Canada, Mexico, Hong Kong, Japan, Taiwan, the Philippines and Singapore. The Company plans to continue to expand its international licensing programs and presence as a means of developing a truly global brand. The Company also operates one retail store in the Netherlands.

   The Company has licensing agreements presently with Dickson Concepts, Ltd. ("Dickson") to retail Kenneth Cole New York and Reaction Kenneth Cole branded products through established freestanding stores in Hong Kong, Taiwan and Singapore. Dickson presently operates five freestanding stores in these countries as well as several shop-in-shops. Each store carries a selection of merchandise, which is also available in the Kenneth Cole domestic retail stores. In the Spring of 2000, men's sportswear was introduced in the Hong Kong and Singapore stores for the first time. The Company is anticipating the opening of additional stores in Hong Kong, Singapore and Taiwan and is also planning to expand the size of the existing stores to accommodate the expanded product class.

   During 1998, the Company entered into an agreement with Store Specialists, Inc. (Rustan's Department Store) to sell the Kenneth Cole New York and Reaction Kenneth Cole products throughout the Philippines in leased shop-in-shop environments as well as freestanding stores. In late 2000, the Company opened its second freestanding store at Rockwell Center in Makati.

   The Company, through licensing arrangements, continues to sell and market its products in Canada. The majority of product classifications available domestically are also available in Canada. During 2000, the Company opened a street front shop-in-shop at the Eaton's Center store in Toronto and in the Spring
2001 is planning to launch women's sportswear in Canada through the Company's licensee, Liz Claiborne, Inc.

   The Company also signed international distributor agreements for the wholesaling of optical eyewear and watches, which are currently available in the United Kingdom, Mexico, Canada and Scandinavia. During 2001, a licensing agreement for Latin America was executed. This agreement covers Latin America and the Caribbean, with the exception of Brazil, Argentina and Uruguay. The relationship will allow for the establishment of flagship stores in key countries and approximately 25 freestanding stores as well as a wholesale distribution of most key product classifications throughout the region.


   During March 2001, the Company announced a license agreement with LVMH Mo,t Hennessy Louis Vuitton's Perfumes and Cosmetics Group's Parfums Givenchy, Inc. ("LVMH"), the world's leading luxury products group, to create, distribute, and market Kenneth Cole Fragrance and body products. Drawing upon Kenneth Cole's creative strength, the Company's established brands, and the resources of LVMH, Parfums Givenchy, Inc. will orchestrate the global development, marketing and distribution of several Kenneth Cole Fragrances worldwide. Plans include the launch of both men's and women's fragrance lines for Kenneth Cole New York, Reaction Kenneth Cole and Unlisted brands. The first is expected for the Fall 2002 season.

Design

  Kenneth D. Cole, Chief Executive Officer and President, founded the Company and its success to date is largely attributable to his design talent, creativity and marketing abilities. Mr. Cole selects designers to join a design team to work with him in the creation and development of new product styles. Members of each design team work together with Mr. Cole to create designs that they believe fits the Company's image, reflects current or approaching trends and can be manufactured cost-effectively.

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

Sourcing

    The Company does not own or operate any manufacturing facilities and sources its branded and private label products directly or indirectly through independently owned manufacturers in Italy, Spain, Brazil, India, China and Korea. The Company maintains an office in Florence, Italy and generally has long-standing relationships with several independent buying agents to monitor the production, quality and timely distribution of the Company's products from its manufacturers. The Company sources each of its product lines separately based on the individual design, styling and quality specifications of such products.

    The Company attempts to limit the concentration of manufacturing with any one manufacturer. However, approximately 40% and 58% of the dollar value of total handbag purchases by the Company were sourced through one agent utilizing many different factories in China in 2000 and 1999, respectively. In addition, 41% and 43% of men's footwear was produced by one manufacturer utilizing several different factories in Italy in 2000 and 1999, respectively. These manufacturers, however, subcontract a significant portion of such purchases to ensure the consistent and timely delivery of quality products. The Company is the largest customer of these manufacturers and has established long-standing relationships with them. While the Company believes it has alternative manufacturing sources available to meet its current and future production requirements, there can be no assurance that, in the event the Company is required to change its current manufacturers, alternative suppliers will be available on terms comparable to the Company's existing arrangements.

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

Advertising and Marketing

   The Company believes that advertising to promote and enhance the Kenneth Cole New York and Reaction Kenneth Cole brands is an integral part of its long-term growth strategy. The Company believes that its advertising campaigns, which have brought it national recognition for their timely focus on current events and social issues, have resulted in increased sales and consumer awareness of its branded products. The Company's advertising appears in magazines such as Vogue, Vanity Fair, Details, GQ, Glamour and Marie Claire, newspapers, and outdoor and electronic advertising media. All of the Company's licensees are required to contribute to the Company a percentage of their net sales of licensed products, subject to minimums, for the advertising and promotion of the Kenneth Cole brand image. In addition, the Company believes personal appearances by Kenneth D. Cole also further enhance the Company's brand awareness.

   The Company utilizes its in-house advertising and public relations staff for all media placement, which includes approval of all advertising campaigns from its licensees. By retaining control over its advertising and marketing programs, the Company has been able to maintain the integrity of its brands while realizing substantial cost savings when compared to outsourcing.

   The Company has committed additional funding towards the marketing of the Unlisted brand. The marketing campaign, beginning for the Fall 2001 season, will see the return of co-branding, replacing Unlisted.com with "Unlisted, A Kenneth Cole Production." The Company believes the campaign will further distinguish the integrity of the brand, while maintaining the Kenneth Cole association. The focus of this association is to emphasize the Kenneth Cole lifestyle and appeal to the fashion conscious younger consumer.

   In order to continue to strengthen brand awareness of its products and increase sales, the Company is actively involved in development, marketing and merchandising programs for its customers. As part of this effort, the Company utilizes cooperative advertising programs, sales promotions and produces consumer catalogs which feature a variety of Kenneth Cole New York and Reaction Kenneth Cole branded products marketed by the Company and its licensees. In addition, the Company has, on a limited basis, worked with customers to develop distinctive catalogs that market the Company's products and to develop point of sale displays. Because all this work is done internally, the Company believes that there is a singular focus, a strong synergy and a consistency in all communications.

   An important developing aspect of the Company's marketing efforts is the creation of shop-in-shops, where an entire collection of the Company's branded products is featured, along with focus areas, where specific product categories are highlighted. These shop-in-shops and focus areas create an environment that is consistent with the Company's image and enables the retailer to display and stock a greater volume of the Company's products per square foot of retail space. In addition, the Company believes that these shop-in-shops and focus areas encourage longer-term commitment by retailers to the Company's products and enhance consumer brand awareness.

Distribution

    To facilitate distribution, the Company's products are inspected, bar coded, packed and shipped from manufacturers by ocean or air to either the Company's distribution facilities located in Secaucus, New Jersey or a public warehouse located in California. The Company utilizes fully integrated information systems and bar code technology to facilitate the receipt, processing and distribution of product through both distribution facilities. The products are then shipped to the Company's wholesale customers either in bulk or under its open stock program. The Company's open stock program allows its wholesale customers to reorder, typically via electronic data interchange ("EDI"), core basic styles in a range of colors and sizes for immediate shipment. While the open stock program requires an increased investment in inventories, the Company believes this program is an important service for its wholesale customers by allowing them to manage inventory levels more effectively. The Company expects that affording customers improved flexibility in ordering specific SKUs in smaller quantities will ultimately reduce the incidence of markdowns and allowances.

Management Information Systems

  The Company believes that sophisticated information systems are essential to the Company's ability to maintain its competitive position and to support continued growth. The Company's management information systems were designed to provide, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution and marketing aspects of the Company's business. During 1999, the Company replaced its wholesale distribution and financial systems with newer technologically advanced systems that offer greater functionality and enhanced reporting. The Company also utilizes an EDI system which provides a computer link between the Company and many of its wholesale customers that enables the Company to receive on-line orders and to accumulate sales information on its products. The Company's EDI system also improves the efficiency of responding to customer needs and allows both the customer and the Company to monitor purchases, shipments and invoicing. In its retail stores, the Company uses point-of-sale registers to capture sales data and track inventories.

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

Trademarks

   The Company, through its wholly-owned subsidiary, K.C.P.L., Inc., owns federal registrations for its principal trademarks Kenneth Cole, Kenneth Cole New York, Reaction Kenneth Cole, Kenneth Cole Reaction, Reaction, Kenneth Cole Collection and Unlisted as well as several other ancillary and derivative trademarks. Each of the federal registrations is currently in full force and effect and is not the subject of any legal proceedings. In addition, the Company has several pending federal applications in the United States Patent and Trademark office for trademarks and service marks, including Unlisted, Unlisted.com and several ancillary trademarks. Moreover, the Company continues to expand its current international registrations in numerous countries in Asia, Central and South America, the Middle East and Europe. The Company regards its trademarks and other proprietary rights as valuable assets in the marketing and distribution of its products, and fully intends to maintain, renew and protect the registrations, as well as vigorously defend all trademarks against infringements.

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

Foreign Operations

   The Company's business is subject to the risks of doing business abroad, such as fluctuations in currency exchange rates, local market conditions, labor unrest, political instability and the imposition of additional regulations relating to imports, including quotas, duties or taxes and other charges on imports. While these factors have not had a material adverse impact on the Company's operations to date, there can be no assurance that they will not have a material adverse affect on the Company's operations in the future.

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

Import Restrictions

   Although the majority of the goods sourced by the Company are not currently subject to quotas, countries in which the Company's products are manufactured may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products. In addition, the United States may impose new duties, tariffs and other restrictions on imported products, any of which could have a material adverse affect on the Company's operations and its ability to import its products at the Company's current or increased quantity levels. In accordance with the Harmonized Tariff Schedule, a fixed duty structure in effect for the United States, the Company pays import duties on its products ranging from approximately 6% to 37.5%, depending on the product category and the principal component of the product. Other restrictions on the importation of footwear and other products are periodically considered by the United States government and no assurance can be given that tariffs or duties on the Company's goods may not be raised, resulting in higher costs to the Company, or that import quotas restricting such goods may not be imposed or made more restrictive.

  A significant portion of the Company's products is manufactured in and imported from China. The Company's operations and its ability to import products from China at current tariff levels could be materially and adversely affected if the ''most favored nation'' status granted to China by the United States government for trade and tariff purposes is terminated. As a result of such status, products imported by the Company from China currently receive the lower tariff rates made available to most of the United States' major trading partners. In 2000, the U.S. enacted a bill granting China "permanent normal trade relations" status which will take effect upon China joining the World Trade Organization ("WTO"). In the event that China does not join the WTO or if for some other reason China's trade status were to change, tariff levels on imports from China could rise significantly, which could have a material adverse effect on the Company's results of operations. However, the Company believes that it would be able to shift production of certain goods to other countries on a cost effective basis and to continue to produce in China those goods subject to lower tariff rates.

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

Customers

   The Company's department store customers include major United States retailers, certain of which are under common ownership. In 2000 and 1999, the Company had no customer or group under common ownership account for more than 10% of sales. The Company's ten largest customers represented 43.7% and 40.1% of the Company's net sales for the years ended December 31, 2000 and 1999, respectively. While the Company believes that purchasing decisions have generally been made independently by each division within a department store group, there is a trend among department store groups toward centralized purchasing decisions of their divisions.

Backlog

   The Company had unfilled wholesale customer orders of $55.8 million and $58.6 million, at February 24, 2001 and February 26, 2000, respectively. The Company's backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks, and wholesale customer purchases of its core basic products through the Company's open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.





Employees

   At December 31, 2000, the Company had approximately 1800 employees, 220 of whom are covered under a collective bargaining agreement with a local affiliate of the International Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union. The Company considers its relationships with its employees to be satisfactory. The collective bargaining agreement expires in April 2004. While the Company believes it will be able to renew the agreement with similar terms and conditions, there can be no assurance a new agreement will be reached and failure to reach a new collective bargaining agreement could have a material effect on the Company.

Directors and Executive Officers

Name                Age   Present Position

Kenneth D. Cole     47    President and Chief Executive Officer
Paul Blum           41    Executive Vice President and Chief Operating Officer
Stanley A. Mayer    53    Executive Vice President and Chief Financial Officer
Jaryn Bloom         36    Senior Vice President-Consumer Direct
Susan Hudson        41    Senior Vice President-Wholesale
Robert Grayson      56    Director
Denis F. Kelly      51    Director
Philip B. Miller    63    Director

   Kenneth D. Cole has served as the Company's President, Chief Executive Officer and a Director since its inception in 1982. Mr. Cole was a founder, and from 1976 through 1982, a senior executive of El Greco, Inc., a shoe manufacturing and design company which manufactured Candie's women's shoes. Mr. Cole is on the Boards of Directors of the American Foundation for AIDS Research (''AmFAR'') and H.E.L.P., a New York agency that provides temporary housing for the homeless. In addition, Mr. Cole is a Director and President of each of the wholly owned subsidiaries of the Company.

   Paul Blum has served as Chief Operating Officer and a Director since February 1998. Prior he served as Executive Vice President of the Company since May 1996 and as Senior Vice President from August 1992 until May 1996. Mr. Blum joined the Company in 1990. From 1982 until 1990, Mr. Blum served as Vice President and was a principal shareholder of The Blum Co., a fashion accessory firm, the assets of which were purchased in 1990 by the Company.

   Stanley A. Mayer has served as Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company since March 1988. From 1986 until joining the Company, Mr. Mayer held the position of Vice President-Finance and Administration of Swatch Watch USA, Inc. Mr. Mayer was the Controller of the Ralph Lauren and Karl Lagerfeld womenswear divisions of Bidermann Industries, USA, Inc. from 1979 until 1986. In addition, Mr. Mayer is an officer of each of the wholly owned subsidiaries of the Company.

    Jaryn  Bloom has served as Senior Vice President of  Consumer
Direct  since  September 1997.  Prior, she served  as  Divisional
President-Retail   and   in   various   roles   with   increasing
responsibility since joining the Company in 1986.

    Susan  Q.  Hudson  has  served as  Senior  Vice  President  -
Wholesale since February 1998. Prior, Ms. Hudson served as Divisional President - Men's Footwear since 1996 and as Vice President in charge of men's footwear since 1990. Prior to joining the Company, Ms. Hudson was at LA Gear, where she served as Regional Sales Manager.

   Robert C. Grayson is President of Robert C. Grayson & Associates, Inc. and Vice Chairman of Berglass-Grayson,
consulting firms. From 1992 to 1996, Mr. Grayson served initially as an outside consultant to Tommy Hilfiger Corp., a wholesaler and retailer of men's sportswear and boyswear, and later accepted titles of Chairman of Tommy Hilfiger Retail, Inc. and Vice Chairman of Tommy Hilfiger Corp. From 1970 to 1992, Mr. Grayson served in various capacities for Limited Inc., including President and CEO of Lerner New York from 1985 to 1992, and President and CEO of Limited Stores from 1982 to 1985.



   Denis F. Kelly is a Financial Consultant. From July 1993 to December 2000, Mr. Kelly was the head of the Mergers and Acquisitions Department at Prudential Securities Incorporated. From 1991 to 1993, Mr. Kelly was President of Denbrook Capital Corp., a merchant-banking firm. Mr. Kelly was at Merrill Lynch from 1980 to 1991, where he served as Managing Director, Mergers & Acquisitions from 1984 to 1986, and then as a Managing Director, Merchant Banking, from 1986 to 1991. Mr. Kelly is a director of MSC Industrial Direct, Inc.

   Philip B. Miller was appointed to serve on the Company's Board of Directors on March 23, 2000. Mr. Miller is Chairman of Saks Fifth Avenue, an upscale specialty retailer, and serves as Co-Chairman of Saks Direct, a subsidiary comprising e-commerce and direct mail businesses. Mr. Miller served as Chairman and Chief Executive Officer at Saks Fifth Avenue from 1993 to January 2000. Mr. Miller was formerly Chairman and Chief Executive Officer at Marshall Fields, joining that company in 1983 from Neiman Marcus, where he had been President since 1977. Mr. Miller serves as Senior Vice Chairman of the Board of Directors of Lighthouse International and also serves on the Board of Directors of Saks Incorporated, the Metropolitan Opera Guild of New York and the New York Botanical Gardens.

Item 2.   Properties

   During 2000, the Company relocated its executive offices and showrooms from 152 West 57th Street, New York, NY to 603 West 50th Street, New York, NY. The 15-year lease that expires on May 31, 2015 gives the Company approximately 126,000 square feet of office space over the next three years allowing it to consolidate various satellite office spaces into a worldwide corporate headquarters. The Company currently occupies approximately 66,000 square feet. The lease for the former executive offices and showrooms, expires in December 2006 and is currently under a subtenant lease agreement on terms favorable to the Company.

    The Company's administrative offices and distribution facilities are located in Secaucus, New Jersey under leases that expire in June 2002. The main facility comprises 244,000 square feet, of which approximately 30,000 square feet is used for administrative offices. In March 2000, the Company leased an additional 77,000 square feet to expand its current distribution capacity. The lease expires simultaneously with the other distribution facility located in Secaucus, New Jersey. In addition to these two leases, the Company also leases a 23,500 square foot facility in Secaucus used for outlet store space as well as an additional distribution warehousing facility. The Company also utilizes a public warehouse on the west coast and has a technical and administrative office in Florence, Italy. The Company does not own or operate any manufacturing facilities.

   The Company leases space for all of its 45 full price retail stores (aggregating approximately 170,000 square feet) and 24 outlet stores (aggregating approximately 90,000 square feet). Generally, the leases provide for an initial term of five to ten years, with renewal options permitting the Company to extend the term thereafter.

Item 3.   Legal Proceedings

   The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation that it believes would have a material adverse effect on its business or operations.

Item 4.   Submission of Matters to a Vote of Security Holders

  None.

                             PART II


Item  5.    Market  for  Registrant's Common Equity  and  Related
Shareholder Matters

   The Company's Class A Common Stock is listed and traded (trading symbol KCP) on the New York Stock Exchange ("NYSE"). On March 27, 2001 the closing sale price for the Class A Common Stock was $25.25. The following table sets forth the high and low sale prices for the Class A Common Stock for each quarterly period for 1999 and 2000 (adjusted to give effect to the Company's three-for-two Common Stock split on March 6, 2000), as reported on the NYSE Composite Tape:


     1999:                          High           Low

First Quarter                      17.58          12.21
Second Quarter                     22.67          17.33
Third Quarter                      25.29          18.58
Fourth Quarter                     33.00          23.71


     2000:                          High           Low

First Quarter                       40.88         22.08
Second Quarter                      45.63         33.25
Third Quarter                       48.19         34.94
Fourth Quarter                      48.00         34.63

   The  number  of shareholders of record of the Class  A  Common
Stock on March 27, 2001 was 58.

   There  are  four holders  of record of the Company's  Class  B
Common Stock on March 27, 2001.

   On February 23, 2000, The Board of Directors declared a three-for-two stock split to be effected in the form of a stock dividend. As a result of an insufficient number of additional authorized shares of Class B Common Stock required to be issued in order to effectuate the Company's three-for-two stock split, on March 6, 2000 the holders of record of Class B Common Stock were issued 28,927 shares of Series A Convertible Preferred stock in lieu of shares of Class B Common Stock. Each share of Series A Convertible Preferred stock is automatically convertible into 100 shares of Class B Common Stock upon the due authorization of a sufficient number of Class B Common stock to permit such conversion. Accordingly, on May 25, 2000, the Board of Directors approved a resolution to increase the number of shares of Class B Common stock from 6.0 million to 9.0 million to permit the conversion, thereby providing the holders of Series A Convertible Preferred stock with the shares of Class B Common Stock that should have been issued to them pursuant to the stock split. As a result, all 28,927 shares of Series A Convertible Preferred Stock were converted into 2,892,699 shares of Class B Common Stock. There is no established public trading market for the Company's Series A Convertible Preferred Stock or Class B Common Stock.

   On August 13, 1999 the Board of Directors of the Company authorized management to repurchase, from time to time, an additional 1,500,000 shares up to an aggregate 2,250,000 shares of the Company's Class A Common Stock. As of December 31, 2000, 1,506,700 shares were repurchased in the open market at an aggregate  price  of  $34,771,000 which  have  been  recorded  as treasury stock. During 2001, an additional 2,000,000 shares of Class A Common Stock were authorized to be repurchased. Subsequent to December 31, 2000, 607,000 shares of Class A Common Stock were repurchased.

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

                                         Year Ended December 31,
                              2000       1999       1998       1997      1996
                               (dollars in thousands, except share data)
Income Statement Data:
Net sales                   $384,713   $296,473   $220,405   $185,278   $148,258
Licensing revenue             21,619     14,955      8,357      6,028      3,575
Net revenue                  406,332    311,428    228,762    191,306    151,833
Cost of goods sold           217,046    169,976    130,027    112,183     86,919
Gross profit                 189,286    141,452     98,735     79,123     64,914
Selling and general administrative
 expenses (1)(2)             128,532    100,836     72,145     58,330     44,354

Operating income              60,754     40,616     26,590     20,793     20,560
Interest income (expense), net 3,228      1,280        404       (202)      (22)
Income before provision for
 income taxes                 63,982     41,896     26,994     20,591     20,538
Provision for income taxes    25,592     16,968     10,663      8,189      8,251
Net income                    38,390     24,928     16,331     12,402     12,287
Earnings per share:
 Basic                         $1.87      $1.24       $.82       $.63       $.62
 Diluted                       $1.75      $1.18       $.80       $.61       $.60
Weighted average shares outstanding:
Basic                     20,574,000 20,102,000 19,833,000 19,743,000 19,664,000
Diluted                   21,892,000 21,059,000 20,456,000 20,408,000 20,367,000

                                          At December 31,
                              2000     1999     1998     1997     1996
Balance Sheet Data:
Working capital             $103,768 $106,057 $ 56,644 $ 46,949 $ 37,023
Cash                          74,608   71,415   13,824    8,803    1,626
Inventory                     42,361   39,553   32,957   23,365   29,265
Total assets                 212,370  176,859   96,680   77,528   65,255
Total debt, including
 current maturities              576      758      927        0      489
Total shareholders' equity   145,636  125,331   73,689   59,740   46,599



   (1)  Includes shipping and warehousing expenses.
   (2)  Includes impairment loss of $547,000 in 1999.

Item 7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto that appear elsewhere in this Annual Report.

Results of Operations

   The following table sets forth certain operating data of the Company as a percentage of net revenues for the periods indicated below:

                                             Year Ended December 31,
                                              2000     1999     1998
Net sales                                      94.7%    95.2%    96.3%
Licensing revenue                               5.3      4.8      3.7
                                              ------   ------   ------
Net revenues                                  100.0    100.0    100.0
Cost of goods sold                             53.4     54.6     56.8
                                              ------   ------   ------
Gross profit                                   46.6     45.4     43.2
Selling, general and administrative expenses   31.6     32.4     31.6
Operating income                               15.0     13.0     11.6
Income before provision for income taxes       15.7     13.4     11.8
Provision for income taxes                      6.3      5.4      4.7
                                              ------   ------   ------
Net income                                      9.4%     8.0%     7.1%
                                              ======   ======   ======

Year  Ended  December  31,2000 Compared to  Year  Ended  December
  31,1999
   Net revenues increased to $406.3 million in 2000 compared to $311.4 million in 1999, an increase of 30.5%. This increase is due to increases in each of the Company's business segments: wholesale, consumer direct and licensing/international.

   Wholesale net sales (excluding sales to its consumer direct business segment) increased $49.8 million or 26.7 % to $236.5 million in 2000 from $186.7 million in 1999. This increase is primarily attributable to an increase in sales of men's and ladies Kenneth Cole New York and Reaction Kenneth Cole branded footwear and handbags, offset slightly by Unlisted footwear sales. The overall increase is due to increased sales to new and existing customers due to increased brand awareness and continued growing consumer demand of Kenneth Cole New York as a premier lifestyle brand. The Company believes its advertising campaigns, marketing efforts, website, catalogs and growing retail presence, combined with the marketing efforts of its licensees, continue to be significant factors in increasing consumer demand and the strengthening of its three distinct brands, Kenneth Cole New York, Reaction Kenneth Cole and Unlisted across all product classifications.

   Net sales in the Company's Consumer Direct segment increased $38.4 million or 35.0% to $148.2 million in 2000 from $109.8 million in 1999. The increase in the number of stores, as well as a comparable stores sales increase of approximately 11.3% contributed to the increase in net sales. Of the total increase, $11.1 million was attributable to the comparable store sales increase, and $25.6 million was attributable to that portion of 2000 sales for stores not open for all of 1999 and new stores in 2000. The Company believes that the retail stores convey the Company's image and seamlessly showcase both Company and licensee products, and that this comprehensive presentation reinforces the lifestyle brand, thus increasing consumer demand, not only in the retail stores but also across all channels of distribution. The Company's catalog and internet sales increased $1.9 million in 2000 over the comparable period in 1999.

  Licensing revenue increased 44.6% to $21.6 million in 2000 from $15.0 million in 1999. The increase primarily reflects incremental revenues from sales from existing licensees and the launch of womenswear during the Fall 2000 season. The most significant increases, however, were in men's apparel product classifications including dress shirts, sportswear and tailored clothing, and in men's and women's watches. The Company believes its men's apparel and the recent debut into women's sportswear comes at an opportune time as consumers look toward brands they know and feel comfortable with as a lifestyle. The Company believes the synergies from its efforts to reinforce its brand identities through greater marketing efforts, by itself and its licensees across all product categories, will continue to propel licensee sales.

  Gross profit as a percentage of net revenues increased to 46.6% in 2000 from 45.4% in 1999. This increase is due to an increase in the proportion of revenue from the retail and licensing divisions, each of which produces higher margins than the Company's consolidated gross profit percentage. Sales from the Consumer Direct segment were 36.5% of consolidated net revenue in 2000 compared with 35.3% in 1999. Licensing revenue, which has no associated cost of goods sold, increased as a percentage of net revenues to 5.3% in 2000 from 4.8% in 1999. The Company's wholesale gross profit increased across men's and ladies Kenneth Cole New York and Reaction Kenneth Cole footwear and handbags which experienced an improvement in its sell through at retail.

  Selling, general and administrative expenses, including shipping and warehousing, increased 27.5% to $128.5 million (or 31.6% of net revenues) in 2000 from $100.8 million (or 32.4% of net revenues) in 1999. The increase was primarily attributable to investment in organizational infrastructure to support growth, including cost incurred to relocate the Company's offices and adding an additional warehouse facility, hiring of personnel, e-commerce support and the expansion of the Company's Consumer Direct operations. The decrease in SG&A as a percentage of net revenue is primarily attributable to certain economies realized in the Company's wholesale segment, slightly offset by increased expenditures in technology aimed at enhancing the Company's e-commerce initiatives.

  Interest and other income increased to $3.2 million in 2000 from $1.3 million in 1999. The increase is primarily due to higher average cash levels due to improved cash flows and the receipt of $29.0 million in proceeds from selling stock to Liz Claiborne, Inc. as part of the womenswear licensing agreement in the later half of 1999.

  The Company's effective tax rate decreased to 40.0% for the year ended December 31, 2000 from 40.5% in the corresponding period last year. The decrease is due to the relative level of earnings in the various state and local taxing jurisdictions to which the Company's earnings are subject.

   As a result of the foregoing, operating income increased 49.6%
in  2000  to  $60.8  million (15.0% of net  revenue)  from  $40.6 million (13.0% of net revenue) in 1999.

  Year  Ended  December 31,1999 Compared to Year  Ended  December
  31,1998
   Net revenues increased to $311.4 million in 1999 compared to $228.8 million in 1998, an increase of 36.1%. This increase is due to increases in each of the Company's business segments: wholesale, consumer direct and licensing.

   Wholesale net sales (excluding sales to its consumer direct business segment) increased $34.6 million or 22.8% to $186.7 million in 1999 from $152.0 million in 1998. This increase is primarily attributable to an increase in sales of men's and ladies branded footwear. The overall increase is due to increased sales to new and existing customers due to increased brand awareness and continued growing consumer demand of Kenneth Cole New York as a premier lifestyle brand. The Company believes its advertising campaigns, marketing efforts, website, catalogs and growing retail presence, combined with the marketing efforts of its licensees, continue to be significant factors in increasing consumer demand and the strengthening of its three distinct brands, Kenneth Cole New York, Reaction Kenneth Cole and Unlisted across all product classifications.

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

  Gross profit as a percentage of net revenues increased to 45.4% in 1999 from 43.2% in 1998. This increase is due to an increase in the proportion of revenue from the retail and licensing divisions, each of which produces higher margins than the Company's consolidated gross profit percentage. Sales from the Consumer Direct segment were 35.3% of consolidated net revenue in 1999 compared with 29.9% in 1998. Licensing revenue, which has no associated cost of goods sold, increased as a percentage of net revenues to 4.8% in 1999 from 3.7% in 1998. The Company's wholesale gross profit increased across all brands in men's footwear, handbags and ladies footwear which also experienced an improvement in its sell through at retail.

  Selling, general and administrative expenses, including shipping and warehousing, increased 39.8% to $100.8 million (or 32.4% of net revenues) in 1999 from $72.1 million (or 31.6% of net revenues) in 1998. The increase was primarily attributable to investment in organizational infrastructure to support growth, marketing and public relations expenditures to build the Company's brands, hiring of personnel and the expansion of the Company's Consumer Direct operations. Included in SG&A expenses in 1999 was approximately $3.0 million, or 1% of sales, in internet and year 2000 related costs. The increase in SG&A as a percentage of net revenue is due to the increased level of spending on the internet and information systems and expansion of the Company's retail and outlet stores, which operate at a higher cost structure than its wholesale operations.

  Interest income increased to $1.3 million in 1999 from $0.4 million in 1998. The increase was primarily due to higher average cash levels due to improved cash flows and the receipt of $29.0 million in proceeds from selling stock to Liz Claiborne Inc. as part of the womenswear licensing agreement.

   As a result of the foregoing, operating income increased 52.7%
in  1999  to  $40.6  million (13.0% of net  revenue)  from  $26.6 million (11.6% of net revenue) in 1998.

Liquidity and Capital Resources

   The Company's cash requirements are generated primarily from working capital needs, retail expansion, enhanced technology and e-commerce initiatives, and other corporate activities. The Company primarily relies upon internally generated cash flows from operations to finance its operations and growth, however it also has the ability to borrow up to $25.0 million under its line of credit facility. Cash flows may vary from time to time as a result of seasonal requirements of inventory, the timing of the delivery of merchandise to customers and the level of accounts receivable and payable balances. At December 31, 2000, working capital was $103.8 million compared to $106.1 million at December 31, 1999.

  Net cash provided by operating activities increased to $51.4 million in 2000 from $40.3 million in 1999. This increase was primarily attributable to higher earnings, timing of payables and receivables, offset by increased inventory levels required to support the initial inventory requirements of the new retail and outlet stores and deposits to execute larger format retail store spaces.

  Net cash used in investing activities was $25.5 million in 2000 compared to $8.5 million in 1999. This increase primarily reflects an increase in capital expenditures for new retail store openings and the renovation of the Company's new corporate headquarters in New York City.

Net cash used in financing activities was $22.9 million in 2000 compared to net cash provided by financing activities of $25.6 million in 1999. This is principally attributable to the Company's purchase of 782,950 shares of Class A Common Stock at an average price of $32.46 per share compared to 723,750 shares of Class A Common Stock purchased during 1999 at an average price of $12.95 per share under its stock repurchase program. In February 2001, the Board of Directors authorized the repurchase from time to time, subject to market conditions, of an additional 2 million shares of Class A Common Stock under the Company's repurchase program. In addition, during 1999 the Company issued 1,500,000 shares of Class A Common Stock to Liz Claiborne, Inc. at the market price of $19.33 per share in conjunction with the signing of the license agreement for womenswear.

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

   The Company currently has a line of credit, as amended, under which up to $25.0 million is available to finance working capital requirements and letters of credit to finance the Company's inventory purchases. Borrowings available under the line of credit are determined by a specified percentage of eligible accounts receivable and inventories and bear interest at (i) the higher of The Bank of New York's prime lending rate or the Federal Funds rate plus 0.5% at the date of borrowing or (ii) a negotiated rate. In connection with the line of credit, the Company has agreed to eliminate all the outstanding borrowings under the facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain receivables of the Company. The Company has no outstanding advances under this line of credit, however amounts available under the line were reduced by $2.1 million open letters of credit and $2.4 million standby letters of credit to $20.5 million.

  Capital expenditures were approximately $24.1 million, $8.5 million and $5.8 million for 2000, 1999 and 1998, respectively. Expenditures on furniture, fixtures and leasehold improvements for new retail store openings and expansions were $10.2 million, $6.7 million and $4.9 million in 2000, 1999 and 1998,
respectively.   The  remaining expenditures  were  primarily  for
leasehold improvements for the renovation of the Company's new corporate headquarters, and equipment for the company's offices and warehouses. During 2001, the Company anticipates opening or expanding approximately 7 to 12 retail and outlet stores that will require aggregate capital expenditures and initial inventory requirements of these new and expanded stores of approximately
15.0 million.

   The Company also anticipates that it will require increased capital expenditures to support its continued growth including an increase in its office and warehouse space and enhancements to its information systems and website development.

   In December 1998, the Company entered into a 15-year lease which, over a period of three to five years, will provide the Company with approximately 126,000 square feet of office space. During 2000, the Company relocated its corporate headquarters to this larger location in New York City and anticipates consolidating various satellite office space. The Company completed phase I of its renovations incurring approximately $10 million in capital expenditures. Currently, the Company expects to incur an additional $10 million over the next two to three years upon turnover of the additional remaining space.

   The Company believes that it will be able to satisfy its cash requirements for 2001, including requirements for its retail expansion, new corporate office space and information systems improvements, primarily with cash flow from operations.

Exchange Rates

  The Company routinely enters into forward exchange contracts for its future purchases of inventory denominated in foreign currencies, primarily the Italian Lira. At December 31, 2000, forward exchange contracts totaling $16.0 million were outstanding with settlement dates ranging from January 2001 through May 2001. Gains and losses on forward exchange contracts are deferred and accounted for as part of the purchase price of imported merchandise. At December 31, 2000, the unrealized gain on these forward contracts is approximately $1.1. The Company expects to continue to routinely enter into additional foreign exchange contracts throughout the year. While the Company believes that its current procedures with respect to the reduction of risk associated with currency exchange rate fluctuations are adequate, there can be no assurance that such fluctuations will not have a material adverse effect on the results of operations of the Company in the future.

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

  Inventory purchases from contract manufacturers in the Far East and Brazil are denominated in United States dollars and the recent devaluation of many of these currencies against the United States dollar has not had any material adverse impact on the Company. However, future purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturer, which may affect the Company's cost of goods in the future. The Company does not believe the potential effects of such fluctuations would have a material adverse affect on the Company.

Effects of Inflation

  The Company does not believe that the relatively moderate rates of inflation experienced over the last few years in the United
States, where it primarily competes, have had a significant effect on revenues or profitability.

Item  7A.  Quantitative and Qualitative Disclosures about  Market
Risk

   The  Company  does not believe it has a material  exposure  to
market  risk.   The  Company  is primarily  exposed  to  currency
exchange rate risks with respect to its inventory transactions denominated in Italian Lira, which has been converted to the Euro effective January 1, 1999. Business activities in various currencies expose the company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing foreign exchange contracts. The Company does not enter into foreign currency transactions for speculative purposes. At December 31, 2000, the Company had forward exchange contracts totaling $16.0 million with an unrealized gain of approximately $1.1. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. A two or less percentage point increase in interest rates affecting the Company's credit facility would not have had a material effect on the Company's 2000 and 1999 net income.

Item 8. Financial Statements and Supplementary Data

   See page F-1 for a listing of the consolidated financial statements submitted as part of this report.

Item  9.    Changes  in  and Disagreements  With  Accountants  on
Accounting and Financial Disclosure

  None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

   Except for the information regarding directors and executive officers of the registrant, which is included in Part I, the information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 24, 2001 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 and is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

   The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 24, 2001 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 and is incorporated herein by reference in response to this item.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

   The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 24, 2001 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 and is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

   The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 24, 2001 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, and is incorporated herein by reference in response to this item.

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

10.03-Line  of  Credit Letter, dated January 13, 1994,  from  The
     Bank of New York to Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc.; $7,500,000 Promissory Note, dated February 1, 1994 by Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc. issued to The Bank of New York; Letter Agreement, dated December 16, 1993, between The Bank of New York and Kenneth Cole Productions, Inc., Unlisted, Inc., Kenneth Cole Leather Goods, Inc., Cole Productions, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc.,
     Cole Woodbury, Inc., Cole Sunset, Inc. and Cole Fifth Avenue, Inc.; General Guarantees, dated December 16, 1993, in favor of The Bank of New York by Kenneth Cole Leather Goods, Inc. for Unlisted, Inc., by Kenneth Cole Leather
     Goods,   Inc.  for  Kenneth  Cole  Productions,   Inc.,   by
     Unlisted,  Inc.  for  Kenneth  Cole  Productions,  Inc.,  by
     Unlisted, Inc. for Kenneth Cole Leather Goods, Inc., by Kenneth Cole Productions, Inc. for Kenneth Cole Leather Goods, Inc., and by Kenneth Cole Productions, Inc. for Unlisted, Inc.; General Loan and Security Agreements, dated December 16, 1993, between The Bank of New York and each of Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc.; and Personal Guarantees of Mr.
     Kenneth D. Cole, dated December 16, 1993, in favor of The Bank of New York for Kenneth Cole Productions, Inc.,
     Unlisted,   Inc.  and  Kenneth  Cole  Leather  Goods,   Inc.
     (Incorporated  by  reference  to  Exhibit   10.03   to   the
     Company's  Registration Statement on Form S-1,  Registration
     No. 33-77636).
                Line  of  Credit Letter, dated December  9,  1994
     from The Bank of New York to Kenneth Cole Productions, Inc.; $7,500 Promissory Note, dated December 15, 1994 by Kenneth Cole Productions, Inc. issued to The Bank of New
     York;  Letter of Termination of Personal Guarantees  of  Mr.
     Kenneth D. Cole, dated December 8, 1994, in favor of The Bank of New York for Kenneth Cole Productions, Inc.,
     Unlisted,   Inc.  and  Kenneth  Cole  Leather  Goods,   Inc.
     (Incorporated  by  reference  to  Exhibit   10.03   to   the
     Company's 1994 Form 10-K).
10.03A     -$10,000  Promissory  Note, dated  July  31,  1995  by
     Kenneth  Cole Productions, Inc. issued to The  Bank  of  New
     York.   (Previously   filed  as  Exhibit   10.03A   to   the
     Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
*10.04     -Kenneth  Cole  Productions, Inc.  1994  Stock  Option
     Plan. (Incorporated by reference to Exhibit 10.04 to the Company's Registration Statement on Form S-1, Registration
     No. 33-77636).
*10.05     -Employment  Agreement, dated as of  April  30,  1994,
     between Kenneth Cole Productions, Inc. and Kenneth D.  Cole.
     (Incorporated  by  reference  to  Exhibit   10.05   to   the
     Company's  Registration Statement on Form S-1,  Registration
     No. 33-77636).
*10.06     -Employment  Agreement, dated as of  April  30,  1994,
     between  Kenneth  Cole  Productions,  Inc.  and  Paul  Blum.
     (Incorporated  by  reference  to  Exhibit   10.06   to   the
     Company's  Registration Statement on Form S-1,  Registration
     No. 33-77636).
*10.07  -Employment Agreement, dated as of  April  30,
     1994, between Kenneth Cole Productions, Inc. and Stanley A. Mayer; Stock Option Agreement dated as of March 31, 1994 between Kenneth Cole Productions, Inc. and Stanley A. Mayer. (Incorporated by reference to Exhibit 10.07 to the Company's Registration Statement on Form S-1, Registration
     No. 33-77636).
                Stock Option Agreement dated as of June 1,  1994,
     between Kenneth Cole Productions, Inc. and Stanley A. Mayer; Stock Option Agreement dated as of July 7, 1994, between Kenneth Cole Productions, Inc. and Stanley A. Mayer
     (Incorporated  by  reference  to  Exhibit   10.07   to   the
     Company's 1994 Form 10-K).
10.08      -Collective Bargaining Agreement by  and  between
     the New York Industrial Council of the National Fashion Accessories Association, Inc. and Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, dated as of April 25, 1987; Memorandum of Agreement by and between the
     New   York  Industrial  Council  of  the  National   Fashion
     Accessories Association, Inc. and Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union,
     dated  as  of  June 16, 1993. (Incorporated by reference  to
     Exhibit 10.08 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
10.09-Memorandum  of  Agreement between the New  York  Industrial
     Council of the National Fashion Accessories Association Inc. and Local 1 Leather Goods, Plastics, Handbags, and Novelty Workers Union, Division of Local 342-50 United Food
     and  Commercial Workers Union (Previously filed  as  Exhibit
     10.1  to the Registrant's Quarterly Report on Form 10-Q  for
     the quarterly period ended June 30, 1996 and incorporated herein by reference).
*10.10           Employment   Agreement  between   Kenneth   Cole
     Productions,  Inc.,  and  Paul Blum.  (Previously  filed  as
     Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).
10.11      Sublease  Agreement,  dated  June  17,  1996,  between
     Kenneth   Cole   Productions,   Inc.   and   Liz   Claiborne
     Accessories,  Inc.  (Incorporated by  reference  to  Exhibit
     10.11 to the Company's 1996 Form 10-K).
*10.12          Amended  and  Restated Kenneth Cole  Productions,
     Inc.  1994 Stock Option Plan (Previously filed as an Exhibit to  the Registrant's Proxy Statement filed on April 22, 1997 and incorporated herein by reference).
*10.13           Employment   Agreement  between   Kenneth   Cole
     Productions, Inc. and Susan Hudson (Previously filed as an Exhibit to the Company's 1997 Form 10-K).
10.14        Lease  Agreement, dated December 17,  1998,  between
     Kenneth Cole Productions, Inc. and SAAR Company, LLC. (Previously filed as Exhibit 10.14 to the Registrants Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference).
10.15         Common Stock Purchase Agreement, dated July 20,
     1999, between Liz Claiborne, Inc. and Kenneth Cole Productions, Inc. (Previously filed as Exhibit 10.01 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
10.16 Registration Rights Agreement, dated July 20, 1999, between Liz Claiborne, Inc. and Kenneth Cole Productions, Inc. (Previously filed as Exhibit 10.02 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30,
     1999).
10.17         License Agreement, dated July 20, 1999, by and
     between L.C.K.L., LLC and K.C.P.L., Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment and been filed separately with the Securities and Exchange Commission. Such portions are designated by a "*". (Previously filed as Exhibit 10.03 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30,
     1999).
+10.18          Amended and Restated Employment Agreement,  dated
     as of September 1, 2000, between Kenneth Cole Productions, Inc. and Paul Blum (Previously filed as Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).
+21.01   List of Subsidiaries
+23.01   Consent of Ernst & Young LLP
____________________________
*           Management   contract   or   compensatory   plan   or
     arrangement  required  to  be identified  pursuant  to  Item
     14(a) of this report.
+         Filed herewith.

(b) Reports on Form 8-K

     None.

(b) See (a) (3) above for a listing of the exhibits included as a part of this report.

         Kenneth Cole Productions, Inc. and Subsidiaries

           Index to Consolidated Financial Statements



                                                                  Page

Report of Independent Auditors                                    F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999      F-3

Consolidated Statements of Income for the years ended
 December 31, 2000, 1999 and 1998                                 F-5

Consolidated Statements of Changes in Shareholders' Equity
 for the years ended December 31, 2000, 1999 and 1998             F-6

Consolidated Statements of Cash Flows for the years ended
 December 31, 2000, 1999 and 1998                                 F-7

Notes to Consolidated Financial Statements                        F-8

                 Report of Independent Auditors


Board of Directors and Shareholders
Kenneth Cole Productions, Inc. and Subsidiaries

  We have audited the accompanying consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kenneth Cole Productions, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


New York, New York                           ERNST & YOUNG LLP
March 13, 2001

         Kenneth Cole Productions, Inc. and Subsidiaries

                   Consolidated Balance Sheets

                                                            December 31,
                                                         2000          1999
Assets
Current assets:
Cash                                                $ 74,608,000  $ 71,415,000
Due from factor                                       26,066,000    26,925,000
Accounts receivable, less allowance for doubtful
 accounts of $550,000 in 2000, and $554,000 in 1999    9,117,000     6,990,000
Inventories                                           42,361,000    39,553,000
Prepaid expenses and other current assets              2,747,000       375,000
Deferred taxes, net                                    1,486,000     1,766,000
                                                    ------------  ------------
Total current assets                                 156,385,000   147,024,000

Property and equipment-at cost, less accumulated
  depreciation and amortization                       38,202,000    19,431,000

Other assets:
Deferred taxes, net                                    3,198,000     1,484,000
Deposits and sundry                                    5,875,000     1,868,000
Deferred compensation plan assets                      8,710,000     7,052,000
                                                    ------------  ------------
Total other assets                                    17,783,000    10,404,000
                                                    ------------  ------------
Total assets                                        $212,370,000  $176,859,000
                                                    ============  ============

  See accompanying notes to consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

               Consolidated Balance Sheets (continued)

<CAPTION
                                                            December 31,
                                                         2000          1999
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                                    $ 34,688,000  $ 27,323,000
Accrued expenses and other current liabilities        14,716,000    10,372,000
Income taxes payable                                   3,213,000     3,272,000
                                                    ------------  ------------
Total current liabilities                             52,617,000    40,967,000

Accrued rent and other long term liabilities           5,027,000     2,932,000
Deferred compensation plan liabilities                 8,710,000     7,052,000
Obligations under capital lease                          380,000       577,000

Commitments and contingencies

Shareholders' equity:
Series A Convertible Preferred stock, par value $1.00,
 1,000,000 shares authorized, 28,927 issued in 1999                     29,000
Class A Common Stock, par value $.01, 20,000,000
 shares authorized, 13,479,088 and 13,058,057 issued
 in 2000 and 1999                                        135,000       131,000
Class B Convertible Common Stock, par value $.01,
 9,000,000 shares authorized, 8,588,097 and 5,785,398
 outstanding in 2000 and 1999                             86,000        58,000
Additional paid-in capital                            60,300,000    53,140,000
Cumulative other comprehensive income                    403,000       235,000
Retained earnings                                    119,483,000    81,093,000
                                                    ------------  ------------
                                                     180,407,000   134,686,000
Class A Common Stock in treasury, at cost,
1,506,700 and 723,750 shares in 2000 and 1999        (34,771,000)   (9,355,000)
                                                    ------------  ------------
Total shareholders' equity                           145,636,000   125,331,000
                                                    ------------  ------------
Total liabilities and shareholders' equity          $212,370,000  $176,859,000
                                                    ============  ============

  See accompanying notes to consolidated financial statements.

         Kenneth Cole Productions, Inc. and Subsidiaries

                Consolidated Statements of Income


                                            Year ended December 31,
                                        2000          1999          1998

Net sales                           $384,713,000  $296,473,000  $220,405,000
Licensing revenue                     21,619,000    14,955,000     8,357,000
                                    ------------  ------------  ------------
Net revenue                          406,332,000   311,428,000   228,762,000
Cost of goods sold                   217,046,000   169,976,000   130,027,000
                                    ------------  ------------  ------------
Gross profit                         189,286,000   141,452,000    98,735,000

Selling, general, and
administrative expenses              128,532,000   100,836,000    72,145,000
                                    ------------  ------------  ------------
Operating income                      60,754,000    40,616,000    26,590,000
Interest and other income, net         3,228,000     1,280,000       404,000
                                    ------------  ------------  ------------
Income before provision for
income taxes                          63,982,000    41,896,000    26,994,000
Provision for income taxes            25,592,000    16,968,000    10,663,000
                                    ------------  ------------  ------------
Net income                          $ 38,390,000  $ 24,928,000  $ 16,331,000
                                    ============  ============  ============

Earnings per share:
     Basic                                 $1.87         $1.24          $.82
     Diluted                               $1.75         $1.18          $.80

Shares used to compute earnings per share:
     Basic                            20,574,000    20,102,000    19,833,000
     Diluted                          21,892,000    21,059,000    20,456,000

  See accompanying notes to consolidated financial statements.

                            Kenneth Cole Productions, Inc. and Subsidiaries
                     Consolidated Statements of Changes in Shareholders' Equity

                             Class A Common Stock         Class B Common Stock
                              Number                       Number
                             of Shares    Amount          of Shares    Amount
Balance at 12/31/97         11,115,241   $112,000       5,785,398     $ 58,000
Net income
Foreign currency
Translation adjustment

Comprehensive income
Exercise of stock options
 and related tax benefits      299,305      2,000
Purchase of Class A
 common stock
                            --------------------------------------------------
Balance at 12/31/98         11,414,546    114,000       5,785,398       58,000
Net income
Foreign currency
Translation adjustment

Comprehensive income
Exercise of stock options
 and related tax benefits      143,511      2,000
Purchase of Class A
 common stock
Stock Issuance               1,500,000     15,000
                            --------------------------------------------------
Balance at 12/31/99         13,058,057    131,000       5,785,398       58,000
Net income
Foreign currency
Translation adjustment

Comprehensive income
Exercise of stock options
 and related tax benefits      324,379      3,000
Issuance of Class A
 common stock for ESPP           6,652
Conversion of
 Preferred Stock to
 Class B Common Stock                                   2,892,699       29,000
Purchase of Class A
 common stock
Conversion of
 Class B shares to
 Class A shares                 90,000      1,000         (90,000)      (1,000)
                            ---------------------------------------------------
Balance at 12/31/00         13,479,088   $135,000       8,588,097     $ 86,000
                            ===================================================

                                 Series A
                               Convertible                          Accumulated
                             Preferred Stock        Additional         Other
                            Number                    Paid-In      Comprehensive
                            of Shares   Amount       Capital          Income

Balance at 12/31/97        28,927      $ 29,000     $19,617,000     $ 90,000
Net income
Foreign currency
Translation adjustment                                               (16,000)

Comprehensive income
Exercise of stock options
 and related tax benefits                             2,600,000
Purchase of Class A
 common stock
                           --------------------------------------------------
Balance at 12/31/98        28,927        29,000      22,217,000       74,000
Net income
Foreign currency
Translation adjustment                                               161,000

Comprehensive income
Exercise of stock options
 and related tax benefits                             1,938,000
Purchase of Class A
 common stock
Stock Issuance                                       28,985,000
                           --------------------------------------------------
Balance at 12/31/99        28,927        29,000      53,140,000      235,000
Net income
Foreign currency
Translation adjustment                                               168,000

Comprehensive income
Exercise of stock options
 and related tax benefits                             6,951,000
Issuance of Class A
 common stock for ESPP                                  209,000
Conversion of
 Preferred Stock to
 Class B Common Stock     (28,927)      (29,000)
Purchase of Class A
 common stock
Conversion of
 Class B shares to
 Class A shares
                           --------------------------------------------------
Balance at 12/31/00                                 $60,300,000     $403,000
                           ==================================================

                                            Treasury Stock
                           Retained       Number
                           Earnings      of Shares    Amount         Total
Balance at 12/31/97      $ 39,834,000                             $ 59,740,000
Net income                 16,331,000                               16,331,000
Foreign currency
Translation adjustment                                                 (16,000)
                                                                  -------------
Comprehensive income                                                16,315,000
Exercise of stock options
 and related tax benefits                                            2,602,000
Purchase of Class A
 common stock                            (525,000)  $ (4,968,000)   (4,968,000)
                         ------------------------------------------------------
Balance at 12/31/98        56,165,000    (525,000)    (4,968,000)   73,689,000
Net income                 24,928,000                               24,928,000
Foreign currency
Translation adjustment                                                 161,000
                                                                  -------------
Comprehensive income                                                25,089,000
Exercise of stock options
 and related tax benefits                                            1,940,000
Purchase of Class A
 common stock                            (198,750)    (4,387,000)   (4,387,000)
Stock Issuance                                                      29,000,000
                         ------------------------------------------------------
Balance at 12/31/99        81,093,000    (723,750)    (9,355,000)  125,331,000
Net income                 38,390,000                               38,390,000
Foreign currency
Translation adjustment                                                 168,000
                                                                  -------------
Comprehensive income                                                38,558,000
Exercise of stock options
 and related tax benefits                                            6,954,000
Issuance of Class A
 common stock for ESPP                                                 209,000
Conversion of
 Preferred Stock to
 Class B Common Stock
Purchase of Class A
 common stock                            (782,950)   (25,416,000)  (25,416,000)
Conversion of
 Class B shares to
 Class A shares
                         ------------------------------------------------------
Balance at 12/31/00      $119,483,000  (1,506,700)  $(34,771,000) $145,636,000
                         ======================================================

          See accompanying notes to consolidated financial statements.

         Kenneth Cole Productions, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows
                                          2000            1999           1998
Cash flows from operating activities
Net income                           $  38,390,000 $  24,928,000 $  16,331,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization            5,308,000     4,698,000     2,791,000
Impairment of long-lived assets                          547,000
Unrealized loss (gain) on deferred
  compensation plan                      1,066,000    (1,096,000)     (502,000)
Realized/Unrealized gain on
  marketable securities                    (49,000)
Provision for doubtful accounts            270,000     1,344,000       197,000
Benefit for deferred taxes              (1,434,000)   (2,129,000)     (373,000)
Changes in operating assets and liabilities:
 Decrease (increase) in due from factors   859,000    (7,373,000)    3,740,000
 Increase in accounts receivable        (2,397,000)   (3,460,000)   (1,207,000)
 Increase in inventories                (2,808,000)   (6,596,000)   (9,592,000)
 (Increase) decrease in prepaid expenses and
  and other current assets                (881,000)    1,360,000      (315,000)
 Increase in deposits and deferred
  compensation assets                   (6,731,000)   (1,378,000)   (2,119,000)
 Increase in income taxes payable        4,389,000     2,286,000     1,140,000
 Increase in accounts payable            7,365,000    16,679,000       807,000
 Increase in accrued expenses and
  other current liabilities              4,329,000     5,724,000     1,068,000
 Increase in other non-current
  liabilities                            3,753,000     4,769,000     2,357,000
                                       -----------   -----------   -----------
Net cash provided by operating
activities                              51,429,000    40,303,000    14,323,000

Cash flows from investing activities
Acquisition of property and
 equipment, net                        (24,079,000)   (8,505,000)   (5,784,000)
Purchase of and proceeds from sale
 of marketable securities               (1,442,000)
                                       -----------   -----------   -----------
Net cash used in investing activities  (25,521,000)   (8,505,000)   (5,784,000)

Cash flows from financing activities
Proceeds from exercise of stock options  2,505,000     1,188,000     1,506,000
Proceeds from issuance of stock
 from purchase plan                        209,000
Proceeds from issuance of stock                       29,000,000
Principle payments of capital
 lease obligations                        (182,000)     (169,000)      (40,000)
Purchase of treasury stock             (25,416,000)   (4,387,000)   (4,968,000)
                                      ------------   -----------   -----------
Net cash (used in) provided by
 financing activities                  (22,884,000)   25,632,000    (3,502,000)
Effect of exchange rate changes on cash    169,000       161,000       (16,000)
                                      ------------   -----------   -----------
Net increase in cash                     3,193,000    57,591,000     5,021,000
Cash, beginning of year                 71,415,000    13,824,000     8,803,000
                                      ------------   -----------   -----------
Cash, end of year                    $  74,608,000 $  71,415,000 $  13,824,000
                                      ============   ===========   ===========

Supplemental disclosures of cash flow information
Cash paid during the period for:
 Interest                            $     80,000  $    109,000  $      29,000
 Income taxes                        $ 22,569,000  $ 16,812,000  $   9,901,000

  See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc.
           Notes to Consolidated Financial Statements

                        December 31, 2000


Note A  - Summary of Significant Accounting Policies

1.  Description of business

   Kenneth Cole Productions, Inc. and its subsidiaries (the "Company") designs, sources and markets a broad range of quality footwear and handbags, and through license agreements, designs and markets men's and women's apparel and accessories under its Kenneth Cole New York, Reaction Kenneth Cole and Unlisted brands for the fashion conscious consumer. The Company markets its products for sale to more than 4,100 department stores and specialty store locations in the United States and in several foreign countries, through its retail and outlet store base, and its interactive website. The Company also distributes consumer catalogues that feature a variety of Kenneth Cole New York and Reaction Kenneth Cole branded products.

2.   Stock Split

   On February 23, 2000, the Board of Directors declared a three-for-two stock split to be effected in the form of a stock dividend. Shareholders of record on March 6, 2000 received one additional share of common stock for each two shares held. The distribution date occurred on March 27, 2000.

   In order to have effectuated the stock split for the shares of outstanding Class B Common Stock, 2,892,699 shares of Class B Common Stock would have been required to be issued. As of March 6, 2000, 214,602 shares of authorized but unissued Class B Common Stock remained available for future issuance. As a result, an insufficient number of authorized and unissued shares of Class B Common Stock were available for distribution on March 27, 2000, the distribution date for the stock split. Therefore, the
Company issued in the form of a dividend 28,927 shares of its Series A Convertible Preferred Shares to the holders of Class B Common Stock in lieu of shares of Class B Common Stock. Each share of Series A Convertible Preferred Stock is automatically convertible into 100 shares of Class B Common Stock upon the due authorization of a sufficient number of shares of Class B Common Stock to permit such conversion. On May 25, 2000, the Board of Directors approved a resolution to increase the number of shares of Class B Common Stock from 6.0 million to 9.0 million to permit the conversion, thereby providing the holders of Series A Convertible Preferred Stock with the shares of Class B Common Stock that should have been issued to them pursuant to the stock split. As a result, all 28,927 shares of Series A Convertible Preferred Stock were converted into 2,892,699 shares of Class B Common Stock.

   All applicable share and per share data have been adjusted for the stock split. Earnings per share also reflect the conversion of Series A Convertible Preferred Stock to Class B Common Stock.

3.    Principles of consolidation

   The consolidated financial statements include the accounts of Kenneth Cole Productions, Inc. and its wholly owned subsidiaries.
Intercompany transactions and balances have been eliminated in consolidation.

4.    Use of estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.    Cash and cash equivalents

   The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

6.    Marketable Securities

   The Company's marketable securities consist of an equity investment which is classified as "trading" and, accordingly is carried on the balance sheet at fair market value. (See Note C)

7.    Inventories

  Inventories, which consist of finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

8.  Property and equipment

   Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the estimated useful lives of the related assets ranging from three to seven years on a straight-line basis. Leasehold improvements are amortized using the straight-line method over the term of the related lease or the estimated useful life, whichever is less.

   The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as measured by comparing the undiscounted future cash flows to the asset's net book value. Impaired assets are recorded at the lesser of their carrying value or fair value. The Company recorded a non-cash charge of $547,000 for the year ended December 31, 1999 related to the write down of asset values of one of the Company's retail stores.

9.  Income taxes

   The Company accounts for income taxes using the liability method. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

10.  Revenue recognition

   Wholesale revenues are recognized at the time merchandise is shipped to customers. Retail store revenues are recognized at the time of sale. The Company has also entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales.

11.  Advertising costs

   The Company incurred advertising costs, including certain in-house marketing expenses, of $16.8 million, $12.4 million and $7.8 million for 2000, 1999 and 1998, respectively. The Company records advertising expense concurrent with the first time the advertising takes place.

12.  Stock-based compensation

    The Company measures compensation expense for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB No. 25") and related Interpretations. The Company has adopted disclosure only provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation ("SFAS 123") (see Note I). Dilutive earnings per share includes the effects of employee stock options.

13.  Derivative Instruments and Hedging Activities

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133") and its amendment statements 137 and 138, in June 1999 and June 2000, respectively, which the Company is required to adopt on January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. (See Note G).

14.  Shipping Costs

 In accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees," the Company has included in sales amounts billed to customers for shipping costs. The related cost incurred by the Company has been included in the cost of goods line item on the face of the income statement. There is no impact on net income from the adoption of this pronouncement. Prior periods have been reclassified accordingly.

15.  Reclassifications

   Certain amounts included in the 1999 and 1998 financial statements have been reclassified to conform with the year-end
2000 presentation.

Note B   - Due from Factors and Line of Credit Facility

   The Company sells substantially all of its accounts receivable to a factor, without recourse, subject to credit limitations established by the factor for each individual account. Certain accounts receivable in excess of established limits are factored with recourse. Included in amounts due from factors at December 31, 2000 and 1999 are accounts receivable subject to recourse totaling approximately $895,000 and $1,379,000, respectively. The agreements with the factors provide for payment of a service fee on receivables sold.

   At  December  31, 2000 and 1999, the balance due from  factor,
which  includes  chargebacks  due  from  customers,  is  net   of
allowances for returns, discounts, and other deductions of approximately $7,780,000 and $8,357,000, respectively. The allowances are provided for known chargebacks and for potential future customer deductions based on management's estimates.

   The Company has entered into a Line of Credit Facility (the "Facility") that, as amended, allows for uncommitted borrowings, letter of credits and banker's acceptances subject to individual maximums and in the aggregate, an amount not to exceed the lesser of $25,000,000 or a "Borrowing Base." The Borrowing Base is calculated on a specified percentage of eligible amounts due under factoring arrangements, eligible non-factored accounts receivable, and eligible inventory. Borrowings under the revolving loan portion of the Facility ("Advances") are due on demand. The Company may pay down and re-borrow at will under the Facility. Advances bear interest at the Alternate Base Rate (defined as the higher of the Prime Rate or the Federal Funds in effect at borrowing date plus 1/2 of 1%) or the Note Rate (which will be agreed upon between the lender and the Company). There were no outstanding advances under this agreement at December 31, 2000 or 1999. Amounts available under the Facility at December 31, 2000 were reduced by $4,512,000 to $20,488,000 for open letters of credit.

        In connection with the line of credit, the Company has agreed to eliminate all the outstanding advances under the Facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain assets of the Company.

Note C  - Marketable Securities

   At December 31, 2000, marketable securities in the amount of $1,491,000 are included in prepaid expenses and other current assets on the face of the Balance Sheet. The Company recorded unrealized gains of $44,000 and realized gains of $5,500 during the year which are included in other income.

Note D  - Property and Equipment

    Property and equipment consist of the following:

                                                          December 31,
                                                      2000           1999
Property and equipment-at cost:
Furniture and fixtures                           $ 12,606,000    $  9,640,000
Machinery and equipment                             9,038,000       5,910,000
Leasehold improvements                             31,831,000      14,918,000
Leased equipment under capital lease                  967,000         967,000
                                                 ------------    ------------
                                                   54,442,000      31,435,000
Less accumulated depreciation and amortization     16,240,000      12,004,000
                                                 ------------    ------------
Net property and equipment                       $ 38,202,000    $ 19,431,000
                                                 ============    ============

Note E  - Accrued Expenses and Other Liabilities

   Accrued expenses and other current liabilities consist of  the following:

                                                        December 31,
                                                     2000           1999
Rent                                             $   481,000     $   457,000
Compensation                                       7,076,000       6,010,000
Customer credits                                     729,000         671,000
Deferred licensing income                          3,520,000         530,000
Other                                              2,910,000       2,704,000
                                                 -----------     -----------
                                                 $14,716,000     $10,372,000
                                                 ===========     ===========

Note F  - Segment Reporting

  Kenneth  Cole Productions, Inc. has three reportable  segments:
Wholesale, Consumer Direct, and Licensing/International. The Wholesale segment designs and sources a broad range of fashion footwear, handbags and accessories and markets its products for sale to more than 4,100 department and specialty store locations and to the Company's Consumer Direct segment. The Consumer Direct segment markets the broad selection of the Company's branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, e-commerce (at website address www.kennethcole.com and www.kc-reaction.com) and catalogs. The Licensing/International segment, through third party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in about 30 apparel and accessories categories for both men and women. The Company maintains control over quality and image and allows licensees to sell to the same channels of distribution as those of the Company's wholesale division. The Company earns royalties on the licensee's sales of branded product.

  The Company evaluates performance and allocates resources based on profit or loss from each segment. The wholesale segment is evaluated on income from operations before income taxes. The consumer direct segment is evaluated on profit or loss from operations before unallocated corporate overhead and income taxes. The Licensing/International segment is evaluated based on royalties earned and pretax segment profit. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales between the wholesale and consumer direct segment include a markup, which is eliminated in consolidation.

  The Company's reportable segments are business units that offer products to overlapping consumers through different channels of distribution. Each segment is managed separately and planning, implementation and results are reviewed internally by the executive management committee.

Financial information of the Company's reportable segments is as follows:

                                        Consumer     Licensing/
                             Wholesale   Direct    International   Totals
Year Ended December 31, 2000
Revenues                     $236,474  $148,239    $ 21,619      $406,332
Intersegment revenues          29,952                              29,952
Interest income, net            3,228                               3,228
Depreciation expense            1,719     3,581           8         5,308
Segment income before
 provision for income taxes    42,253    22,088      16,976        81,317
Segment assets                155,018    57,336       2,852       215,206
Expenditures for long-
 lived assets                  11,621    12,455           3        24,079

Year Ended December 31, 1999
Revenues                     $186,673  $109,800    $ 14,955      $311,428
Intersegment revenues          23,559                              23,559
Interest income, net            1,280                               1,280
Depreciation expense            1,690     2,999           9         4,698
Segment income before
 provision for income taxes    23,799    19,120      12,266        55,185
Segment assets                143,552    32,415       2,720       178,687
Expenditures for long-
 lived assets                   1,269     6,688           1         7,958

Year Ended December 31, 1998
Revenues                     $152,026  $ 68,379    $  8,357      $228,762
Intersegment revenues          18,679                              18,679
Interest expense, net             404                                 404
Depreciation expense            1,072     1,715           4         2,791
Segment income before
 provision for income taxes    20,880     7,327       6,936        35,143
Segment assets                 69,513    26,798       1,690        98,001
Expenditures for long-
 lived assets                   1,803     4,923          25         6,751

The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows:

                                                  2000       1999       1998
Revenues
Revenues for reportable segments                $406,332   $311,428   $228,762
Intersegment revenues for reportable segments     29,952     23,559     18,679
Elimination of intersegment revenues             (29,952)   (23,559)   (18,679)
                                                --------   --------   --------
    Total consolidated revenues                 $406,332   $311,428   $228,762
                                                ========   ========   ========
Income
Total profit for reportable segments            $ 81,317   $ 55,185   $ 35,143
Elimination of intersegment profit                (9,919)    (7,808)    (4,914)
Unallocated corporate overhead                   ( 7,416)   ( 5,481)    (3,235)
    Total income before provision for           --------   --------   --------
      income taxes                              $ 63,982   $ 41,896   $ 26,994
                                                ========   ========   ========
Assets
Total assets for reportable segments            $215,206   $178,687   $ 98,001
Elimination of inventory profit in
 consolidation                                    (2,836)    (1,828)    (1,321)
                                                --------   --------   --------
    Total consolidated assets                   $212,370   $176,859   $ 96,680
                                                ========   ========   ========

  Revenues from international customers are less than two percent of the Company's consolidated revenues.

Note G  - Foreign Currency Transactions

  The Company routinely enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currencies. These forward exchange contracts are used to reduce the Company's exposure to changes in foreign exchange rates and are not held for the purpose of trading or speculation. The Company had forward exchange contracts of $16,000,000 and $10,500,000 at December 31, 2000 and 1999, respectively to protect the purchase price of merchandise under such commitments. Gains and losses on forward exchange contracts are deferred and accounted for as part of the purchase price of imported merchandise. At December 31, 2000, forward exchange contracts have maturity dates through June 2001.

   Based on the Company's derivative positions at December 31, 2000, the Company estimates that upon adoption of SFAS 133, the net unrealized gain of approximately $1,122,000 would be recorded as a charge to other comprehensive income and a reduction to the purchase price of the imported merchandise.

Note H   - Income Taxes

  Significant items comprising the Company's deferred tax assets and liabilities are as follows:

                                                    December  31,
                                                2000             1999
Deferred tax assets:
Inventory allowances and capitalization     $  631,000       $  950,000
Allowance for doubtful accounts and
  sales allowances                             677,000          608,000
Deferred rent                                1,836,000        1,091,000
Deferred compensation                        3,399,000        2,414,000
Other                                          160,000          163,000
                                            ----------       ----------
                                             6,703,000        5,226,000

Deferred tax liabilities:
Depreciation                                  (431,000)      (1,027,000)
Undistributed foreign earnings              (1,588,000)        (949,000)
                                            ----------       ----------
                                            (2,019,000)      (1,976,000)
                                            ----------       ----------
Net deferred tax assets                     $4,684,000       $3,250,000
                                            ==========       ==========

   The provision (benefits) for income taxes consists of the following:

                                     December 31,
                            2000         1999          1998
Current:
  Federal                $ 23,322,000 $ 16,202,000 $  9,249,000
  State and local           3,475,000    2,810,000    1,750,000
  Foreign                      69,000       85,000       37,000
                         ------------ ------------ ------------
                           26,866,000   19,097,000   11,036,000
Deferred:
  Federal                  (1,115,000)  (1,840,000)    (330,000)
  State and local            (159,000)    (289,000)     (43,000)
                         ------------ ------------ ------------
                           (1,274,000)  (2,129,000)    (373,000)
                         ------------ ------------ ------------
                         $ 25,592,000 $ 16,968,000 $ 10,663,000
                         ============ ============ ============

   The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for 2000, 1999 and 1998 is as follows:

                                                    2000     1999     1998
Federal income tax at statutory rate                35.0%    35.0%    35.0%
State and local taxes, net of federal tax benefit    5.0%     5.5%     4.5%
                                                    -----    -----    -----
                                                    40.0%    40.5%    39.5%
                                                    =====    =====    =====

Note I  - Stock Options Plans and Grants

1.   1994 stock option plan

   The Company's 1994 Incentive Stock Option Plan, as amended, authorizes the grant of options to employees for up to 3,000,000 shares of the Company's Class A Common Stock. Certain options granted under the Plan vest in one-third increments in each of the first, second and third years following the date of grant, while certain other options vest over five years. Options granted have 10-year terms. Non-employee Director options granted have 10 year terms and vest 50% on the first anniversary of the date of grant and become fully exercisable at the end of two years.

   The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, in accounting for its employee stock options. Under APB 25, when the exercise price of the
Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the stock options been determined based on the fair value at the grant dates for awards under the plan, consistent with the alternative method set forth under SFAS 123, net income and earnings per share would have been reduced by approximately $2,051,000 and $.09, $1,136,000 and $.06 and $643,000 and $.03 in 2000, 1999 and
1998, respectively.

   The effects of applying SFAS 123 on this pro forma disclosure may not be indicative of future results. SFAS 123 does not apply to grants prior to 1995, and additional awards in future years may be granted.

   Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rate of 5.8%, 5.55% and 5.25%; 0% dividend yields; expected volatility factors of 54.6%, 48.5% and 54.2% and expected lives of 4.2, 4.7 and 5.6 years. The weighted-average fair value of options granted during 2000, 1999, and 1998 were $15.12, $13.47 and $9.55.

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

   The following table summarizes all stock option transactions from December 31, 1997 through December 31, 2000.

                                                Weighted-Average
                                      Shares     Exercise Price
 Outstanding at December 31, 1997   1,432,820

 Granted                              503,550        $ 11.60
 Exercised                           (249,881)       $  5.70
 Forfeited                           (148,332)       $  8.49
                                    ---------
 Outstanding at December 31, 1998   1,538,157

 Granted                              431,400        $ 18.93
 Exercised                           (143,511)       $  8.24
 Forfeited                            (95,348)       $ 10.37
                                    ---------
 Outstanding at December 31, 1999   1,730,698

 Granted                              433,750        $ 31.10
 Exercised                           (274,380)       $  8.52
 Forfeited                            (79,023)       $ 18.41
                                    ---------
 Outstanding at December 31, 2000   1,811,045
                                    =========

    The following table summarizes information concerning currently outstanding and exercisable stock options at December
31, 2000:

                 Outstanding Stock Options          Exercisable Stock Options
                                  Weighted
                                  Average      Weighted                Weighted
                                 Remaining     Average                 Average
   Range of       Outstanding   Contractual    Exercise   Exercisable  Exercise
Exercise Prices     Shares         Life        Price       Shares      Price
 $ 4.00 to $12.00   835,320     5.66 years    $ 9.35      558,745      $ 8.50
 $12.01 to $24.00   511,125     7.70 years    $16.19      134,100      $15.36
 $24.01 to $36.00   464,600     8.97 years    $30.41        9,050      $24.92

2.    Stock option grants

   In 1994, the Board of Directors granted non-transferable stock options to an officer of the Company, for the purchase of 334,425 shares of Class A Common Stock at an exercise price of $1.4583 per share. In 2000, 50,000 options were exercised and at December 31, 2000, 130,000 options were outstanding and exercisable.

Note J  - Benefit Plans

1.   401(k) Plan

   The Company's 401(k) profit-sharing plan covers all non-union employees, subject to certain minimum age and length of service requirements who are permitted to contribute specified percentages of their salary up to the maximum permitted by the Internal Revenue Service. The Company is obligated to make a matching contribution and may make an additional discretionary contribution, as defined. During 2000, the Company amended the plan's matching contribution of 25% of the participant's contribution, up to a maximum of 4% to 6% of the participant's base pay. Contributions to the plan for the years ended December 31, 2000, 1999 and 1998 were approximately $200,000, $120,000 and
$89,000, respectively.

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

3.   Supplemental Employee Retirement Plan

    In December 2000, the Company deposited $1,308,000 into a Supplemental Executive Retirement Plan ("SERP") for certain key executives. The amount has been recorded in deposits and sundry on the face of the balance sheet. Benefits payable under this plan are based upon the growth of the individual directed investments from the Company's initial and future contributions. Benefits earned under the SERP are vested after 3 years, however, the benefit is ratably reduced if the participant retires prior to age 60. In addition, SERP participants are covered by life insurance through a portion of the Company's contribution. The SERP is expected to be executed during the first quarter of fiscal 2001.

4.   Employee Stock Purchase Plan

    During 2000, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's Class A Common Stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On March 7, 2000, the Company filed with the Securities and Exchange Commission Form S-8 registering 150,000 shares of Class A Common Stock for the ESPP. As of December 31, 2000 employees have purchased approximately 6,700 shares.

Note K  - Commitments and Contingencies

1.  Capital lease

   Included  in  property and equipment are assets held  under  a capital  lease  of  $967,000  less  accumulated  amortization  of
$435,000.   At  December 31, 2000, future minimum lease  payments
consist of the following:

      2001                                               $235,000
      2002                                                235,000
      2003                                                177,000
      2004                                                      0
      2005                                                      0
                                                         --------
      Total minimum lease payments                       $647,000
      Less amounts representing interest                  (71,000)
                                                         --------
      Present value of minimum lease payments             576,000
      Less current maturities                            (196,000)
                                                         --------
      Capital lease obligation, less current maturities  $380,000
                                                         ========

2.  Operating leases

     The Company leases office, retail, and warehouse facilities under non-cancelable operating leases between 5 and 20 years with options to renew at varying terms. Future minimum lease payments for non-cancelable leases with initial terms of one year or more consisted of the following at December 31, 2000:

      2001                              $ 18,203,000
      2002                                19,230,000
      2003                                20,002,000
      2004                                19,862,000
      2005                                18,521,000
      Thereafter                         126,105,000
                                        ------------
      Total minimum cash payments       $221,923,000
                                        ============

In addition, certain of these leases contain rent escalation and require additional percentage rent payments to be made.

   Rent expense for the years ended December 31, 2000, 1999 and 1998 was $18,477,000, $13,530,000 and $9,313,000, respectively.
Sub-tenant rental income for 2000 was $293,000. Future minimum rental income from subtenant is approximately $703,000 a year for each of the next six years.

3. Letters of credit

   At December 31, 2000 and 1999, the Company was contingently liable for approximately $2,029,000 and $2,589,000 of open letters of credit, respectively. In addition, at December 31,
2000 and 1999, the Company was contingently liable for approximately $2,483,000 of standby letters of credit.

4.  Concentrations

   In the normal course of business, the Company sells to major department stores and specialty retailers and believes that its broad customer base will mitigate the impact that financial difficulties of any such retailers might have on the Company's operations. In 2000 and 1999, the Company had no customer account for more than 10% of net sales.

  The Company sources each of its product lines separately, based on the individual design, styling and quality specifications of such products. The Company primarily sources its products directly or indirectly through manufacturers in Italy, Spain, Brazil, India, China and Korea. The Company attempts to limit the concentration with any one manufacturer. However, approximately 40% and 58% of the dollar value of total handbag purchases by the Company were sourced through one agent utilizing many different factories in China, during 2000 and 1999, respectively. Approximately 41% and 43% of Kenneth Cole and Reaction Kenneth Cole men's footwear purchases were from one manufacturer in Italy utilizing many different factories, during 2000 and 1999, respectively. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company's production needs.

   At December 31, 2000, the Company had approximately 12% of its employees covered under a collective bargaining agreement with a local union.

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

2.  Preferred stock

   The Company's Certificate of Incorporation authorizes the issuance of 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time as determined by the Board of Directors of the Company, without shareholder approval. Such preferred stock may be issued in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors. As discussed in note A (2), the Company issued, in a form of a dividend, 28,927 shares of Series A Convertible Preferred Stock on March 27, 2000, which were subsequently converted to 2,892,699 shares of Class B Common Stock. The financial statements reflect this dividend.

3.  Common Stock repurchase

   On August 13, 1999, the Board of Directors of the Company authorized management to repurchase, from time to time, an additional 1,500,000 shares up to an aggregate 2,250,000 shares of the Company's Class A Common Stock. As of December 31, 2000, 1,506,700 shares were repurchased in the open market at an aggregate price of $34,771,000 and have been recorded as treasury stock. Subsequent to December 31, 2000 the Board of Director's increased the shares available to be repurchased by the Company by 2,000,000.

Note M   - Licensing Agreement

  On July 1, 1999, the Company and Liz Claiborne Inc. (along with its subsidiaries and affiliates collectively "Liz Claiborne") entered into a multi-brand initiative to launch Kenneth Cole Productions, Inc. into the women's apparel market under an exclusive womenswear license agreement. The agreement granted Liz Claiborne rights to manufacture, distribute and sell women's sportswear under the licensed marks of Kenneth Cole, Kenneth Cole New York, Reaction Kenneth Cole and Unlisted. The initial term is through December 31, 2004, with options to renew through December 31, 2019 based upon Liz Claiborne reaching certain sales thresholds. During these periods, Liz Claiborne is obligated to pay the Company a percentage of net sales based upon the terms of the agreement. Simultaneously with the licensing agreement, Liz Claiborne purchased 1.5 million shares of Kenneth Cole Productions, Inc. Class A Common Stock par value $.01 per share at a price of $19.33 (adjusted to give effect for the Company's three-for-two stock split), the fair market value at the date of the agreement.

Note N  - Related Party Transaction

  During 2000, the Company contributed $500,000 to the Kenneth Cole Foundation. The Kenneth Cole Foundation, a not for profit organization, fosters programs to aid primarily in the fields of education, medical research and arts and culture. In addition, the Board of Directors authorized a $500,000 contribution payable to the Kenneth Cole Productions, Inc. Foundation.

Note O  - Quarterly Financial Data (Unaudited)
     Summarized quarterly financial data for 2000 and 1999 appear below (in thousands, except per share data):

                              First     Second    Third    Fourth
                             Quarter   Quarter   Quarter   Quarter
2000
Net sales                    $ 90,627  $ 85,480  $104,609  $103,997
Licensing revenue               4,036     5,339     6,343     5,901
Net revenues                   94,663    90,819   110,952   109,898
Gross profit                   43,257    40,292    52,770    52,967
Operating income               12,154    10,140    20,564    17,896
Net income                      7,774     6,411    12,926    11,279
Earnings per share basic       $  .37    $  .31    $  .63    $  .55
Earnings per share diluted     $  .35    $  .29    $  .59    $  .52

1999
Net sales                    $ 63,887  $ 62,449  $ 81,695  $ 88,442
Licensing revenue               2,510     3,048     4,226     5,171
Net revenues                   66,397    65,497    85,921    93,613
Gross profit                   29,447    28,669    39,259    44,077
Operating income                7,851     5,846    13,233    13,686
Net income                      4,730     3,571     8,067     8,560
Earnings per share basic       $  .24    $  .18    $  .40    $  .41
Earnings per share diluted     $  .23    $  .17    $  .38    $  .39

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

                            Date: March 28, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature               Title                                Date

/S/ KENNETH D. COLE    President, Chief                       March 27, 2001
   Kenneth D. Cole     Executive Officer and Director

/S/ PAUL BLUM          Executive Vice President,              March 27, 2001
   Paul Blum           Chief Operating Officer and Director

/S/ STANLEY A. MAYER   Executive Vice President,              March 27, 2001
   Stanley A. Mayer    Chief Financial Officer, Treasurer and
                       Director

/S/ DAVID P. EDELMAN   Senior Vice President Finance          March 27, 2001
   David P. Edelman    (Principal Accounting Officer)

/S/ ROBERT C. GRAYSON  Director                               March 27, 2001
   Robert  C. Grayson

/S/ DENIS F. KELLY     Director                               March 27, 2001
   Denis F. Kelly

/S/ PHILLIP B. MILLER  Director                               March 27, 2001
   Phillip B. Miller

                  Kenneth Cole Productions, Inc.
                            Schedule II
                 Valuation and Qualifying Accounts
       For the Years Ended December 31, 2000, 1999, and 1998
                          (in thousands)
                                 Balance at    Charged to              Balance
                                 Beginning     Costs and               at End
Description                      of Period     Expenses    Deduction  of Period
Year ended December 31, 2000
Allowance for doubtful accounts $  (554,000) $  (270,000) $ 274,000 $  (550,000)
Reserve for returns and
sales allowances                 (8,357,000)                577,000  (7,780,000)
                                -----------  -----------  --------- -----------
                                $(8,911,000) $  (270,000) $ 851,000 $(8,330,000)
                                ===========  ===========  ========= ===========
Year ended December 31, 1999
Allowance for doubtful accounts $  (125,000) $(1,344,000) $ 915,000 $  (554,000)
Reserve for returns and
sales allowances                 (3,300,000)  (5,057,000)            (8,357,000)
                                -----------  -----------  --------- -----------
                                $(3,425,000) $(6,401,000) $ 915,000 $(8,911,000)
                                ===========  ===========  ========= ===========
Year ended December 31, 1998
Allowance for doubtful accounts $   (80,000) $  (197,000) $ 152,000 $  (125,000)
Reserve for returns and
sales allowances                 (2,900,000)    (400,000)            (3,300,000)
                                -----------  -----------  --------- -----------
                                $(2,980,000) $  (597,000) $ 152,000 $(3,425,000)
                                ===========  ===========  ========= ===========

                                                   Exhibit 10.18
                   SECOND AMENDED AND RESTATED
                      EMPLOYMENT AGREEMENT

This Amended and Restated Employment Agreement, dated September 1, 2000, is effective as of January 1, 2001 (the "Effective Date") and is entered into between Kenneth Cole Productions, Inc., a New York corporation (the "Company"), and Paul Blum ("Executive").
WHEREAS, Executive is currently employed as Chief Operating Officer of the Company pursuant to an Employment Agreement with the Company dated May 30, 1996, as amended and restated by the Amended and Restated Employment Agreement, dated June 11, 1998 (the "Prior Agreement"); and
WHEREAS, Executive and the Company desire to amend and restate the Prior Agreement in its entirety in this Agreement, which shall set forth the terms and conditions under which Executive shall continue to be so employed.
NOW, THEREFORE, the parties hereby agree as follows:

Employment, Duties and Responsibilities
   Employment. Executive shall serve as Chief Operating Officer of the Company. Executive agrees to devote his full time and efforts to promote the interests of the Company.
   Duties and Responsibilities. Executive shall perform such duties and exercise such supervision and authority over and with regard to the business of the Company as are similar in nature to those duties and services customarily associated with the position of Chief Operating Officer.
  Base of Operation. Executive's principal base of operation for the performance of his duties and responsibilities under this Agreement shall be the offices of the Company in New York, New York or the Company's offices in Secaucus, New Jersey, or at such other office location for senior management utilized by the Company from time to time; provided, however, that Executive shall perform such duties and responsibilities not involving a permanent transfer of his base of operation outside of the New York metropolitan area at such other places as shall from time to time be reasonably necessary to fulfill his obligations hereunder.

                              Term
  Term. 5.The term of this Agreement (the "Term") shall commence on the Effective Date and shall continue until December 31, 2003. Except as expressly provided herein, the terms of the Prior Agreement shall govern the employment relationship between Executive and the Company until December 31, 2000.
  Executive represents and warrants to the Company that to the best of his knowledge, neither the execution and delivery of this Agreement nor the performance of his duties hereunder violates or will violate the provisions of any other agreement to which he is a party or by which he is bound.

                    Compensation and Expenses
   Salary. As compensation and consideration for the performance by Executive of his obligations under this Agreement, Executive shall be entitled to and the Company shall pay Executive a base salary during each year of the Term (each, a "Base Salary"), payable in accordance with the normal payment procedures of the Company and subject to such withholdings and other normal employee deductions as may be required by law, as follows:
$600,000 during fiscal year 2001;
$650,000 during fiscal year 2002; and
$700,000 during fiscal year 2003.
  Bonuses and Other Compensation.
Executive's Target Bonus for each fiscal year of the Company which ends during the Term (each, a "Fiscal Year") shall be 50% of Base Salary. The amount of bonus to which Executive shall actually be entitled for each Fiscal Year, if any, shall be equal to the percentage of Executive's Base Salary for the applicable Fiscal Year that corresponds to the amount by which Actual Pre-Tax Income either exceeds or is less than Budgeted Pre-Tax Income for the applicable Fiscal Year, as indicated on the Bonus Schedule below; provided that, if no bonus is earned by Executive for a Fiscal Year, the Company in its discretion may grant a bonus of up to 25% of Executive's Target Bonus (i.e., 12.5% of Base Salary) based on the achievement of personal goals to be agreed upon by Executive and the Chief Executive Officer of the Company.
Actual Pre-Tax Income for each Fiscal Year shall be the Company's pre-tax income determined in accordance with generally accepted accounting principles and the Company's historical practices. Budgeted Pre-Tax Income shall be an amount approved for the applicable Fiscal Year by the Board of Directors of the Company (the "Board") in its discretion, which amount shall be communicated to the Executive each Fiscal Year. All such determinations by the Board shall be final and binding.
                         Bonus Schedule
 Difference between Actual Pre-Tax Income        Bonus as a
            ("Actual PTI") and                  Percentage of
 Budgeted Pre-Tax Income ("Budgeted PTI")     Executive's Base
                                                   Salary
Actual PTI exceeds Budgeted PTI by 20% or more       100%
Actual PTI exceeds Budgeted PTI by 10% to 19.9%       75%
Actual PTI equals Budgeted PTI or exceeds
Budgeted PTI by 0.1% to 9.9%                          50%
Budgeted PTI exceeds Actual PTI by up to 10%          25%
Budgeted PTI exceeds Actual PTI by more than 10%       0%
  Benefits.
Executive shall participate during the Term in such pension, life insurance, health, disability and major medical insurance plans, and in such other employee benefit plans and programs, for the benefit of the employees of the Company, as may be maintained from time to time during the Term, in each case to the extent and in the manner available to other officers of the Company and subject to the terms and provisions of such plans or programs and to the Company's right to amend, modify or terminate such plans or programs.
Executive shall be entitled to a reasonable paid vacation period (but not necessarily consecutive vacation weeks) during the Term.
   Automobile Allowance. The Company will reimburse Executive in an amount not to exceed $1200 per month during the Term for automobile expenses incurred by him in connection with the performance of his duties hereunder during the Term, subject, however, to the Company's policies relating to business-related expenses as in effect from time to time during the Term.
   Other Expenses. The Company will reimburse Executive for reasonable business-related expenses incurred by him in connection with the performance of his duties hereunder during the Term, subject, however, to the Company's policies relating to business-related expenses as in effect from time to time during the Term.
  Stock Option Award. The Company will grant Executive an option to purchase ten thousand (10,000) shares of the Company's common stock on the Effective Date (exercisable at the fair market value of such stock on the date of grant) and on each anniversary date of the Effective Date, pursuant to the Company's then existing employee stock option plan, provided Executive remains employed with the Company through such date under the terms of this Agreement.
   Taxes. All compensation herein is subject to withholding of all taxes payable with respect thereto and deductions for insurance contributions as applicable.

                        Exclusivity, Etc.
    Exclusivity. Executive agrees to perform his duties, responsibilities and obligations hereunder efficiently and to the best of his ability. Executive agrees that he will devote his entire working time, care and attention and best efforts to such duties, responsibilities and obligations throughout the Term.
Executive also agrees that he will not engage in any other business activities, whether or not pursued for gain, profit or other pecuniary advantage, that are competitive with the activities of the Company. Executive agrees that all of his activities as an employee of the Company shall be in conformity with all present and future policies, rules and regulations and directions of the Company not inconsistent with this Agreement.
   Other Business Ventures. Executive agrees that, so long as he is employed by the Company, he will not own, directly or indirectly, any controlling or substantial stock or other benefi cial interest in any business enterprise which is engaged in, or competitive with, any business engaged in by the Company. Notwithstanding the foregoing, Executive may own, directly or indirectly, up to 10% of the outstanding capital stock of any business having a class of capital stock which is traded on any national stock exchange or in the over-the-counter market.
  Confidentiality; Non-solicitation.
Executive agrees that he will not, at any time during or after the Term, make use of or divulge to any other person, firm, corporation or other entity any trade or business secret, process, method or means, or any other confidential or proprietary information concerning the business or policies of the Company which he may have learned in connection with his employment hereunder. For purposes of this Agreement, a "trade or business secret, process, method or means, or any other confidential or proprietary information" shall mean and include written information treated as confidential or as a trade secret by the Company. Executive's obligation under this Section 4.3(a) shall not apply to any information which (i) is known publicly;
(ii) is in the public domain or hereafter enters the public domain without the fault of Executive; (iii) is known to
Executive prior to his receipt of such information from the Company, as evidenced by written records of Executive or (iv) is hereafter disclosed to Executive by a third party not under an obligation of confidence to the Company. Executive agrees not to remove from the premises of the Company, except as an employee of the Company in pursuit of the business of the Company or except as specifically permitted in writing by the Company, any document or other object containing or reflecting any such confidential information. Executive recognizes that all such documents and objects, whether developed by him or by someone else, will be the sole exclusive property of the Company. Upon termination of his employment hereunder, Executive shall forthwith deliver to the Company all such confidential information, including without limitation all lists of customers, correspondence, accounts, records and any other documents or property made or held by him or under his control in relation to the business or affairs of the Company, and no copy of any such confidential information shall be retained by him. Executive further agrees that he will not at any time during or after the Term make any statements or comments of a defamatory or disparaging nature to third parties regarding the Company or its officers, directors, personnel or products.
(i) While the Executive is employed by the Company, (ii) during the period in which the Executive receives payments as set forth in Section 5.6 hereof following a Wrongful Termination (as defined herein), and (iii) for a period of one (1) year following termination of the Executive's employment by the Company for Cause (as defined herein) or by the Executive for other than Good Reason (as defined herein), the Executive shall not directly or indirectly, whether as an employee, consultant, independent contractor, partner, joint venturer or otherwise, (A) solicit or induce, or in any manner attempt to solicit or induce, any person employed by, or as agent of, the Company to terminate such person's contract of employment or agency, as the case may be, with the Company or (B) divert, or attempt to divert, any person, concern, or entity from doing business with the Company, nor will he attempt to induce any such person, concern or entity to cease being a customer or supplier of the Company.
Executive agrees that, at any time and from time to time during and after the Term, he will execute any and all documents which the Company may deem reasonably necessary or appropriate to effectuate the provisions of this Section 4.3.
   Covenant Not to Compete. (a) While the Executive is employed by the Company, (b) during the period in which the Executive receives payments as set forth in Section 5.6 hereof following a Wrongful Termination and (c) for a period of one (1) year following termination of the Executive's employment by the Company for Cause or by the Executive for other than Good Reason, the Executive will not, directly or indirectly, whether as an executive, agent, officer, director, consultant, independent contractor, partner, joint venturer or otherwise, own (other than the ownership of not more than ten percent (10%) of the capital stock or equity of any entity the capital stock or equity of which is publicly traded), manage, operate, control, or participate in the ownership, management, operation or control of, or authorize the use of the Executive's or the Company's name by, or be connected in any manner with, any business, firm, partnership, corporation, limited liability company or other entity, that engages in business activities of the type carried on by the Company (including its subsidiaries) either at the date hereof or on the date of such termination of employment.
   Enforcement. The existence of a claim or cause of action by Executive against the Company shall not constitute a defense to the Company's enforcement of the provisions of Article IV but such claim or cause of action shall be determined separately.

                           Termination
   Termination by the Company. The Company shall have the right to terminate the Executive's employment at any time for "Cause". For purposes of this Agreement, "Cause" shall mean (i) continued failure by the Executive to perform his duties hereunder, (ii) the commission of a felony or any other act involving dishonest,
fraudulent  or  unethical  conduct,  (iii)  any  breach  of   any
statutory or common law duty of loyalty to the Company, or (iv) any willful or intentional act of the Executive that has or can reasonably be expected to have the effect of injuring the reputation  or business of the Company or its affiliates  in  any material respect. In the case of the failure set forth in (i) above, Executive shall be given notice by the Company specifying in detail the particular act or failure to act on which the Company is relying to terminate him for Cause, and Executive shall have a period of thirty (30) days to cure any such act or failure to act unless such act or failure to act is part of a pattern of continued misconduct or undertaken in bad faith.
   Death.   In  the  event Executive dies during the  Term,  this
Agreement shall automatically terminate, such termination to be effective on the date of Executive's death.
   Disability.   In  the  event that  Executive  shall  suffer  a
disability   which  shall  have  prevented  him  from  performing
satisfactorily his obligations hereunder for a period of at least ninety (90) consecutive days, the Company shall have the right to terminate this Agreement, such termination to be effective upon the giving of notice thereof to Executive in accordance with
Section 6.3 hereof.
   Termination  by  Executive for Good Reason.   The  Executive's
employment may be terminated during the Term by the Executive for Good Reason, by giving sixty (60) days advance written notice to the Company. Such notice shall specify in detail the particular acts or omissions on which the Executive is relying to terminate his employment for Good Reason, and the Company shall have a period of thirty (30) days to cure any such act or failure to act unless such act or failure is incapable of cure. For purposes of this Agreement, the following circumstances shall constitute "Good Reason":
the assignment to the Executive of any duties inconsistent in any
material   respect  with  the  Executive's  position,  (including
status, offices, titles and reporting requirements), or with his authority, duties or responsibilities as contemplated by Section
1.1 or 1.2 of this Agreement, or any other action by the Company or its successor which results in a material diminution or material adverse change in such position, status, authority, compensation, duties or responsibilities;
any material breach by the Company or its successor of the provisions of this Agreement;
any failure by the Company to comply with and satisfy Section 6.2(b) of this Agreement; or
a relocation of Executive's principal base of operation to any location other than the locations described in Section 1.3 hereof.
In the event that the Executive's employment is terminated by the Executive for other than Good Reason, the Executive agrees to give sixty (60) days advance written notice to the Company.
    Termination   by  Executive  Upon  Change  in  Control.   The
Executive's employment may be terminated during the Term by the Executive for Good Reason following a Change in Control, by
giving  sixty  (60)  days written notice  to  the  Company.   For
purposes of this Agreement, the following circumstances shall constitute a "Change in Control":
the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 50% or more (on a fully diluted basis) of either (i) the then outstanding shares of Com mon Stock of the Company, taking into account as outstanding for this purpose such common stock issuable upon the exercise of options or warrants, the conversion of convertible stock or debt, and the exercise of any similar right to acquire such common stock or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; provided, however, that for purposes of this subsection (a), the following acquisitions shall not
constitute  a  Change in Control:   (i) any  acquisition  by  the
Company or any "affiliate" of the Company, within the meaning of 17 C.F.R. 230.405 (an "Affiliate"), or (ii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any Affiliate of the Company; consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company; or
approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.
  Effect of Termination.
In the event of termination of Executive's employment by either party for any reason, or by reason of the Executive's death or
disability,   the  Company  shall  pay  to  Executive   (or   his
beneficiary in the event of his death) any base salary or other compensation earned but not paid to Executive prior to the effective date of such termination.
In the event of termination of Executive's employment (i) by the Company other than for Cause or (ii) by Executive for Good Reason (each, a "Wrongful Termination"), the Company shall continue to pay to Executive the Executive's Base Salary through the eighteen
month   anniversary  date  of  the  termination  of   Executive's
employment in accordance with Section 3.1 hereof and shall pay to Executive an amount equal to Executive's then current bonus, in twelve equal monthly installments following the date of such
termination.   For this purpose, Executive's then  current  bonus
shall be 40% of Executive's Base Salary for the Fiscal Year of the Company within which such termination occurs. In addition,
upon  any  Wrongful  Termination,  all  outstanding  options   to
purchase Common Stock granted to Executive under the Kenneth Cole Productions 1994 Stock Option Plan (the "Stock Option Plan") or otherwise shall become immediately vested and exercisable.
In   the  event  of  termination  of  Executive's  employment  by
Executive for Good Reason following a Change in Control, the Company shall pay to Executive, in addition to the amounts described in Section 5.6(a) hereof, an amount equal to one year's then current Base Salary and then current bonus, in twelve equal monthly installments following the date of such termination. For this purpose, Executive's then current bonus shall be 40% of Executive's Base Salary for the Fiscal Year of the Company within which such termination occurs. In addition, upon any such termination, all outstanding options to purchase Common Stock granted to Executive under the Stock Option Plan or otherwise shall become immediately vested and exercisable.
In the event any payment or benefit received or to be received by Executive pursuant to this Agreement or any other compensation plan or agreement between Executive and the Company or its affiliates in connection with a Change in Control ("Change in Control Payments") would not be deductible in whole or in part for federal income tax purposes by reason of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), such Change in Control Payments may, in the sole discretion of the Committee, be reduced by the minimum amount necessary to preserve
the  deductibility  of  such Change  in  Control  Payments.   For
purposes of this limitation, (i) no portion of the Change in Control Payments shall be taken into account which, in the opinion of tax counsel selected by the Company and reasonably acceptable to the Executive, does not constitute an excess parachute payment within the meaning of Section 280G(b)(2) of the Code; (ii) in the event the Compensation Committee elects to reduce the Change in Control Payments, the Change in Control Payments shall be reduced only to the extent necessary so that the Change in Control Payments are not subject to disallowance of deductions, in the opinion of the tax counsel referred to in clause (i); and (iii) the value of any non-cash benefit or any deferred payment or benefit included in the Change in Control
Payments   shall  be  determined  by  the  Company's  independent
auditors in accordance with the principles of Section 280G(b)(3) and (4) of the Code and the regulations thereunder.
Except as expressly provided in Section 5.6(b) and Section 5.6(c), Executive's rights upon termination of employment with respect to option awards received under the Stock Option Plan shall be governed by the terms and conditions of the Stock Option Plan and any option agreements entered into by Executive with respect to such awards.

                          Miscellaneous
   Life Insurance. Executive agrees that the Company may apply for and secure and own insurance on Executive's life (in amounts determined by the Company). Executive agrees to cooperate fully in the application for and securing of such insurance, including the submission by Executive to such physical and other examinations, and the answering of such questions and furnishing of such information by Executive, as may be required by the carrier(s) of such insurance. Notwithstanding anything to the contrary contained herein, the Company shall not be required to obtain any insurance for or on behalf of Executive, except as provided in Section 3.3(a) hereof.
  Benefit of Agreement; Assignment; Beneficiary.
This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns, including, without limitation, any corporation or person which may acquire all or substantially all of the Company's assets or business, or with or into which the Company may be consolidated or merged. This Agreement shall also inure to the benefit of, and be enforceable by, the Executive and his personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Executive should die while any amount would still be payable to the Executive hereunder if he had continued to live, all such amounts shall be paid in accordance with the terms of this Agreement to the Executive's beneficiary, devisee, legatee or other designee, or if there is no such designee, to the Executive's estate.
The Company shall require any successor (whether direct or indirect, by operation of law, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.
   Notices. Any notice required or permitted hereunder shall be in writing and shall be sufficiently given if personally delivered or if sent by telegram or telex or by registered or certified mail, postage prepaid, with return receipt requested, addressed: (a) in the case of the Company to Kenneth Cole Productions, Inc., 152 West 57th Street, New York, New York,
Attention: President, or to such other address and/or to the attention of such other person as the Company shall designate by written notice to Executive; and (b) in the case of Executive, to Paul Blum, 142 High Street, Hastings-On-Hudson, New York 10706, or to such other address as Executive shall designate by written notice to the Company. Any notice given hereunder shall be deemed to have been given at the time of receipt thereof by the person to whom such notice is given.
   Entire Agreement; Amendment. This Agreement contains the entire agreement of the parties hereto with respect to the terms and conditions of Executive's employment during the term and supersedes any and all prior agreements and understandings, whether written or oral, between the parties hereto with respect to compensation due for services rendered hereunder. This Agreement may not be changed or modified except by an instrument in writing signed by both of the parties hereto, except that the Company reserves the right in its sole discretion to make changes at any time to the other documents, plans and policies referenced in this Agreement. The parties agree that nothing herein shall give rise to any obligations with respect to the Prior Agreement and they expressly waive any rights they may have with respect to the replacement and termination of the Prior Agreement by this Agreement.
   Waiver. The waiver by either party of a breach of any provision of this Agreement shall not operate or be construed as a continuing waiver or as a consent to or waiver of any subsequent breach hereof.
   Headings. The Article and Section headings herein are for convenience of reference only, do not constitute a part of this Agreement and shall not be deemed to limit or affect any of the provisions hereof.
   Governing Law. This Agreement shall be governed by, and construed and interpreted in accordance with, the internal laws of the State of New York without reference to the principles of conflict of laws. Should any disagreement, claim or controversy arise between the Executive and the Company with respect to this Agreement or the termination hereof, the same shall be settled by arbitration in New York, New York before a single arbitrator in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and the award of the arbitrator with respect to a termination pursuant to this Agreement shall be enforceable in any court of competent jurisdiction and shall be binding upon the parties hereto, except that the Company may seek equitable relief with respect to any breaches of Article IV of this Agreement.
  Agreement to Take Actions. Each party hereto shall execute and deliver such documents, certificates, agreements and other instruments, and shall take such other actions, as may be reasonably necessary or desirable in order to perform his or its obligations under this Agreement or to effectuate the purposes hereof.
   Attorneys' Fees. In the event of any arbitration or legal proceeding between the parties hereto arising out of the subject matter of this Agreement, including any such proceeding to enforce any right or provision hereunder, which proceeding shall result in the rendering by an arbitration panel or court of a decision in favor of Executive, the Company shall pay to Executive all costs and expenses incurred therein by Executive, including, without limitation, reasonable attorneys' fees, which costs, expenses and attorneys' fees shall be included in and as a part of any award or judgment rendered in such arbitration or legal proceeding.
   Survivorship. The respective rights and obligations of the parties hereunder shall survive any termination of this Agreement to the extent necessary to the intended preservation of such rights and obligations.
  Validity.
The invalidity or unenforceability of any provision or provisions of this Agreement shall not affect the validity or enforceability of any other provision or provisions of this Agreement, which shall remain in full force and effect.
If the event that any of the provisions of this Agreement relating to the temporal scope of the covenants contained herein shall be declared by a court of competent jurisdiction to exceed the maximum restrictiveness such court deems enforceable, such provision shall be deemed, for purposes of the proceedings before such court, to be replaced herein by the maximum restriction deemed enforceable by such court.
   Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.
IN WITNESS WHEREOF, each of the parties hereto has duly executed this Agreement as of the date first above written.
                              KENNETH COLE PRODUCTIONS, INC.

                              By:
                                   Name:
                                   Title:

                                   ______________________________
                                   Paul Blum

                                     Kenneth Cole
                                     Productions, Inc.
                                     Exhibit 21.01


List of Subsidiaries                                 State of Incorporation

Cole 57th. Street, LLC                               Delaware
Cole 610 Fifth Avenue, LLC                           Delaware
Cole Amsterdam, B.V.                                 Amsterdam
Cole Amsterdam, Inc.                                 Delaware
Cole Aspen, Inc.                                     Deleware
Cole Boca, Inc.                                      Florida
Cole Broadway, Inc.                                  New York
Cole Cabazon, Inc.                                   California
Cole Camarillo, LLC                                  Delaware
Cole Carlsbad, Inc.                                  Delaware
Cole Century City, Inc.                              California
Cole Chestnut, Inc.                                  Delaware
Cole Clinton, Inc.                                   Connecticut
Cole Copley, Inc.                                    Massachusetts
Cole Dadeland, Inc.                                  Florida
Cole Dawsonville, Inc.                               Delaware
Cole Destin, Inc.                                    Florida
Cole Fashion Valley, Inc.                            Delaware
Cole Forum, Inc.                                     Delaware
Cole Franklin, Inc.                                  Delaware
Cole Galleria, Inc.                                  Delaware
Cole Garden State, Inc.                              Delaware
Cole Georgetown, Inc.                                District of Columbia
Cole Grand Central, Inc.                             Delaware
Cole Grant, Inc.                                     Delaware
Cole Honolulu, Inc.                                  Delaware
Cole Houston, Inc.                                   Delaware
Cole Jersey Gardens LLC                              Delaware
Cole Katy, LLC                                       Delaware
Cole Las Vegas, Inc.                                 Delaware
Cole Leesburg, Inc.                                  Delaware
Cole Michigan Avenue, Inc.                           Delaware
Cole Napa, Inc.                                      California
Cole New Orleans, Inc.                               Delaware
Cole Newbury, Inc.                                   Massachusetts
Cole NorthPark, Inc.                                 Texas
Cole Oakbrook, Inc.                                  Delaware
Cole Orlando, Inc.                                   Delaware
Cole Orlando, LLC                                    Delaware
Cole Pentagon, Inc.                                  Virginia
Cole Phipps, Inc.                                    Georgia
Cole Pike, Inc.                                      Delaware
Cole Productions, Inc.                               Delaware
Cole Reading Outlet, Inc.                            Pennsylvania
Cole Riverhead, Inc.                                 Delaware
Cole Roosevelt, Inc.                                 New York
Cole Santa Monica, Inc.                              Delaware
Cole Sawgrass, Inc.                                  Florida
Cole Scottsdale, Inc.                                Delaware
Cole SFC, LLC                                        Delaware
Cole Short Hills, Inc.                               New Jersey
Cole Somerset, Inc.                                  Michigan
Cole South Beach, Inc.                               Florida
Cole Stanford, Inc.                                  California
Cole Tempe, LLC                                      Delaware
Cole Tyson, Inc.                                     Virginia
Cole Venetian, LLC                                   Delaware
Cole Viejo LLC                                       Delaware
Cole Waikele, Inc.                                   New York
Cole Walnut Street, Inc.                             Delaware
Cole West Palm Beach, LLC                            Delaware
Cole Westchester, Inc.                               New York
K.C.P.L., Inc.                                       Delaware
Kenneth Cole (BVI) Company Limited                   British Virgin Islands
Kenneth Cole (BVI) Company, Ltd.                     British Virgin Islands
Kenneth Cole Catalog, Inc.                           Virginia
Kenneth Cole Financial Services, Inc.                New Jersey
Kenneth Cole Gilroy, Inc.                            California
Kenneth Cole Productions, (LIC), Inc.                Bahamas
Kenneth Cole Productions, Inc                        New York
Kenneth Cole Productions, LP                         Delaware
Kenneth Cole Services, Inc.                          Delaware
Kenneth Cole Woodbury, Inc.                          Delaware
Kenneth Cole, Inc.                                   New York
Kenneth Productions, Inc.                            Delaware
Kenth Ltd.                                           Hong Kong
Riviera Holding, LLC                                 Delaware

                                              Exhibit
 23.01



                  CONSENT OF ERNST & YOUNG LLP


 We   consent   to  the  incorporation  by   reference   in
 Registration Statement (Form S-8 No. 33-92094)  pertaining
 to  the  Kenneth Cole Productions, Inc. 1994 Stock  Option
 Plan  and  Registration Statement (Form S-8 No.  33-31868)
 pertaining to the Kenneth Cole Productions, Inc.  Employee
 Stock  Purchase Plan of our report dated March  13,  2001,
 with respect to the consolidated financial statements  and
 schedule  of  Kenneth Cole Productions, Inc., included  in
 the  Annual Report (Form 10-K) for the year ended December
 31,   2000,   filed  with  the  Securities  and   Exchange
 Commission.




                                    ERNST & YOUNG LLP




 New York, New York
 March 27, 2001