Form 10-Q
period 2001-03-31
COLE KENNETH PRODUCTIONS INC
filed 2001-05-14
CIK 921691

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    Form 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2001


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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                                May 10, 2001

Class A Common Stock ( $.01 par value)                11,445,774
Class B Common Stock ( $.01 par value)                 8,543,097

                        Kenneth Cole Productions, Inc.
                                 Index to 10-Q


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2001 and December 31,2000.........3

Consolidated Statements of Income for the three months ended
  March 31, 2001 and 2000.....................................................5

Consolidated Statement of Changes in Shareholders' Equity for the three months ended March 31, 2001.................................................6

Consolidated Statements of Cash Flows for the three months
  ended March 31, 2001 and 2000...............................................7

Notes to Condensed Consolidated Financial Statements..........................8

Item 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operations..............................................12

Item 3. Quantitative and Qualitative Disclosure about Market Risk.............15

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................15

Item 2.  Changes in Securities and Use of Proceeds............................15

Item 3.  Defaults Upon Senior Securities......................................15

Item 4.  Submission of Matters to a Vote of Security Holders..................15

Item 5.  Other Information....................................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................15

Signatures....................................................................16

Part I.	 FINANCIAL INFORMATION
Item 1.  Financial Statements

                  Kenneth Cole Productions, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                        March 31,          December 31,
                                                          2001                2000
                                                       (Unaudited)
Assets
Current assets:
Cash                                                   $ 44,927,000       $ 74,608,000
Due from factor                                          38,374,000         26,066,000
Accounts receivable, net                                  5,800,000          9,117,000
Inventories                                              49,011,000         42,361,000
Prepaid expenses and other current assets                   806,000          2,747,000
Deferred taxes                                            1,486,000          1,486,000
                                                       ------------       ------------
Total current assets                                    140,404,000        156,385,000

Property and equipment - at cost, less
accumulated depreciation                                 39,756,000         38,202,000

Other assets:
 Deposits and deferred taxes                              8,929,000          9,073,000
 Deferred compensation plans assets                      11,040,000          8,710,000
                                                       ------------       ------------
Total other assets                                       19,969,000         17,783,000
                                                       ------------       ------------
Total assets                                           $200,129,000       $212,370,000
                                                       ============       ============

          See accompanying notes to consolidated financial statements.

             Kenneth Cole Productions, Inc. and Subsidiaries

                Consolidated Balance Sheets (continued)
                                                        March 31,          December 31,
                                                           2001               2000
                                                       (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                      $ 33,034,000       $ 34,688,000
 Accrued expenses and other current liabilities          12,348,000         14,716,000
 Income taxes payable                                     3,234,000          3,213,000
                                                       ------------       ------------
Total current liabilities                                48,616,000         52,617,000

Deferred compensation                                    11,040,000          8,710,000
Other                                                     6,109,000          5,407,000

Commitments and contingencies

Shareholders' equity:

Class A Common Stock, par value $.01, 20,000,000
 shares authorized, 13,490,817 and 13,479,088
 issued in 2001 and 2000                                    135,000            135,000
Class B Common Stock, par value $.01, 9,000,000
 shares authorized, 8,588,097 outstanding
 in 2001 and 2000                                            86,000             86,000
Additional paid-in capital                               60,558,000         60,300,000
Accumulated other comprehensive income                      279,000            403,000
Retained earnings                                       124,037,000        119,483,000
                                                       ------------       ------------
                                                        185,095,000        180,407,000
Class A Common Stock in treasury, at cost,
  2,113,400 and 1,506,700 shares in 2001 and 2000       (50,731,000)       (34,771,000)
                                                       ------------       ------------
Total shareholders' equity                              134,364,000        145,636,000
                                                       ------------       ------------
Total liabilities and shareholders' equity             $200,129,000       $212,370,000
                                                       ============       ============

        See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                       Consolidated Statements of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                      2001             2000
Net sales                                           $ 92,066,000    $ 90,627,000
Royalty revenue                                        5,124,000       4,036,000
                                                    ------------    ------------
Net revenue                                           97,190,000      94,663,000
Cost of goods sold                                    53,434,000      51,406,000
                                                    ------------    ------------
Gross profit                                          43,756,000      43,257,000

Selling, general and administrative
  expenses                                            37,304,000      31,103,000
                                                    ------------    ------------
Operating income                                       6,452,000      12,154,000

Interest and other income, net                         1,013,000         802,000
                                                    ------------    ------------
Income before provision for income taxes               7,465,000      12,956,000
Provision for income taxes                             2,911,000       5,182,000
                                                    ------------    ------------
Net income                                          $  4,554,000    $  7,774,000
                                                    ============    ============


Earnings per share:

     Basic                                                  $.22            $.37
     Diluted                                                $.21            $.35
Shares used to compute earnings per share:

     Basic                                            20,453,000      20,771,000
     Diluted                                          21,540,000      22,058,000


              See accompanying notes to consolidated financial statements.

                    Kenneth Cole Productions, Inc. and Subsidiaries

             Consolidated Statement of Changes in Shareholders' Equity
                                    (Unaudited)

                                 Class A                   Class B
                              Common Stock              Common Stock
                           Number                    Number
                          of Shares    Amount       of Shares    Amount
Shareholders' equity
 January 1, 2001        13,479,088    $135,000     8,588,097    $86,000

Net income

Foreign currency
 translation adjustments

Unrealized loss on
 forward contracts

Comprehensive income

Exercise of stock
 options, including
 tax benfit                  8,551

Issuance of Class A
 Common Stock                3,178

Purchase of Class A
 Common Stock
                        -----------------------------------------------
Shareholders' equity
 March 31, 2001         13,490,817     $135,000    8,588,097    $86,000
                        ===============================================

                                       Accumulated
                          Additional      Other
                           Paid-in    Comprehensive    Retained
                           Capital       Income        Earnings
Shareholders' equity
 January 1, 2001         $60,300,000   $403,000       $119,483,000

Net income                                               4,554,000

Foreign currency
 translation adjustments                  5,000

Unrealized loss on
 forward contracts                     (129,000)

Comprehensive income

Exercise of stock
 options, including
 tax benfit                  163,000

Issuance of Class A
 Common Stock                 95,000

Purchase of Class A
 Common Stock
                         -----------------------------------------
Shareholders' equity
 March 31, 2001          $60,558,000   $279,000       $124,037,000
                         =========================================

                              Treasury Stock
                          Number of
                           Shares         Amount           Total
Shareholders' equity
 January 1, 2001          (1,506,700)   $(34,771,000)  $145,636,000

Net income                                                4,554,000

Foreign currency
 translation adjustments                                      5,000

Unrealized loss on
 forward contracts                                         (129,000)
                                                       ------------
Comprehensive income                                      4,430,000

Exercise of stock
 options, including
 tax benfit                                                 163,000

Issuance of Class A
 Common Stock                                                95,000

Purchase of Class A
 Common Stock               (606,700)    (15,960,000)   (15,960,000)
                          -----------------------------------------
Shareholders' equity
 March 31, 2001           (2,133,400)   $(50,731,000)  $134,364,000
                          =========================================


        See accompanying notes to consolidated financial statements.

                     Kenneth Cole Productions, Inc. and Subsidiaries

                        Consolidated Statements of Cash Flows
                                    (Unaudited)
                                                       Three Months Ended
                                                           March 31,
                                                     2001           2000
Cash flows from operating activities
Net income                                           $  4,554,000  $  7,774,000
Adjustments to reconcile net income to net cash
 used in operating activities:
 Depreciation                                           1,665,000     1,439,000
 Unrealized loss (gain) on deferred compensation          113,000      (245,000)
 Realized gain on marketable securities                  (133,000)
 Provision for bad debts                                  110,000        76,000
 Changes in assets and liabilities:
  Increase in due from factors                        (12,308,000)  (17,439,000)
  Decrease in accounts receivable                       3,207,000     4,820,000
  Increase in inventories                              (6,779,000)   (8,409,000)
  Decrease in prepaid expenses & other current assets     450,000       135,000
  Increase in other assets                             (2,299,000)   (1,107,000)
  Decrease in accounts payable                         (1,654,000)   (1,554,000)
  Increase in income taxes payable                         92,000     2,869,000
  Decrease in accrued expenses and other
   current liabilities                                 (2,372,000)   (2,978,000)
  Increase in other non-current liabilities             3,081,000     1,733,000
                                                     ------------  ------------
Net cash used in operating activities                 (12,273,000)  (12,886,000)
Cash flows from investing activities

Acquisition of property and equipment, net             (3,219,000)     (370,000)
Proceeds from sale of marketable securities             1,624,000
                                                     ------------  ------------
Net cash used in investing activities                  (1,595,000)     (370,000)

Cash flows from financing activities
Proceeds from exercise of stock options                    92,000       262,000
Proceeds from issuance of Common Stock                     95,000
Purchases of treasury stock                           (15,960,000)   (8,217,000)
Principal payments on capital lease obligations           (45,000)      (44,000)
                                                     ------------  ------------
Net cash used in financing activities                 (15,818,000)   (7,999,000)
Effect of exchange rate changes on cash                     5,000        54,000
                                                     ------------  ------------
Net decrease in cash                                  (29,681,000)  (21,201,000)
Cash, beginning of period                              74,608,000    71,415,000
                                                     ------------  ------------
Cash, end of period                                  $ 44,927,000  $ 50,214,000
                                                     ============  ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                           $     27,000  $     16,000
  Income taxes                                       $  2,627,000  $  2,313,000

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

   Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

   The consolidated balance sheet at December 31, 2000, as presented, was derived from the audited financial statements as of December 31, 2000 included in the Company's Form 10-K.


2.  Comprehensive Income

   Comprehensive income is comprised of net income, the effect of foreign currency translation and changes in unrealized gains and losses on forward exchange contracts. Comprehensive income amounted to $4,430,000 and $7,828,000 for the three month periods ended March 31, 2001 and 2000, respectively.


3.  Derivative Instruments and Hedging Activities

   Effective January 1, 2001, the Company adopted Financial
Accounting Standards Board Statement of Financial Accounting
Standards No. 133 "Accounting for Derivative Instruments and for
Hedging Activities"("SFAS 133"). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

To protect against an increase in the cost of future inventory purchases denominated in foreign currencies, the Company routinely enters into forward exchange contracts to hedge this exposure risk and therefore has classified these contracts as cash flow hedges. At March 31, 2001, forward exchange contracts totaling approximately $15,000,000 were outstanding with maturity dates through August 2001. At March 31, 2001 an unrealized loss of approximately $129,000 was recorded as a charge to other comprehensive income in the statement of changes in shareholders' equity and an increase to inventory on the balance sheet. The Company expects to reclassify all of the unrealized loss from other accumulated comprehensive income into earnings within the next twelve month period due to the actual execution of the foreign exchange contracts to purchase merchandise. On the date of adoption of SFAS 133, January 1,2001 the Company recorded an unrealized gain of approximately $1,122,000.

4.  Segment Information

   The Company has three reportable segments: Wholesale, Consumer Direct and Licensing/International. The Company's reportable segments are business units that offer different products and services or similar products through different channels of distribution. The Wholesale segment is comprised of design, sourcing and marketing a broad range of quality footwear and handbags for wholesale distribution. The Consumer Direct segment markets the broad selection of the Company's branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, e-commerce (at website addresses www.kennethcole.com, www.reactiononline.com and www.unlisted.com) and catalogs. The Licensing/International segment primarily consists of earning royalties on third party licensee sales of branded products. The Company maintains control over quality and image and allows licensees to sell primarily to the same channels of distribution as those of the Company's wholesale division. The
Company earns royalties on the licensee's sales of branded product.
The Company evaluates performance and allocates resources based on profit or loss from each segment. The Wholesale segment is evaluated on income from operations before income taxes. The Consumer Direct segment is evaluated on profit or loss from operations before unallocated corporate overhead and income taxes. The Licensing/International segment is evaluated based on royalties earned and pretax segment profit. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales between the Wholesale and Consumer Direct segment include a markup, which is eliminated in consolidation.

Financial information of the Company's reportable segments is as follows (in thousands):

                                               Three Months Ended
                                                 March 31, 2001
                                              Consumer   Licensing/
                                  Wholesale    Direct      Int'l       Totals
Revenues from external customers  $ 55,133   $ 36,579     $ 5,478     $ 97,190
Intersegment revenues                8,531                               8,531
Segment income before elimination of
 intersegment profit, unallocated
 corporate overhead and
 income taxes                        7,352        763       3,714       11,829
Segment assets                     141,071     58,444       2,578      202,093



                                               Three Months Ended
                                                 March 31, 2000
                                              Consumer   Licensing/
                                  Wholesale    Direct      Int'l       Totals
Revenues from external customers  $ 61,476   $ 28,810     $ 4,377     $ 94,663
Intersegment revenues                7,183                               7,183
Segment income before elimination of
 intersegment profit, unallocated
 corporate overhead and
 income taxes                        9,276      4,970       2,854       17,100
Segment assets                     143,142     34,988         826      178,956



The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):

                                               Three Months Ended
                                      March 31, 2001     March 31, 2000
Revenues
Revenues for external customers        $  97,190          $  94,663
Intersegment revenues                      8,531              7,183
Elimination of intersegment revenues      (8,531)            (7,183)
                                       ---------          ---------
    Total consolidated revenues        $  97,190          $  94,663
                                       =========          =========
Income
Total profit for reportable segments   $  11,829          $  17,100
Elimination of intersegment profit and
 Unallocated corporate overhead           (4,364)            (4,144)
                                       ---------          ---------
     Total income before income taxes  $   7,465          $  12,956
                                       =========          =========
Assets
Total assets for reportable segments   $ 202,093          $ 178,956
Elimination of inventory
 profit in consolidation                  (1,964)            (2,198)
                                       ---------          ---------
Total consolidated assets              $ 200,129          $ 176,758
                                       =========          =========

Revenues from international customers are less than two percent of the Company's consolidated revenues.


5.  Common Stock Repurchase

   On February 21, 2001, the Company's Board of Directors authorized the Company to purchase up to an additional 2.0 million shares of its Class A Common Stock in open market purchases. As of March 31, 2001 the Company has 2,137,000 shares remaining from its buyback authorizations.


6.  Reclassifications

   Certain amounts included in the 2000 financial statements have been reclassified to conform with the March 31, 2001 presentation.


7.  Fragrance License

   On March 14, 2001, the Company and LVMH Moet Hennessy Louis Vuitton Inc. (collectively with its subsidiaries and affiliates, "LVMH") entered into a multi-brand initiative to create, distribute and market fragrance and body products worldwide. The agreement covers the trademarks Kenneth Cole New York, Reaction Kenneth Cole and Unlisted. The initial term is through December 31, 2007 with options to renew through December 31, 2022 based on LVMH reaching certain sales thresholds. During these periods, LVMH is obligated to pay the Company a percentage of net sales based upon the terms of the agreement.


8.  Other

   The Company, from time to time, is a party to litigation that arises in the normal course of its business operations. The Company presently is not a party to any such litigation that would have a material adverse effect on its business operations.



Item 2. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement Disclosure

   The statements contained in this report which are not historical facts including without limitation, statements that relate to future performance and/or statements regarding the Company's anticipated results or level of business for 2001 or any other future period, may be deemed to constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including but not limited to, demand and competition for the Company's products, the ability to enter into new product license agreements, changes in consumer preferences or fashion trends, delays in anticipated store openings, dependence on certain large customers and changes in the Company's relationships with vendors and other resources. The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

Results of Operations

   The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenue for the three months ended March 31, 2001 and March 31, 2000.

                                        Three Months Ended
                                March 31, 2001     March 31, 2000
Net sales                       $ 92,066  94.7%    $ 90,627  95.7%
Royalty revenue                    5,124   5.3        4,036   4.3
                                -------- ------    -------- ------
Net revenue                       97,190 100.0       94,663 100.0

Gross profit                      43,756  45.0       43,257  45.7
Selling, general &
 administrative expenses          37,304  38.4       31,103  32.9
                                -------- ------    -------- ------
Operating income                   6,452   6.6       12,154  12.8
Interest and other income, net     1,013   1.1          802    .9
                                -------- ------    -------- ------
Income before income taxes         7,465   7.7       12,956  13.7
Income tax expense                 2,911   3.0        5,182   5.5
                                -------- ------    -------- ------
Net income                         4,554   4.7        7,774   8.2
                                ======== ======    ======== ======



Three Months Ended March 31, 2001 Compared to Three Months Ended
March  31 ,2000

   Consolidated net revenues increased 2.7% to $97.2 million for the three months ended March 31, 2001 compared to $94.7 million for the three months ended March 31, 2000.

   Wholesale net sales (excluding sales to its Consumer Direct business segment) decreased $6.3 million or 10.3% for the three months ended March 31, 2001 to $55.1 million from $61.4 million for the three months ended March 31, 2000. The Company believes that the decrease in wholesale sales partially resulted from the current difficult retail environment where there continues to be excess footwear as well as the Company's determination not to participate in aggressive promotional activities that injure brand equity. In addition, the Company believes its results were affected by unseasonable weather where some spring inventory assortments, such as sandals, were rolled out a little too early. The Company experienced decreases in several branded divisions with the most significant decrease occurring in Unlisted branded footwear. The Company expects better performance in Unlisted as it is transitioning the Unlisted brand by dropping the .com from its name and co-branding with Kenneth Cole.

   Net sales in the Company's Consumer Direct segment increased
$7.8 million or 27.0% to $36.6 million for the three months ended
March 31, 2001, compared to $28.8 million for the three months ended March 31, 2000. Revenues from the Consumer Direct segment were 37.6% of net consolidated revenue for the three months ended March 31, 2001 compared to 30.4% for the three months ended March 31, 2000. The increase in net sales is due to the increase in the number of stores partially offset by a comparable store sales decrease of 5.3%. Of the total net sales increase, $8.9 million was attributable to that portion of 2001 sales for stores not open for all of 2000 and new stores opened in 2001, offset partially by a $1.3 million reduction in comparable store sales, and the balance was due to an increase in catalog and internet sales. The Company believes that the comparative store sales decrease resulted from a difficult retail environment, softening consumer confidence and a shift in consumer preferences to less dressy, more traditional styling. The Company has carefully monitored its inventories and adapted its assortments such that it believes its product offerings now better reflect current consumer demands.

   Royalty revenue increased 27.0% to $5.1 million for the three months ended March 31, 2001 from $4.0 million for the three months ended March 31, 2000. The increase primarily reflects incremental revenues from sales of existing licensees and the first Spring season of women's sportswear. While the most significant increases were in men's and women's apparel, there were strong increases in certain long-standing license categories such as watches, luggage and eyewear. During the first quarter of 2001, the Company signed a fragrance deal with LVMH, which will launch Kenneth Cole New York and Reaction Kenneth Cole. The Company believes these launches will be powerful boosters for the Company's brand position, not only as a natural extension of its product portfolio, but also due to the high level of marketing support that they will carry.

   Consolidated gross profit as a percentage of net revenue decreased to 45.0% for the three months ended March 31, 2001 from 45.7% for the comparable period last year. The decrease is primarily due to lower margins in the Company's Consumer Direct segment. Licensing/International revenue, which has nominal associated cost of goods sold, increased as a percentage of net revenues to 5.6% for the three months ended March 31, 2001 compared to 4.6% for the comparable period last year.

   Selling, general and administrative expenses, including shipping and warehousing, increased 19.9% to $37.3 million (or 38.4% of net revenue) for the three months ended March 31, 2001 from $31.1 million (or 32.9% of net revenue) for the three months ended March 31, 2000. This increase as a percentage of revenue is attributable to the expansion of the Company's retail and outlet stores, which operate at a higher cost structure than its Wholesale operations, a significant increase in real-estate costs as a result of the Company's strategic expansion to flagships in certain markets, and because sales were below original operating targets, resulting in a reduction in the leverage over fixed operating expenses.

   Interest and other income increased to $1.0 million from $0.8 million in the comparable period in 2000.

   The Company's effective tax rate has decreased to 39.0% for the three months ended March 31, 2001 from 40.0% in the corresponding period in 2000. The decrease is due to the relative level of earnings in the various state and local taxing jurisdictions in which the Company conducts business.

   As a result of the foregoing, net income decreased 41.4% for the three months ended March 31, 2001 to $4.6 million (4.7% of net revenue) from $7.8 million (8.2% of net revenue) for the three months ended March 31, 2000.

Liquidity and Capital Resources

   The Company's cash requirements derive from working capital needs, retail expansion, enhanced technology and e-commerce initiatives, and other corporate activities. The Company uses cash from operations and, when necessary, borrowings under its line of credit as the primary sources of financing. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances. At March 31, 2001 and December 31, 2000 working capital was $91.8 million and $103.8 million, respectively.

   Cash used in operating activities was $12.3 million for the three months ended March 31, 2001, compared to $12.9 million for the
three months ended March 31, 2000.   The decrease in cash flows used
in operating activities is primarily attributable to the timing of factor remittances and less of an increase in inventory levels.

   Net cash used in investing activities increased to $1.6 million in the three months ended March 31, 2001 from $0.4 million in the comparable period last year. Capital expenditures totaled approximately $3.2 million and $0.4 million for the three months ended March 31, 2001 and 2000, respectively. Capital expenditures relate primarily to the Company's retail and outlet store expansion, corporate headquarter renovation and to the further development of the Company's information systems. The increase in net cash used in investing activities was reduced by $1.6 million of proceeds from the sale of marketable securities.

   Net cash used in financing activities was $15.8 million in the three months ended March 31, 2001 compared to $8.0 million in the comparable period last year. This is primarily attributable to the Company's purchase of 606,700 shares of Class A Common Stock purchased during the first quarter of 2001 at an average price of $26.31 per share compared to 296,250 shares of Class A Common Stock purchased during the first quarter of 2000 at an average price of $27.74 under its stock repurchase program.

   The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25 million to finance working capital requirements. The Company has no outstanding advances under this line of credit, however amounts available under the line were reduced by $2.5 million in open letters of credit and $2.5 million standby letters of credit to $20.0 million at March 31, 2001.

   During 2000, the Company relocated its corporate headquarters to a larger location in New York City. The Company completed Phase I of its renovations incurring approximately $10 million in capital expenditures and expects to incur an additional $10 million over the next two to three years upon turnover of additional space.

   The Company believes that it will be able to satisfy its cash requirements for the next year, including requirements for its retail expansion, additional corporate office and warehouse space and enhancements to its information systems, primarily with cash flow from operations, current cash levels and, if necessary, with borrowings under its line of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   The Company does not believe it has a material exposure to market risk. The Company is primarily exposed to currency exchange-rate risks with respect to its inventory transactions denominated in Italian Lira which has been converted to the Euro effective January 1, 1999. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing foreign exchange forward contracts to fix its costs on future purchases. The Company does not enter into foreign currency transactions for speculative purposes. At March 31, 2001, the Company had forward exchange contracts totaling $15.0 million with an unrealized loss of approximately $0.1 million. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels, a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's year-to-date and projected 2001 and actual 2000 net income.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.  None


Item 2.	Changes in Securities and Use of Proceeds.  None

Item 3.	Defaults Upon Senior Securities.  None

Item 4.	Submission of Matters to a Vote of Security Holders.  None

Item 5.	Other Information.  None

Item 6.	Exhibits and Reports on Form 8-K.  None





SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							Kenneth Cole Productions, Inc.
								Registrant




May 14, 2001						/s/ STANLEY A. MAYER
							Stanley A. Mayer
							Executive Vice President and
							Chief Financial Officer