Form 10-Q
period 2001-06-30
COLE KENNETH PRODUCTIONS INC
filed 2001-08-10
CIK 921691

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001


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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                             August 10, 2001

Class A Common Stock ($.01 par value)         11,455,046
Class B Common Stock ($.01 par value)          8,543,097

                       Kenneth Cole Productions, Inc.
                             Index to 10-Q


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2001 and December 31,2000..........3

Consolidated Statements of Income for the three and six-month periods ended June 30, 2001 and 2000..................................................5

Consolidated Statement of Changes in Shareholders' Equity for the
six-month period ended June 30, 2001..........................................6

Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2001 and 2000..................................................7

Notes to Consolidated Financial Statements....................................8

Item 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operations.............................................12

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........17

Part II. OTHER INFORMATION

Item 1. Legal Proceedings....................................................18

Item 2.Changes in Securities and Use of Proceeds.............................18

Item 3.Defaults Upon Senior Securities.......................................18

Item 4.Submission of Matters to a Vote of Security Holders...................18

Item 5.Other Information.....................................................19

Item 6.Exhibits and Reports on Form 8-K......................................19

Signatures...................................................................20

               Kenneth Cole Productions, Inc. and Subsidiaries

                     Consolidated Balance Sheets


Part I. Financial Information
Item 1. Financial Statements

                                               June 30,        December 31,
                                                 2001             2000
                                             (Unaudited)
Assets
Current assets:
Cash                                           $ 48,680,000     $ 74,608,000
Due from factors                                 30,027,000       26,066,000
Accounts receivable, net                          4,599,000        9,117,000
Inventories                                      49,998,000       42,361,000
Prepaid expenses and other current assets         4,026,000        2,747,000
Deferred taxes                                    1,486,000        1,486,000
                                               ------------     ------------
Total current assets                            138,816,000      156,385,000

Property and equipment - at cost, less
accumulated depreciation                         38,990,000       38,202,000

Other assets:
Deposits and deferred taxes                       8,784,000        9,073,000
Deferred compensation plan assets                11,543,000        8,710,000
                                               ------------     ------------
Total other assets                               20,327,000       17,783,000
                                               ------------     ------------
Total assets                                   $198,133,000     $212,370,000
                                               ============     ============

        See accompanying notes to consolidated financial statements.

              Kenneth Cole Productions, Inc. and Subsidiaries

                   Consolidated Balance Sheets (continued)

                                               June 30,        December 31,
                                                 2001             2000
                                             (Unaudited)
Liabilities and shareholders'equity
Current liabilities:
Accounts payable                               $ 27,209,000     $ 34,688,000
Accrued expenses and other current liabilities   14,213,000       17,929,000
                                               ------------     ------------
Total current liabilities                        41,422,000       52,617,000

Deferred compensation                            11,543,000        8,710,000
Other                                             6,670,000        5,407,000

Commitments and contingencies

Shareholders' equity:





Class A Common Stock, par value $.01, 20,000,000
 shares authorized,13,561,424, and 13,479,088
 issued in 2001 and 2000                            136,000          135,000
Class B Common Stock, par value $.01,
 9,000,000 shares authorized,8,543,097 and
 8,588,097 outstanding in 2001 and 2000              85,000           86,000
Additional paid-in capital                       61,021,000       60,300,000
Accumulated other comprehensive income              (33,000)         403,000
Retained earnings                               128,020,000      119,483,000
                                               ------------     ------------
                                                189,229,000      180,407,000
Class A Common Stock in treasury, at cost,
 2,113,400 and 1,506,700 shares in 2001 and
 2000                                           (50,731,000)     (34,771,000)
                                               ------------     ------------
Total shareholders' equity                      138,498,000      145,636,000
                                               ------------     ------------
Total liabilities and shareholders' equity     $198,133,000     $212,370,000
                                               ============     ============

        See accompanying notes to consolidated financial statements.

                Kenneth Cole Productions, Inc. and Subsidiaries

                     Consolidated Statements of Income
                               (Unaudited)



                             Three Months Ended            Six Months Ended
                                  June 30,                      June 30,
                             2001          2000           2001           2000
Net sales               $ 82,071,000  $ 85,480,000   $ 174,137,000 $ 176,107,000
Licensing revenue          5,954,000     5,339,000      11,078,000     9,375,000
                        ------------  ------------   -------------  ------------
Net revenue               88,025,000    90,819,000     185,215,000   185,482,000
Cost of goods sold        47,704,000    50,527,000     101,138,000   101,933,000
                        ------------  ------------   -------------  ------------
Gross profit              40,321,000    40,292,000      84,077,000    83,549,000

Selling, general and
administrative expenses   34,409,000    30,152,000      71,713,000    61,255,000
                        ------------  ------------   -------------  ------------
Operating income           5,912,000    10,140,000      12,364,000    22,294,000
Interest income, net         513,000       545,000       1,526,000     1,347,000
                        ------------  ------------   -------------  ------------
Income before provision
 for income taxes          6,425,000    10,685,000      13,890,000    23,641,000
Provision for income taxes 2,442,000     4,274,000       5,353,000     9,456,000
                        ------------  ------------   -------------  ------------
Net income              $  3,983,000  $  6,411,000   $   8,537,000  $ 14,185,000
                        ============  ============   =============  ============

Earnings per share:
      Basic             $        .20  $        .31   $         .42  $        .69
      Diluted           $        .19  $        .29   $         .40  $        .65
Shares used to compute
 earnings per share:
      Basic               19,984,000    20,513,000      20,218,000    20,642,000
      Diluted             20,925,000    21,848,000      21,232,000    21,953,000

       See accompanying notes to consolidated financial statements.

               Kenneth Cole Productions, Inc. and Subsidiaries

            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)
                                Class A                      Class B
                              Common Stock                 Common Stock
                            Number                       Number
                           of shares     Amount         of shares     Amount
Shareholders' equity
 January 1, 2001           13,479,088  $ 135,000       8,588,097    $ 86,000

Net Income

Foreign currency
 translation adjustment

Unrealized loss on
 forward contracts

Comprehensive income

Exercise of stock options,
 including tax benefit         29,503

Issuance of Class A
 Common Stock                   7,833

Purchase of Class A
 Common Stock

Conversion of Class B
 share to Class A shares       45,000      1,000         (45,000)     (1,000)
                           --------------------------------------------------
Shareholders' equity
 June 30, 2001             13,561,424  $ 136,000       8,543,097    $ 85,000
                           ==================================================

                                            Accumulated
                           Additional          Other
                            Paid-in        Comprehensive      Retained
                            Capital           Income          Earnings

Shareholders' equity
 January 1, 2001           $ 60,300,000     $ 403,000         $ 119,483,000

Net Income                                                        8,537,000

Foreign currency
 translation adjustment                         (5,000)

Unrealized loss on
 forward contracts                           (431,000)

Comprehensive income

Exercise of stock options,
 including tax benefit          527,000

Issuance of Class A
 Common Stock                   194,000

Purchase of Class A
 Common Stock

Conversion of Class B
 share to Class A shares
                           -------------------------------------------------
Shareholders' equity
 June 30, 2001             $ 61,021,000     $ (33,000)        $ 128,020,000
                           =================================================

                                 Treasury Stock
                             Number of
                              Shares       Amount         Total
Shareholders' equity
 January 1, 2001           (1,506,700)  $(34,771,000)   $145,636,000

Net Income                                                 8,537,000

Foreign currency
 translation adjustment                                       (5,000)

Unrealized loss on
 forward contracts                                          (431,000)
                                                         ------------
Comprehensive income                                       8,101,000

Exercise of stock options,
 including tax benefit                                       527,000

Issuance of Class A
 Common Stock                                                194,000

Purchase of Class A
 Common Stock                (606,700)   (15,960,000)    (15,960,000)

Conversion of Class B
 share to Class A shares
                           ------------------------------------------
Shareholders' equity
 June 30, 2001             (2,113,400)  $(50,731,000)   $138,498,000
                           ==========================================

     See accompanying notes to consolidated financial statements

               Kenneth Cole Productions, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
                               (Unaudited)
                                                            Six Months Ended
                                                                June 30,
                                                           2001         2000
Cash flows from operating activities
Net income                                             $ 8,537,000  $14,185,000
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
 Depreciation and amortization                           3,398,000    1,770,000
 Unrealized loss on deferred compensation                    2,000      379,000
 Realized gain on marketable securities                   (133,000)
 Provision for bad debts                                   369,000      150,000
 Changes in assets and liabilities:
  Increase in due from factors                          (3,961,000)  (6,012,000)
  Decrease (increase) in accounts receivable             4,149,000     (114,000)
  Increase in inventories                               (8,068,000)  (9,099,000)
  Increase in prepaid expenses & other current assets   (2,770,000)  (1,198,000)
  Increase in other assets                              (2,546,000)  (1,462,000)
  (Decrease) increase in accounts payable               (7,479,000)   2,617,000
  Decrease in income taxes payable                      (1,526,000)  (2,466,000)
  Decrease in accrued expenses and other
      current liabilities                               (1,981,000)    (532,000)
  Increase in other non-current liabilities              4,197,000    2,027,000
                                                       -----------  -----------
Net cash (used in) provided by operating activities     (7,812,000)     245,000

Cash flows from investing activities
Acquisition of property and equipment, net              (4,186,000)  (7,199,000)
Proceeds from sale of marketable securities              1,624,000
                                                       -----------  -----------
Net cash used in investing activities                   (2,562,000)  (7,199,000)

Cash flows from financing activities
Proceeds from exercise of stock options                    310,000    1,135,000
Proceeds from issuance of common stock                     194,000
Purchase of treasury stock                             (15,960,000) (22,375,000)
Principal payments on capital lease obligations            (93,000)     (90,000)
                                                       -----------  -----------
Net cash used in financing activities                  (15,549,000) (21,330,000)
Effect of exchange rate changes on cash                     (5,000)     117,000
                                                       -----------  -----------
Net decrease in cash                                   (25,928,000) (28,167,000)
Cash, beginning of period                               74,608,000   71,415,000
                                                       -----------  -----------
Cash, end of period                                    $48,680,000  $43,248,000
                                                       ===========  ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                                 $34,000      $32,000
  Income taxes                                         $ 9,986,000  $11,922,000

       See accompanying notes to consolidated financial statements.


Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Kenneth Cole Productions, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain items contained in these financial statements are based on estimates. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated.

Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The consolidated balance sheet at December 31, 2000, as presented, was derived from the audited financial statements as of December 31, 2000 included in the Company's Form 10-K.


2.  Comprehensive Income

Comprehensive income amounted to $8,101,000 and $14,302,000 for the six-month periods ended June 30, 2001 and 2000, respectively. Comprehensive income for the three-month periods ended June 30, 2001 and 2000 amounted to $3,671,000 and $6,474,000, respectively.


3.  Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS133"). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

To protect against an increase in the cost of future inventory purchases denominated in foreign currencies, the Company routinely enters into forward exchange contracts to hedge this exposure risk and therefore has classified these contracts as cash flow hedges. At June 30, 2001, forward exchange contracts totaling approximately $13,500,000 were outstanding with maturity dates through November 2001. At June 30, 2001 an unrealized loss of approximately $431,000 was recorded as a charge to other comprehensive income in the statement of changes in shareholders' equity and a decrease to inventory on the balance sheet. The Company expects to reclassify all of the unrealized loss from other accumulated comprehensive income into earnings within the next twelve month period due to the actual execution of foreign exchange contracts to purchase merchandise. On the date of adoption of SFAS 133, January 1, 2001 the Company recorded an unrealized gain of approximately $1,122,000.


4.  Segment Information

The Company has three reportable segments: Wholesale, Consumer Direct and Licensing/International. The Company's reportable segments are business units that offer different products and services or similar products through different channels of distribution. The Wholesale segment is comprised of design, sourcing and marketing a broad range of quality footwear and handbags for wholesale distribution. The Consumer Direct segment markets the broad selection of the Company's branded products sold through full price retail stores, outlet stores, catalogs and e-commerce (at website addresses www.kennethcole.com and www.reactiononline.com, and www.unlisted.com, a marketing site). The Licensing/ International segment primarily consists of earning royalties on third party licensee sales of branded products. The Company maintains control over quality and image and allows licensees to sell primarily to the same channels of distribution as those of the Company's wholesale segment. The Company earns royalties on the licensee's sales of branded product. The Company evaluates performance and allocates resources based on profit or loss from each segment. The Wholesale segment is evaluated on income from operations before income taxes. The Consumer Direct segment is evaluated on profit or loss from operations before unallocated corporate overhead and income taxes. The Licensing/International segment is evaluated based on royalties earned and pretax segment profit. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales between the Wholesale and Consumer Direct segment include a markup, which is eliminated in consolidation.


4.  Segment Information (continued)
Financial information of the Company's reportable segments is as follows (in thousands):

                                            Three Months Ended
                                                June 30, 2001
                                          Consumer     Licensing/
                                Wholesale   Direct   International    Totals
Revenues from external customers  $ 40,889     $40,950     $ 6,186     $ 88,025
Intersegment revenues               (8,051)                              (8,051)
Segment income before provision
  for income taxes                   5,459         471       4,425       10,355
Segment assets                     144,703      54,686       1,272      200,661

                                            Three Months Ended
                                                June 30, 2000
                                          Consumer     Licensing/
                                Wholesale   Direct   International    Totals
Revenues from external customers  $ 52,852     $32,087     $ 5,880     $ 90,819
Intersegment revenues               (5,609)                              (5,609)
Segment income before provision
  for income taxes                   5,984       4,272       3,735       13,991
Segment assets                     137,875      35,177         824      173,876

                                              Six Months Ended
                                                June 30, 2001
                                          Consumer     Licensing/
                                Wholesale   Direct   International    Totals
Revenues from external customers  $ 96,022     $77,529     $11,664     $185,215
Intersegment revenues              (16,582)                             (16,582)
Segment income before provision
  for income taxes                  12,869       1,234       8,081       22,184

                                              Six Months Ended
                                                June 30, 2000
                                          Consumer     Licensing/
                                Wholesale   Direct   International    Totals
Revenues from external customers  $114,328     $60,897     $10,257     $185,482
Intersegment revenues              (12,792)                             (12,792)
Segment income before provision
  for income taxes                  15,260       9,242       6,589       31,091


The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):

                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                        2001        2000       2001     2000
                                                           C>
Revenues
Revenues for external customers      $ 88,025   $ 90,819   $ 185,215  $ 185,482
Intersegment revenues                   8,051      5,609      16,582     12,792
Elimination of intersegment revenues   (8,051)    (5,609)    (16,582)   (12,792)
                                     --------   --------   ---------  ---------
   Total consolidated revenues       $ 88,025   $ 90,819   $ 185,215  $ 185,482
                                     ========   ========   =========  =========
Income
Total profit for reportable segments $ 10,355   $ 13,991   $  22,184  $  31,091
Elimination of intersegment profit and
  unallocated corporate overhead       (3,930)    (3,306)     (8,294)    (7,450)
                                     --------   --------   ---------  ---------
   Total income before income taxes  $  6,425   $ 10,685   $  13,890  $  23,641
                                     ========   ========   =========  =========
Assets
Total assets for reportable segments $200,661   $173,876
Elimination of inventory profit        (2,528)    (2,399)
                                     --------   --------
   Total consolidated assets         $198,133   $171,477
                                     ========   ========


Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

5.	 Common Stock Repurchase

On February 21, 2001, the Company's Board of Directors authorized the Company to purchase up to an additional 2.0 million shares of its Class A Common Stock in open market purchases. As of June 30, 2001 the Company has 2,136,600 shares remaining from its buyback authorization.


6.	Fragrance License

On March 14, 2001, the Company and LVMH Moet Hennessy Louis
Vuitton Inc. (collectively with its subsidiaries and affiliates, "LVMH") entered into a multi-brand initiative to create, distribute and market fragrance and body products worldwide. The agreement covers the trademarks Kenneth Cole New York, Reaction Kenneth Cole and Unlisted. The initial term is through December 31, 2007 with options to renew through December 2022 based on LVMH reaching certain sales thresholds. During these periods, LVMH is obligated to pay the Company a percentage of net sales based upon the terms of the agreement.


7.	New Accounting Pronouncement

In April 2001, the Financial Accounting Standards Board's
Emerging Issues Task Force
("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. The Company expects the adoption of this EITF Consensus to result in revenue and expense reclassifications and will not affect consolidated net income. The Company will adopt this EITF on the first day of the next fiscal year, January 1, 2002.

8.	Other

The Company, from time to time, is a party to litigation that arises in the normal course of its business operations. The Company presently is not a party to any such litigation that would have a material adverse effect on its business operations.


9.	Reclassifications

Certain amounts included in the 2000 financial statements have been reclassified to conform to the June 30, 2001 presentation.


Item 2. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward Looking Statements Disclosure

	The statements contained in this report which are not historical facts including, without limitation, statements that relate to future performance and/or statements regarding the Company's anticipated results or level of business for 2001 or any other future period, may be deemed to constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including, but not limited to, demand and competition for the Company's products, the ability to enter into new licensee agreements and to open new stores, dependence on certain large customers and changes in the Company's relationships with vendors and other resources. The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.



Results of Operations

The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenue for the three and six months ended June 30, 2001 and June 30, 2000.

                         Three Months Ended              Six Months Ended
                              June 30,                         June 30,
                        2001          2000              2001           2000
Net sales          82,071  93.2%  85,480  94.1%   174,137  94.0%  176,107  94.9%
Licensing revenue   5,954   6.8%   5,339   5.9%    11,078   6.0%    9,375   5.1%
Net revenue        88,025 100.0%  90,819 100.0%   185,215 100.0%  185,482 100.0%
Gross profit       40,321  45.8%  40,292  44.4%    84,077  45.4%   83,549  45.0%
Selling, general &
 administrative
 expenses          34,409  39.1%  30,152  33.2%    71,713  38.7%   61,255  33.0%
Operating income    5,912   6.7%  10,140  11.2%    12,364   6.7%   22,294  12.0%
Interest income, net  513   0.6%     545   0.6%     1,526   0.8%    1,347   0.7%
Income before
 income taxes       6,425   7.3%  10,685  11.8%    13,890   7.5%   23,641  12.7%
Income tax expense  2,442   2.8%   4,274   4.7%     5,353   2.9%    9,456   5.1%
Net income          3,983   4.5%   6,411   7.1%     8,537   4.6%   14,185   7.6%

Three Months Ended June 30, 2001 Compared to Three Months Ended June
30 ,2000

Consolidated net revenues decreased 3.1% to $88.0 million for the three months ended June 30, 2001 compared to $90.8 million for the three months ended June 30, 2000.



Wholesale net sales (excluding sales to its Consumer Direct business segment) decreased $12.0 million or 22.6% for the three months ended June 30, 2001 to $40.9 million from $52.9 million for the three months ended June 30, 2000. This decrease is attributable to a decrease in sales across all three brands, Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, primarily from the challenging macro-economic and retail environment, and from accumulating a growing proportion of core product for which sales demand lessened. In addition, the Company's decision not to participate in aggressive promotional activities that may injure its brands' sales growth in the short term.

Net sales in the Company's Consumer Direct segment increased
$8.9 million or 27.6% to $41.0 million for the three months ended June 30, 2001 compared to $32.1 million for the three months ended June 30, 2000. The increase in net sales is due to the increase in the number of stores partially offset by a comparable store sales decrease of 6.2%. Of the total net sales increase, $10.9 million was attributable to that portion of 2001 sales for stores not open for all of 2000 and new stores opened in 2001, offset by a reduction in comparable store sales of $1.8 million and the balance due to
Internet and catalog sales.   The Company believes that the
comparative store sales decrease is a result of the difficult retail environment, softening consumer confidence and shifting consumer preferences. The Company is updating its inventories and adapting its product offerings to meet the demands and needs of its customers.

Royalty revenue increased 11.5% to $6.0 million for the three months ended June 30, 2001 from $5.3 million for the three months ended June 30, 2000. The increase reflects incremental revenues from existing licensees as well as the first spring season of women's sportswear. Royalty revenue as a percentage of net revenues is 6.8% for the three months ended June 30, 2001 compared to 5.9% for the three months ended June 30, 2000.

Consolidated gross profit as a percentage of net revenue increased to 45.8% for the three months ended June 30, 2001 from 44.4% for the comparable period last year. The increase is attributable to the increase in the proportion of revenue from the Licensing/International segment, which has nominal associated cost of goods sold, and the Consumer Direct segment, which produce significantly higher gross profit percentages than the Wholesale segment. The Licensing/International segment as a percentage of net revenue increased to 7% for the three months ended June 30, 2001 compared to 6.5% for the three months ended June 30, 2000, while the Consumer Direct segment increased to 46.5% of net revenue for the three months ended June 30, 2001 compared to 35. 3% for the three months ended June 30, 2000.

Selling, general and administrative expenses, including shipping and warehousing, increased 14.1% to $34.4 million (or 39.1% of net revenues) for the three months ended June 30, 2001 from $30.2 million (or 33.2% of net revenues) for the three months ended June 30, 2000. The increase, as a percentage of net revenues, is attributable to the expansion of the Company's retail and outlet stores, which operate at a higher cost structure than its Wholesale and Licensing/International operations, an increase in real estate costs as a result of the Company's strategic expansion to flagships in certain markets, and achieving sales levels below operating plans, resulting in a reduction in the leverage over fixed operating expenses.



The Company's effective tax rate has decreased to 38.0% for the three-month period ended June 30, 2001 from 40.0% in the corresponding period in 2000. The decrease is due to the relative level of earnings in the various state and local taxing jurisdictions in which the Company conducts business.

As a result of the foregoing, operating income decreased 41.7% for the three months ended June 30, 2001 to $5.9 million (6.7% of net revenue) from $10.1 million (11.2% of net revenue) for the three months ended June 30, 2000.

	Interest income decreased to $513,000 from $545,000 in the comparable period in 2000. The decrease is primarily the result of lower average interest rates on short-term cash investments.

Six months Ended June 30, 2001 Compared to Six Months Ended June 30,
2000

	Consolidated net revenues decreased 0.1% to $185.2 million for the six months ended June 30, 2001 compared to $185.5 million for the six months ended June 30, 2000.

	Wholesale net sales (excluding sales to its Consumer Direct business segment) decreased $18.3 million or 16.0% for the six months ended June 30, 2001 to $96.0 million from $114.3 million for the six
months ended June 30, 2000.   The decrease is across all three
brands, which is partially a result of the current difficult retail environment as well as the Company's determination not to participate in aggressive promotional activities that may injure its brands. In addition, the Company believes its results were affected early in the season by unseasonable weather as some Spring inventory assortments, such as sandals, were rolled out too early. The most significant brand decrease occurred in Unlisted. The Company believes its performance will improve from Unlisted as it is transitioning the Unlisted brand by dropping the .com from its name and co-branding with Kenneth Cole.

	Net sales in the Company's Consumer Direct segment increased $16.6 million or 27.3% to $77.5 million for the six months ended June 30, 2001 compared to $60.9 million for the six months ended June 30, 2000. The improvement in net sales is due to the increase in the number of stores offset by a comparable store sales decrease of 5.8%. Of the total net sales increase, $19.8 million was attributable to that portion of 2001 sales for stores not open for all of 2000 and new stores opened in 2001, offset by a $3.1 million reduction in comparable store sales. The remaining change was a net increase in catalog and Internet sales. The Company believes that the comparative store sales decrease resulted from a difficult retail environment, softening consumer confidence and shifting consumer preferences. In an effort to overcome these challenges, the Company is analyzing its inventory and scrutinizing customer trends to improve its ability to meet the needs and demands of its customers and potential customers.

	Royalty revenue increased 18.2% to $11.1 million for the six months ended June 30, 2001 from $9.4 million for the six months ended June 30, 2000. This increase primarily reflects the incremental revenues in sales of several of the Company's existing licensees and the first Spring season of women's sportswear. Royalty revenue increased as a percentage of the net revenues to 6.0% for the six months ended June 30, 2001 compared to 5.1% for the six months ended June 30, 2000.

Consolidated gross profit as a percentage of net revenue increased to 45.4% for the six months ended June 30, 2001 from 45.0% for the comparable period last year. This increase is primarily due to the increased proportion of revenue from the Licensing/International segment, which has nominal associated cost of goods sold and produces a significantly higher gross profit percentage than both the Company's Wholesale and Consumer Direct business segments. Although Wholesale sales as a percentage of net revenue declined, net sales from the Consumer Direct segment were 41.9% of net consolidated revenue for the six months ended June 30, 2001 compared to 32.8% for the six months ended June 30, 2000.

Selling, general and administrative expenses, including shipping and warehousing, increased 17.1% to $71.7 million (or 38.7% of net revenues) for the six months ended June 30, 2001 from the $61.3 million (or 33.0% of net revenues) for the six months ended June 30, 2000. The increase, as a percentage of revenue, is attributable to the expansion of the Company's retail store operations, which operate at a higher cost structure than its Wholesale and Licensing/International operations, and a reduction in variable cost leverage over fixed operating expenses from sales below original operating targets.

Interest Income increased to $1.5 million from $1.3 million in the comparable period in 2000. The increase is the result of higher average cash balances for the six month period ended June 30, 2001, offset by declining interest rate returns on cash investments.

The Company's effective tax rate decreased to 38.5% for the six-month period ended June 30, 2001 from 40.0% in the corresponding period last year. The decrease is due to the relative level of earnings in the various state and local taxing jurisdictions to which the Company's earnings are subject.

As a result of the foregoing, operating income decreased 44.5% for the six months ended June 30, 2001 to $12.4 million (6.7% of net revenue) from $22.3 million (12.0% of net revenue) for the six months ended June 30, 2000.


Liquidity and Capital Resources

The Company uses cash from operations and borrowings under its line of credit as the primary sources of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances. At June 30, 2001 and December 31, 2000 working capital was $97.4 million and $103.8 million, respectively.

Cash used in operating activities was $7.8 million for the six months ended June 30, 2001, compared to $0.2 million provided by operating activities for the six months ended June 30, 2000. The decrease in cash flow from operations is primarily attributable to a decline in net income of $5.6 million compared to the prior period and the timing of payables.


Net cash used in investing activities decreased $4.6 million in the six months ended June 30, 2001 from $7.2 million in the comparable period last year. Capital expenditures totaled approximately $4.2 million and $7.2 million for the six months ended June 30, 2001 and 2000, respectively. Capital expenditures for new retail store openings and expansions were approximately $3.4 million and $1.2 million for the six months ended June 30, 2001 and June 30, 2000, respectively. The remaining expenditures were for corporate headquarter renovations and to further develop the Company's information systems. The decrease in net cash used in investing activities was reduced by $1.6 million of proceeds from the sale of marketable securities.

During 2000, the Company relocated its corporate headquarters to a new location in New York City. The Company completed Phase I of its renovations incurring approximately $10 million in capital expenditures and expects to incur an additional $10 million over the next two to three years upon turnover of additional space.

Net cash used in financing activities was $15.5 million for the six months ended June 30, 2001 compared to the $21.3 million in the comparable period last year. This is primarily attributable to the Company's purchase of 606,700 shares of Class A Common Stock during the six months ended June 30, 2001 at an average price of $26.31 compared to 696,250 shares of Class A Common Stock purchased during the six months ended June 30, 2000 at an average price of $32.14 under its stock repurchase program.

The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25.0 million to
finance working capital requirements.   The Company has no
outstanding advances under this line of credit. However, amounts available under the line were reduced by $2.5 million in standby letters of credit and $4.2 million in open letters of credit and acceptances at June 30, 2001.

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




Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe it has a material exposure to
market risk. The Company is primarily exposed to currency exchange-rate risks with respect to its inventory transactions denominated in Italian Lira, which has been converted to the Euro effective January 1, 1999. The Company intends to utilize the Euro in place of the Italian Lira prior to December 31, 2001. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing foreign exchange contracts. The Company does not enter
into foreign currency transactions for speculative purposes.   At
June 30, 2001, the Company had foreign exchange contracts totaling $13.5 million with an unrealized loss of $431,000. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's projected 2001 and actual 2000 net income.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.   None


Item 2.  Changes in Securities and Use of Proceeds. None


Item 3.  Defaults Upon Senior Securities. None

Item 4.  Submission of Matters to a Vote of Security Holders.

	(a) Kenneth Cole Productions, Inc. Annual Meeting of
Shareholders was held on May 24, 2001.

	(b)	Election of Directors - All nominees were elected through
proxies solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement, and each of the nominees were elected to hold office until the next Annual Meeting of Shareholders.

(c) Matters voted on at the Annual Meeting of Shareholders
included the election of 	directors, amendment to the Stock
Option Plan to increase the number of shares authorized for issuance by 800,000 and the ratification of the selection of the independent public accountants.

	The results of the election of directors were as follows:

                          FOR            AGAINST/ABSTAIN        BROKER NO VOTE
   Paul Blum          94,420,352             1,173,515                   0
   Kenneth D. Cole    94,419,328             1,174,539                   0
   Robert C. Grayson   9,694,959               467,938                   0
   Denis F. Kelly      9,695,233               467,664                   0
   Philip B. Miller   95,125,317               468,550                   0
   Stanley A. Mayer   94,420,118             1,173,749                   0

Holders of 10,162,897 shares of Class A Common Stock, and
8,543,097 shares of Class B Common Stock, constituting approximately 98.69% of the shares entitled to vote, were present in person or by proxy at the Annual
Meeting of Shareholders.  Each record holder of Class A Common
Stock is entitled to one vote per share, and each record holder of Class B Common Stock is entitled to 10 votes per share.
Holders of Class A Common Stock voted separately to elect Robert
C. Grayson and Denis Kelly.


With regard to the amendment of the Kenneth Cole 1994 Stock
Option Plan to increase the number of shares authorized, the results were as follows:

    FOR        AGAINST         ABSTAIN           BROKER NO VOTE
 89,622,438    4,161,593         8,337              1,801,499


	With regard to the ratification of the appointment of Ernst &
Young LLP as the independent 	certified public accountants, the
results were as follows:

   FOR         AGAINST         ABSTAIN           BROKER NO VOTE
95,520,661       71,469          1,827                     0



Item 5.	Other Information. None

Item 6.	Exhibits and Reports on Form 8-K.

	(a) Reports on Form 8-K: The Company did not file any reports on
Form 8-K during the three 		      months ended June 30, 2001.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Kenneth Cole Productions, Inc.
                                  Registrant




August 10, 2001                   /s/ STANLEY A. MAYER
                                  Stanley A. Mayer
                                  Executive Vice President and
                                  Chief Financial Officer