Form 10-Q
period 2001-09-30
COLE KENNETH PRODUCTIONS INC
filed 2001-11-14
CIK 921691

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              Form 10-Q

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001


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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                         November 13, 2001

Class A Common Stock ($.01 par value)             11,238,265
Class B Common Stock ($.01 par value)              8,498,097

                Kenneth Cole Productions, Inc.
                      Index to 10-Q


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2001 and
December 31, 2000.........................................................3

Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2001 and 2000.................................5

Condensed Consolidated Statement of Changes in Shareholders' Equity for the
nine-month period ended September 30, 2001................................6

Condensed Consolidated Statements of Cash Flows for the nine-month periods
Ended September 30, 2001 and 2000.........................................7

Notes to Condensed Consolidated Financial Statements......................8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......18

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................18

Item 2.  Changes in Securities and Use of Proceeds........................18

Item 3.  Defaults Upon Senior Securities..................................18

Item 4.  Submission of Matters to a Vote of Security Holders..............18

Item 5.  Other Information................................................18

Item 6.  Exhibits and Reports on Form 8-K.................................18

Signatures................................................................19

               Kenneth Cole Productions, Inc. and Subsidiaries
                   Consolidated Condensed Balance Sheets


Part I. Financial Information
Item 1.  Financial Statements

                                                  September 30,   December 31,
                                                       2001           2000
                                                     (Unaudited)
Assets
Current assets:
Cash                                               $ 35,006,000    $ 74,608,000
Due from factors                                     44,026,000      26,066,000
Accounts receivable, net                              7,037,000       9,117,000
Inventories                                          49,438,000      42,361,000
Prepaid expenses and other current assets               741,000       2,747,000
Deferred taxes                                        1,486,000       1,486,000
                                                   ------------    ------------
Total current assets                                137,734,000     156,385,000

Property and equipment - at cost, less
accumulated depreciation                             40,669,000      38,202,000

Other assets:
Deposits and deferred taxes                           8,811,000       9,073,000
Deferred compensation plan assets                    10,230,000       8,710,000
                                                   ------------    ------------
Total other assets                                   19,041,000      17,783,000
                                                   ------------    ------------
Total assets                                       $197,444,000    $212,370,000
                                                   ============    ============

     See accompanying notes to condensed consolidated financial statements.

               Kenneth Cole Productions, Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets (continued)


                                                  September 30,   December 31,
                                                       2001           2000
                                                     (Unaudited)
Liabilities and shareholders' equity


Current liabilities:
Accounts payable                                   $ 26,820,000    $ 34,688,000
Accrued expenses and other current liabilities       13,043,000      17,929,000
                                                   ------------    ------------
Total current liabilities                            39,863,000      52,617,000

Deferred compensation                                10,230,000       8,710,000
Other                                                 7,199,000       5,407,000

Commitments and contingencies

Shareholders' equity:

Class A Common Stock, par value $.01, 20,000,000
 shares authorized, 13,613,446, and 13,479,088
 issued in 2001 and 2000                                136,000         135,000
Class B Common Stock, par value $.01,
 9,000,000 shares authorized, 8,498,097
 and 8,588,097 outstanding in 2001 and 2000              85,000          86,000
Additional paid-in capital                           61,133,000      60,300,000
Accumulated other comprehensive income                  744,000         403,000
Retained earnings                                   133,882,000     119,483,000
                                                   ------------    ------------
                                                    195,980,000     180,407,000
Class A Common Stock in treasury, at cost,
 2,388,400 and 1,506,700 shares in 2001 and 2000    (55,828,000)    (34,771,000)
                                                   ------------    ------------
Total shareholders' equity                          140,152,000     145,636,000
                                                   ------------    ------------
Total liabilities and shareholders' equity         $197,444,000    $212,370,000
                                                   ============    ============

  See accompanying notes to condensed consolidated financial statements.

               Kenneth Cole Productions, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
		                    (Unaudited)

                               Three Months Ended          Nine Months Ended
                                  September 30                September 30
                                 2001       2000            2001       2000
Net sales                   $ 94,979,000 $104,609,000  $269,116,000 $280,716,000
Royalty revenues               5,916,000    6,343,000    16,994,000   15,718,000
                            ------------ ------------  ------------ ------------
Net revenue                  100,895,000  110,952,000   286,110,000  296,434,000
Cost of goods sold            56,882,000   58,182,000   158,020,000  160,115,000
                            ------------ ------------  ------------ ------------
Gross profit                  44,013,000   52,770,000   128,090,000  136,319,000

Selling, general
and administrative expenses   34,941,000   32,206,000   106,654,000   93,461,000
                            ------------ ------------  ------------ ------------
Operating income               9,072,000   20,564,000    21,436,000   42,858,000
Interest and other income, net   382,000      979,000     1,908,000    2,326,000
                            ------------ ------------  ------------ ------------
Income before provision
 for income taxes              9,454,000   21,543,000    23,344,000   45,184,000
Provision for income taxes     3,592,000    8,617,000     8,945,000   18,073,000
                            ------------ ------------  ------------ ------------
Net income                  $  5,862,000 $ 12,926,000  $ 14,399,000 $ 27,111,000
                            ============ ============  ============ ============

Earnings per share:
        Basic               $        .30 $        .63  $        .72 $       1.32
        Diluted             $        .29 $        .59  $        .69 $       1.24
Shares used to compute
 earnings per share:
        Basic                 19,840,000   20,488,000    20,092,000   20,591,000
        Diluted               20,418,000   21,902,000    20,961,000   21,936,000

     See accompanying notes to condensed consolidated financial statements.

              Kenneth Cole Productions, Inc. and Subsidiaries
      Condensed Consolidated Statement of Changes in Shareholders' Equity
                                (Unaudited)

                                 Class A                    Class B
                              Common Stock                Common Stock
                             Number                      Number
                            of shares   Amount          of shares   Amount
Shareholders' equity
 January 1, 2001            13,479,088  $ 135,000     8,588,097    $ 86,000

Transition adjustment
 forward contracts

Net income

Foreign currency
 translation adjustments

Unrealized loss on
 forward contracts

Comprehensive income

Exercise of stock options,
 including tax benefit          32,053

Issuance of Class A
 Common Stock                   12,305

Purchase of Class A
 Common Stock

Conversion of Class B
 shares to Class A shares       90,000      1,000       (90,000)     (1,000)
                            --------------------------------------------------
Shareholders' equity
 September 30, 2001         13,613,446  $ 136,000     8,498,097    $ 85,000
                            ==================================================

                                           Accumulated
                            Additional        Other
                             Paid-in      Comprehensive     Retained
                             Capital         Income         Earnings
Shareholders' equity
 January 1, 2001            $ 60,300,000  $   403,000      $ 119,483,000

Transition adjustment
 forward contracts                          1,122,000

Net income                                                    14,399,000

Foreign currency
 translation adjustments                      (28,000)

Unrealized loss on
 forward contracts                           (753,000)

Comprehensive income

Exercise of stock options,
 including tax benefit           563,000

Issuance of Class A
 Common Stock                    270,000

Purchase of Class A
 Common Stock

Conversion of Class B
 shares to Class A shares
                            --------------------------------------------------
Shareholders' equity
 September 30, 2001         $ 61,133,000  $   744,000      $ 133,882,000
                            ==================================================

                               Treasury Stock
                            Number of
                             Shares      Amount              Total

Shareholders' equity
 January 1, 2001            (1,506,700) $(34,771,000)    $145,636,000

Transition adjustment
 forward contracts                                          1,122,000

Net income                                                 14,399,000

Foreign currency
 translation adjustments                                      (28,000)

Unrealized loss on
 forward contracts                                           (753,000)
                                                         ------------
Comprehensive income                                       14,740,000

Exercise of stock options,
 including tax benefit                                        563,000

Issuance of Class A
 Common Stock                                                 270,000

Purchase of Class A
 Common Stock                 (881,700)  (21,057,000)     (21,057,000)

Conversion of Class B
 shares to Class A shares
                            --------------------------------------------
Shareholders' equity
 September 30, 2001         (2,388,400) $(55,828,000)    $140,152,000
                            ============================================

See accompanying notes to consolidated condensed financial statements

            Kenneth Cole Productions, Inc. and Subsidiaries
           Consolidated Condensed Statements of Cash Flows
                                (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                        2001      2000
Cash flows from operating activities
Net income                                           $ 14,399,000 $ 27,111,000
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
 Depreciation and amortization                          5,372,000    3,676,000
 Unrealized loss on deferred compensation               1,573,000      291,000
 Realized gain on marketable securities                  (133,000)
 Unrealized gain on marketable securities                             (244,000)
 Provision for bad debts                                  521,000      208,000
 Changes in assets and liabilities:
  Increase in due from factors                        (17,960,000) (13,364,000)
  Decrease (increase) in accounts receivable            1,559,000     (415,000)
  Increase in inventories                              (6,708,000)  (5,040,000)
  Decrease (increase) in prepaid expenses &
    other current assets                                  515,000     (469,000)
  Increase in other assets                             (2,831,000)  (2,293,000)
  (Decrease) increase in accounts payable              (7,868,000)   2,119,000
  (Decrease) increase in income taxes payable          (1,484,000)   2,322,000
  (Decrease) increase in accrued expenses
    and other current liabilities                      (3,188,000)   2,873,000
  Increase in other non-current liabilities             3,467,000    3,069,000
                                                     ------------ ------------
Net cash (used in) provided by operating activities   (12,766,000)  19,844,000

Cash flows from investing activities
Acquisition of property and equipment, net             (7,839,000) (16,421,000)
Proceeds from sale of marketable securities             1,624,000
Purchase of marketable securities                                   (1,481,000)
                                                     ------------ ------------
Net cash used in investing activities                  (6,215,000) (17,902,000)

Cash flows from financing activities
Proceeds from exercise of stock options                   337,000    1,561,000
Proceeds from issuance of common stock                    270,000       93,000
Purchase of treasury stock                            (21,057,000) (24,102,000)
Principal payments on capital lease obligations          (143,000)    (136,000)
                                                     ------------ ------------
Net cash used in financing activities                 (20,593,000) (22,584,000)
Effect of exchange rate changes on cash                   (28,000)     150,000
                                                     ------------ ------------
Net decrease in cash                                  (39,602,000) (20,492,000)
Cash, beginning of period                              74,608,000   71,415,000
                                                     ------------ ------------
Cash, end of period                                  $ 35,006,000 $ 50,923,000
                                                     ============ ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                           $     35,000 $     49,000
  Income taxes                                       $ 10,101,000 $ 15,733,000

    See accompanying notes to condensed consolidated financial statements

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

Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The consolidated balance sheet at December 31, 2000, as presented, was derived from the audited financial statements as of December 31, 2000 included in the Company's Form 10-K.

The Company's difference between basic and diluted earnings per share is the effect of stock option grants on dilutive securities.

2.  Comprehensive Income

Comprehensive income amounted to $14,740,000 and $27,261,000 for the nine-month periods ended September 30, 2001 and 2000, respectively. Comprehensive income for the three-month periods ended September 30, 2001 and 2000 amounted to $6,639,000 and $12,959,000, respectively.

3.  Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Financial
Accounting Standards Board Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement requires the Company to record all derivative instruments on the balance sheet at fair value. Derivative instruments that are not hedges must be adjusted to fair value through income. FAS 133 requires that changes in the derivative's fair value to recognize currently in earnings, unless specific hedge accounting criteria are met.
The Company routinely enters into forward exchange contracts to hedge against an increase in the cost of future inventory purchases denominated in foreign currencies, and therefore has classified these contracts as cash flow hedges. At September 30, 2001, forward exchange contracts totaling approximately $8,500,000 were outstanding with maturity dates through January 2002. At September 30, 2001 an unrealized gain of approximately $369,000 was recorded as an addition to other comprehensive income in the statement of changes in shareholders' equity and an increase to inventory on the balance sheet. The Company expects to reclassify all of the unrealized gain from other accumulated comprehensive income into earnings within the next twelve month period due to the actual execution of foreign exchange contracts to purchase merchandise. On the date of adoption of SFAS 133, January 1, 2001 the Company recorded an unrealized gain of approximately $1,122,000.

4.  Segment Information

The Company has three reportable segments: Wholesale, Consumer Direct and Licensing/International. The Company's reportable segments are business units that offer different products and services or similar products through different channels of distribution. The Wholesale segment is comprised of design, sourcing and marketing a broad range of quality footwear and handbags for wholesale distribution. The Consumer Direct segment markets the broad selection of the Company's branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, e-commerce (at website addresses www.kennethcole.com and www.reactiononline.com) and catalogs. The Licensing/International segment primarily consists of earning royalties on third party licensee sales of branded products. The Company maintains control over quality and image and allows licensees to sell primarily to the same channels of distribution as those of the Company's wholesale division. The Company earns royalties on the licensee's sales of branded product. The Company evaluates performance and allocates resources based on profit or loss from each segment. The Wholesale segment is evaluated on income from operations before income taxes. The Consumer Direct segment is evaluated on profit or loss from operations before unallocated corporate overhead and income taxes. The Licensing/International segment is evaluated based on royalties earned and pretax segment profit. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment Revenues between the Wholesale and Consumer Direct segment include a markup, which is eliminated in consolidation.

Financial information of the Company's reportable segments is as follows (in thousands):

                                            Three Months Ended
                                            September 30, 2001
                                           Consumer   Licensing/
                                 Wholesale  Direct   International   Totals
Revenues from external customers   58,242   36,609      6,044       100,895
Intersegment revenues              (7,168)                           (7,168)
Segment income (1)                  8,957     (328)     4,414        13,043
Segment assets                    138,704   58,391      2,674       199,769

                                            Three Months Ended
                                            September 30, 2000
                                           Consumer   Licensing/
                                 Wholesale  Direct   International   Totals
Revenues from external customers   70,848   33,309      6,795       110,952
Intersegment revenues              (8,759)                           (8,759)
Segment income (1)                 16,549    4,083      5,139        25,771
Segment assets                    146,535   44,681      3,221       194,437

                                            Nine Months Ended
                                            September 30, 2001
                                           Consumer   Licensing/
                                 Wholesale  Direct   International   Totals
Revenues from external customers  154,264   114,138     17,708      286,110
Intersegment revenues             (23,750)                          (23,750)
Segment income (1)                 21,826       906     12,495       35,227

                                            Nine Months Ended
                                            September 30, 2000
                                           Consumer   Licensing/
                                 Wholesale  Direct   International   Totals
Revenues from external customers  185,176   94,206      17,052      296,434
Intersegment revenues             (21,551)                          (21,551)
Segment income (1)                 31,809   13,325      11,728       56,862

(1) Before elimination of intersegment profit, unallocated corporate overhead and income taxes.

The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      2001       2000       2001      2000
Revenues
Revenues for external customers      $ 100,895 $ 110,952  $ 286,110 $ 296,434
Intersegment revenues                    7,168     8,759     23,750    21,551
Elimination of intersegment revenues    (7,168)   (8,759)   (23,750)  (21,551)
                                     --------- ---------  --------- ---------
   Total consolidated revenues       $ 100,895 $ 110,952  $ 286,110 $ 296,434
                                     ========= =========  ========= =========
Income
Total profit for reportable segments $  13,043 $  25,771  $  35,227 $  56,862
Elimination of intersegment profit and
 unallocated corporate overhead         (3,589)   (4,228)   (11,883)  (11,678)
                                     --------- ---------  --------- ---------
   Total income before income taxes  $   9,454 $  21,543  $  23,344 $  45,184
                                     ========= =========  ========= =========
Assets
Total assets for reportable segments $ 199,769 $ 194,437
Elimination of inventory
 profit in consolidation                (2,325)   (2,518)
                                     --------- ---------
   Total consolidated assets         $ 197,444 $ 191,919
                                     ========= =========

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.  Common Stock Repurchase

	On February 21, 2001 the Company's Board of Directors authorized the Company to purchase up to an additional 2.0 million shares of its Class A Common Stock in open market purchases. As of September 30,
2001 the Company has 1,861,600 shares remaining from its buyback authorization.

6.  New Licensing Agreements

Fragrance:

	On March 14, 2001, the Company and American Luxury Brands LLC, a wholly owned subsidiary of LVMH Moet Hennessey Louis Vuitton, Inc. (collectively with its subsidiaries and affiliates, "LVMH") entered into a multi-brand initiative to create distribute and market fragrance and body products worldwide. The agreement covers the trademarks Kenneth Cole New York, Reaction Kenneth Cole, and
Unlisted.  The initial term is through December 31, 2007 with options to renew through December 2022 based on LVMH reaching certain sales
thresholds during these periods.   LVMH is obligated to pay the
Company a percentage of net sales based upon the terms of the agreement.

Children's Apparel:

	On May 4, 2001, the Company signed an agreement with Wear Me Apparel Corporation, doing business as Kids Headquarters, to produce boys' and girls' sportswear under the Reaction Kenneth Cole trademark. The initial term of the agreement is through December 31, 2004 with options to renew through December 31, 2007 based upon
certain sales thresholds being met.   The Company receives a
percentage of net sales from Kids Headquarters. The initial launch is expected during calendar 2002.

7.  New Accounting Pronouncements

	In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. The Company expects the adoption of this EITF Consensus to only impact revenue and expense classifications and not change reported net income. The Company will adopt this EITF on January 1, 2002.

	In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with these Statements. Other intangible assets will continue to be amortized over their useful lives. The Company expects the adoption of these new pronouncements will not have a material impact on net income. The Company will begin applying these pronouncements on January 1, 2002.

8.  Other

	The Company from time to time is a party to litigation that arises in the normal course of its business operations. The Company presently is not a party to any such litigation that would have a material adverse effect on its business operations.

9.  Reclassification

	Certain amounts included in the 2000 financial statements have been reclassified to conform to the September 30, 2001 presentation.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

	The statements contained in this report which are not historical facts including, without limitation, statements that relate to future performance and/or statements regarding the Company's anticipated results or level of business for 2001 or any other future period, may be deemed to constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including, but not limited to, demand and competition for the Company's products, the ability to enter into new licensee agreements and to open new stores, dependence on certain large customers and changes in the Company's relationships with vendors and other resources. The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company's reports and registration statements filed with the Securities And Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, or otherwise.


Results of Operations

The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenue for the three and nine months ended
September 30, 2001 and September 30, 2000.

                          Three Months Ended           Nine Months Ended
                            September 30,                 September 30,
                        2001          2000            2001           2000
Net Sales        $ 94,979  94.1% $104,609  94.3% $269,116  94.1% $280,716  94.7%
Licensing revenue   5,916   5.9     6,343   5.7    16,994   5.9    15,718   5.3
Net revenue       100,895 100.0   110,952 100.0   286,110 100.0   296,434 100.0
Gross profit       44,013  43.6    52,770  47.6   128,090  44.8   136,319  46.0
Selling, general
 & administrative
 expenses          34,941  34.6    32,206  29.0   106,654  37.3    93,461  31.5
Operating income    9,072   9.0    20,564  18.6    21,436   7.5    42,858  14.5
Interest and
 other income, net    382   0.4       979   0.9     1,908   0.7     2,326   0.7
Income before
 income taxes       9,454   9.4    21,543  19.5    23,344   8.2    45,184  15.2
Income tax expense  3,592   3.6     8,617   7.8     8,945   3.1    18,073   6.1
Net income          5,862   5.8    12,926  11.7    14,399   5.1    27,111   9.1

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

NET REVENUES. Consolidated net revenues decreased 9.1% to $100.9 million for the three months ended September 30, 2001 compared to $111.0 million for the three months ended September 30, 2000. The tragic events of September 11, 2001 further aggravated the already deteriorating retail environment in which the Company's sales were trending downward. The subsequent economic uncertainty and weakened consumer confidence resulted in sales through the Company's retail stores during the month of September to fall well below plans, with comparable store sales down approximately 32% for the last three weeks of the month. Prior to September 11, 2001 comparable store sales had been running down approximately 9%. The Company believes its tiered brand dual gender structure through multiple channels of distribution generally mitigates weakness in any given distribution channel or product classification, it believes the recent events will result in an ongoing uncertain retail economic climate. While the Company is aware that it needs to strengthen its product offerings, it expects to operate successfully in this changed environment with the view that market conditions for its own stores and for the department store channel will be challenging through most of next year. The Company's long-term strategy of growth and diversification has not changed and it has intensified its cost-reduction program.

NET SALES. Wholesale net sales (excluding sales to its Consumer Direct business segment) decreased $12.6 million or 17.8% for the three months ended September 30, 2001 to $58.2 million from $70.8 million for the three months ended September 30, 2000. This decrease is primarily attributable to a decrease in sales across all three brands, Kenneth Cole New York, Reaction Kenneth Cole and Unlisted with men's' footwear facing a particularly challenging quarter. The Company had positive wholesale growth in Reaction Kenneth Cole women's footwear. Collapsing consumer confidence coupled with having too much men's core product as a percentage of total product led to lessening consumer demand. Further, the Company's decision not to participate in aggressive promotional activities in order to maintain the integrity of its brands resulted in constraints on distribution placing additional downward pressure on short-term volume.

Net sales in the Company's Consumer Direct segment increased
$3.3 million or 9.9% to $36.6 million for the three months ended September 30, 2001 compared to $33.3 million for the three months ended September 30, 2000. The improvement in net sales is due to the increase in the number of stores offset by a comparable sales decrease of 15.1%, much of which was attributable to the weeks following September 11, 2001 as discussed above. Of the total net sales increase, $8.3 million was attributable to that portion of 2001 sales for stores not open for all of 2000 and new stores opened in 2001, offset by a reduction in comparable store sales of $4.3 million with the remaining amounts from Internet/Catalog sales. The Consumer Direct segment revenue as a percentage of net revenue increased to 36.3% for the three months ended September 30, 2001 compared to 30.0% for the three months ended September 30, 2000.

LICENSING REVENUES.  Royalty revenues decreased 6.7% to $5.9 million for the three months ended September 30, 2001 from $6.3 million for the three months ended September 30, 2000. The decrease reflects lower sales throughout many product categories offset by increases in men's and women's outerwear and eyewear. Royalty revenues as a percentage of net revenues is 5.9% for the three months ended September 30, 2001 compared to 5.7% for the three months ended September 30, 2000.


GROSS PROFIT. Consolidated gross profit as a percentage of net revenue decreased to 43.6% for the three months ended September 30, 2001 from 47.6% for the comparable period last year. The decrease is primarily attributable to the Consumer Direct gross margins decreasing as a result of higher markdowns at the Company owned stores necessitated by the challenging economic conditions. This decrease in gross margin is partially offset by the increase in Consumer Direct sales as a percentage of consolidated sales since the Consumer Direct segment operates at a higher margin structure than the wholesale segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including shipping and warehousing, increased 8.5% to $34.9 million (or 34.6% of net revenue) for the three months ended September 30, 2001 from $32.2 million (or 29.0% of net revenue) for the three months ended September 30, 2000. The increase as a percentage of net revenues is primarily due to the Company achieving sales levels well below operating plans, resulting in a reduction in the leverage over fixed operating expenses. The increase is further attributable to the expansion of the Company's retail and outlet stores, which operate at a higher cost structure than its Wholesale and Licensing/International segments and increases in real estate costs as a result of the Company's strategic expansion to larger format stores in certain markets. In response to the current economic environment the Company expanded its ongoing cost-reduction program. As part of this comprehensive program, the Company will continue to evaluate consolidating responsibilities and reorganizing certain administrative functions to enable the company to take advantage of potential synergies. The Company recently eliminated approximately 10% of its corporate staff.

	OPERATING INCOME. As a result of the foregoing, operating income decreased 55.9% for the three months ended September 30, 2001 to $9.1 million (9.0% of net revenue) from $20.6 million (18.6% of net revenue) for the three months ended September 30, 2000.

INTEREST AND OTHER INCOME. Interest and other income decreased to $382,000 from $979,000 in the comparable period in 2000. The decrease is the result of lower average cash balances and declines in short-term interest rates.

	INCOME TAXES. The Company's effective tax rate has decreased to 38.0% for the three-month period ended September 30, 2001 from 40.0% in the corresponding period in 2000. The decrease is due to the relative level of earnings in the various state and local taxing jurisdictions in which the Company conducts business.

Nine months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

	NET REVENUES. Consolidated net revenues decreased 3.5% to $286.1 million for the nine months ended September 30, 2001 compared to $296.4 million for the nine months ended September 30, 2000.

	NET SALES. Wholesale net sales (excluding sales to its Consumer Direct business segment) decreased $30.9 million or 16.7% for the nine months ended September 30, 2001 to $154.3 million from $185.2 million for the nine months ended September 30, 2000. The decrease is attributable to sales decreases across all three brands, primarily resulting from a difficult retail environment, too much core product as a percentage of total product, and the Company's determination not to participate in aggressive promotional activities that may be injurious to the longevity of its brands for the benefit of increased sales. The most significant brand decrease occurred in Unlisted.
The Company believes its performance will improve as it is
transitioning the Unlisted brand by updating the product line and dropping the .com from its name and co-branding with a Kenneth Cole Production. Net sales in the Company's Consumer Direct segment increased $19.9 million or 21.2% to $114.1 million for the nine months ended September 30, 2001 compared to $94.2 million for the nine months ended September 30, 2000.  Of the total net sales increase, $28.1 million was attributable to that portion of 2001 sales for stores not open for all of 2000 and new stores opened in
2001, offset by a $7.4 million reduction in comparable store sales, with the remaining change from Internet/Catalog sales. The Company opened 5 stores during the nine months ended September 30, 2001 of
which 2 are full price and 3 are outlets.   Net revenues from the
Consumer Direct segment were 39.9% of net consolidated revenue for the nine months ended September 30, 2001 compared to 31.8% for the nine months ended September 30, 2000.


	GROSS PROFIT. Consolidated gross profit as a percentage of net revenues decreased to 44.8% for the nine months ended September 30, 2000 from 46.0% for the comparable period last year. The decrease in gross profit is primarily attributable to decreased gross margins in the Consumer Direct segment as a result of higher markdowns at the Company owned stores necessitated by the challenging economic conditions. Although the Consumer Direct segment produces a significantly higher gross profit percentage than the Company's other two segments, gross profit has diminished as a result of markdowns at retail to compete in the difficult economic environment.

LICENSING REVENUES.  Royalty revenues increased 8.1% to $17.0 million for the nine months ended September 30, 2001 from $15.7 million for the nine months ended September 30, 2000. The increase primarily reflects the incremental revenues in sales of several of the Company's existing licensees and the first spring season of women's sportswear through the first two quarters of calendar 2001 offset by diminished sales across all brands and most product categories during the third quarter from the challenging retail and economic environment. Royalty revenues as a percentage of the net revenues is 5.9% of the nine months ended September 30, 2001 compared to 5.3% for the nine months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including shipping and warehousing, increased 14.1% to $106.7 million (or 37.3% of net revenue) for the nine months ended September 30, 2001 from the $93.5 million (or 31.5% of net revenue) for the nine months ended September 30, 2000. The increase as a percentage of revenues is attributable to the expansion of the Company's retail and outlet stores, which operate at a higher cost structure than its Wholesale and Licensing/International segments, and a reduction in variable cost leverage over fixed operating expenses from sales below original operating targets.

OPERATING INCOME. As a result of the foregoing, operating income decreased 50.0% for the nine months ended September 30, 2001 to $21.4 million (7.5% of net revenue) from $42.9 million (14.5% of net revenue) for the nine months ended September 30, 2000.

INTEREST AND OTHER INCOME. Interest and other income decreased to $1,908,000 from $2,326,000 in the comparable period in 2000. The decrease is the result of lower average cash balances and declining interest rates on short-term investments during the current calendar year.

INCOME TAXES. The Company's effective tax rate decreased to 38.3% for the nine-month period ended September 30, 2001 from 40.0% in the corresponding period last year. The decrease is due to the relative level of earnings in the various state and local taxing jurisdictions in which the Company conducts business.

Liquidity and Capital Resources

The Company uses cash from operations as the primary sources of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances. At September 30, 2001 and December 31, 2000, working capital was $97.9 million and $103.8 million, respectively.

Cash used in operating activities was $12.8 million for the nine months ended September 30, 2001 compared to $19.8 million provided by operating activities for the nine months ended September 30, 2000. The decrease in cash flow from operations is primarily attributable to a decline in net income of $12.7 million compared to the prior period and the timing of payables and receivables.

Net cash used in investing activities decreased $11.7 million in the nine months ended September 30, 2001 from $17.9 million in the comparable period last year. Capital expenditures totaled approximately $7.8 million and $16.4 million for the nine months ended September 30, 2001 and 2000 respectively. Capital expenditures for new retail store openings and expansions were approximately $5.9 million and $5.6 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. The remaining expenditures were for corporate headquarter renovations and to further develop the Company's information systems. The decrease in net cash used in investing activities was reduced by $1.6 million of proceeds from the sale of marketable securities.

During 2000, the Company relocated its corporate headquarters to a new location in New York City. The Company completed Phase I of its renovations and began Phase II, incurring approximately $11 million in capital expenditures and expects to incur an additional $9 million over the next two to three years upon turnover of additional space.

Net cash used in financing activities was $20.6 million for the nine months ended September 30, 2001 compared to the $22.6 million in the comparable period last year. This is primarily attributable to the Company's purchase of 881,700 shares of Class A Common Stock during the nine months ended September 30, 2001 at an average price of $23.88 compared to 746,250 shares of Class A Common Stock purchased during the nine months ended September 30, 2000 at an average price of $32.30 under its stock repurchase program.

The Company has a line of credit, which allows for borrowing and letters of credit up to a maximum of $25.0 million to finance working capital requirements. The Company has no outstanding advances under this line of credit. However, amounts available under the line were reduced by $2.5 million in standby letters of credit and $0.8 million in open letters of credit at September 30, 2001.

The Company believes that it will be able to satisfy its cash requirements for the next year, including requirements for its retail expansion, new corporate office space and information systems improvements, primarily with cash flow from operations, current cash levels, and, if necessary, with borrowings under its line of credit.

Seasonality of Business

The Company's business is affected by seasonal trends, with higher levels of wholesale sales in its first and third quarters and higher retail sales in its fourth quarter. These trends result primarily from the timing of seasonal wholesale shipments to retail customers and key vacation travel and holiday shopping periods in the retail segments. As a result of the growth in the Company's retail operations and royalty revenues, historical quarterly operating trends and working capital requirements may not accurately reflect future performances. In addition, fluctuations in sales, royalty revenues and operating income in any fiscal quarter may be affected by the timing of seasonal wholesale shipments and other events affecting retail.

The foregoing commentary should be considered to fall within the coverage of the "Safe Harbor Statement" under the Private Securities Litigation reform Act of 1995 included in this report.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe it has a material exposure to market risk. The Company is primarily exposed to currency exchange-rate risks with respect to its inventory transactions denominated in Italian Lira, which has been converted to the Euro effective January 1, 1999. The Company has been utilizing the Euro in place of the Italian Lira prior to December 31, 2001. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing foreign exchange contracts. The Company does not enter into foreign currency transactions for speculative purposes. At September 30, 2001 the Company had foreign exchange contracts totaling $8.5 million with an unrealized gain of $369,000. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels, a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's projected 2001 and actual 2000 net income.



Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.  None


Item 2.   Changes in Securities and Use of Proceeds.  None

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

   (a) Exhibits:

Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Kenneth Cole Productions, Inc.
                                               Registrant




November 13, 2001                         /s/ STANLEY A. MAYER
                                          Stanley A. Mayer
                                          Executive Vice President and
                                          Chief Financial Officer