Form 10-K
period 2001-12-31
COLE KENNETH PRODUCTIONS INC
filed 2002-03-29
CIK 921691

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001      Commission File No. 1-13082


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

    Aggregate market value of the voting stock held by nonaffiliates of the registrant as of the close of business on March 27, 2002: $ 188,959,933

    Number of shares of Class A Common Stock, $.01 par value,
outstanding as of the close of business on
March 27, 2002:  11,186,938

    Number of shares of Class B Common Stock, $.01 par value,
outstanding as of the close of business on
March 27, 2002:  8,456,097

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of Form 10-K is incorporated herein by reference to the Registrant's definitive proxy statement to be mailed to the shareholders of the Registrant by April 29, 2002.

                        Kenneth Cole Productions, Inc.
                             TABLE OF CONTENTS

                                                                          Page
                                  PART I

Item 1    Business                                                         3

Item 2    Properties                                                       16

Item 3    Legal Proceedings                                                16

Item 4    Submission of Matters to a Vote of Security Holders              16

                                  PART ll

Item 5    Market for Registrant's Common Equity and Related Shareholder
          Matters                                                          17

Item 6    Selected Financial Data                                          18

Item 7    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            19

Item 7A   Quantitative and Qualitative Disclosures about Market Risk       24

Item 8    Financial Statements and Supplementary Data                      24

Item 9    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                             24

                                  PART lll

Item 10   Directors and Executive Officers of the Registrant               25

Item 11   Executive Compensation                                           25

Item 12   Security Ownership of Certain Beneficial Owners and Management   25

Item 13   Certain Relationships and Related Transactions                   25

                                  PART lV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K  26

Item 1.	Business

Important Factors Relating to Forward Looking Statements

	The Private Securities Litigation Reform Act of 1995 (the "Act") and Section 21E of the Securities Exchange Act of 1934 provides a safe harbor for forward-looking statements made by or on behalf of Kenneth Cole Productions, Inc. (the "Company"). The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's shareholders. Forward-looking statements generally refer to future plans and performance and are identified by the words "believe," "expect," "anticipate," "plan," "intend," "will," or similar expressions. All statements that express expectations and projections with respect to future matters, including, but not limited to, the launching or prospective development of new business initiatives, future licensee sales growth, store expansion and openings, and the introduction of the Euro are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance and are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect actual results may vary materially from those anticipated, estimated or projected.

There can be no assurance that management's expectations will necessarily come to pass. A number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include, but are not limited to, changes in the domestic and economic conditions or in political, economic or other conditions affecting foreign operations and sourcing demand and competition for the Company's products, changes in consumer preferences on fashion trends, delays in anticipated store openings and changes in the Company's relationship with its suppliers and other resources. This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, readers of this Annual Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise.

General

	Kenneth Cole Productions, Inc. incorporated in September 1982, designs, sources and markets a broad range of fashion footwear and handbags, and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Reaction Kenneth Cole and Unlisted brand names. The Company's products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole. These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends. The combination of basics and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

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

	The popularity of the Kenneth Cole brand names among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements selectively. The Company, through licensing agreements, offers a lifestyle collection of men's product categories including tailored clothing, dress shirts, sportswear, neckwear, briefcases, portfolios, jewelry, belts, leather and fabric outerwear, sunglasses, optical eyewear, watches, luggage, hosiery, and small leather goods. During the Fall 2000 season, the Company began selling Kenneth Cole New York women's sportswear and presented its first collection under the Reaction Kenneth Cole brand for the Spring 2001 season. Other women's product categories currently being sold pursuant to license agreements include small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, optical eyewear, watches, jewelry and luggage. Product categories planned for launch during 2002 include men's and women's fragrances and Reaction Kenneth Cole children's apparel, further broadening the Kenneth Cole lifestyle collection.

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

	Wholesale. By strengthening and streamlining its department store distribution channels, the Company continues to reinforce the segmentation of its three brands at wholesale, promoting even greater growth capability for each in the future. This approach will facilitate the broadening of product offerings, attract new customers and further enable the Company to address a wider variety of customers' needs, both domestically and internationally. By combining retail and wholesale merchandising functions, the Company is in a better position to respond quickly to market changes, thereby enabling each wholesale division to deliver appropriate fashions in a more timely and effective manner. This approach has been effective in maintaining the strength of the women's Kenneth Cole New York and Reaction
Kenneth Cole branded footwear business' in a difficult and challenging environment.

	Consumer Direct. The Company's Consumer Direct segment, which operates full price retail and outlet stores, as well as catalogs and e-commerce websites, affords significant growth potential while simultaneously complementing the existing Wholesale and Licensing businesses. The Company believes that the sale of footwear, handbags and licensed products through its consumer direct channels of distribution increases consumer awareness of the Company's brands, reinforces the Company's image and builds brand equity. Wholesale customers in cities with a Kenneth Cole retail presence have consistently performed better then wholesale customers in cities without a Kenneth Cole retail presence.

	The Company continues to pursue opportunities to expand its retail store operations. As of December 31, 2001, the Company operated 77 specialty retail and outlet stores as compared with 69 stores as of December 31, 2000. The Company plans to open or expand approximately 6 to 12 stores in 2002, expanding retail square footage by approximately 15%. This anticipated expansion includes outlet stores, which provide opportunities for the Company to sell excess and out-of-season merchandise, thereby reducing the need to sell such merchandise through its regular off-price channels of distribution or to discounters at low prices. To accommodate the Company's diversity of product offerings, larger format stores were opened during 1999 and 2000. The Company believes that these larger format stores will generate increased sales and profitability as this new retail model allows for a true-cross section of both Company and licensee products, enabling the Company to present the broad lifestyle offering that consumers want to see. In addition, the Company expects to realize certain economies in several selling and administrative expense areas.

	The Company continues to invest in the enhancement, visual presentation and development of its websites to capitalize on the growth of the Internet and emerging technologies. The Company believes that e-commerce will be a meaningful contributor in the Company's future, both as a source of consumer information and as a generator of new revenue. Among other things, the websites are designed to create additional revenues through a new distribution channel, build brand equity, fortify image, increase consumer awareness, improve customer service, provide entertainment and promote supporting causes the Company believes are important to its customers. The Company has strengths in its existing capabilities in customer service, including multiple toll-free telemarketing lines, merchandising, catalog, fulfillment and e-commerce. Accordingly, the Company believes it has a strategic advantage over companies that are just beginning to develop an on-line commerce presence.

	In addition to seasonal image campaigns via traditional advertising media, the Internet has enabled the Company to communicate directly with its customers and have its customers communicate directly with the Company. The Company's use of its websites to capture and process this relevant market data on its consumers base provides a greater understanding of its customers and market trends. The Company believes this dynamic relationship is invaluable for building customer loyalty. Further, the Company's internet presence through multiple websites has enabled the creation of a substantial e-mail database by which the Company's marketing and customer service departments regularly interact with its existing and new consumers on-line.

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

	The Company chooses its licensing partners with care, considering many factors, including the strength of their sourcing and distribution abilities, thereby attempting to maintain the same value and style that Kenneth Cole customers have come to expect. Through its licensing agreements with Liz Claiborne, Inc., the Company launched Kenneth Cole women's sportswear during Fall 2000 and followed with the launch of Reaction Kenneth Cole in Spring 2001. The Company believes that women's apparel will further define and enhance the Company's brands, improving its ability to deliver exactly what the Company's customers seek. The Company has also entered into an agreement to produce fragrances worldwide with a division of LVMH Mo?t Hennessy Louis Vuitton that it believes will bring greater consumer acceptance to its brands both domestically and internationally. The Company believes LVMH's global marketing strength is a strategic extension of the Company's ability to increase brand awareness through licensing partnerships. The first product launch is planned for the Holiday 2002 season. In addition, the Company entered into an agreement to distribute most product classifications of Kenneth Cole New York and Reaction Kenneth Cole products throughout certain jurisdictions in the Caribbean and Latin America. The Company believes its continued efforts to expand product classification, diversify brand awareness and enter and expand markets through strategic licensing relationships is essential to the growth of the Company domestically and abroad as a lifestyle branded franchise. In addition, the Company executed an agreement during 2001 to produce children's apparel under the Reaction Kenneth Cole brand.

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

	Kenneth Cole New York

	Kenneth Cole New York products are generally designed for the fashion conscious consumer and reflect the relaxed urban sophistication that is the hallmark of the Kenneth Cole New York image. The distinctive hip styling of this line has established Kenneth Cole as a fashion authority for sophisticated men and women who are seeking a value alternative to other designer brands. As a result of strong brand recognition and a reputation for style, quality and value, the Company believes that Kenneth
Cole New York has become a core resource for better department and specialty stores, continuing to provide significant growth opportunities. The product offering has evolved from a very trendy line into one with broad appeal, including both fashion forward styling and core basics. The Company continues to leverage the strength of the name through brand extensions (e.g., Kenneth Cole Collection), in-store shops and the licensing of many new product categories.

	Kenneth Cole New York men's footwear, primarily manufactured in Italy, is designed as contemporary, comfortable fashion footwear and is sold to the bridge-designer market at retail price points ranging from approximately $130 to $225. As versatile as it is sophisticated, Kenneth Cole New York men's footwear may be worn to work, for special occasions or on weekends with casual clothes.

	Kenneth Cole New York women's footwear, primarily manufactured in Italy, includes sophisticated and elegant dress, casual and special occasion (e.g., bridal) footwear that is sold to the bridge-designer market at retail price points ranging from approximately $100 to $225. Women's footwear is generally constructed with leather soles and linings and fabric uppers.

	Kenneth Cole New York handbags are sleek designer bags offered at affordable prices, generally made of quality leathers and sold to the bridge-designer market at retail price points ranging from approximately $90 to $195. Certain updated styles offer the customer high fashion day bags, while evening bags make sophisticated statements in satins and updated silhouettes.

   	Reaction Kenneth Cole

	Reaction Kenneth Cole consists of a variety of product classifications which address the growing trend toward flexible lifestyle dressing. Originally introduced as a comfort-oriented casual line, Reaction Kenneth Cole now includes more dressy styles. Reaction Kenneth Cole women's footwear is designed for the workplace as well as outside the office, with an emphasis on comfort, versatility, contemporary styling and value. It is targeted to compete in the largest single category of footwear sold in department stores, women's "better", and the majority of the line retails approximately in the $70 to $100 price range. Reaction Kenneth Cole men's footwear combines fashionable and versatile styling with affordable pricing and is positioned in the fastest growing classification in the men's market as consumer preferences lean away from athletic constructed footwear toward regular constructed footwear. This line retails approximately in the $90 to $140 price range.

	Reaction Kenneth Cole handbags are designed to be multifunctional with a contemporary look and are primarily made of non-leather technical fabrications, such as nylon, microfiber and canvas. Reaction Kenneth Cole handbags, including Sideswipe, Top of the Line and the Reversible collections, are one of the fastest growing product classifications and have been created to meet the varying needs of the Company's customers. This line generally retails at price points ranging from approximately $30 to $80.

	Reaction Kenneth Cole children's footwear, primarily manufactured in Brazil and China, includes dress and casual footwear sold at price points ranging from $35 to $50 and is targeted to boys and girls ages 6 to 12 who the Company believes are making more of their own fashion choices than ever before. The Company believes that the expansion into children's footwear is a natural extension of its footwear business and that its use of styles based upon successful performers in its existing men's and women's styles, greatly enhances the likelihood of product performance. The success of children's footwear has led the Company to introduce Reaction Kenneth Cole toddler footwear which has retail price points around $45. This addition is expected to further penetrate the children's marketplace and enhance the lifestyle component of Kenneth Cole.

	Unlisted

	Unlisted products are designed and targeted to the younger, trendier consumer market, the country's largest consumer base of fashion merchandise. The Unlisted brand was developed to expand the Company's sales into a younger, more moderately priced business and includes men's and women's casual and dress shoes per season accompanied by a selection of handbag styles.

	Unlisted footwear provides the junior consumer with a wide selection of footwear with contemporary styling and quality at affordable prices. Unlisted women's footwear includes not only fashion styles, but also evening styles, basic pumps and loafers that generally retail at price points ranging from $35 to $75 with approximately 60 styles per season. During 1999, the Company launched Unlisted men's footwear and is exploring distribution channels and licensing agreements to expand this brand further. The line includes casual and evening assortments with a variety of fashion styles to compliment the selection of approximately 50 styles per season. The Unlisted men's footwear is expected to appeal to a broader young men's market with shoes that range at retail price points from $50 to $90.

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





Business Segments

	The Company primarily distributes its products through Wholesale and its own Consumer Direct distribution channels. During the periods presented below, the percentage of net revenues contributed by the Company's business segments were as follows:

                                        Year Ended
                                       December 31,
                                   2001    2000    1999
Wholesale                           51%     58%     60%
Consumer Direct                     43      36      35
Licensing/International              6       6       5
                                   --------------------
Total                              100%    100%    100%

Wholesale Operations

	The Company strives to provide affordable fashion footwear, handbags and accessories with consistent marketing and management support to its wholesale customers. The Company provides this support by producing strong image driven advertising, offering creative quality products and maintaining adequate inventory levels of new products as well as products included in the Company's open stock program. The Company employs a sales force as well as corporate account specialists to sell its products and to manage its relationships with its wholesale customers, including analyzing and monitoring their selling information.
The Company has increased the size of its corporate account specialist's staff during 2001 and anticipates continued build up in 2002, as it believes its investment in account specialists is essential to the maintenance and growth of its wholesale businesses.

	The Company's products are distributed to more than 1,600 wholesale accounts for sale in more than 4,100 store locations in the United States. The Company markets its branded products to major department stores and chains, such as the department store divisions of Target Corporation, Dillard Department Stores, Inc., Federated Department Stores (including Macy's, Bloomingdales, and Burdines), and upscale specialty retailers, including Saks Fifth Avenue and Nordstrom, Inc. In addition, the Company sells out-of-season branded products and overruns through the Company's outlet stores and to off-price retailers. The Company also sells its products, directly or through distributors, to customers in various international markets including Canada, Mexico, Hong Kong, Taiwan, the Philippines, Singapore, Latin and parts of South America, and the Caribbean.

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

Consumer Direct Operations

Retail Operations

The Company continues to pursue opportunities to enhance and expand its retail operations. At December 31, 2001, the Company operated 47 specialty retail stores and 29 outlet stores under the Kenneth Cole New York name, and one specialty retail store under the Reaction name.

	The Company's specialty retail stores develop consumer recognition of its brand names, provide a showcase for Kenneth Cole branded products marketed by the Company and its licensees and enhance the Company's overall profitability. The Company believes that these stores complement its wholesale business by building brand awareness. In addition, Kenneth Cole retail stores enable the Company to reach consumers who prefer the environment of a specialty store. In addition to its Kenneth Cole stores and the success of Reaction at wholesale, the Company opened its first Reaction stand-alone store in New York City during the second half of 2001 to further enhance its growth opportunities. Approximately 25% to 30% of the Company's retail store products are sourced exclusively for such stores to differentiate the product mix of its stores from that of its wholesale customers. The Company opened three retail stores in 2001, and plans to open or expand three to four new stores in 2002.

	At December 31, 2001, the Company operated 29 outlet stores. The Company's outlet stores enable it to sell a portion of its excess wholesale, retail and catalog inventory in a manner that it believes does not have an adverse impact on its wholesale customers and the Company's retail operations. The Company generally does not make a style available in its outlet stores or to off-price retailers until wholesale customers have taken their first markdown on that style. The Company anticipates that it will require additional outlet stores as higher levels of sales are achieved and additional retail stores are opened. The
Company opened five outlet stores and plans to open or expand six stores in 2002.

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

       Catalog, Website and Customer Service

	The Company produces consumer catalogs that feature a variety of Kenneth Cole New York and Reaction Kenneth Cole branded products. Catalog order-taking and fulfillment for accessories and apparel are performed in the Company's distribution center in New Jersey. In-house fulfillment has enabled the Company to react quicker to consumer demand, improve distribution response and manage its inventory.

	The Company maintains websites to provide information regarding the Company and its products, as well as to conduct e-commerce business. In 2000, the Company improved its e-commerce sites Kennethcole.com, Reactiononline.com, and Unlisted.com, a marketing site without e-commerce, targeting younger Generation Y (ages 12 to 24) consumers. The Company plans to continue to invest in the internet and emerging technologies and believes that based on its existing merchandising, fulfillment and marketing capabilities, it is well positioned to deliver an on-line commerce solution with nonpareil customer service. The Company also maintains two toll-free telephone numbers (1-800-KEN-COLE and 1-800-UNLISTED) which provide customer service and answer product-related questions.


Licensing/International

	Licensing

	The Company views its licensing agreements as a vehicle to serve its customers better by extending its product offerings thereby allowing more of its consumers to meet their fashion accessory needs without compromising on price, value or style.
The Company considers entering into licensing, and distribution agreements with respect to certain products if such agreements provide more effective sourcing, marketing and distribution of such products than could be achieved internally. The Company continues to pursue opportunities in new product categories that it believes to be complementary to its existing product lines.

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

	The Company continues to capture significant shelf space in better department stores for its men's apparel collection as it further rolls out tailored clothing, men's sportswear and dress shirts. This is an important step in further defining Kenneth
Cole as a premier lifestyle brand as its distinctive image is consistently developed across an expanding number of products, brands and markets. Through its licensing agreement with Liz Claiborne, Inc., the Company launched Kenneth Cole women's sportswear during Fall 2000 and followed with the launch of Reaction Kenneth Cole in Spring 2001. During 2001, the Company further expanded its product classifications to include children's apparel, which is expected to launch during Fall 2002. The Company believes the addition of womenswear and children's apparel will further define and differentiate its brands, enabling the Company to better meet its customers' needs and lifestyle.

The following table summarizes the Company's licensed product categories:


                            Kenneth Cole     Reaction
Product Category              New York     Kenneth Cole    Unlisted

Men's Tailored Clothing            X            X
Men's Sportswear                   X            X
Men's Neckwear                     X            X
Men's Dress Shirts                 X            X
Men's Leather & Fabric Outerwear   X            X
Men's Small Leather Goods          X            X             X
Women's Sportswear                 X            X             X
Women's Small Leather Goods        X            X             X
Women's Leather & Fabric Outerwear X            X
Women's Scarves & Wraps            X            X
Women's Jewelry                    X            X
Men's/Women's Hosiery              X            X
Men's/Women's Belts                X            X
Men's/Women's Watches              X            X
Men's/Women's Optical Frames       X            X
Men's/Women's Luggage/Briefcases   X            X
Men's/Women's Sunglasses           X            X             X
Men's/Women's Fragrances           X            X             X
Children's Apparel                              X
Boy's Leather & Fabric Outerwear                X



	All of the Company's licensees are required to contribute to the Company a percentage of their net sales of licensed products, subject to minimum amounts, for the ongoing marketing of the Kenneth Cole brands.

	International

	The Company sells its products through distributors and licensees to wholesale customers and direct retailers in markets including Canada, Mexico, Venezuela, Ecuador, Costa Rica, Peru, Panama, Aruba, Bahamas, Curacao, Colombia, Dominican Republic, El Salvador, Guatemala, Haiti, Honduras, Jamaica, St. Croix, Hong Kong, Japan, Taiwan, the Philippines and Singapore. The Company plans to continue to expand its international licensing programs and presence as a means of developing a truly global brand.

	The Company has licensing agreements presently with Dickson Concepts, Ltd. ("Dickson") to retail Kenneth Cole New York and Reaction Kenneth Cole branded products through established freestanding stores in Hong Kong, Taiwan and Singapore. Dickson presently operates six freestanding stores in these countries as well as several shop-in-shops. Each store carries a selection of merchandise, which is also available in the Kenneth Cole domestic retail stores. In Fall 2001, Dickson opened a new store in Taiwan. The Company is anticipating the opening of additional stores in Hong Kong, Singapore and Taiwan and is also planning to expand the size of the existing stores to accommodate the expanded product class.

	During 2001, the Company signed an agreement with Chiel
Industries, a division of Samsung Industries, for the distribution of the Company's products in Korea. The plan is to open two freestanding stores and develop the business through shop-in-shops in quality department stores.

	The Company has an agreement with Store Specialists, Inc. (Rustan's Department Store) to sell the Kenneth Cole New York and Reaction Kenneth Cole products throughout the Philippines in leased shop-in-shop environments as well as freestanding stores. Currently, two freestanding stores and three shop-in-shops are operating.

	The Company, through licensing arrangements, continues to sell and market its products in Canada. The majority of product classifications available domestically are also available in Canada. Currently the Company operates its Canadian market through three licensees and the use of shop-in-shops.

	During 2001, a licensing agreement was executed for Latin America. This agreement covers Latin America, South America and the Caribbean, with the exception of Brazil, Argentina and Uruguay. The relationship will allow for the establishment of flagship stores in key countries and approximately 25 freestanding stores, as well as a wholesale distribution of most key product classifications throughout the region. In Fall 2001, freestanding stores were opened in Margarita Island, Venezuela, Guatemala, and Costa Rica.

	During March 2001, the Company announced a license agreement with LVMH Mo?t Hennessy Louis Vuitton's Perfumes and Cosmetics Group's Parfums Givenchy, Inc. ("LVMH"), the world's leading luxury products group, to create, distribute, and market Kenneth Cole fragrance and body products. Drawing upon Kenneth Cole's creative strength, the Company's established brands, and the resources of LVMH, Parfums Givenchy, Inc. will orchestrate the global development, marketing and distribution of several Kenneth Cole fragrances worldwide. The Company's plans include the launch of both men's and women's fragrance lines for Kenneth Cole New York, Reaction Kenneth Cole and Unlisted brands domestically and throughout Canada. Kenneth Cole fragrance and body products are planned to launch for the Holiday 2002 season.


Design

	Kenneth D. Cole, Chairman and Chief Executive Officer, founded the Company and its success to date is largely attributable to his design talent, creativity and marketing abilities. Mr. Cole selects designers to join a design team to work with him in the creation and development of new product styles. Members of each design team work together with Mr. Cole to create designs that they believe fits the Company's image, reflects current or approaching trends and can be manufactured cost-effectively.

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

Sourcing

	The Company does not own or operate any manufacturing facilities and sources its branded and private label products directly or indirectly through independently owned manufacturers in Italy, Spain, Brazil, China and Korea. The Company maintains an office in Florence, Italy and generally has long-standing relationships with several independent buying agents to monitor the production, quality and timely distribution of the Company's products from its manufacturers. The Company sources each of its product lines separately based on the individual design, styling and quality specifications of such products.

	The Company attempts to limit the concentration of manufacturing with any one manufacturer. However, approximately 36% and 40% of the dollar value of total handbag purchases by the Company were sourced through one agent utilizing many different factories in China in 2001 and 2000, respectively. In addition, 44% and 41% of men's footwear was produced by one manufacturer utilizing several different factories in Italy in 2001 and 2000, respectively. These manufacturers, however, subcontract a significant portion of such purchases to ensure the consistent and timely delivery of quality products. The Company is the largest customer of these manufacturers and has established long-standing relationships with them. While the Company believes it has alternative manufacturing sources available to meet its current and future production requirements, there can be no assurance that, in the event the Company is required to change its current manufacturers, alternative suppliers will be available on terms comparable to the Company's existing arrangements.

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


Advertising and Marketing

	The Company believes that advertising to promote and enhance the Kenneth Cole New York and Reaction Kenneth Cole brands is an integral part of its long-term growth strategy. The Company believes that its advertising campaigns, which have brought it national recognition for their timely focus on current events and social issues, have resulted in increased sales and consumer awareness of its branded products. The Company's advertising appears in magazines such as Vogue, Vanity Fair, Details, GQ, Glamour and Marie Claire, newspapers, and outdoor and electronic advertising media. All of the Company's licensees are required to contribute to the Company a percentage of their net sales of licensed products, subject to minimums, for the advertising and promotion of the Kenneth Cole brand image. In addition, the Company believes personal appearances by Kenneth D. Cole further enhance the Company's brand awareness.

	The Company utilizes its in-house advertising and public relations staff for all media placement, which includes approval of all advertising campaigns from its licensees. By retaining control over its advertising and marketing programs, the Company has been able to maintain the integrity of its brands while realizing substantial cost savings when compared to outsourcing.

	The Company has committed additional funding towards the marketing of the Unlisted brand. The marketing campaign, beginning with the Fall 2001 season, returned to co-branding, replacing Unlisted.com with "Unlisted, A Kenneth Cole Production." The Company believes the campaign will further distinguish the integrity of the brand, while maintaining the Kenneth Cole association. The focus of this association is to emphasize the Kenneth Cole lifestyle and appeal to the fashion conscious younger consumer.

	In order to continue to strengthen brand awareness of its products and increase sales, the Company is actively involved in development, marketing and merchandising programs for its customers. As part of this effort, the Company utilizes cooperative advertising programs, sales promotions and produces tradeshow sales tools and consumer catalogs which feature a variety of Kenneth Cole New York and Reaction Kenneth Cole branded products marketed by the Company and its licensees. As a result of these internal productions, the Company believes that there is a singular focus, a strong synergy and a consistency in all communications.

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

Distribution

	To facilitate distribution, the Company's products are inspected, bar coded, packed and shipped from manufacturers by ocean or air to either the Company's distribution facilities located in Secaucus, New Jersey or a public warehouse located in California. The Company utilizes fully integrated information systems and bar code technology to facilitate the receipt, processing and distribution of product through both distribution facilities. The products are then shipped to the Company's wholesale customers either in bulk or under its open stock program. The Company's open stock program allows its wholesale customers to reorder, typically via electronic data interchange ("EDI"), core basic styles in a range of colors and sizes as well as many fashion styles, for immediate shipment. While the open stock program requires an increased investment in inventories, the Company believes this program is an important service for its wholesale customers by allowing them to manage inventory levels more effectively. The Company expects that affording customers improved flexibility in ordering specific SKUs in smaller quantities will ultimately reduce the incidence of markdowns and allowances.

	The Company has capitalized on its centralized distribution facilities to provide additional support to its retail store operations on shipments of footwear and handbag products as well as direct shipments to its catalog and internet customers. The Company's EDI program is also used to resupply its retail store on a variety of products thereby enhancing its service to the Company's retail operations through improved inventory management and customer response.


Management Information Systems

	The Company believes that sophisticated information systems are essential to the Company's ability to maintain its competitive position and to support continued growth. The
Company's management information systems were designed to provide, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution and marketing aspects of the Company's business. The Company recently replaced its wholesale distribution and financial systems with newer technologically advanced systems that offer greater functionality and enhanced reporting. The Company also utilizes an EDI system which provides a computer link between the Company and many of its wholesale customers as well as its retail operations that enables the Company to receive on-line orders and to accumulate sales information on its products shipped to its wholesale customers, retail stores, and catalog internet customers. The Company's EDI system also improves the efficiency of responding to customer needs and allows both the customer and the Company to monitor purchases, shipments and invoicing. In its retail stores, the Company also uses point-of-sale registers to capture sales data, track inventories and generate EDI replenishment orders.

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

Trademarks

	The Company, through its wholly-owned subsidiary, K.C.P.L., Inc., owns federal registrations for its principal trademarks Kenneth Cole, Kenneth Cole New York, Reaction Kenneth Cole,
Kenneth Cole Reaction, Reaction, Kenneth Cole Collection and Unlisted as well as several other ancillary and derivative trademarks. Each of the federal registrations is currently in full force and effect and is not the subject of any legal proceedings. In addition, the Company has several federal applications pending in the United States Patent and Trademark office for trademarks and service marks, including Unlisted, Unlisted.com and several ancillary trademarks. Moreover, the Company continues to expand its current international registrations in numerous countries in Asia, Central and South America, the Middle East and Europe. The Company regards its trademarks and other proprietary rights as valuable assets in the marketing and distribution of its products, and fully intends to maintain, renew and protect the registrations, as well as vigorously defend all of its trademarks against infringements.

Competition

	Competition in the footwear and handbags industries is intense and is subject to rapidly changing consumer demands. The Company competes with numerous designers, brands and manufacturers of footwear, handbags, apparel and accessories, some of which may be larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than the Company. The Company also competes for the limited shelf-space available for the display of its products to consumers and the Company's licensed apparel and accessories also compete with a substantial number of designer and non-designer brands. Moreover, the general availability of contract manufacturing capacity allows access by new market entrants. The Company believes the success of its business depends on its ability to stimulate and respond to changing consumer preferences by producing innovative and attractive products, brands and marketing, while remaining competitive in quality and price.

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

Import Restrictions

	Although the majority of the goods sourced by the Company are not currently subject to quotas, countries in which the Company's products are manufactured may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products. In addition, the United States may impose new duties, tariffs and other restrictions on imported products, any of which could have a material adverse affect on the Company's operations and its ability to import its products at the Company's current or increased quantity levels. In accordance with the Harmonized Tariff Schedule, a fixed duty structure in effect for the United States, the Company pays import duties on its products. The majority of its products have import duties that range from approximately 6% to 37.5%, depending on the category and the principal component of the product. Other restrictions on the importation of footwear and other products are periodically considered by the United States government and no assurance can be given that tariffs or duties on the Company's goods may not be raised, resulting in higher costs to the Company, or that import quotas restricting such goods may not be imposed or made more restrictive.

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

Customers

	The Company's department store customers include major United States retailers, certain of which are under common ownership.
In 2001 and 2000, the Company had no customer or group under common ownership account for more than 10% of sales. The
Company's ten largest customers represented 35.0% and 39.7% of the Company's net sales for the years ended December 31, 2001 and 2000, respectively. While the Company believes that purchasing decisions have generally been made independently by each division within a department store group, there is a trend among department store groups toward centralized purchasing decisions of their divisions.

Backlog

	The Company had unfilled wholesale customer orders of $57.9 million and $54.8 million, at January 26, 2002 and January 27, 2001, respectively. The Company's backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks, and wholesale customer purchases of its core basic products through the Company's open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

Employees

	At December 31, 2001, the Company had approximately 1,600 employees, 155 of whom are covered under a collective bargaining agreement with a local affiliate of the International Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union. The Company considers its relationships with its employees to be satisfactory. The collective bargaining agreement expires in April 2004. While the Company believes it will be able to renew the agreement with similar terms and conditions, there can be no assurance a new agreement will be reached and failure to reach a new collective bargaining agreement could have a material effect on the Company.



Directors and Executive Officers
Name               Age  Present Position
Kenneth D. Cole    48   Chief Executive Officer
Paul Blum          42   President
Stanley A. Mayer   54   Executive Vice President and Chief Financial Officer
Jaryn Bloom        37   Senior Vice President-Consumer Direct
Susan Hudson       42   Senior Vice President-Wholesale
Robert Grayson     57   Director
Denis F. Kelly     52   Director
Philip B. Miller   63   Director

	Kenneth D. Cole has served as the Company's Chief Executive Officer and Chairman of the Board since its inception in 1982 and was also President until February 2002. Mr. Cole was a founder, and from 1976 through 1982, a senior executive of El Greco, Inc., a shoe manufacturing and design company which manufactured
Candie's women's shoes. Mr. Cole is on the Boards of Directors of the American Foundation for AIDS Research (''AmFAR'') and
H.E.L.P., a New York agency that provides temporary housing for the homeless. In addition, Mr. Cole is a Director and President of each of the wholly owned subsidiaries of the Company.

	Paul Blum was appointed President of the Company in February 2002, and also serves as Director. He previously served as Chief Operating Officer since February 1998. Prior he served as Executive Vice President of the Company since May 1996 and as Senior Vice President from August 1992 until May 1996. Mr. Blum
joined the Company in 1990.   From 1982 until 1990, Mr. Blum
served as Vice President and was a principal shareholder of The Blum Co., a fashion accessory firm, the assets of which were purchased in 1990 by the Company.

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

	Denis F. Kelly is a Managing Partner of Scura, Rise & Partners, LLC. From July 1993 to December 2000, Mr. Kelly was the head of the Mergers and Acquisitions Department at Prudential Securities Incorporated. From 1991 to 1993, Mr. Kelly was President of Denbrook Capital Corp., a merchant-banking firm.
Mr. Kelly was at Merrill Lynch from 1980 to 1991, where he served as Managing Director, Mergers & Acquisitions from 1984 to 1986, and then as a Managing Director, Merchant Banking, from 1986 to 1991. Mr. Kelly is a director of MSC Industrial Direct, Inc.

	Philip B. Miller is the principal of Philip B. Miller Associates, a consulting firm. Mr. Miller served as Chairman and Chief Executive Officer at Saks Fifth Avenue from 1993 to January 2000 and continued as Chairman until July 2001. Mr. Miller was formerly Chairman and Chief Executive Officer at Marshall Fields, joining that company in 1983 from Neiman Marcus, where he had been President since 1977. Prior to that he served as Vice Chairman at Lord & Taylor and as Vice President and Merchandise Manager at Bloomingdales. Mr. Miller serves on the Board of Directors at Saks Incorporated and Reliant Resources. In addition, Mr. Miller serves as Senior Vice Chairman of the Board of Directors of The Lighthouse and also serves on the Board of Directors of the Metropolitan Opera Guild of New York and the New York Botanical Gardens.


Item 2.	Properties

	During 2000, the Company relocated its executive offices and showrooms from 152 West 57th Street, New York, NY to 603 West 50th Street, New York, NY, its new worldwide corporate headquarters.
The 15-year lease that expires on May 31, 2015 gives the Company approximately 126,000 square feet of office space. The Company currently occupies approximately 66,000 square feet. The lease for the former executive offices and showrooms expires in December 2006 and is currently under a subtenant lease agreement.

	The Company's administrative offices and distribution facilities are located in Secaucus, New Jersey under leases that expire in June 2002. The main facility comprises 244,000 square feet, of which approximately 30,000 square feet is used for administrative offices. This lease is currently being renegotiated and is expected to extend for an additional five years. The Company also leases 77,000 square feet for additional distribution capacity. This lease expires simultaneously with the other distribution facility and is not expected to be renewed. In addition to these two leases, the Company also leases a 23,500 square foot facility in Secaucus used for outlet store space as well as an additional distribution warehousing facility. The Company also utilizes a public warehouse on the west coast and has a technical and administrative office in Florence, Italy. The Company does not own or operate any manufacturing facilities.

	The Company leases space for all of its 48 full price retail stores (aggregating approximately 198,000 square feet) and 29 outlet stores (aggregating approximately 126,000 square feet). Generally, the leases provide for an initial term of five to ten years, with renewal options permitting the Company to extend the term thereafter.

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
Shareholder Matters

	The Company's Class A Common Stock is listed and traded (trading symbol KCP) on the New York Stock Exchange ("NYSE"). On March 27, 2002 the closing sale price for the Class A Common Stock was $ 19.99. The following table sets forth the high and low closing sale prices for the Class A Common Stock for each quarterly period for 2000 and 2001 (adjusted to give effect to the Company's three-for-two Common Stock split on March 6, 2000), as reported on the NYSE Composite Tape:


2000:                High      Low

First Quarter       40.88     22.08
Second Quarter      45.63     33.25
Third Quarter       48.19     34.94
Fourth Quarter      48.00     34.63

2001:                High      Low

First Quarter       42.88     23.35
Second Quarter      32.95     19.14
Third Quarter       20.94     11.81
Fourth Quarter      17.53     11.70

	The number of shareholders of record of the Company's Class A Common Stock on March 27, 2002 was 70.

	There were four holders of record of the Company's Class B Common Stock on March 27, 2002. There is no established public trading market for the Company's Class B Common Stock.

	On February 21, 2001, the Board of Directors of the Company authorized management to repurchase, from time to time, an additional 2,000,000 shares up to an aggregate 4,250,000 shares of the Company's Class A Common Stock. As of December 31, 2001, 2,488,400 shares were repurchased in the open market at an aggregate price of $57,133,000, reducing the available shares authorized for repurchase to 1,761,600. The repurchased shares have been recorded as treasury stock.

Dividend Policy

	The Company intends to retain its earnings to finance the development, expansion and growth of its existing business. Accordingly, the Company does not anticipate paying cash dividends on its Class A Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend, among other things upon, future earnings, operations, capital requirements, the financial condition of the Company and general business conditions.


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

                                             Year Ended December 31,
                                   2001     2000     1999     1998     1997
                                    (dollars and share data in thousands)
Income Statement Data:
Net sales                      $364,032 $384,713 $296,473 $220,405 $185,278
Licensing revenue                22,116   21,619   14,955    8,357    6,028
Net revenue                     386,148  406,332  311,428  228,762  191,306
Cost of goods sold              217,221  217,046  169,976  130,027  112,183
Gross profit                    168,927  189,286  141,452   98,735   79,123
Selling and general administrative
 expenses(1)(2)                 144,142  128,532  100,836   72,145   58,330
Operating income                 24,785   60,754   40,616   26,590   20,793
Interest income (expense), net    2,135    3,228    1,280      404     (202)
Income before provision for
 income taxes                    26,920   63,982   41,896   26,994   20,591
Provision for income taxes       10,304   25,592   16,968   10,663    8,189
Net income                       16,616   38,390   24,928   16,331   12,402
Earnings per share:
Basic                              $.83    $1.87    $1.24     $.82     $.63
Diluted                            $.80    $1.75    $1.18     $.80     $.61
Weighted average shares outstanding:
Basic                            19,992   20,574   20,102   19,833   19,743
Diluted                          20,745   21,892   21,059   20,456   20,408


                                              At December 31,
                                 2001     2000     1999     1998     1997
Balance Sheet Data:
Working capital                 $ 96,709 $103,768 $106,057 $ 56,644 $ 46,949
Cash                              68,966   74,608   71,415   13,824    8,803
Inventory                         30,753   42,361   39,553   32,957   23,365
Total assets                     201,889  212,370  176,859   96,680   77,528
Total debt, including current
  Maturities                         383      576      758      927        0
Total shareholders' equity       140,894  145,636  125,331   73,689   59,740



 (1)  Includes shipping and warehousing expenses.
 (2)  Includes impairment loss of $182,000 in 2001 and $547,000 in 1999.



Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

	The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto that appear elsewhere in this Annual Report.

Critical Accounting Policies and Estimates

General

	The Company's management discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, financing operations, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

	The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventory

	The Company writes down its inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Sales Returns and Allowances

	The Company's ability to collect factor chargebacks for deductions taken from its customers for returns, discounts, and allowances as well as potential future customer deductions is significant to its operations. The Company reserves against known chargebacks as well as potential future customer deductions, based on a combination of historical activity and current market conditions. Actual results may differ from these estimates under different assumptions or conditions which may have a significant impact on the Company's results.

Allowance for Doubtful Accounts

	The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These customers include non-factored accounts and credit card receivables from third party service providers. If the financial conditions of these customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes

	The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of income. Management evaluates the realizability of the deferred tax assets annually and assesses the need for valuation allowances annually. During the year ended December 31, 2001 and 2000, the Company did not record any valuation allowance related to its net deferred tax assets.


Contingencies

	In the ordinary course of business, the Company is involved in and subject to compliance and regulatory reviews and audits by numerous authorities, agencies and other governmental agents and entities from various jurisdictions. The Company is required to assess the likelihood of any adverse outcomes of these matters.
A determination of the amount of reserves required, if any, for these reviews are made after careful analysis of each individual issue. The reserves may change in the future due to new developments or final resolution in each matter, which may have a significant impact on the Company's results.


Results of Operations

	The following table sets forth certain operating data of the Company as a percentage of net revenues for the periods indicated below:

                                                Year Ended December 31,
                                                2001     2000     1999
Net sales                                       94.3%    94.7%    95.2%
Royalty revenue                                  5.7      5.3      4.8
                                              -------  -------  -------
Net revenues                                   100.0    100.0    100.0
Cost of goods sold                              56.3     53.4     54.6
                                              -------  -------  -------
Gross profit                                    43.7     46.6     45.4
Selling, general and administrative expenses    37.3     31.6     32.4
Operating income                                 6.4     15.0     13.0
Income before provision for income taxes         7.0     15.7     13.4
Provision for income taxes                       2.7      6.3      5.4
                                              -------  -------  -------
Net income                                       4.3%     9.4%     8.0%
                                              =======  =======  =======



Year Ended December 31,2001 Compared to Year Ended December
31,2000
	Net revenues decreased to $386.1 million in 2001 compared to $406.3 million in 2000, a decrease of 5.0%. This decrease is primarily attributable to a decline in Wholesale net sales offset by an increase in sales from new retail stores within the Consumer Direct segment.

	Wholesale net sales (excluding sales to its Consumer Direct business segment) decreased $37.3 million or 15.9 % to $197.2 million in 2001 from $234.5 million in 2000. This decrease is attributable to a decrease in sales across all branded footwear and handbag product lines, Kenneth Cole New York, Reaction
Kenneth Cole and Unlisted. Collapsing consumer confidence led to lessening customer demand, coupled with higher inventory levels of outdated core product, resulted in reduced sales. Further, the Company's decision not to participate in very aggressive promotional activities in order to maintain the integrity of its brands compounded constraints on distribution, placing additional downward pressure on short-term sales volume. The Company believes its focus on improving product offerings, advertising campaigns, marketing efforts, website, catalogs and growing retail presence, combined with the marketing efforts of its licensees, will be significant factors to strengthen its three distinct brands, Kenneth Cole New York, Reaction Kenneth Cole and Unlisted across all product classifications, thereby increasing consumer demand in the future.

	Net sales in the Company's Consumer Direct segment increased $17.7 million or 11.9% to $166.0 million in 2001 from $148.2 million in 2000. Of the total increase, $33.6 million was attributable to new stores in 2001 plus that portion of 2001 sales for stores not open for all of 2000 and was offset by a decrease of $14.7 million in comparable store sales. The Company believes that the retail stores convey the Company's image and seamlessly showcase both Company and licensee products, and that this comprehensive presentation reinforces the lifestyle brand, thus increasing consumer demand across all channels of distribution. The Company's catalog and internet sales decreased $1.2 million in 2001 from the comparable period in 2000.

	Licensing revenue increased 2.3% to $22.1 million in 2001 from $21.6 million in 2000. The increase primarily reflects revenues from sales of womenswear, which produced a fall and spring line during 2001 as compared to the single fall line in 2000 for the Company's initial launch into the womenswear market and incremental revenues from accessory categories including luggage, men's jewelry and women's belts and hosiery. In addition, the Company has continued to implement its strategic plan to grow their global business through licensing partners. The Company believes its men's and women's apparel and the highly anticipated debut of its fragrance collection come at an opportune time as consumers look toward brands they know and feel comfortable with as a lifestyle. The Company believes the synergies from its efforts to reinforce its brand identities through greater marketing efforts, by itself and its licensees across all product categories, will continue to propel licensee sales both domestically and internationally.

	Gross profit as a percentage of net revenues decreased to 43.7% in 2001 from 46.6% in 2000. The decrease in gross profit is primarily attributable to decreased gross margins in the Consumer Direct segment as a result of higher markdowns at the Company owned stores necessitated by the challenging economic conditions throughout the year. In addition, the Consumer Direct segment's proportion of total revenue was greater than the comparable period. Sales from the Consumer Direct segment were 43.0% of consolidated net revenue in 2001 compared with 36.5% in 2000. Licensing revenue, which has no associated cost of goods sold, increased as a percentage of net revenues to 6.0% in 2001 from 5.8% in 2000. The Company's wholesale gross profit decreased across mens and ladies Kenneth Cole New York and Reaction Kenneth Cole footwear and handbags as a result of poorer sell throughs at retail. This was offset slightly by the improvement in gross margin in Unlisted ladies footwear sales which experienced an improvement in sell throughs at retail on lesser volume than the comparable year.

Selling, general and administrative expenses, including shipping and warehousing ("SG&A"), increased 12.1% to $144.1 million (or 37.3% of net revenues) in 2001 from $128.5 million (or 31.6% of net revenues) in 2000. The increase in SG&A as a percentage of net revenue is primarily attributable to the Company achieving sales levels well below operating plans, resulting in a reduction in the leverage over fixed operating expenses. The increase is further attributable to the expansion of the Company's retail and outlet stores, which operate at a higher cost structure than its Wholesale and Licensing/International segments. In response to the challenging economic environment the Company heightened its focus on its cost-reduction program. As part of this comprehensive program, the Company continues to evaluate consolidating responsibilities and reorganizing certain administrative functions and during the fourth quarter of 2001 eliminated approximately ten percent of its corporate staff.

Interest and other income decreased to $2.1 million in 2001 from $3.2 million in 2000. The decrease is due to lower average cash balances and declines in short term interest rates.

The Company's effective tax rate decreased to 38.3% for the year ended December 31, 2001 from 40.0% in the corresponding period last year. The decrease is due to the relative level of earnings in the various state and local taxing jurisdictions to which the Company's earnings are subject.

	As a result of the foregoing, net income decreased 56.7% in 2001 to $16.6 million (4.3% of net revenue) from $38.4 million
(9.4% of net revenue) in 2000.

Year Ended December 31,2000 Compared to Year Ended December
31,1999
	Net revenues increased to $406.3 million in 2000 compared to $311.4 million in 1999, an increase of 30.5%. This increase is due to increases in each of the Company's business segments:
Wholesale, Consumer Direct and Licensing/International.

	Wholesale net sales (excluding sales to its consumer direct business segment) increased $49.0 million or 26.4 % to $234.5 million in 2000 from $185.5 million in 1999. This increase is primarily attributable to an increase in sales of men's and ladies Kenneth Cole New York and Reaction Kenneth Cole branded footwear and handbags, offset slightly by Unlisted footwear sales. The overall increase is due to increased sales to new and existing customers due to increased brand awareness and continued growing consumer demand of Kenneth Cole New York as a premier lifestyle brand. The Company believes its advertising campaigns, marketing efforts, website, catalogs and growing retail presence, combined with the marketing efforts of its licensees, continue to be significant factors in increasing consumer demand and the strengthening of its three distinct brands, Kenneth Cole New
York, Reaction Kenneth Cole and Unlisted across all product classifications.

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

Liquidity and Capital Resources

	The Company's cash requirements are generated primarily from working capital needs, retail expansion, enhanced technology, and other corporate activities. The Company primarily relies upon internally generated cash flows from operations to finance its operations and growth, however it also has the ability to borrow up to $25.0 million under its line of credit facility. Cash flows may vary from time to time as a result of seasonal requirements of inventory, the timing of the delivery of merchandise to customers and the level of accounts receivable and payable balances. At December 31, 2001, working capital was $96.7 million compared to $103.8 million at December 31, 2000.

Net cash provided by operating activities was $25.2 million in 2001 compared to $51.4 million in 2000. This decrease was primarily attributable to decreased earnings, timing of payables, and receivables partially offset by reduced inventory levels.

Net cash used in investing activities was $9.0 million in 2001 compared to $25.5 million in 2000. Capital expenditures were approximately $10.6 million, $24.1 million and $8.5 million for 2001, 2000 and 1999, respectively. Expenditures on furniture, fixtures and leasehold improvements for new retail store openings and expansions were $8.6 million, $10.2 million and $6.7 million in 2001, 2000 and 1999, respectively. The remaining expenditures were primarily for leasehold improvements for the renovation of the Company's new corporate headquarters and equipment and information system enhancements.

Net cash used in financing activities was $21.8 million in 2001 compared to $22.9 million in 2000. This is principally attributable to the Company's purchase of 981,700 shares of its Class A Common Stock at an average price of $22.77 per share compared to 782,950 shares of Class A Common Stock purchased during 2000 at an average price of $32.46 per share under its stock repurchase program. In February 2001, the Board of Directors authorized the repurchase from time to time, subject to market conditions, of an additional 2 million shares of Class A Common Stock under the Company's repurchase program. As of December 31, 2001, the Company has 4,250,000 shares authorized for repurchase with 1,761,600 shares remaining from its buyback authorization.

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

	The Company currently has a line of credit, as amended, under which up to $25.0 million is available to finance working capital requirements and letters of credit to finance the Company's inventory purchases. Borrowings available under the line of credit are determined by a specified percentage of eligible accounts receivable and inventories and bear interest at (i) the higher of The Bank of New York's prime lending rate or the Federal Funds rate plus 0.5% at the date of borrowing or (ii) a negotiated rate. In connection with the line of credit, the Company has agreed to eliminate all the outstanding borrowings under the facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain receivables of the Company. The Company had no outstanding advances during 2001 under this line of credit, however amounts available under the line were reduced by $1.1 million open letters of credit and $2.4 million standby letters of credit to $21.5 million.

During 2002, the Company anticipates opening or expanding approximately 8 to 10 retail and outlet stores that will require aggregate capital expenditures and initial inventory requirements of these new and expanded stores of approximately $10.0 million. The Company also anticipates that it will require increased capital expenditures to support its growth including an increase in its office space and enhancements to its information systems.

	In December 1998, the Company entered into a 15-year lease which, over a period of three to five years, will provide the Company with approximately 126,000 square feet of office space. During 2000, the Company relocated its corporate headquarters to a larger location in New York City. The Company completed phase
I and began phase II of its renovations, incurring approximately $11.5 million in capital expenditures. Currently, the Company expects to incur an additional $6 million over the next two to three years upon turnover of the additional remaining space.

	The Company believes that it will be able to satisfy its cash requirements for 2002, including requirements for its retail expansion, corporate office build-out and information systems improvements, primarily with cash flow from operations.



Exchange Rates

The Company routinely enters into forward exchange contracts for its future purchases of inventory denominated in foreign currencies, primarily the Euro. At December 31, 2001, forward exchange contracts with a notional value totaling $8.0 million were outstanding with settlement dates ranging from January 2002 through March 2002. Gains and losses on forward exchange contracts that are used for hedges are accounted for on the balance sheet as inventory and an adjustment to equity, and are subsequently accounted for as part of the purchase price of the inventory upon execution of the contract. Those gains and losses on contracts that are not deemed effective hedges are immediately adjusted through income. At December 31, 2001, the unrealized gain on these outstanding forward contracts is approximately $50,000. The Company expects to continue to routinely enter into additional foreign exchange contracts throughout the year. While the Company believes that its current procedures with respect to the reduction of risk associated with currency exchange rate fluctuations are adequate, there can be no assurance that such fluctuations will not have a material adverse effect on the results of operations of the Company in the future.

On January 1, 1999, the Euro became the official single currency of the European Economic and Monetary Union. As of this date, the conversion rates of the national currencies of the union members were fixed irrevocably. During the second half of calendar 2001, the Company converted to the Euro. The conversion has had no impact on the financial condition or results of operation of the Company.

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

Effects of Inflation

	The Company does not believe that the relatively low rates of inflation experienced over the last few years in the United
States, where it primarily competes, have had a significant effect on revenues or profitability.

Item 7A. Quantitative and Qualitative Disclosures about Market
Risk

	The Company does not believe it has a material exposure to market risk. The Company is primarily exposed to currency exchange rate risks with respect to its inventory transactions denominated in Euro. During the second half of 2001, the Company converted all of its Lira transactions to the Euro and effectively ceased conducting business with the Italian Lira currency. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing foreign exchange contracts. The Company does not enter into foreign currency transactions for speculative purposes.

	At December 31, 2001, the Company had forward exchange contracts totaling with notional values $8.0 million which resulted in an unrealized gain of approximately $50,000. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. A two or less percentage point increase in interest rates affecting the Company's credit facility would not have had a material effect on the Company's 2001 and 2000 net income.

Item 8. Financial Statements and Supplementary Data

	See page F-1 for a listing of the consolidated financial statements submitted as part of this report.

Item 9.	Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

	None.


PART III

Item 10.	Directors and Executive Officers of the Registrant

	Except for the information regarding directors and executive officers of the registrant, which is included in Part I, the information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 23, 2002 to be filed with the Securities and Exchange
Commission within 120 days after December 31, 2001 and is incorporated herein by reference in response to this item.

Item 11.	Executive Compensation

	The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 23, 2002 to be filed with the Securities and Exchange
Commission within 120 days after December 31, 2001 and is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and
Management

	The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 23, 2002 to be filed with the Securities and Exchange
Commission within 120 days after December 31, 2001 and is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

	The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 23, 2002 to be filed with the Securities and Exchange
Commission within 120 days after December 31, 2001, and is incorporated herein by reference in response to this item.


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

  Exhibit
    No.
Description

3.01 	-Restated Certificate of Incorporation of Kenneth Cole
Productions, Inc.; Certificate of Merger of Cole Fifth
Avenue, Inc. into Kenneth Cole Productions, Inc.;
Certificate of Merger of Cole Productions, Inc. into
Kenneth Cole Productions, Inc.; Certificate of Merger of
Cole Sunset, Inc. into Kenneth Cole Productions, Inc.;
Certificate of Merger of Cole Union Street, Inc. into
Kenneth Cole Productions, Inc.; Certificate of Merger of
Cole West, Inc. into Kenneth Cole Productions, Inc.;
Certificate of Merger of Kenneth Cole Woodbury, Inc. into
Kenneth Cole Productions, Inc.; Certificate of Merger of
Kenneth Cole Leather Goods, Inc. into Kenneth Cole
Productions, Inc.; Certificate of Merger of Unlisted into
Kenneth Cole Productions, Inc. (Incorporated by reference
to Exhibit 3.01 to the Company's Registration Statement on
Form S-1, Registration No. 33-77636).
3.02 	-By-laws. (Incorporated by reference to Exhibit 3.02 to the
Company's Registration Statement on Form S-1, Registration
No. 33-77636).
4.01 	-Specimen of Class A Common Stock Certificate.
(Incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-1, Registration No. 33-
77636).
10.01 -Tax Matters Agreement, dated as of June 1, 1994, among Kenneth Cole Productions, Inc., Kenneth D. Cole, Paul Blum
and Stanley A. Mayer. (Incorporated by reference to Exhibit
10.01 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
10.02.1-Term Loan Agreement, dated as of May 26, 1994, by and among Kenneth Cole Productions, Inc., Kenneth
Cole Leather Goods, Inc., Unlisted, Inc., Cole West, Inc.,
Kenneth Cole Financial Services, Inc., Kenneth Cole
Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street,
Inc. and The Bank of New York; Promissory Notes, dated May
26, 1994, issued by each of Kenneth Cole Leather Goods,
Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole
Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole
Fifth Avenue, Inc., Cole Union Street, Inc. to The Bank of
New York; Shareholder Guaranty by and between Kenneth D.
Cole and The Bank of New York, dated as of May 26, 1994; Subordination Agreement by and among Kenneth D. Cole,
Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods,
Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole
Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole
Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of
New York, dated as of April 13, 1994; Reinvestment
Agreement by and among Kenneth D. Cole, Kenneth Cole
Productions, Inc., Unlisted, Inc., Cole West, Inc., Kenneth
Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc.,
Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The
Bank of New York, dated as of May 26, 1994; Amendment No. 1
to the Term Loan Agreement and the Reinvestment Agreement
by and among Kenneth D. Cole, Kenneth Cole Productions,
Inc., Cole West, Inc., Kenneth Cole Woodbury, Inc., Cole
Fifth Avenue, Inc., Cole Union Street, Inc., Kenneth Cole
Financial Services, Inc. and The Bank of New York, dated as
of May 31, 1994. (Incorporated by reference to Exhibit
10.02 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
10.03	-Line of Credit Letter, dated January 13, 1994, from The
Bank of New York to Kenneth Cole Productions, Inc., Kenneth
Cole Leather Goods, Inc. and Unlisted, Inc.; $7,500,000
Promissory Note, dated February 1, 1994 by Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and
Unlisted, Inc. issued to The Bank of New York; Letter
Agreement, dated December 16, 1993, between The Bank of New
York and Kenneth Cole Productions, Inc., Unlisted, Inc.,
Kenneth Cole Leather Goods, Inc., Cole Productions, Inc.,
Cole West, Inc., Kenneth Cole Financial Services, Inc.,
Cole Woodbury, Inc., Cole Sunset, Inc. and Cole Fifth
Avenue, Inc.; General Guarantees, dated December 16, 1993,
in favor of The Bank of New York by Kenneth Cole Leather
Goods, Inc. for Unlisted, Inc., by Kenneth Cole Leather
Goods, Inc. for Kenneth Cole Productions, Inc., by
Unlisted, Inc. for Kenneth Cole Productions, Inc., by
Unlisted, Inc. for Kenneth Cole Leather Goods, Inc., by
Kenneth Cole Productions, Inc. for Kenneth Cole Leather
Goods, Inc., and by Kenneth Cole Productions, Inc. for
Unlisted, Inc.; General Loan and Security Agreements, dated December 16, 1993, between The Bank of New York and each of
Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods,
Inc. and Unlisted, Inc.; and Personal Guarantees of Mr.
Kenneth D. Cole, dated December 16, 1993, in favor of The
Bank of New York for Kenneth Cole Productions, Inc.,
Unlisted, Inc. and Kenneth Cole Leather Goods, Inc.
(Incorporated by reference to Exhibit 10.03 to the
Company's Registration Statement on Form S-1, Registration
No. 33-77636).
Line of Credit Letter, dated December 9, 1994 from The Bank
of New York to Kenneth Cole Productions, Inc.; $7,500
Promissory Note, dated December 15, 1994 by Kenneth Cole Productions, Inc. issued to The Bank of New York; Letter of Termination of Personal Guarantees of Mr. Kenneth D. Cole,
dated December 8, 1994, in favor of The Bank of New York
for Kenneth Cole Productions, Inc., Unlisted, Inc. and
Kenneth Cole Leather Goods, Inc. (Incorporated by reference
to Exhibit 10.03 to the Company's 1994 Form 10-K).
10.03A	-$10,000 Promissory Note, dated July 31, 1995 by
Kenneth Cole Productions, Inc. issued to The Bank of New
York. (Previously filed as Exhibit 10.03A to the
Registrant's Annual Report on Form 10-K for the year ended
December 31, 1996 and incorporated herein by reference). *10.04-Kenneth Cole Productions, Inc. 1994 Stock Option Plan. (Incorporated by reference to Exhibit 10.04 to the
Company's Registration Statement on Form S-1, Registration
No. 33-77636).
*10.05-Employment Agreement, dated as of April 30, 1994,
between Kenneth Cole Productions, Inc. and Kenneth D. Cole. (Incorporated by reference to Exhibit 10.05 to the
Company's Registration Statement on Form S-1, Registration
No. 33-77636).
*10.06-Employment Agreement, dated as of April 30, 1994,
between Kenneth Cole Productions, Inc. and Paul Blum.
(Incorporated by reference to Exhibit 10.06 to the
Company's Registration Statement on Form S-1, Registration
No. 33-77636).
*10.07-Employment Agreement, dated as of April 30, 1994,
between Kenneth Cole Productions, Inc. and Stanley A.
Mayer; Stock Option Agreement dated as of March 31, 1994
between Kenneth Cole Productions, Inc. and Stanley A.
Mayer. (Incorporated by reference to Exhibit 10.07 to the
Company's Registration Statement on Form S-1, Registration
No. 33-77636).
Stock Option Agreement dated as of June 1, 1994, between
Kenneth Cole Productions, Inc. and Stanley A. Mayer; Stock
Option Agreement dated as of July 7, 1994, between Kenneth
Cole Productions, Inc. and Stanley A. Mayer (Incorporated
by reference to Exhibit 10.07 to the Company's 1994 Form
10-K).
10.08	-Collective Bargaining Agreement by and between the New
York Industrial Council of the National Fashion Accessories Association, Inc. and Leather Goods, Plastics, Handbags and
Novelty Workers' Union, Local 1, dated as of April 25,
1987; Memorandum of Agreement by and between the New York Industrial Council of the National Fashion Accessories
Association, Inc. and Leather Goods, Plastics, Handbags and
Novelty Workers' Union, Local 1, Division of Local 342-50
United Food and Commercial Workers Union, dated as of June
16, 1993. (Incorporated by reference to Exhibit 10.08 to
the Company's Registration Statement on Form S-1,
Registration No. 33-77636).
10.09	-Memorandum of Agreement between the New York Industrial
Council of the National Fashion Accessories Association
Inc. and Local 1 Leather Goods, Plastics, Handbags, and
Novelty Workers Union, Division of Local 342-50 United Food
and Commercial Workers Union (Previously filed as Exhibit
10.1 to the Registrant's Quarterly Report on Form 10-Q for
the quarterly period ended June 30, 1996 and incorporated
herein by reference).
*10.10Employment Agreement between Kenneth Cole
Productions, Inc., and Paul Blum. (Previously filed as
Exhibit 10.6 to the Registrant's Quarterly Report on Form
10-Q for the quarterly period ended June 30, 1996 and
incorporated herein by reference).
10.11	Sublease Agreement, dated June 17, 1996, between
Kenneth Cole Productions, Inc. and Liz Claiborne
Accessories, Inc. (Incorporated by reference to Exhibit
10.11 to the Company's 1996 Form 10-K).
*10.12Amended and Restated Kenneth Cole Productions,
Inc. 1994 Stock Option Plan (Previously filed as an Exhibit
to the Registrant's Proxy Statement filed on April 22, 1997
and incorporated herein by reference).
*10.13 Employment Agreement between Kenneth Cole
Productions, Inc. and Susan Hudson (Previously filed as an
Exhibit to the Company's 1997 Form 10-K).
10.14  Lease Agreement, dated December 17, 1998, between
Kenneth Cole Productions, Inc. and SAAR Company, LLC.
(Previously filed as Exhibit 10.14 to the Registrants
Annual Report on Form 10-K for the year ended December 31,
1998 and incorporated by reference).
10.15 Common Stock Purchase Agreement, dated July 20, 1999, between Liz Claiborne, Inc. and Kenneth Cole Productions,
Inc. (Previously filed as Exhibit 10.01 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
10.16  Registration Rights Agreement, dated July 20, 1999,
between Liz Claiborne, Inc. and Kenneth Cole Productions,
Inc. (Previously filed as Exhibit 10.02 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
10.17 License Agreement, dated July 20, 1999, by and between L.C.K.L., LLC and K.C.P.L., Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential
treatment and been filed separately with the Securities and Exchange Commission. Such portions are designated by a
"*". (Previously filed as Exhibit 10.03 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
+10.18  Amended and Restated Employment Agreement, dated
as of September 1, 2000, between Kenneth Cole Productions,
Inc. and Paul Blum (Previously filed as Exhibit 10.10 to
the Registrant's Quarterly Report on Form 10-Q for the
quarterly period ended June 30, 1996 and incorporated
herein by reference).
 10.19  Kenneth Cole Productions, Inc. Employee Stock
Purchase Plan (Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-31868
filed on March 7, 2000.)
+21.01  List of Subsidiaries
+23.01  Consent of Independent Auditors
____________________________
* Management contract or compensatory plan or arrangement required to be identified pursuant to Item 14(a) of this report.
+ Filed herewith.

(b) Reports on Form 8-K

	None.

(b) See (a) (3) above for a listing of the exhibits included as a part of this report.

              Kenneth Cole Productions, Inc. and Subsidiaries

                Index to Consolidated Financial Statements

                                                                 Page

Report of Independent Auditors                                    F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000      F-3

Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999                                F-5

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 2001, 2000 and 1999            F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999                                F-7

Notes to Consolidated Financial Statements                        F-8

Report of Independent Auditors


Board of Directors and Shareholders
Kenneth Cole Productions, Inc. and Subsidiaries

	We have audited the accompanying consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kenneth Cole Productions, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


New York, New York                    ERNST & YOUNG LLP
February 22, 2002

               Kenneth Cole Productions, Inc. and Subsidiaries

                     Consolidated Balance Sheets

                                                         December 31,
                                                       2001         2000
Assets
Current assets:
Cash and cash equivalents                          $ 68,966,000  $ 74,608,000
Due from factor                                      28,289,000    26,066,000
Accounts receivable, less allowance for doubtful
 accounts of $675,000 in 2001, and $550,000 in 2000   6,731,000     9,117,000
Inventories                                          30,753,000    42,361,000
Prepaid expenses and other current assets               873,000     2,747,000
Deferred taxes, net                                   2,765,000     1,486,000
                                                   ------------  ------------
Total current assets                                138,377,000   156,385,000

Property and equipment-at cost, less accumulated
  depreciation and amortization                      40,487,000    38,202,000

Other assets:
Deferred taxes, net                                   4,718,000     3,198,000
Deposits and sundry                                   6,304,000     5,875,000
Deferred compensation plan assets                    12,003,000     8,710,000
                                                   ------------  ------------
Total other assets                                   23,025,000    17,783,000
                                                   ------------  ------------
Total assets                                       $201,889,000  $212,370,000
                                                   ============  ============

          See accompanying notes to consolidated financial statements.

              Kenneth Cole Productions, Inc. and Subsidiaries

                                                         December 31,
                                                       2001         2000
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                                   $ 25,932,000  $ 34,688,000
Accrued expenses and other current liabilities       13,487,000    14,716,000
Income taxes payable                                  2,249,000     3,213,000
                                                   ------------  ------------
Total current liabilities                            41,668,000    52,617,000

Accrued rent and other long term liabilities          7,153,000     5,027,000
Deferred compensation plan liabilities               12,003,000     8,710,000
Obligations under capital lease                         171,000       380,000

Commitments and contingencies

Shareholders' equity:
Series A Convertible Preferred Stock, par value $1.00,
 1,000,000 shares authorized, none outstanding
Class A Common Stock, par value $.01, 20,000,000 shares
 authorized, 13,626,584 and 13,479,088 issued
 in 2001 and 2000                                       136,000       135,000
Class B Convertible Common Stock, par value $.01,
 9,000,000 shares authorized, 8,498,097 and
 8,588,097 outstanding in 2001 and 2000                  85,000        86,000
Additional paid-in capital                           61,273,000    60,300,000
Cumulative other comprehensive income                   434,000       403,000
Retained earnings                                   136,099,000   119,483,000
                                                   ------------  ------------
                                                    198,027,000   180,407,000
Class A Common Stock in treasury, at cost,
 2,488,400 and 1,506,700 shares in 2001 and 2000    (57,133,000)  (34,771,000)
                                                   ------------  ------------
Total shareholders' equity                          140,894,000   145,636,000
                                                   ------------  ------------
Total liabilities and shareholders' equity         $201,889,000  $212,370,000
                                                   ============  ============

        See accompanying notes to consolidated financial statements.

               Kenneth Cole Productions, Inc. and Subsidiaries

                   Consolidated Statements of Income

                                            Year ended December 31,
                                        2001         2000         1999
Net sales                             $364,032,000 $384,713,000 $296,473,000
Licensing revenue                       22,116,000   21,619,000   14,955,000
                                      ------------ ------------ ------------
Net revenue                            386,148,000  406,332,000  311,428,000
Cost of goods sold                     217,221,000  217,046,000  169,976,000
                                      ------------ ------------ ------------
Gross profit                           168,927,000  189,286,000  141,452,000

Selling, general, and
 administrative expenses               144,142,000  128,532,000  100,836,000
                                      ------------ ------------ ------------
Operating income                        24,785,000   60,754,000   40,616,000
Interest and other income, net           2,135,000    3,228,000    1,280,000
                                      ------------ ------------ ------------
Income before provision
 for income taxes                       26,920,000   63,982,000   41,896,000
Provision for income taxes              10,304,000   25,592,000   16,968,000
                                      ------------ ------------ ------------
Net income                            $ 16,616,000 $ 38,390,000 $ 24,928,000
                                      ============ ============ ============
Earnings per share:
  Basic                                       $.83        $1.87        $1.24
  Diluted                                     $.80        $1.75        $1.18
Shares used to compute earnings per share:
  Basic                                 19,992,000   20,574,000   20,102,000
  Diluted                               20,745,000   21,892,000   21,059,000


         See accompanying notes to consolidated financial statements

               Kenneth Cole Productions, Inc. and Subsidiaries
          Consolidated Statements of Changes in Shareholders' Equity

                          Class A Common Stock        Class B Common Stock
                            Number                      Number
                           of Shares    Amount         of Shares    Amount
Balance at 1/1/99          11,414,546   $ 114,000     5,785,398     $ 58,000
Net income
Translation adjustment
 foreign currency

Comprehensive income
Exercise of stock options
 and related tax benefits     143,511       2,000
Purchase of Class A
 Common Stock
Stock Issuance              1,500,000      15,000
                           --------------------------------------------------
Balance at 12/31/99        13,058,057     131,000     5,785,398       58,000

Net income
Translation adjustment
 foreign currency

Comprehensive income
Exercise of stock options
 and related tax benefits     324,379       3,000
Issuance of Class A
 Common Stock for ESPP          6,652
Conversion of Preferred
 Stock to Class B
 Common Stock                                         2,892,699       29,000
Purchase of Class A
 Common Stock
Conversion of Class B to
 Class A shares                90,000       1,000       (90,000)      (1,000)
                           --------------------------------------------------
Balance at 12/31/00        13,479,088     135,000     8,588,097       86,000

Transition adjustment
 forward contracts
Net income
Translation adjustment
 foreign currency
Forward contracts

Comprehensive income
Exercise of stock options
 and related tax benefits      37,422
Issuance of Class A
 Common Stock for ESPP         20,074
Purchase of Class A
 Common Stock
Conversion of Class B to
 Class A shares                90,000       1,000       (90,000)      (1,000)
                           --------------------------------------------------
Balance at 12/31/01        13,626,584   $ 136,000     8,498,097     $ 85,000
                           ==================================================

                             Series A Convertible                  Accumulated
                               Preferred Stock        Additional      Other
                            Number                     Paid-In    Comprehensive
                            of Shares      Amount      Capital        Income
Balance at 1/1/99            28,927      $ 29,000     $ 22,217,000  $   74,000
Net income
Translation adjustment
 foreign currency                                                      161,000

Comprehensive income
Exercise of stock options
 and related tax benefits                                1,938,000
Purchase of Class A
 Common Stock
Stock Issuance                                          28,985,000
                           ----------------------------------------------------
Balance at 12/31/99          28,927        29,000       53,140,000     235,000

Net income
Translation adjustment
 foreign currency                                                      168,000

Comprehensive income
Exercise of stock options
 and related tax benefits                                6,951,000
Issuance of Class A
 Common Stock for ESPP                                     209,000
Conversion of Preferred
 Stock to Class B
 Common Stock               (28,927)      (29,000)
Purchase of Class A
 Common Stock
Conversion of Class B to
 Class A shares
                           ----------------------------------------------------
Balance at 12/31/00                                     60,300,000     403,000

Transition adjustment
 forward contracts                                                   1,122,000
Net income
Translation adjustment
 foreign currency                                                      (19,000)
Forward contracts                                                   (1,072,000)

Comprehensive income
Exercise of stock options
 and related tax benefits                                  619,000
Issuance of Class A
 Common Stock for ESPP                                     354,000
Purchase of Class A
 Common Stock
Conversion of Class B to
 Class A shares
                           ----------------------------------------------------
Balance at 12/31/01                                   $ 61,273,000  $  434,000
                           ====================================================

                                             Treasury Stock
                            Retained       Number
                            Earnings      of Shares     Amount         Total
Balance at 1/1/99         $ 56,165,000   (525,000)  $ (4,968,000) $ 73,689,000
Net income                  24,928,000                              24,928,000
Translation adjustment
 foreign currency                                                      161,000
                                                                  ------------
Comprehensive income                                                25,089,000
Exercise of stock options
 and related tax benefits                                            1,940,000
Purchase of Class A
 Common Stock                            (198,750)    (4,387,000)   (4,387,000)
Stock Issuance                                                      29,000,000
                          ----------------------------------------------------
Balance at 12/31/99         81,093,000   (723,750)    (9,355,000)  125,331,000

Net income                  38,390,000                              38,390,000
Translation adjustment
 foreign currency                                                      168,000
                                                                  ------------
Comprehensive income                                                38,558,000
Exercise of stock options
 and related tax benefits                                            6,954,000
Issuance of Class A
 Common Stock for ESPP                                                 209,000
Conversion of Preferred
 Stock to Class B
 Common Stock
Purchase of Class A
 Common Stock                            (782,950)   (25,416,000)  (25,416,000)
Conversion of Class B to
 Class A shares
                          ----------------------------------------------------
Balance at 12/31/00        119,483,000 (1,506,700)   (34,771,000)  145,636,000

Transition adjustment
 forward contracts                                                   1,122,000
Net income                  16,616,000                              16,616,000
Translation adjustment
 foreign currency                                                      (19,000)
Forward contracts                                                   (1,072,000)
                                                                  ------------
Comprehensive income                                                16,647,000
Exercise of stock options
 and related tax benefits                                              619,000
Issuance of Class A
 Common Stock for ESPP                                                 354,000
Purchase of Class A
 Common Stock                            (981,700)   (22,362,000)  (22,362,000)
Conversion of Class B to
 Class A shares
                          ----------------------------------------------------
Balance at 12/31/01       $136,099,000 (2,488,400)  $(57,133,000) $140,894,000
                          ====================================================

        See accompanying notes to consolidated financial statements.

               Kenneth Cole Productions, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows

                                               2001        2000        1999
Cash flows from operating activities
Net income                                 $16,616,000 $38,390,000 $24,928,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization               8,131,000   5,308,000   4,698,000
 Impairment of long-lived assets               182,000                 547,000
 Unrealized loss (gain) on deferred
   compensation plan                           147,000   1,066,000  (1,096,000)
 Realized/Unrealized gain on
   marketable securities                      (133,000)    (49,000)
 Provision for doubtful accounts               808,000     270,000   1,344,000
 Benefit for deferred taxes                 (2,799,000) (1,434,000) (2,129,000)
 Changes in operating assets and liabilities:
 (Increase) decrease in due from factors    (2,223,000)    859,000  (7,373,000)
  Decrease (increase)in accounts receivable  1,578,000  (2,397,000) (3,460,000)
  Decrease (increase)in inventories         11,658,000  (2,808,000) (6,596,000)
  Decrease (increase)in prepaid expenses
    and other current assets                   383,000    (881,000)  1,360,000
  Increase in deposits and deferred
    compensation assets                     (3,869,000) (6,731,000) (1,378,000)
 (Decrease) increase in income taxes payable  (732,000)  4,389,000   2,286,000
 (Decrease) increase in accounts payable    (8,756,000)  7,365,000  16,679,000
 (Decrease) increase in accrued expenses
    and other current liabilities           (1,245,000)  4,329,000   5,724,000
  Increase in other non-current liabilities  5,419,000   3,753,000   4,769,000
                                           ----------- ----------- -----------
Net cash provided by operating activities   25,165,000  51,429,000  40,303,000

Cash flows from investing activities
Acquisition of property and equipment, net (10,598,000)(24,079,000) (8,505,000)
Proceeds from sale and purchase
  of marketable securities                   1,624,000  (1,442,000)
                                           ----------- ----------- -----------
Net cash used in investing activities       (8,974,000)(25,521,000) (8,505,000)

Cash flows from financing activities
Proceeds from exercise of stock options        387,000   2,505,000   1,188,000
Proceeds from issuance of stock
  from purchase plan                           354,000     209,000
Proceeds from issuance of stock                                     29,000,000
Principle payments of capital
  lease obligations                           (193,000)   (182,000)   (169,000)
Purchase of treasury stock                 (22,362,000)(25,416,000) (4,387,000)
                                           ----------- ----------- -----------
Net cash (used in) provided by
  financing activities                     (21,814,000)(22,884,000) 25,632,000
Effect of exchange rate changes on cash        (19,000)    169,000     161,000
                                           ----------- ----------- -----------
Net (decrease) increase in cash             (5,642,000)  3,193,000  57,591,000
Cash, beginning of year                     74,608,000  71,415,000  13,824,000
                                           ----------- ----------- -----------
Cash, end of year                          $68,966,000 $74,608,000 $71,415,000
                                           =========== =========== ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                 $    50,000 $    80,000 $   109,000
  Income taxes                             $13,467,000 $22,569,000 $16,812,000

      See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc.
Notes to Consolidated Financial Statements

December 31, 2001


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

5.    Marketable Securities

	The Company records marketable securities as an equity investment which is classified as "trading", and accordingly, is carried on the balance sheet at fair market value. (See Note C)


6.    Inventories

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

	The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as measured by comparing the undiscounted future cash flows to the asset's net book value. Impaired assets are recorded at the lesser of their carrying value or fair value. The Company recorded a non-cash charge of $182,000 for the year ended December 31, 2001 and $547,000 for the year ended December 31, 1999 related to the write down of asset values at the Company's retail stores.

8.  Income taxes

	The Company accounts for income taxes using the liability method. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

9.  Revenue recognition

	Wholesale revenues are recognized at the time merchandise is shipped to customers. Retail store revenues are recognized at the time of sale. Both wholesale and retail store revenues are shown net of returns, discount, and other allowances. The
Company has also entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's net sales.


10. Advertising costs

	The Company incurred advertising costs, including certain in-house marketing expenses, of $16.7 million, $16.8 million and $12.4 million for 2001, 2000 and 1999, respectively. The Company records advertising expense concurrent with the first time the advertising takes place.

11.  Stock-based compensation

	 The Company measures compensation expense for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations.
The Company has adopted disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (see Note I). Dilutive earnings per share includes the effects of employee stock options.

12.  Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133"), which as amended, the Company adopted on January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. (See Note G).

13.  Shipping Costs

In accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees," the Company has included in sales amounts billed to customers for shipping costs. The related cost incurred by the Company has been included in the cost of goods line item on the face of the income statement. Prior periods have been reclassified accordingly.

14.  New Accounting Pronouncements

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

       In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new guidelines, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with these Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will begin applying these pronouncements on January 1, 2002. The adoption of these new pronouncements will not have a material impact on net income.

15.  Reclassifications

	Certain amounts included in the 2000 and 1999 financial statements have been reclassified to conform with the year end
2001 presentation.

Note B   - Due from Factors and Line of Credit Facility

	The Company sells substantially all of its accounts receivable to a factor, without recourse, subject to credit limitations established by the factor for each individual account. Certain accounts receivable in excess of established limits are factored with recourse. Included in amounts due from factors at December
31, 2001 and 2000 are accounts receivable subject to recourse totaling approximately $339,000 and $895,000, respectively. The agreements with the factors provide for payment of a service fee on receivables sold.

	At December 31, 2001 and 2000, the balance due from factor, which includes chargebacks, is net of allowances for returns, discounts, and other deductions of approximately $9,165,000 and $7,780,000, respectively. The allowances are provided for known chargebacks reserved for, but not written off the Company's financial records and for potential future customer deductions based on management's estimates.
	The Company has entered into a Line of Credit Facility (the "Facility") that, as amended, allows for uncommitted borrowings, letter of credits and banker's acceptances subject to individual maximums and in the aggregate, an amount not to exceed the lesser of $25,000,000 or a "Borrowing Base." The Borrowing Base is calculated on a specified percentage of eligible amounts due under factoring arrangements, eligible non-factored accounts receivable, and eligible inventory. Borrowings under the revolving loan portion of the
Facility ("Advances") are due on demand. The Company may pay down and re-borrow at will under the Facility. Advances bear interest at the Alternate Base Rate (defined as the higher of the Prime
Rate or the
Federal Funds in effect at borrowing date plus 1/2 of 1%) or the Note Rate (which will be agreed upon between the lender and the Company). There were no outstanding advances under this agreement at December 31, 2001 or 2000. Amounts available under the Facility at December 31, 2001 were reduced by $3,587,000 to $21,413,000 for open letters of credit.

        In connection with the line of credit, the Company has agreed to eliminate all the outstanding advances under the Facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain assets of the Company.

Note C  - Marketable Securities

	At December 31, 2000, marketable securities in the amount of $1,491,000 are included in prepaid expenses and other current assets on the face of the Balance Sheet. The Company recorded unrealized gains of $44,000 and realized gains of $5,500 during the year ended December 31, 2000, which are included in other income. In 2001, the Company received $1.6 million in proceeds from the sale of all of its remaining marketable securities, which resulted in realized gains of $133,000.


Note D  - Property and Equipment

    Property and equipment consist of the following:

                                                    December 31,
                                                2001          2000
Property and equipment-at cost:
Furniture and fixtures                        $16,831,000   $12,606,000
Machinery and equipment                        10,780,000     9,038,000
Leasehold improvements                         35,631,000    31,831,000
Leased equipment under capital lease              967,000       967,000
                                              -----------   -----------
                                               64,209,000    54,442,000
Less accumulated depreciation and amortization 23,722,000    16,240,000
                                              -----------   -----------
Net property and equipment                    $40,487,000   $38,202,000
                                              ===========   ===========

Note E  - Accrued Expenses and Other Liabilities

	Accrued expenses and other current liabilities consist of the following:

                                                    December 31,
                                                 2001         2000
Rent                                          $ 1,143,000   $   481,000
Compensation                                    4,417,000     7,076,000
Customer credits                                  987,000       729,000
Deferred licensing income                       4,144,000     3,520,000
Other                                           2,796,000     2,910,000
                                              -----------   -----------
                                              $13,487,000   $14,716,000
                                              ===========   ===========


Note F  - Segment Reporting

Kenneth Cole Productions, Inc. has three reportable segments:
Wholesale, Consumer Direct, and Licensing/International. The Wholesale segment designs and sources a broad range of fashion footwear, handbags and accessories and markets its products for sale to more than 4,100 department and specialty store locations and to the Company's Consumer Direct segment. The Consumer
Direct segment markets the broad selection of the Company's branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, e-commerce (at website address www.kennethcole.com and www.reactiononline.com) and catalogs. The Licensing/International segment, through third party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in about 30 apparel and accessories categories for both men and women. The Company maintains control over quality, image and distribution of the licensees to sell to the same channels as those of the Company's Wholesale division. The
Company earns royalties on the licensee's sales of branded product.

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

The Company's reportable segments are business units that offer products to overlapping consumers through different channels of distribution. Each segment is managed separately as well as planning, implementation and results are reviewed internally by the executive management committee.


Financial information of the Company's reportable segments is as follows:

                                            Consumer   Licensing/
                                  Wholesale  Direct  International   Totals
Year Ended December 31, 2001
Revenues                           $197,181  $165,950  $ 23,017     $386,148
Intersegment revenues                31,470                           31,470
Interest income, net                  2,135                            2,135
Depreciation expense                  2,958     5,165         8        8,131
Segment income before
 elimination of intersegment profit,
 unallocated corporate overhead and
 provision for income taxes          22,478     4,352    16,270       43,100
Segment assets                      147,834    52,374     3,394      203,602
Expenditures for long-lived assets    2,002     8,592         4       10,598

Year Ended December 31, 2000
Revenues                           $234,509  $148,239   $23,584     $406,332
Intersegment revenues                29,952                           29,952
Interest income, net                  3,228                            3,228
Depreciation expense                  1,719     3,581         8        5,308
Segment income before
 elimination of intersegment profit,
 unallocated corporate overhead and
 provision for income taxes          42,253    22,088    16,976       81,317
Segment assets                      155,018    57,336     2,852      215,206
Expenditures for long-lived assets   11,621    12,455         3       24,079

Year Ended December 31, 1999
Revenues                           $185,511  $109,800   $16,117     $311,428
Intersegment revenues                23,559                           23,559
Interest income, net                  1,280                            1,280
Depreciation expense                  1,690     2,999         9        4,698
Segment income before
 elimination of intersegment profit,
 unallocated corporate overhead and
 provision for income taxes          23,799    19,120    12,266       55,185
Segment assets                      143,552    32,415     2,720      178,687
Expenditures for long-lived assets    1,269     6,688         1        7,958




The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows:

                                                    2001      2000      1999
Revenues
Revenues for reportable segments                 $386,148   $406,332  $311,428
Intersegment revenues for reportable segments      31,470     29,952    23,559
Elimination of intersegment revenues              (31,470)   (29,952)  (23,559)
                                                 --------   --------  --------
 Total consolidated revenues                     $386,148   $406,332  $311,428
                                                 ========   ========  ========
Income
Total profit for reportable segments             $ 43,100   $ 81,317  $ 55,185
Elimination of intersegment profit                 (7,863)    (9,919)   (7,808)
Unallocated corporate overhead                     (8,317)    (7,416)   (5,481)
                                                 --------   --------  --------
 Total income before provision for income taxes  $ 26,920   $ 63,982  $ 41,896
                                                 ========   ========  ========
Assets
Total assets for reportable segments             $203,602   $215,206  $178,687
Elimination of inventory profit in consolidation   (1,713)    (2,836)   (1,828)
                                                 --------   --------  --------
 Total consolidated assets                       $201,889   $212,370  $176,859
                                                 ========   ========  ========

	Revenues from international customers are less than two percent of the Company's consolidated revenues.

Note G - Foreign Currency Transactions, Derivative Instruments and Hedging Activities

       The Company in the normal course of business, routinely enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currencies. These forward exchange contracts are used to hedge against the Company's exposure to changes in foreign exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation. The Company has therefore classified these contracts as cash flow hedges. The Company had forward exchange contracts of $8,000,000 and $16,000,000 at December 31, 2001 and 2000, respectively. At December 31, 2001, forward exchange contracts have maturity dates through March 2002.
      The Company recorded a transition adjustment gain of approximately $1,122,000 in other comprehensive income to recognize at fair value the derivatives that were designated as cash flow hedging instruments upon adoption of SFAS 133. No components of the contracts are excluded in the measurement of the related hedge effectiveness. The critical terms of the foreign exchange contracts are the same as the underlying forecasted transactions, therefore changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during 2001. At December 31, 2001, the Company's notional $8,000,000 in forward exchange contracts resulted in an unrealized gain of approximately $50,000 which was included as an addition to other comprehensive income in the statement of changes in shareholders' equity and an increase to inventory, the underlying exposure on the balance sheet. The Company expects to reclassify all of the unrealized gain from other comprehensive income into earnings within the next four month period due to the actual executions of foreign exchange contracts to purchase merchandise.

Note H   - Income Taxes

	Significant items comprising the Company's deferred tax assets and liabilities are as follows:

                                                 December 31,
                                              2001         2000
Deferred tax assets:
 Inventory allowances and capitalization    $  605,000   $  631,000
 Allowance for doubtful accounts and
   sales allowances                          1,755,000      677,000
 Deferred rent                               2,653,000    1,836,000
 Deferred compensation                       4,487,000    3,399,000
 Other                                         229,000      160,000
                                            ----------   ----------
                                             9,729,000    6,703,000
Deferred tax liabilities:
 Depreciation                               (1,022,000)    (431,000)
 Undistributed foreign earnings             (1,224,000)  (1,588,000)
                                            ----------   ----------
                                            (2,246,000)  (2,019,000)
                                            ----------   ----------
Net deferred tax assets                     $7,483,000   $4,684,000
                                            ==========   ==========


	The provision (benefits) for income taxes consists of the following:

                                  December 31,
                          2001        2000         1999
Current:
Federal                $12,172,000  $23,322,000  $16,202,000
State and local          1,000,000    3,475,000    2,810,000
Foreign                    117,000       69,000       85,000
                       -----------  -----------  -----------
                        13,289,000   26,866,000   19,097,000
Deferred:
Federal                 (2,750,000)  (1,115,000)  (1,840,000)
State and local           (235,000)    (159,000)    (289,000)
                       -----------  -----------  -----------
                        (2,985,000)  (1,274,000)  (2,129,000)
                       -----------  -----------  -----------
                       $10,304,000  $25,592,000  $16,968,000
                       ===========  ===========  ===========

	The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for 2001, 2000 and 1999 is as follows:

                                                   2001   2000   1999
Federal income tax at statutory rate              35.0%   35.0%  35.0%
State and local taxes, net of federal tax benefit  3.3%    5.0%   5.5%
                                                  -----   -----  -----
                                                  38.3%   40.0%  40.5%
                                                  =====   =====  =====

Note I  - Stock Options Plans and Grants

1. 	1994 stock option plan

	The Company's 1994 Incentive Stock Option Plan, as amended, authorizes the grant of options to employees for up to 3,800,000 shares of the Company's Class A Common Stock. Certain options granted under the Plan vest in one-third increments in each of the first, second and third years following the date of grant, while certain other options vest over five years. Options granted have ten year terms. Non-employee Director options granted have ten year terms and vest 50% on the first anniversary of the date of grant and become fully exercisable at the end of two years.

	The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation
Kenneth Cole Productions, Inc.
Notes to Consolidated Financial Statements (continued)

Note I - Stock Options Plans and Grants (continued)

expense is recognized. Had compensation cost for the stock options been determined based on the fair value at the grant dates for awards under the plan, consistent with the alternative method set forth under SFAS 123, net income and earnings per share would have been reduced by approximately $2,485,000 and $.12, $2,051,000 and $.09 and $1,136,000 and $.06 in 2001, 2000
and 1999, respectively.

	The effects of applying SFAS 123 on this pro forma disclosure may not be indicative of future results. SFAS 123 does not apply to grants prior to 1995, and additional awards in future years may be granted.

	Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rate of 5.0%, 5.8% and 5.55%; 0% dividend yields;
expected volatility factors of 65.5%, 54.6% and 48.5% and expected lives of 5.1, 4.2 and 4.7 years. The weighted-average fair value of options granted during 2001, 2000 and 1999 were $10.85, $15.12 and $13.47.

	The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. As a result of the Company's employee stock options having characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


	The following table summarizes all stock option transactions from December 31, 1998 through December 31, 2001.

                                                Weighted-Average
                                     Shares      Exercise Price
Outstanding at December 31, 1998   1,538,157

Granted                              431,400      $18.93
Exercised                           (143,511)     $ 8.24
Forfeited                            (95,348)     $10.37
                                   ---------
Outstanding at December 31, 1999   1,730,698

Granted                              433,750      $31.10
Exercised                           (274,380)     $ 8.52
Forfeited                            (79,023)     $18.41
                                   ---------
Outstanding at December 31, 2000   1,811,045

Granted                            1,083,550      $18.18
Exercised                            (37,503)     $10.38
Forfeited                            (34,301)     $20.68
                                   ---------
Outstanding at December 31, 2001   2,822,791
                                   =========

    The following table summarizes information concerning currently outstanding and exercisable stock options at December
31, 2001:

             Outstanding Stock Options               Exercisable Stock Options
                                Weighted
                                Average     Weighted               Weighted
                               Remaining    Average                Average
Range of         Outstanding  Contractual   Exercise  Exercisable  Exercise
Exercise Price     Shares        Life        Price      Shares      Price
$ 4.00 to $12.00    808,266   4.65 years    $ 9.36     651,516     $ 8.89
$12.01 to $24.00  1,085,800   8.19 years    $14.48     252,725     $15.77
$24.01 to $36.00    928,725   8.49 years    $27.44      95,244     $30.01


2.	 Stock option grants

	In 1994, the Board of Directors granted non-transferable stock options to an officer of the Company, for the purchase of 334,425 shares of Class A Common Stock at an exercise price of $1.4583
per share.   In 2000, 50,000 options were exercised and at
December 31, 2001 and 2000, 130,000 options were outstanding and exercisable.

Note J  - Benefit Plans

1.	401(k) Plan

	The Company's 401(k) profit-sharing plan covers all non-union employees, subject to certain minimum age and length of service requirements who are permitted to contribute specified percentages of their salary up to the maximum permitted by the Internal Revenue Service. The Company is obligated to make a matching contribution and may make an additional discretionary contribution, as defined. During 2000, the Company amended the plan's matching contribution of 25% of the participant's contribution, up to a maximum of 6% from 4% of the participant's base pay. Contributions to the plan for the years ended December
31, 2001, 2000 and 1999 were approximately $267,000, $200,000 and
$120,000, respectively.

2.	Deferred compensation plan

	The Kenneth Cole Productions, Inc. Deferred Compensation Plan is a non-qualified plan maintained primarily to provide deferred compensation benefits for a select group of "highly compensated employees." The Company accounts for the investments in the deferred compensation plan in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and such investments have been classified as trading.

3.	Supplemental Employee Retirement Plan

	In 2001 and 2000, the Company deposited $1,374,000 and $1,308,000, respectively into Supplemental Executive Retirement Plans ("SERP") for certain key executives. The amounts have been recorded in deposits and sundry on the face of the balance sheet. These plans are nonqualified deferred compensation plans. Benefits payable under these plans are based upon the performance of the individual directed investments from the Company's initial and future contributions. Benefits earned under the SERP begin vesting after 3 years, and become 75% vested after 10 years and fully vested upon the participant retiring at age 60 or later. In addition, SERP participants are covered by life insurance through a portion of the Company's contribution. The value of these investments at December 31, 2001 was $2,234,000 which is included in "Deposits and sundry". The unrealized loss on the investments was recorded as Selling, general and administrative expense within the accompanying statements of income as a general operating expense. In addition, the Company recorded a long term vested benefit obligation of approximately $324,000 within the accompanying balance sheets.

4.	Employee Stock Purchase Plan

	 During 2000, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's Class A Common Stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On March 7, 2000, the Company filed with the Securities and Exchange Commission Form S-8 registering 150,000 shares of Class A Common Stock for the ESPP.
For the year ended December 31, 2001 and 2000, employees purchased 20,074 and 6,652 shares, respectively. Total shares purchased through December 31, 2001 were 26,726.

Note K  - Commitments and Contingencies

1.  Capital lease

	Included in property and equipment are assets held under a capital lease of $967,000 less accumulated amortization of $628,000. At December 31, 2001, future minimum lease payments consist of the following:

2002                                              $235,000
2003                                               177,000
2004                                                     0
2005                                                     0
                                                  --------
Total minimum lease payments                      $412,000
Less amounts representing interest                 (29,000)
                                                  --------
Present value of minimum lease payments            383,000
Less current maturities                           (212,000)
                                                  --------
Capital lease obligation, less current maturities $171,000
                                                  ========

2.  Operating leases

     The Company leases office, retail, and warehouse facilities under non-cancelable operating leases between 5 and 20 years with options to renew at varying terms. Future minimum lease payments for non-cancelable leases with initial terms of one year or more consisted of the following at December 31, 2001:

2002                         $ 20,927,000
2003                           20,337,000
2004                           20,410,000
2005                           19,453,000
2006                           18,459,000
Thereafter                    108,623,000
                             ------------
Total minimum cash payments  $208,209,000
                             ============

In addition, certain of these leases contain rent escalation and require additional percentage rent payments to be made.

	Rent expense for the years ended December 31, 2001, 2000 and 1999 was $26,999,000, $18,477,000 and $13,530,000, respectively.
Sub-tenant rental income for 2001 was $708,000. Future minimum rental income from a subtenant is approximately $711,000 a year for each of the next five years.

3. Letters of credit

	At December 31, 2001 and 2000, the Company was contingently liable for approximately $1,104,000 and $2,029,000 of open letters of credit, respectively. In addition, at December 31, 2001 and 2000, the Company was contingently liable for approximately $2,483,000 of standby letters of credit.

4.  Concentrations

	In the normal course of business, the Company sells to major department stores and specialty retailers and believes that its broad customer base will mitigate the impact that financial difficulties of any such retailers might have on the Company's operations. In 2001 and 2000, the Company had no customer account for more than 10% of net sales.

	The Company sources each of its product lines separately, based on the individual design, styling and quality specifications of such products. The Company primarily sources its products directly or indirectly through manufacturers in Italy, Spain, Brazil, India, China and Korea. The Company attempts to limit the concentration with any one manufacturer. However, approximately 36% and 40% of the dollar value of total handbag purchases by the Company were sourced through one agent utilizing many different factories in China, during 2001 and 2000, respectively. Approximately 44% and 41% of Kenneth Cole and Reaction Kenneth Cole men's footwear purchases were from one manufacturer in Italy utilizing many different factories during 2001 and 2000, respectively. Furthermore, approximately 33% of Kenneth Cole ladies footwear was purchased from one manufacturer in Italy during 2001. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company's production needs.

	At December 31, 2001, the Company had approximately 10% of its employees covered under a collective bargaining agreement with a local union.

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

2.  Preferred stock

The Company's Certificate of Incorporation authorizes the issuance of 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time as determined by the Board of Directors of the
Kenneth Cole Productions, Inc.
Notes to Consolidated Financial Statements (continued)

Note L  - Shareholders' Equity (continued)

Company, without shareholder approval. Such preferred stock may be issued in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors.

3.  Common Stock repurchase

	On Februray 21, 2001, the Board of Directors of the Company authorized management to repurchase, from time to time, an additional 2,000,000 shares up to an aggregate 4,250,000 shares of the Company's Class A Common Stock. As of December 31, 2001, 2,488,400 shares were repurchased in the open market at an aggregate price of $57,133,000 reducing the available shares authorized for repurchase to 1,761,600. The repurchased shares have been recorded as treasury stock..

Note M   - Licensing Agreements

1. Womenswear

	On July 1, 1999, the Company and Liz Claiborne Inc. (along with its subsidiaries and affiliates collectively "Liz
Claiborne") entered into a multi-brand initiative to launch Kenneth Cole Productions, Inc. into the women's apparel market under an exclusive womenswear license agreement. The agreement granted Liz Claiborne rights to manufacture, distribute and sell women's sportswear under the licensed marks of Kenneth
Cole, Kenneth Cole New York, Reaction Kenneth Cole and Unlisted. The initial term is through December 31, 2004, with options to renew through December 31, 2019 based upon Liz Claiborne reaching certain sales thresholds. During these periods, Liz Claiborne is obligated to pay the Company a percentage of net sales based upon the terms of the agreement. Simultaneously with the licensing agreement, Liz Claiborne purchased 1.5 million shares of Kenneth Cole Productions, Inc. Class A Common Stock par value $.01 per share at a price of $19.33 the fair market value at the date of the agreement.

2. Fragrance

	On March 14, 2001, the Company and American Luxury Brands LLC, a division of Givenchy, Inc., which is a wholly owned subsidiary of LVMH Moet Hennessey Louis Vuitton, Inc. (collectively with its subsidiaries and affiliates, "LVMH") entered into a multi-brand initiative to create, distribute and market fragrance and body products worldwide. The agreement covers the trademarks
Kenneth Cole New York, Reaction Kenneth Cole, and Unlisted. The initial term is through December 31, 2007 with options to renew through December 2022 based on LVMH reaching certain sales thresholds during these periods. LVMH is obligated to pay the Company a percentage of net sales based upon the terms of the agreement. The launch is expected for the holiday 2002 season.

3. Children's Apparel

	On May 4, 2001, the Company signed an agreement with Wear Me Apparel Corporation, doing business as Kids Headquarters, to produce boys' and girls' sportswear under the Reaction Kenneth
Cole trademark. The initial term of the agreement is through December 31, 2004 with options to renew through December 31, 2007 based upon certain sales thresholds being met. The Company receives a percentage of net sales from Kids Headquarters. The initial launch is expected for the fall 2002 season.


Note N  - Related Party Transaction

	During 2000, the Company contributed $500,000 to the Kenneth Cole Foundation. The Kenneth Cole Foundation, a not for profit organization, fosters programs to aid primarily in the fields of arts and culture, education, and medical research. In addition, the Board of Directors authorized a $500,000 contribution payable to the Kenneth Cole Productions, Inc. Foundation.

Note O  - Quarterly Financial Data (Unaudited)

 Summarized quarterly financial data for 2001 and 2000 appear below (in thousands, except per share data):

                                First    Second   Third   Fourth
                               Quarter  Quarter  Quarter  Quarter
2001
Net sales                     $ 92,066 $ 82,071 $ 94,979 $ 94,916
Licensing revenue                5,124    5,954    5,916    5,122
Net revenues                    97,190   88,025  100,895  100,038
Gross profit                    43,756   40,321   44,013   40,837
Operating income                 6,452    5,912    9,072    3,349
Net income                       4,554    3,983    5,862    2,217
Earnings per share basic         $0.22    $0.20    $0.30    $0.11
Earnings per share diluted       $0.21    $0.19    $0.29    $0.11

2000
Net sales                     $ 90,627  $85,480 $104,609 $103,997
Licensing revenue                4,036    5,339    6,343    5,901
Net revenues                    94,663   90,819  110,952  109,898
Gross profit                    43,257   40,292   52,770   52,967
Operating income                12,154   10,140   20,564   17,896
Net income                       7,774    6,411   12,926   11,279
Earnings per share basic         $0.37    $0.31    $0.63    $0.55
Earnings per share diluted       $0.35    $0.29    $0.59    $0.52

Signatures

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          KENNETH COLE PRODUCTIONS, INC.

                          By/s/KENNETH D.COLE
                          Kenneth D. Cole
                          Chief Executive Officer

                          Date: March 27, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title               Date



/S/KENNETH D. COLE    Chief Executive Officer and Director  March 27, 2002
Kenneth D. Cole


/PAUL BLUM            Executive Vice President,             March 27, 2002
Paul Blum             President and Director

/S/STANLEY A. MAYER   Executive Vice President,             March 27,2002
Stanley A. Mayer      Chief Financial Officer, Treasurer and Director

/S/DAVID P. EDELMAN   Senior Vice President Finance         March 27, 2002
David P. Edelman      (Principal Accounting Officer)

/S/ROBERT C. GRAYSON  Director                              March 27, 2002
Robert  C. Grayson

/S/DENIS F. KELLY     Director                              March 27, 2002
Denis F. Kelly

/S/PHILLIP B. MILLER  Director                              March 27, 2002
Phillip B. Miller

                     Kenneth Cole Productions, Inc.
                             Schedule II
                    Valuation and Qualifying Accounts
        For the Years Ended December 31, 2001, 2000, and 1999
                                  Balance at    Charged to             Balance
                                  Beginning     Cost and               at End
                                  of Period     Expense   Deductions  of Period
Year ended December 31,2001
Allowance for doubtful accounts $  (550,000) $  (808,000) $683,000 $  (675,000)
Reserve for returns
  and sales allowances           (7,780,000)  (1,385,000)           (9,165,000)
                                -----------  -----------  -------- -----------
                                $(8,330,000) $(2,193,000) $683,000 $(9,840,000)
                                ===========  ===========  ======== ===========
Year ended December 31,2000
Allowance for doubtful accounts $  (554,000) $  (270,000) $274,000 $  (550,000)
Reserve for returns
  and sales allowances           (8,357,000)               577,000  (7,780,000)
                                -----------  -----------  -------- -----------
                                $(8,911,000) $  (270,000) $851,000 $(8,330,000)
                                ===========  ===========  ======== ===========
Year ended December 31,2001
Allowance for doubtful accounts $  (125,000) $(1,344,000) $915,000 $  (554,000)
Reserve for returns
  and sales allowances           (3,300,000)  (5,057,000)           (8,357,000)
                                -----------  -----------  -------- -----------
                                $(3,425,000) $(6,401,000) $915,000 $(8,911,000)
                                ===========  ===========  ======== ===========

                  Kenneth Cole Productions, Inc.

                         Exhibit 21.01
List of Subsidiaries                    State of Incorporation

Cole 57th. St., LLC                        Delaware
Cole 610 Fifth Avenue, LLC                 Delaware
Cole Amsterdam, B.V.                       Amsterdam
Cole Amsterdam, Inc.                       Delaware
Cole Aspen, Inc.                           Delaware
Cole Broadway, Inc.                        New York
Cole Cabazon, Inc.                         California
Cole Camarillo, LLC                        Delaware
Cole Carlsbad, Inc.                        Delaware
Cole Century City, Inc.                    California
Cole Chestnut, Inc.                        Delaware
Cole Clinton, Inc.                         Connecticut
Cole Copley, Inc.                          Massachusetts
Cole Dawsonville, Inc.                     Delaware
Cole Fashion Valley, Inc.                  Delaware
Cole Forum, Inc.                           Delaware
Cole Franklin, Inc.                        Delaware
Cole Galleria, Inc.                        Delaware
Cole Garden State, Inc.                    Delaware
Cole Georgetown, Inc.                      District of Columbia
Cole Grand Central, Inc.                   Delaware
Cole Grant, Inc.                           Delaware
Cole Honolulu, Inc.                        Delaware
Cole Houston, Inc.                         Delaware
Cole Jersey Gardens, LLC                   Delaware
Cole Katy, LLC                             Delaware
Cole Las Vegas, Inc.                       Delaware
Cole Leesburg, Inc.                        Delaware
Cole Michigan Avenue, Inc.                 Delaware
Cole Napa, Inc.                            California
Cole New Orleans, Inc.                     Delaware
Cole Newbury, Inc.                         Massachusetts
Cole Northpark, Inc                        Texas
Cole Oakbrook, Inc.                        Delaware
Cole Orlando, LLC                          Delaware
Cole Pentagon, Inc.                        Virginia
Cole Phipps, Inc.                          Georgia
Cole Pike, Inc.                            Delaware
Cole Productions, Inc.                     Delaware
Cole Reading Outlet, Inc.                  Pennsylvania
Cole Riverhead, Inc.                       Delaware
Cole Roosevelt, Inc.                       New York
Cole Santa Moncia, Inc.                    Delaware
Cole Scottsdale, Inc.                      Delaware
Cole SFC, LLC                              Delaware
Cole Short Hills, Inc.                     New Jersey
Cole Somerset, Inc.                        Michigan
Cole South Beach, Inc.                     Florida
Cole Stanford, Inc.                        California
Cole Tempe, LLC                            Delaware
Cole Tyson, Inc.                           Virginia
Cole Venetian, LLC                         Delaware
Cole Viejo, LLC                            Delaware
Cole Waikele, Inc.                         New York
Cole Walnut Street, Inc.                   Delaware
Cole West Palm Beach, LLC                  Delaware
Cole Westchester, Inc.                     New York
K.C.P.L., Inc.                             Delaware
Kenneth Cole (BVI) Company Limited         British Virgin Islands
Kenneth Cole (BVI) Company, Ltd.           British Virgin Islands
Kenneth Cole Catalog, Inc.                 Virginia
Kenneth Cole Financial Services, Inc.      New Jersey
Kenneth Cole Gilroy, Inc.                  California
Kenneth Cole Productions (LIC), Inc.       Bahamas
Kenneth Cole Productions, LP               Delaware
Kenneth Cole Services, Inc.                Delaware
Kenneth Cole Trading, Inc.                 Delaware
Kenneth Cole Woodbury, Inc.                Delaware
Kenneth Cole, Inc.                         New York
Kenneth Productions, Inc.                  Delaware
Kenth Ltd.                                 Hong Kong
Riveria Holding, LLC                       Delaware

Exhibit 23.01


CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in Registration Statement (Form S-8 No. 33-92094) pertaining to the Kenneth Cole Productions, Inc. 1994 Stock Option Plan and Registration Statement (Form S-8 No. 33-31868) pertaining to the Kenneth Cole Productions, Inc. Employee Stock Purchase Plan of our report dated February 22, 2002, with respect to the consolidated financial statements and schedule of Kenneth Cole Productions, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 2001.



                                        /s/ ERNST & YOUNG LLP



New York, New York
March 27, 2002