Form 10-Q
period 2002-03-31
COLE KENNETH PRODUCTIONS INC
filed 2002-05-14
CIK 921691

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2002


 (  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                            May 10, 2002

Class A Common Stock ( $.01 par value)     11,196,505
Class B Common Stock ( $.01 par value)      8,450,497

                   Kenneth Cole Productions, Inc.
                         Index to 10-Q


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as of March 31, 2002 and
     December 31, 2001....................................................  3

     Condensed Consolidated Statements of Income for the three months ended March 31, 2002 and 2001........................................  5

     Condensed Consolidated Statement of Changes in Shareholders' Equity
     for the three months ended March 31, 2002............................  6

     Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001........................................  7

     Notes to Condensed Consolidated Financial Statements.................  8

Item 2.  Management's Discussion and Analysis of Financial Condition  and
         Results of Operations............................................ 13

Item 3.  Quantitative and Qualitative Disclosure about Market Risk........ 16

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................ 16

Item 2.  Changes in Securities and Use of Proceeds........................ 16

Item 3.  Defaults Upon Senior Securities.................................. 16

Item 4.  Submission of Matters to a Vote of Security Holders.............. 16

Item 5.  Other Information................................................ 16

Item 6. Exhibits and Reports on Form 8-K ................................. 16

Signatures................................................................ 17

            Kenneth Cole Productions, Inc. and Subsidiaries

               Condensed Consolidated Balance Sheets


Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                March 31,      December 31,
                                                  2002             2001
                                               (Unaudited)
Assets
Current assets:
Cash                                           $ 68,445,000    $ 68,966,000
Due from factor                                  36,568,000      28,289,000
Accounts receivable, net                          2,667,000       6,731,000
Inventories                                      40,262,000      30,753,000
Prepaid expenses and other current assets           506,000         873,000
Deferred taxes                                    2,765,000       2,765,000
                                               ------------    ------------
Total current assets                            151,213,000     138,377,000

Property and equipment - at cost, less
 accumulated depreciation                        40,145,000      40,487,000

Other assets:
 Deposits and deferred taxes                     10,874,000      11,022,000
 Deferred compensation plans assets              12,596,000      12,003,000
                                               ------------    ------------
Total other assets                               23,470,000      23,025,000
                                               ------------    ------------
Total assets                                   $214,828,000    $201,889,000
                                               ============    ============

   See accompanying notes to condensed consolidated financial statements.

            Kenneth Cole Productions, Inc. and Subsidiaries

           Condensed Consolidated Balance Sheets (continued)
                                                March 31,      December 31,
                                                  2002             2001
                                               (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                               $ 31,232,000    $ 25,932,000
Accrued expenses and other current liabilities   11,522,000      13,487,000
Income taxes payable                              5,336,000       2,249,000
                                               ------------    ------------
Total current liabilities                        48,090,000      41,668,000

Deferred compensation                            12,596,000      12,003,000
Other                                             7,758,000       7,324,000

Commitments and contingencies

Shareholders' equity:
 Series A Convertible Preferred Stock, par value
  $1.00,1,000,000 shares authorized, none outstanding
 Class A Common Stock, par value $.01, 20,000,000
  shares authorized, 13,675,338 and 13,626,584
  issued in 2002 and 2001                           137,000         136,000
 Class B Common Stock, par value $.01, 9,000,000
  shares authorized, 8,456,097 and 8,498,097
  outstanding in 2002 and 2001                       84,000          85,000
Additional paid-in capital                       61,348,000      61,273,000
Accumulated other comprehensive income              328,000         434,000
Retained earnings                               141,620,000     136,099,000
                                               ------------    ------------
                                                203,517,000     198,027,000
Class A Common Stock in treasury, at cost,
2,488,400 shares in 2002 and 2001               (57,133,000)    (57,133,000)
                                               ------------    ------------
Total shareholders' equity                      146,384,000     140,894,000
                                               ------------    ------------
Total liabilities and shareholders' equity     $214,828,000    $201,889,000
                                               ============    ============

       See accompanying notes to consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

            Condensed Consolidated Statements of Income
                             (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                   2002            2001
Net sales                                        $ 87,290,000  $ 92,298,000
Royalty revenue                                     5,621,000     5,124,000
                                                 ------------  ------------
Net revenue                                        92,911,000    97,422,000
Cost of goods sold                                 49,147,000    53,434,000
                                                 ------------  ------------
Gross profit                                       43,764,000    43,988,000

Selling, general and administrative expenses       35,267,000    37,536,000
                                                 ------------  ------------
Operating income                                    8,497,000     6,452,000

Interest and other income, net                        267,000     1,013,000
                                                 ------------  ------------
Income before provision for income taxes            8,764,000     7,465,000

Provision for income taxes                          3,243,000     2,911,000
                                                 ------------  ------------
Net income                                       $  5,521,000  $  4,554,000
                                                 ============  ============

Earnings per share:
     Basic                                               $.28          $.22
     Diluted                                             $.27          $.21
Shares used to compute earnings per share:
     Basic                                         19,641,000    20,453,000
     Diluted                                       20,403,000    21,540,000

     See accompanying notes to consolidated financial statements.

       Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders' Equity
                           (Unaudited)
                             Class A                 Class B
                          Common Stock            Common Stock
                        Number                   Number
                       of shares     Amount     of shares    Amount
Shareholders' equity
 January 1, 2002        13,626,584  $136,000    8,498,097   $85,000

Net income

Translation adjustments
 foreign currency
 forward contracts

Comprehensive income

Exercise of stock
 options, including
 tax benefit                 1,500

Issuance of Class A
 Common Stock                5,254

Purchase of Class A
 Common Stock

Conversion of Class B
 to Class A shares          42,000     1,000      (42,000)   (1,000)
                        --------------------------------------------
Shareholders' equity
 March 31, 2002         13,675,338  $137,000    8,456,097   $84,000
                        ============================================

                                      Accumulated
                        Additional       Other
                         Paid-in     Comprehensive    Retained
                         Capital        Income        Earnings
Shareholders' equity
 January 1, 2002        $61,273,000   $ 434,000     $136,099,000

Net income                                             5,521,000

Translation adjustments
 foreign currency                       (44,000)
 forward contracts                      (62,000)

Comprehensive income

Exercise of stock
 options, including
 tax benefit                 19,000

Issuance of Class A
 Common Stock                56,000

Purchase of Class A
 Common Stock

Conversion of Class B
 to Class A shares
                        ----------------------------------------
Shareholders' equity
 March 31, 2002         $61,348,000   $ 328,000     $141,620,000
                        ========================================

                              Treasury Stock
                           Number of
                            Shares       Amount           Total
Shareholders' equity
 January 1, 2002          (2,488,400)  $(57,133,000)  $140,894,000

Net income                                               5,521,000

Translation adjustments
 foreign currency                                          (44,000)
 forward contracts                                         (62,000)
                                                      -------------
Comprehensive income                                     5,415,000

Exercise of stock
 options, including
 tax benefit                                                19,000

Issuance of Class A
 Common Stock                                               56,000

Purchase of Class A
 Common Stock

Conversion of Class B
 to Class A shares
                          -----------------------------------------
Shareholders' equity
 March 31, 2002           (2,488,400)  $(57,133,000)  $146,384,000
                          =========================================

See accompanying notes to condensed consolidated financial statements.

            Kenneth Cole Productions, Inc. and Subsidiaries

	     Condensed Consolidated Statements of Cash Flows
                             (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        2002         2001
Cash flows from operating activities
Net income                                             $ 5,521,000  $ 4,554,000
Adjustments to reconcile net income to net cash
 provided by(used in) operating activities:
 Depreciation                                            1,831,000    1,665,000
 Unrealized loss on deferred compensation                  409,000      113,000
 Realized gain on marketable securities                                (133,000)
 Provision for bad debts                                    89,000      110,000
 Changes in assets and liabilities:
  Increase in due from factors                          (8,279,000) (12,308,000)
  Decrease in accounts receivable                        3,975,000    3,207,000
  Increase in inventories                               (9,571,000)  (6,779,000)
  Decrease in prepaid expenses & other current assets      367,000      450,000
  Increase in other assets                                (854,000)  (2,299,000)
  Increase (decrease) in accounts payable                5,300,000   (1,654,000)
  Increase in income taxes payable                       3,092,000       92,000
  Decrease in accrued expenses and
   other current liabilities                            (1,970,000)  (2,372,000)
  Increase in other non-current liabilities              1,083,000    3,081,000
                                                       -----------  -----------
Net cash provided by (used in) operating activities        993,000  (12,273,000)
Cash flows from investing activities
Acquisition of property and equipment, net              (1,489,000)  (3,219,000)
Proceeds from sale of marketable securities                           1,624,000
                                                       -----------  -----------
Net cash used in investing activities                   (1,489,000)  (1,595,000)
Cash flows from financing activities
Proceeds from exercise of stock options                     14,000       92,000
Proceeds from issuance of common stock                      56,000       95,000
Purchases of treasury stock                                         (15,960,000)
Principal payments on capital lease obligations            (51,000)     (45,000)
                                                       -----------  -----------
Net cash provided by (used in) financing activities         19,000  (15,818,000)
Effect of exchange rate changes on cash                    (44,000)       5,000
                                                       -----------  -----------
Net decrease in cash                                      (521,000) (29,681,000)
Cash, beginning of period                               68,966,000   74,608,000
                                                       -----------  -----------
Cash, end of period                                    $68,445,000  $44,927,000
                                                       ===========  ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                             $     8,000  $    27,000
  Income taxes                                         $   495,000  $ 2,627,000

 See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Kenneth Cole Productions, Inc. (the "Company") in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Certain items contained in these financial statements are based on estimates. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated.

Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The consolidated balance sheet at December 31, 2001, as presented, was derived from the audited financial statements as of December 31, 2001 included in the Company's annual report on Form 10-K.

2.  Comprehensive Income

Comprehensive income is comprised of net income, the effect of foreign currency translation and changes in unrealized gains and losses on forward exchange contracts used to hedge merchandise commitments. Comprehensive income amounted to $5,415,000 and $4,430,000 for the three month periods ended March 31, 2002 and 2001, respectively.

3.  Derivative Instruments and Hedging Activities

	The Company, in the normal course of business, routinely enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currencies. These forward exchange contracts are used to hedge against the Company's exposure to changes in foreign exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading of speculation, therefore the Company has classified these contracts as cash flow hedges. The Company had outstanding forward exchange contracts of $5,500,000 at March 31, 2002 with maturity dates through June 2002.


3.  Derivative Instruments and Hedging Activities (continued)

           No components of the Company's contracts are excluded in the measurement of the related hedge effectiveness. The critical terms of the foreign exchange contracts are the same as the underlying forecasted transactions; therefore changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during the period ended March 31, 2002. At March 31, 2002 the Company's notional $5,500,000 in forward exchange contracts resulted in an unrealized loss of approximately $12,000, net of taxes, which was included as an addition to other comprehensive income in the Company's Statement of Changes in Shareholders' Equity and a decrease to inventory, the underlying exposure on the balance sheet. The Company expects to reclassify all of the unrealized loss from other comprehensive income into earnings within the next four month period due to the actual executions of foreign exchange contracts to purchase merchandise.

4.  Earnings Per Share

	The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                 March 31,      March 31,
                                   2002           2001
   Weighted average common
    shares outstanding           19,641,000    20,453,000
   Effect of dilutive securities:
    Stock options                   762,000     1,087,000
   Weighted average common
    shares outstanding and       ----------    ----------
    common share equivalents     20,403,000    21,540,000
                                 ==========    ==========


5.  Segment Information

           The Company has three reportable segments: Wholesale, Consumer Direct and Licensing/International. The Company's reportable segments are business units that offer different products and services or similar products through different channels of distribution. The Wholesale segment is comprised of designing, sourcing and marketing a broad range of quality footwear and handbags for wholesale distribution. The Consumer Direct segment markets the broad selection of the Company's branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, e-commerce (at website addresses www.kennethcole.com and www.reactiononline.com) and catalogs. The Licensing/International segment primarily consists of earning royalties on third party licensee sales of branded products. The Company maintains control over quality and image and allows licensees to sell primarily to the same channels of distribution as those of the Company's wholesale division. The Company earns royalties on the licensee's sales of branded product. The Company evaluates performance and allocates resources based on profit or loss from each segment. The Wholesale segment is evaluated on income from operations before income taxes. The Consumer Direct segment is evaluated on profit or loss from operations before unallocated corporate overhead and income taxes. The Licensing/International segment is evaluated based on royalties
earned and pretax segment profit.   Intersegment sales between the
Wholesale and Consumer Direct segment include a markup, which is eliminated in consolidation.



5.  Segment Information (continued)
Financial information of the Company's reportable segments is as follows (in thousands):

                                             Three Months Ended
                                               March 31, 2002
                                            Consumer  Licensing/
                                  Wholesale  Direct  International   Totals
Revenues from external customers   $ 53,686  $ 33,437   $ 5,788    $ 92,911
Intersegment revenues                 7,842                           7,842
Segment income before elimination of
 intersegment profit, unallocated
 corporate overhead and income taxes  7,997       169     3,794      11,960
Segment assets                      158,683    56,661     1,414     216,758


                                             Three Months Ended
                                               March 31, 2001
                                            Consumer  Licensing/
                                  Wholesale  Direct  International   Totals
Revenues from external customers   $ 55,365  $ 36,579   $ 5,478    $ 97,422
Intersegment revenues                 8,531                           8,531
Segment income before elimination of
 intersegment profit, unallocated
 corporate overhead and income taxes  7,410       763     3,656      11,829
Segment assets                      141,071    58,444     2,578     202,093

The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):

                                                Three Months Ended

                                          March 31, 2002   March 31, 2001
Revenues
Revenues for external customers            $ 92,911         $ 97,422
Intersegment revenues                         7,842            8,531
Elimination of intersegment revenues         (7,842)          (8,531)
                                           --------         --------
  Total consolidated revenues              $ 92,911         $ 97,422
                                           ========         ========
Income
Total profit for reportable segments       $ 11,960         $ 11,829
Elimination of intersegment profit and
 unallocated corporate overhead              (3,196)          (4,364)
                                           --------         --------
  Total income before income taxes         $  8,764         $  7,465
                                           ========         ========
Assets
Total assets for reportable segments       $216,758         $202,093
Elimination of inventory profit in
 consolidation                               (1,930)          (1,964)
                                           --------         --------
  Total consolidated assets                $214,828         $200,129
                                           ========         ========

Revenues from international customers represent less than two percent of the Company's consolidated revenues.

6.  New Accounting Pronouncements

	In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. The Company's adoption of the EITF Issue No. 00-25 on January 1, 2002 impacted net revenue and expense classifications by approximately $ 378,000 and $232,000 for the three months ended March 31, 2002 and 2001, respectively, and did not change net income. Prior periods have been reclassified accordingly.

	In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new guidelines, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with these Statements. Other intangible assets will continue to be amortized over their useful lives. The Company began applying these pronouncements on January 1, 2002, which had no impact on net income.

	In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Company has adopted the provisions of SFAS No. 144 effective January 1, 2002 and such adoption had no impact on net income.

7.  Reclassifications

	Certain amounts included in the Company's 2001 financial statements have been reclassified to conform with the March 31, 2002 presentation.

8.  Other

	The Company, from time to time, is a party to litigation that arises in the normal course of its business operations. The Company presently is not a party to any such litigation that would have a material adverse effect on its business operations.

Item 2. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward Looking - Statements Disclosure

The statements contained in this report which are not historical facts including, without limitation, statements that relate to future performance and/or statements regarding the Company's anticipated results or level of business for 2002 or any other future period, may be deemed to constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including but not limited to, demand and competition for the Company's products, the ability to enter into new product license agreements, changes in consumer preferences or fashion trends, delays in anticipated store openings, dependence on certain large customers and changes in the Company's relationships with vendors and other resources. The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.


Results of Operations

The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenue for the three months ended March 31, 2002 and March 31, 2001.

                                                  Three Months Ended
                                             March 31, 2002    March 31, 2001
Net sales                                   $87,290    94.0%   $92,298   94.7%
Royalty  revenue                              5,621     6.0      5,124    5.3
                                            -------   ------   -------  ------
Net revenue                                  92,911   100.0     97,422  100.0

Gross profit                                 43,764    47.1     43,988   45.2
Selling, general
 & administrative expenses                   35,267    38.0     37,536   38.5
                                            -------   ------   -------  ------
Operating income                              8,497     9.1      6,452    6.7

Interest and other income, net                  267     0.3      1,013    1.0
                                            -------   ------   -------  ------
Income before income taxes                    8,764     9.4      7,465    7.7

Income tax expense                            3,243     3.5      2,911    3.0
                                            -------   ------   -------  ------
Net income                                    5,521     5.9      4,554    4.7
                                            =======   ======   =======  ======

Three Months Ended March 31, 2002 Compared to Three Months Ended
March  31 ,2001

Consolidated net revenues decreased $4.5 million, or 4.6% to $92.9 million for the three months ended March 31, 2002 from $97.4 million for the three months ended March 31, 2001. This decrease is attributable primarily to the factors described below in the sections entitled "Net Sales" and "Licensing Revenue".

NET SALES: Wholesale net sales (excluding sales to its Consumer Direct business segment) decreased $1.7 million, or 3.0% to $53.7 million for the three months ended March 31, 2002 from $55.4 million for the three months ended March 31, 2001. This decrease is primarily attributable to a decrease in sales from Kenneth Cole branded footwear, which faced increased consumer willingness to forego purchases at regular retail prices as consumers instead looked for promotions. This decrease is partially offset by increases in sales of Reaction Kenneth Cole and Unlisted footwear.

Net sales in the Company's Consumer Direct segment decreased
$3.1 million or 8.6% to $33.4 million for the three months ended March 31, 2002, from $36.6 million for the three months ended March 31, 2001. The decrease in net sales is due to a decline in comparable store sales of 16.4%, or $5.4 million partially offset by net sales of $3.3 million in new stores opened 2002 and that portion of 2002 sales for stores not open for all of 2001. The decrease is due to the effects of a promotionally driven and highly competitive retail store environment and less consumer spending due to current economic conditions. Revenues from the Consumer Direct segment as a percentage of net revenue decreased to 36.0% for the three months ended March 31, 2002 from 37.5% for the three months ended March 31, 2001.

LICENSING REVENUE: Royalty revenue increased 9.7% to $5.6 million for the three months ended March 31, 2002 from $5.1 million for the three months ended March 31, 2001. The increase primarily reflects incremental revenues from existing licensees with the most significant increases in women's apparel and watches. In addition, the Company's licensee for Latin America opened several stores in Central and South America, expanding the Kenneth Cole brand in these markets.

GROSS PROFIT: Consolidated gross profit as a percentage of net revenue increased to 47.1% for the three months ended March 31, 2002 from 45.2% for the comparable period last year. The increase is primarily due to higher margins in the Company's Wholesale segment. The gross profit for the Wholesale segment increased significantly as a result of well managed inventories, which lead to fewer markdowns and closeouts. In addition, revenue from the Company's Licensing/International segment, which has nominal associated cost of goods sold, increased as a percentage of net revenues to 6.2% for the three months ended March 31, 2002 from 5.6% for the three months ended March 31, 2001. The Company's Consumer Direct gross profit percentage improved slightly to the comparable period last year and represented 53.2% of net revenues for the three months ended March 31, 2002 compared to 53.4% for the three months ended March 31, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including shipping and warehousing, decreased 6.0% to $35.3 million (or 38.0% of net revenue) for the three months ended March 31, 2002 from $37.5 million (or 38.5% of net revenue) for the three months ended March 31, 2001. This decrease as a percentage of revenue is attributable to the Company's heightened focus on its cost-reduction program in response to the challenging economic environment.

INTEREST AND OTHER INCOME: Interest and other income, net decreased to $0.3 million for the three months ended March 31, 2002 from $1.0 million for the three months ended March 31, 2001. The decrease is due to significant declines in short term interest rates.

INCOME TAXES: The Company's effective tax rate has decreased to 37.0% for the three months ended March 31, 2002 from 39.0% for the three months ended March 31, 2002. The decrease is due to the relative level of earnings in the various state and local taxing jurisdictions in which the Company conducts business.

NET INCOME:  As a result of the foregoing, net income increased
21.2% for the three months ended March 31, 2002 to $5.5 million (5.9% of net revenue) from $4.6 million (4.7% of net revenue) for the three months ended March 31, 2001.

Liquidity and Capital Resources

The Company uses cash from operations as the primary sources of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of merchandise receipts from suppliers, the delivery of merchandise to its customers, and the level of accounts receivable and due from factor balances. At March 31, 2002 and December 31, 2001, working capital was $103.1 million and $96.7 million, respectively.

Cash provided by operating activities was $1.0 million for the three months ended March 31, 2002, compared to cash used in operating activities of $12.3 million for the three months ended March 31,
2001.   The increase in cash flows provided by operating activities is primarily attributable to the timing of payables and remittances.

Net cash used in investing activities decreased to $1.5 million for the three months ended March 31, 2002 from $1.6 million for the three months ended March 31, 2001. Capital expenditures totaled approximately $1.5 million and $3.2 million for the three months ended March 31, 2002 and 2001, respectively. Capital expenditures relate primarily to the Company's retail and outlet store expansion, and corporate office renovation. The net cash used for capital expenditures in 2001 was reduced by $1.6 million of proceeds from the sale of marketable securities.

Net cash provided by financing activities was $19,000 for the three months ended March 31, 2002 compared to net cash used in financing activities of $15.8 million for the three months ended March 31, 2001. This is primarily attributable to the Company not repurchasing shares under its buyback program during the first quarter of 2002 compared to the Company's purchase of 606,700 shares of Class A Common Stock purchased during the first quarter of 2001 at an average price of $26.31 per share.

The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25 million to finance working capital requirements. The Company has no outstanding advances under this line of credit; however, amounts available under the line were reduced by $0.7 million in open letters of credit and $2.5 million standby letters of credit to $21.8 million at March 31, 2002.

During 2000, the Company relocated its corporate headquarters to a larger location in New York City. The Company completed renovations incurring approximately $12.0 million in capital expenditures and expects to incur an additional $6.0 million over the next two years upon turnover of additional space.

The Company believes that it will be able to satisfy its cash requirements for the next year, including requirements for its retail store expansion, corporate office build-out, and enhancements to its information systems, primarily with cash flow from operations, and current cash levels.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe it has a material exposure to market risk. The Company is primarily exposed to currency exchange rate risks with respect to its inventory transactions denominated in Euros. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing foreign exchange forward contracts to hedge its costs on future purchases. The Company does not enter into foreign currency transactions for speculative purposes. At March 31, 2002, the Company had forward exchange contracts totaling $5.5 million with an unrealized loss of approximately $12,000 net of taxes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels, a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's year-to-date and projected 2002 and actual 2001 net income.

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


                                      Kenneth Cole Productions, Inc.
                                               Registrant




May 14, 2002                          /s/ STANLEY A. MAYER
                                      Stanley A. Mayer
                                      Executive Vice President and
                                      Chief Financial Officer