Form 10-Q
period 2002-06-30
COLE KENNETH PRODUCTIONS INC
filed 2002-08-15
CIK 921691

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)
No (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         Class                            August 13, 2002

Class A Common Stock ($.01 par value)      11,291,358
Class B Common Stock ($.01 par value)       8,405,497

                  Kenneth Cole Productions, Inc.
                          Index to 10-Q


Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as of June 30,
     2002 and December 31, 2001..................................3

     Condensed Consolidated Statements of Income for the
     three and six-month periods ended June 30, 2002 and
     2001........................................................5

     Condensed Consolidated Statement of Changes in Shareholders'
     Equity for the six-month period ended June 30, 2002.........6

     Condensed Consolidated Statements of Cash Flows for the
     six-month periods ended June 30, 2002 and 2001..............7

     Notes to Condensed Consolidated Financial Statements........8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................13

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk...................................................18

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings......................................19

Item 2.  Changes in Securities and Use of Proceeds..............19

Item 3.  Defaults Upon Senior Securities........................19

Item 4.  Submission of Matters to a Vote of Security Holders....19

Item 5.  Other Information......................................20

Item 6.  Exhibits and Reports on Form 8-K.......................20

Signatures......................................................21

             Kenneth Cole Productions, Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheets



Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                     June 30,   December 31,
                                                      2002         2001
                                                     (Unaudited)
Assets
Current assets:
 Cash                                                $ 76,095,000 $ 68,966,000
 Due from factor                                       28,586,000   28,289,000
 Accounts receivable, net                               5,378,000    6,731,000
 Inventories                                           50,073,000   30,753,000
 Prepaid expenses and other current assets                487,000      873,000
 Deferred taxes                                         2,765,000    2,765,000
                                                     ------------ ------------
Total current assets                                  163,384,000  138,377,000


Property and equipment - at cost, less
 accumulated depreciation                              39,958,000   40,487,000
Other assets:
 Deposits and deferred taxes                           10,179,000   11,022,000
 Deferred compensation plan assets                     12,525,000   12,003,000
                                                     ------------ ------------
Total other assets                                     22,704,000   23,025,000
                                                     ------------ ------------
Total assets                                         $226,046,000 $201,889,000
                                                     ============ ============


See accompanying notes to condensed consolidated financial statements.

                      Kenneth Cole Productions, Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheets (continued)
                                                     June 30,   December 31,
                                                      2002        2001
                                                    (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                   $ 34,133,000 $ 25,932,000
 Accrued expenses and other current liabilities       18,636,000   15,736,000
                                                    ------------ ------------
Total current liabilities                             52,769,000   41,668,000

Deferred compensation                                 12,525,000   12,003,000
Other                                                  8,134,000    7,324,000

Commitments and contingencies

Shareholders' equity:
 Series A Convertible Preferred Stock par value
 $1.00, per share 1,000,000 shares authorized,
 none outstanding
 Class A Common Stock, par value $.01,per share
 20,000,000 shares authorized, 13,769,094,
 and 13,626,584 issued in 2002 and 2001                  137,000      136,000
 Class B Common Stock, par value $.01,per share
 9,000,000 shares authorized, 8,405,497 and
 8,498,097 outstanding in 2002 and 2001                   84,000       85,000
Additional paid-in capital                            62,068,000   61,273,000
Accumulated other comprehensive income                   424,000      434,000
Retained earnings                                    147,038,000  136,099,000
                                                    ------------ ------------
                                                     209,751,000  198,027,000
Class A Common Stock in treasury, at cost,
 2,488,400 shares in 2002 and 2001                   (57,133,000) (57,133,000)
                                                    ------------ ------------
Total shareholders' equity                           152,618,000  140,894,000
                                                    ------------ ------------
Total liabilities and shareholders'equity           $226,046,000 $201,889,000
                                                    ============ ============

See accompanying notes to condensed consolidated financial statements.

                      Kenneth Cole Productions, Inc. and Subsidiaries
                        Condensed Consolidated Statements of Income
                                      (Unaudited)


                     Three Months Ended         Six Months Ended
                           June 30,                  June 30,
                       2002       2001            2002      2001
Net sales           $ 93,245,000 $ 82,746,000 $180,535,000 $175,044,000
Royalty revenue        6,005,000    5,954,000   11,626,000   11,078,000
                    ------------ ------------ ------------ ------------
Net revenue           99,250,000   88,700,000  192,161,000  186,122,000
Cost of goods sold    53,157,000   47,704,000  102,304,000  101,138,000
                    ------------ ------------ ------------ ------------
Gross profit          46,093,000   40,996,000   89,857,000   84,984,000
Selling, general and
 administrative
 expenses             37,823,000   35,084,000   73,090,000   72,620,000
                    ------------ ------------ ------------ ------------
Operating income       8,270,000    5,912,000   16,767,000   12,364,000
Interest and other
 income, net             330,000      513,000      597,000    1,526,000
                    ------------ ------------ ------------ ------------
Income before
 provision for
 income taxes          8,600,000    6,425,000   17,364,000   13,890,000
Provision for
 income taxes          3,182,000    2,442,000    6,425,000    5,353,000
                    ------------ ------------ ------------- -----------
Net income          $  5,418,000 $  3,983,000 $ 10,939,000 $  8,537,000
                    ============ ============ ============= ===========
Earnings per share:
     Basic                  $.28         $.20         $.56         $.42
     Diluted                $.26         $.19         $.53         $.40

Shares used to compute earnings per share:
     Basic            19,670,000   19,984,000   19,656,000   20,218,000
     Diluted          20,838,000   20,925,000   20,621,000   21,232,000


See accompanying notes to condensed financial statements.

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

Net income

Translation adjustments
 foreign currency
 forward contracts,
  net of taxes

Comprehensive income

Exercise of stock
 options, and related
 tax benefits              40,856

Issuance of Class A
 Common Stock for ESPP      9,054

Conversion of Class B
 shares to Class A
 shares                    92,600       1,000         (92,600)      (1,000)
                      ----------------------------------------------------
Shareholders' equity
 June 30, 2002         13,769,094    $137,000       8,405,497      $84,000
                      ====================================================


                                            Accumulated
                                              Other
                             Additional    Comprehensive    Retained
                           Paid-in Capital    Income        Earnings
Shareholders' equity
 January 1, 2002            $ 61,273,000     $ 434,000      $ 136,099,000

Net income                                                     10,939,000

Translation adjustments
 foreign currency                              (76,000)
 forward contracts,
  net of taxes                                  66,000

Comprehensive income

Exercise of stock options,
 and related tax benefits        681,000

Issuance of Class A
 Common Stock for ESPP           114,000

Conversion of Class B
 shares to Class A shares
                            ---------------------------------------------
Shareholders' equity
 June 30, 2002              $ 62,068,000     $ 424,000      $ 147,038,000
                            =============================================




                                   Treasury Stock
                             Number of
                              Shares      Amount        Total
Shareholders' equity
 January 1, 2002            (2,488,400)   $(57,133,000)  $140,894,000

Net income                                                 10,939,000

Translation adjustments
 foreign currency                                             (76,000)
 forward contracts,
  net of taxes                                                 66,000
                                                          -----------
Comprehensive income                                       10,929,000

Exercise of stock options,
 and related tax benefits                                     681,000

Issuance of Class A
 Common Stock for ESPP                                        114,000

Conversion of Class B
 shares to Class A shares
                            -----------------------------------------
Shareholders' equity
 June 30, 2002              (2,488,400)   $(57,133,000)  $152,618,000
                            =========================================

     See accompanying notes to condensed consolidated financial statements.

                       Kenneth Cole Productions, Inc. and Subsidiaries

                      Condensed Consolidated Statements of Cash Flows
                                         (Unaudited)
                                                      Six Months Ended
                                                           June 30,
                                                    2002          2001
Cash flows from operating activities
Net income                                        $ 10,939,000   $  8,537,000
Adjustments to reconcile net income to net cash
 provided by(used in) operating activities:
  Depreciation and amortization                      3,849,000      3,398,000
  Unrealized loss on deferred compensation             168,000          2,000
  Realized gain on marketable securities                             (133,000)
  Provision for bad debts                              112,000        369,000
Changes in assets and liabilities:
 Increase in due from factors                         (297,000)    (3,961,000)
 Decrease in accounts receivable                     1,241,000      4,149,000
 Increase in inventories                           (19,254,000)    (8,068,000)
 Decrease (increase) in prepaid expenses &
  other current assets                                 386,000     (2,770,000)
 Decrease (increase) in other assets                   153,000     (2,546,000)
 Increase (decrease) in accounts payable             8,201,000     (7,479,000)
 Increase (decrease) in income taxes payable           456,000     (1,526,000)
 Increase (decrease) in accrued expenses
  and other current liabilities                      2,724,000     (1,981,000)
 Increase in other non-current liabilities           1,445,000      4,197,000
                                                  ------------    -----------
Net cash provided by (used in) operating
 activities                                         10,123,000     (7,812,000)
Cash flows from investing activities
Acquisition of property and equipment, net          (3,320,000)    (4,186,000)
Proceeds from sale of marketable securities                         1,624,000
                                                  ------------    -----------
Net cash used in investing activities               (3,320,000)    (2,562,000)
Cash flows from financing activities
Proceeds from exercise of stock options                392,000        310,000
Proceeds from issuance of common stock                 114,000        194,000
Purchase of treasury stock                                        (15,960,000)
Principal payments on capital lease obligations       (104,000)       (93,000)
                                                  ------------    -----------
Net cash provided by (used in) financing
 activities                                            402,000    (15,549,000)
Effect of exchange rate changes on cash                (76,000)        (5,000)
                                                  ------------    -----------
Net increase (decrease) in cash                      7,129,000    (25,928,000)
Cash, beginning of period                           68,966,000     74,608,000
                                                  ------------    -----------
Cash, end of period                               $ 76,095,000   $ 48,680,000
                                                  ============    ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                        $     20,000   $     34,000
  Income taxes                                    $  6,800,000   $  9,986,000


See accompanying notes to condensed consolidated financial statements.

                       Kenneth Cole Productions, Inc. and Subsidiaries
                     Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Kenneth Cole Productions, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain items contained in these financial statements are based on estimates. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements reflect all significant adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated.

Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended
December 31, 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The consolidated balance sheet at December 31, 2001, as presented, was derived from the audited financial statements as of December 31, 2001 included in the Company's Annual Report on Form 10-K.


2.  Comprehensive Income

Comprehensive income is comprised of net income, the effect of foreign currency translation and changes in unrealized gains and losses on forward exchange contracts used to hedge merchandise commitments. Comprehensive income amounted to $10,929,000 and $8,101,000 for the six-month periods ended June 30, 2002 and 2001, respectively. Comprehensive income for the three-month periods ended June 30, 2002 and 2001 amounted to $5,514,000 and $3,671,000, respectively.


3. Derivative Instruments and Hedging Activities

The Company, in the normal course of business, routinely enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currencies. These forward exchange contracts are used to hedge against the Company's exposure to changes in foreign exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation; therefore, the Company has classified these contracts as cash flow hedges. The Company had outstanding forward exchange contracts of $3,250,000 at June 30, 2002 with maturity dates through July 2002.

No components of the Company's contracts are excluded in the measurement of the related hedge effectiveness. The critical terms of the foreign exchange contracts are the same as the underlying forecasted transactions; therefore, changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during the six months ended June 30, 2002. At
June 30, 2002 the Company's notional $3,250,000 in forward exchange contracts resulted in an unrealized gain of approximately $117,000, net of taxes, which was included as an addition to other comprehensive income in the Company's Condensed Consolidated Statement of Changes in Shareholders' Equity and an increase to inventory, the underlying exposure on the balance sheet. The Company expects to reclassify all of the unrealized gain from other comprehensive income into earnings within the next two month period due to the actual executions of foreign exchange contracts to purchase merchandise.


4. Earnings Per Share

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".





                      Three Months Ended     Six Months Ended
                           June 30,                June 30,
                        2002       2001        2002        2001
Weighted average
 common shares
 outstanding           19,670,000  19,984,000 19,656,000  20,218,000
Effect of dilutive
 securities:
 Stock options          1,168,000     941,000    965,000   1,014,000
                       ----------  ---------- ----------  ----------
Weighted average
 common shares
 outstanding and
 common share
 equivalents           20,838,000  20,925,000 20,621,000  21,232,000
                       =============================================


5.   Segment Information

The Company has three reportable segments: Wholesale, Consumer Direct and Licensing/International. The Company's reportable segments are business units that offer different products and services or similar products through different channels of distribution. The Wholesale segment is comprised of designing, sourcing and marketing a broad range of quality footwear and handbags for wholesale distribution. The Consumer Direct segment markets the broad selection of the Company's branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, catalogs and e-commerce (at website addresses www.kennethcole.com and www.reactiononline.com). The Licensing/International segment primarily consists of earning royalties on licensee sales to third parties of branded sales and sourcing fees and royalties of licensee sales to customers in foreign countries. The Company maintains control over quality and image and allows licensees to sell primarily to the same channels of distribution as those of the Company's Wholesale segment. The Company evaluates performance and allocates resources based on profit or loss from each segment. The Wholesale segment is evaluated on income from operations before income taxes. The Consumer Direct segment is evaluated on profit or loss from operations before unallocated corporate overhead and income taxes. The Licensing/International segment is evaluated on royalties earned and pretax segment profit. Intersegment sales between the Wholesale and Consumer Direct segment include a markup, which is eliminated in consolidation.

Revenues from international customers represent less than two percent of the Company's consolidated revenues.

Financial information of the Company's reportable segments is as follows (in thousands):

                                                  Three Months Ended
                                                     June 30, 2002
                                             Consumer  Licensing/
                                  Wholesale   Direct  International   Totals
Revenues from external customers  $  53,449    $ 39,648   $ 6,153    $ 99,250
Intersegment revenues                (8,727)                           (8,727)
Segment Income (1)                    6,600       2,604     3,767      12,971
Segment Assets                      169,686      56,910     1,665     228,261


                                                  Three Months Ended
                                                     June 30, 2001
                                             Consumer  Licensing/
                                  Wholesale   Direct  International   Totals
Revenues from external customers  $  41,564    $ 40,950   $ 6,186    $ 88,700
Intersegment revenues                (8,051)                           (8,051)
Segment Income (1)                    5,459         471     4,425      10,355
Segment Assets                      144,703      54,686     1,272     200,661

                                                  Six Months Ended
                                                     June 30, 2002
                                             Consumer  Licensing/
                                  Wholesale   Direct  International   Totals
Revenues from external customers  $ 107,135    $ 73,085   $ 11,941   $192,161
Intersegment revenues               (16,569)                          (16,569)
Segment Income (1)                   14,597       2,773      7,561     24,931


                                                   Six Months Ended
                                                     June 30, 2001
                                             Consumer  Licensing/
                                  Wholesale   Direct  International   Totals
Revenues from external customers  $  96,929    $ 77,529   $ 11,664   $186,122
Intersegment revenues               (16,582)                          (16,582)
Segment Income (1)                   12,869       1,234      8,081     22,184


(1) Before elimination of intersegment profit, unallocated corporate overhead and income taxes.

The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):



                           Three Months Ended              Six Months Ended
                      June 30, 2002  June 30, 2001  June 30, 2002 June 30,2001
Revenues
Revenues for external
 customers             $ 99,250      $  88,700      $ 192,161     $ 186,122
Intersegment revenues     8,727          8,051         16,569        16,582
Elimination of
 intersegment
 revenues                (8,727)        (8,051)       (16,569)      (16,582)
                       ---------     ----------     ----------    ---------
  Total consolidated
   revenues            $ 99,250      $  88,700      $ 192,161     $ 186,122
                       =========     ==========     ==========    =========
Income
Total profit for
 reportable segments   $ 12,971      $  10,355      $  24,931     $  22,184
Elimination of
 intersegment profit
 and unallocated
 corporate overhead      (4,371)        (3,930)        (7,567)       (8,294)
                       ---------     ----------     -----------   ---------
  Total income before
   income taxes        $  8,600      $   6,425      $  17,364     $  13,890
                       =========     ==========     ===========   =========

Assets
Total assets for
 reportable segments   $228,261      $ 200,661
Elimination of
 intersegment
 inventory profit        (2,215)        (2,528)
                       ---------     ----------
  Total consolidated
   assets              $226,046      $ 198,133
                       =========     ==========


6.  New Accounting Pronouncement

In April 2001, the Financial Accounting Standards Board's Emerging Issues
Task Force("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. The Company's adoption of the EITF Issue No. 00-25 on January 1, 2002 impacted net revenue and expense classifications by approximately $1,006,000 and $907,000 for the six months ended June 31, 2002 and 2001, respectively, and did not change net income. Prior periods have been reclassified accordingly.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and
No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new guidelines, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with these Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these pronouncements on January 1, 2002, and such adoption had no impact on net income.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS
No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002 and such adoption had no impact on net income.


7.  Other

The Company, from time to time, is a party to litigation that arises in the normal course of its business operations. The Company presently is not a party to any such litigation that would have a material adverse effect on its business operations.


8.  Reclassifications

Certain amounts included in the Company's 2001 financial statements have been reclassified to conform to the June 30, 2002 presentation.

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



Results of Operations

The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenue for the three and six months ended June 30, 2002 and June 30, 2001.

                                 Three Months Ended
	                                 June 30,
                                 2002            2001

Net sales                   $ 93,245   93.9%    $ 82,746   93.3%
Royalty revenue                6,005    6.1        5,954    6.7
                            --------  -----      -------   -----
Net revenue                   99,250  100.0       88,700  100.0

Gross profit                  46,093   46.4       40,996   46.2
Selling, general &
 administrative expenses      37,823   38.1       35,084   39.6
                            --------  -----      -------   -----
Operating income               8,270    8.3        5,912    6.6
Interest and other income,
 net                             330    0.4          513    0.6
                            --------  -----      -------   -----
Income before income taxes     8,600    8.7        6,425    7.2
Income tax expense             3,182    3.2        2,442    2.8
                            --------  -----      -------   -----
Net income                     5,418    5.5        3,983    4.4
                            ========  =====      =======   =====



                                     Six Months Ended
	                                    June 30,
                                 2002               2001
Net sales                   $ 180,535  93.9%     $ 175,044   94.0%
Royalty revenue                11,626   6.1         11,078    6.0
                            --------- -----       --------   ----
Net revenue                   192,161 100.0        186,122  100.0

Gross Profit                   89,857  46.8         84,984   45.7
Selling, general &
 administrative expenses       73,090  38.0         72,620   39.0
                            --------- -----       --------   ----
Operating income               16,767   8.8         12,364    6.7
Interest and other income,
 net                              597   0.2          1,526    0.8
                            --------- -----       --------   ----
Income before income taxes     17,364   9.0         13,890    7.5
Income tax expense              6,425   3.3          5,353    2.9
                            --------- -----       --------   ----
Net Income                     10,939   5.7          8,537    4.6
                            ========= =====       ========   ====

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Consolidated net revenues increased $10.6 million or 11.9% to $99.3 million for the three months ended June 30, 2002 from $88.7 million for the three months ended June 30, 2001. This increase is attributable primarily to the factors described below in the sections entitled "Net Sales" and "Licensing Revenue".

NET SALES: Wholesale net sales (excluding sales to the Company's Consumer Direct business segment) increased $11.9 million, or 28.6% for the three months ended June 30, 2002 to $53.4 million from $41.6 million for the three months ended June 30, 2001. This increase is attributable primarily to an increase in sales of the Company's diffusion brands Kenneth Cole Reaction and Unlisted, which limit the Company's exposure to any one price level or channel of distribution. The increase in these brands' sales was offset slightly by a decrease in sales of footwear of the Kenneth Cole New York brand. Net sales in the Company's Consumer Direct segment decreased $1.3 million, or 3.2% to $39.6 million for the three months ended June 30, 2002 from $41.0 million for the three months ended June 30, 2001. The decrease in net sales is due primarily to a decline in comparable store sales of 10.1% or $3.8 million, partially offset by $2.9 million in sales from new stores opened in 2002 and that portion of 2002 sales for stores not open for all of 2001. The decrease is due in part to the economic weakness generally seen throughout the retail and apparel industry and the effects of a promotionally driven and highly competitive retail environment.

LICENSING REVENUE: Royalty revenue increased 0.9% to $6.0 million for the three months ended June 30, 2002 from $5.95 million for the three months ended June 30, 2001. This slight increase in licensing revenues primarily reflects minimum royalties from existing licensees. The Company expects an increase in royalty revenue in the second half of the year as licensee sales exceed their annual contract minimums.

GROSS PROFIT: Consolidated gross profit as a percentage of net revenue increased to 46.4% for the three months ended June 30, 2002 from 46.2% for the three months ended June 30, 2001. The increase is attributable to an increase in the Wholesale segment gross profit on higher sales. The Wholesale segment, which operates at a lower gross margin level than Consumer Direct, as a percentage of net revenue increased to 53.9% for the three months ended June 30, 2002 from 46.9% for the three months ended June 30, 2001. The strong gross margin of the Wholesale segment was the result of the Company's well managed inventory position and good sell-through across the product lines.
The Consumer Direct segment as a percentage of net revenue decreased to 39.9% for the three months ended June 30, 2002 from 46.2% for the three months ended June 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including shipping and warehousing, increased 7.8% to $37.8 million (or 38.1% of net revenues) for the three months ended June 30, 2002 from $35.1 million (or 39.6% of net revenues) for the three months ended June 30, 2001. As noted, these expenses decreased as a percentage of netrevenues, however, primarily attributable to the Company's continued cost-containment programs,initiated during 2001 in response to the challenging economic environment.

INTEREST AND OTHER INCOME: Interest and other income decreased to $330,000 for the three months ended June 30, 2002 from $513,000 for the three months ended June 30, 2001. The decrease is due to lower short-term interest rates.

INCOME TAXES: The Company's effective tax rate has decreased to 37.0% for the three months ended June 30, 2002 from 38.0% for the three months ended June 30, 2001. This is due to the relative level of earnings in the various state and local taxing jurisdictions in which the Company conducts its business.

NET INCOME: As a result of the foregoing, net income increased 36.0% for the three months ended June 30, 2002 to $5.4 million (5.5% of net revenue) from $4.0 million (4.4% of net revenue) for the three months ended June 30, 2001.

Six months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Consolidated net revenues increased 3.2% to $192.2 million for the six months ended June 30, 2002 from $186.1 million for the six months ended June 30, 2001. This increase is attributable primarily to the factors described below in the sections entitled "Net Sales" and "Licensing Revenue".

NET SALES: Wholesale net sales (excluding sales to the Company's Consumer Direct business segment) increased $10.2 million or 10.5% for the six months ended June 30, 2002 to $107.1 million from $96.9 million for the six months
ended June 30, 2001.   The increase is due primarily to increased sales from
Reaction Kenneth Cole and Unlisted brands partially offset by lower sales from Kenneth Cole New York branded footwear, which faced increased consumer willingness to forego purchases at regular retail prices as consumers instead looked for promotions. Net sales in the Company's Consumer Direct segment decreased $4.4 million or 5.7% to $73.1 million for the six months ended
June 30, 2002 compared to $77.5 million for the six months ended
June 30, 2001. The decline in net sales is due to a decrease in comparable store sales of 13.1% or $9.3 million, partially offset by $6.2 million in sales from new stores opened in 2002 and that portion of 2002 sales for stores not open for all of 2001. The remaining decline was due to a net decrease in catalog and internet sales. The Company believes the decrease in net sales in the Consumer Direct segment is due to the effects of a promotionally driven and highly competitive retail store environment and less consumer spending due to current economic conditions. In an effort to overcome these challenges, the Company continues to analyze inventory, focus on product and further scrutinize customer trends.


LICENSING REVENUE: Royalty revenue increased 4.9% to $11.6 million for the six months ended June 30, 2002 from $11.1 million for the six months ended June 30, 2001. This increase is attributable primarily to the incremental revenues in sales of several of the Company's existing licensees,as well as the Company's sales from its Latin American licensee, which opened up several new stores in South and Central America during 2002. Royalty revenue increased as a percentage of net revenues to 6.1% for the six months ended June 30, 2002 from 6.0% for the six months ended June 30, 2001.

GROSS PROFIT: Consolidated gross profit as a percentage of net revenue increased to 46.8% for the six months ended June 30, 2002 from 45.7% for the six months ended June 30, 2001. This increase is primarily due to higher margins in the Company's Wholesale segment as a result of well managed inventories and fewer markdowns. Although the Consumer Direct segment gross profit percentage increased, net sales from the Consumer Direct segment which operates at a higher gross margin level than the Wholesale segment were 38.0% of net consolidated revenue for the six months ended June 30, 2002 compared to 41.7% for the six months ended June 30, 2001. Accordingly, the lower proportion of gross profit attributable to the Consumer Direct segment relative to the Company's total business partially offset the increases in gross profit from the Wholesale and Licensing/International segments as a percentage of consolidated net revenues.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses,including shipping and warehousing, increased 0.6% to $73.1 million (or 38.0% of net revenues) for the six months ended June 30, 2002 from the $72.6 million (or 39.0% of net revenues) for the six months ended
June 30, 2001. As noted, these expenses decreased as a percentage of net revenues, however, primarily attributable to the Company's continued focus on its cost-containment program implemented at the end of last year in response to a challenging economic environment.

INTEREST AND OTHER INCOME: Interest and Other Income decreased $597,000 for the six months ended June 30, 2002 from approximately $1.5 million for the six months ended June 30, 2001. The decrease is the result of significantly declining interest rate returns on cash investments.

INCOME TAXES: The Company's effective tax rate decreased to 37.0% for the six-month period ended June 30, 2002 from 38.5% for the six months ended June 30, 2001. The decrease is due to the relative level of earnings in the various state and local taxing jurisdictions to which the Company's earnings are subject.

NET INCOME: As a result of the foregoing, net income increased 28.1% for the six months ended June 30, 2002 to $10.9 million (5.7% of net revenue) from $8.5 million (4.6% of net revenue) for the six months ended June 30, 2001.


Liquidity and Capital Resources

The Company uses cash from operations as the primary source of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances. At June 30, 2002 and December 31, 2001 working capital was $110.6 million and $96.7 million, respectively.

Cash provided by operating activities was $10.1 million for the six months ended June 30, 2002, compared to $7.8 million used in operating activities for the six months ended June 30, 2001. The increase in cash flow from operations is primarily attributable to an increase in net income of $2.4 million compared to the prior period and the timing of payables offset by an increase in inventory.

Net cash used in investing activities increased $758,000 for the six months ended June 30, 2002 from $2.6 million for the six months ended June 30, 2001 to $3.3 million for the six months ended June 30, 2002. Capital expenditures totaled approximately $3.3 million and $4.2 million for the six months ended June 30, 2002 and 2001, respectively. Capital expenditures for new retail store openings and expansions were approximately $2.4 million and $3.4 million for the six months ended June 30, 2002 and June 30, 2001, respectively. The remaining expenditures were used primarily for information technology and corporate headquarter renovations.

During 2000, the Company relocated its corporate headquarters to a new location in New York City. The Company completed Phase I of its renovations, incurring approximately $12.0 million in capital expenditures and expects to incur an additional $6.0 million over the next two to three years upon turnover of additional space.

Net cash provided by financing activities was $402,000 for the six months ended June 30, 2002 compared to the $15.5 million used in financing activities for the six months ended June 30, 2001. This is primarily attributable to the Company's purchase of 606,700 shares of Class A Common Stock purchased during the six months ended June 30, 2001 at an average price per share of $26.31 under its stock repurchase program compared to no purchases of treasury stock for the six months ended June 30, 2002.

The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25.0 million to finance working capital
requirements.   The Company has no outstanding advances under this line of credit. However, amounts available under the line of credit were reduced by $2.9 million in standby letters of credit and $2.5 million in open letters of credit at June 30, 2002.

The Company believes that it will be able to satisfy its cash requirements for the next year, including requirements for its retail expansion, new corporate office space and information systems improvements, primarily with cash flow from operations and current cash levels.

The foregoing commentary should be considered to fall within the coverage of the "Safe Harbor Statement" under the Private Securities Litigation reform Act of 1995 included in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe it has a material exposure to market risk.
The Company is primarily exposed to currency exchange-rate risks with respect to its inventory transactions denominated in Euros. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing foreign exchange forward contracts to hedge its cost in future purchases. The Company does not enter into foreign currency transactions for speculative
purposes.   At June 30, 2002, the Company had foreign exchange contracts totaling $3.3 million in notional value with an unrealized gain of $117,000, net of taxes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels; a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's year-to-date and projected 2002 and actual 2001 net income.


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings. None

Item 2.  Changes in Securities and Use of Proceeds. None

Item 3.  Defaults Upon Senior Securities. None

Item 4.  Submission of Matters to a Vote of Security Holders.

    (a)Kenneth Cole Productions, Inc. Annual Meeting of Shareholders was held on May 23, 2002.

    (b)Election of Directors- All nominees were elected through proxies solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement, and each of the nominees were elected to hold office until the next Annual Meeting of Shareholders.

    (c)Matters voted on at the Annual Meeting of Shareholders included,
       (i) the election of directors, (ii) amendment to the Stock Option Plan to increase the number of shares authorized for issuance by 1,000,000 and (iii) the ratification of the selection of the independent public accountants for the 2002 fiscal year.

     The results of the election of directors were as follows:

                            FOR          AGAINST/ABSTAIN  BROKER NON-VOTE
     Paul Blum              87,744,246      2,433,798          0
     Kenneth D. Cole        87,823,491      2,354,553          0
     Robert C. Grayson       8,505,675        317,399          0
     Denis F. Kelly          8,525,226        297,848          0
     Philip B. Miller       89,880,611        297,433          0
     Stanley A. Mayer       87,743,604      2,434,440          0


Holders of 11,196,338 shares of Class A Common Stock, and 8,450,497 shares of Class B Common Stock, constituting approximately 94.23% of the shares entitled to vote, were present in person or by proxy at the Annual Meeting of Shareholders. Each record holder of Class A Common Stock is entitled to one vote per share, and each record holder of Class B Common Stock is entitled to 10 votes per share. Holders of Class A Common Stock voted separately to elect Robert C. Grayson and Denis Kelly.

With regard to the amendment of the Kenneth Cole 1994 Stock Option Plan to increase the number of shares authorized, the results were as follows:

   FOR               AGAINST            ABSTAIN    BROKER NON-VOTE
 83,411,913          4,829,424           30,602            0

With regard to the ratification of the appointment of Ernst & Young LLP as the Company's independent certified public accountants, the results were as follows:

   FOR                AGAINST            ABSTAIN    BROKER NON-VOTE
89,889,210            287,297            1,537            0


Item 5.Other Information. None


Item 6.Exhibits and Reports on Form 8-K.

       (a)Exhibits:
          99.1 Certification: Pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

          99.2 Certification: Pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer


       (b)Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kenneth Cole Productions, Inc.
                                   Registrant




August 13, 2002                    /s/STANLEY A. MAYER
                                   Stanley A. Mayer
                                   Executive Vice President and
                                   Chief Financial Officer

Exhibit 99.1

                              CERTIFICATION PURSUANT TO
                               18 U.S.C. SECTION 1350,
                               AS ADOPTED PURSUANT TO
                     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Kenneth D. Cole, Chairman and Chief Executive
Officer of the Company, certify,   pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of Section
   13(a) or 15(d) of the Security Exchange Act of 1934, as amended; and
(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Kenneth D. Cole


Kenneth D. Cole
Chairman and Chief Executive Officer
Kenneth Cole Productions, Inc
August 13, 2002

Exhibit 99.2

                              CERTIFICATION PURSUANT TO
                               18 U.S.C. SECTION 1350,
                               AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Stanley A. Mayer, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d)of the Security Exchange Act of 1934, as amended; and
(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Stanley A. Mayer


Stanley A. Mayer
Executive Vice President and
Chief Financial Officer
Kenneth Cole Productions, Inc
August 13, 2002