Form 10-Q
period 2002-09-30
COLE KENNETH PRODUCTIONS INC
filed 2002-11-13
CIK 921691

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              Form 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                             November 11, 2002

Class A Common Stock ($.01 par value)               11,202,899
Class B Common Stock ($.01 par value)                8,360,497

                   Kenneth Cole Productions, Inc.
                            Index to 10-Q


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

 Condensed  Consolidated  Balance Sheets  as  of  September 30,2002 and
 December 31, 2001........................................................... 3

 Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2002 and 2001................................... 5

 Condensed Consolidated Statement of Changes in Shareholders'Equity for the
 nine-month period ended September 30, 2002.................................. 6

 Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001........................................... 7

 Notes to Condensed Consolidated Financial Statements........................ 8

Item 2.Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................14

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........19

Item 4. Controls and Procedures..............................................19

Part II.  OTHER INFORMATION

Item 1.Legal Proceedings.....................................................20

Item 2.Changes in Securities and Use of Proceeds.............................20

Item 3.Defaults Upon Senior Securities.......................................20

Item 4.Submission of Matters to a Vote of Security Holders...................20

Item 5.Other Information.....................................................20

Item 6.Exhibits and Reports on Form 8-K......................................20

Signatures...................................................................21

Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements

            Kenneth Cole Productions, Inc. and Subsidiaries

                Condensed Consolidated Balance Sheets

                                                   September     December
                                                      30,           31,
                                                     2002          2001
                                                  (Unaudited)
Assets
Current assets:
 Cash                                            $ 57,807,000  $ 68,966,000
 Due from factor                                   47,563,000    28,289,000
 Accounts receivable, net                           9,778,000     6,731,000
 Inventories                                       54,320,000    30,753,000
 Prepaid expenses and other current assets          1,061,000       873,000
 Deferred taxes                                     2,765,000     2,765,000
                                                 ------------  ------------
Total current assets                              173,294,000   138,377,000

Property and equipment - at cost, less
accumulated depreciation                           36,682,000    40,487,000


Other assets:
 Deposits and deferred taxes                       10,172,000    11,022,000
 Deferred compensation plan assets                 11,223,000    12,003,000
                                                 ------------  ------------
Total other assets                                 21,395,000    23,025,000
                                                 ------------  ------------
Total assets                                     $231,371,000  $201,889,000
                                                 ============  ============

          See accompanying notes to condensed consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

          Condensed Consolidated Balance Sheets (continued)
                                                   September     December
                                                      30,           31,
                                                     2002          2001
                                                  (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                $ 39,027,000  $ 25,932,000
 Accrued expenses and other current liabilities    17,075,000    15,736,000
                                                 ------------  ------------
Total current liabilities                          56,102,000    41,668,000

Deferred compensation                              11,223,000    12,003,000
Other                                               8,577,000     7,324,000

Commitments and contingencies

Shareholders' equity:
 Series A Convertible Preferred Stock, par value
  $1.00 per share, 1,000,000 shares authorized,
  none outstanding
 Class A Common Stock, par value $.01, per share,
  20,000,000 shares authorized, 13,820,183 and
  13,626,584 issued in 2002 and 2001                  138,000       136,000
 Class B Common Stock, par value $.01, per share
  9,000,000 shares authorized, 8,405,497
  and 8,498,097 outstanding in 2002 and 2001           84,000        85,000
 Additional paid-in capital                        62,742,000    61,273,000
 Accumulated other comprehensive income               374,000       434,000
 Retained earnings                                153,826,000   136,099,000
                                                 ------------  ------------
                                                  217,164,000   198,027,000
 Class A Common Stock in treasury, at cost,
  2,688,400 and 2,488,400 shares in 2002 and 2001 (61,695,000)  (57,133,000)
                                                 ------------  ------------
Total shareholders' equity                        155,469,000   140,894,000
                                                 ------------  ------------
Total liabilities and shareholders' equity       $231,371,000  $201,889,000
                                                 ============  ============

     See accompanying notes to condensed consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

             Condensed Consolidated Statements of Income
                            (Unaudited)
                               Three Months Ended         Nine Months Ended
                                 September 30,              September 30,
                              2002          2001        2002            2001
Net sales                $115,325,000 $ 95,311,000    $295,860,000 $270,355,000
Royalty revenue             8,195,000    5,916,000      19,821,000   16,994,000
                         ------------ ------------    ------------ ------------
Net revenue               123,520,000  101,227,000     315,681,000  287,349,000
Cost of goods sold         69,299,000   56,882,000     171,603,000  158,020,000
                         ------------ ------------    ------------ ------------
Gross profit               54,221,000   44,345,000     144,078,000  129,329,000

Selling, general and
 administrative expenses   39,266,000   35,273,000     112,356,000  107,893,000
Asset impairment            4,446,000                    4,446,000
                         ------------ ------------    ------------ ------------
Operating income           10,509,000    9,072,000      27,276,000   21,436,000
Interest and other
 income, net                  266,000      382,000         863,000    1,908,000
                         ------------ ------------    ------------ ------------
Income before provision
 for income taxes          10,775,000    9,454,000      28,139,000   23,344,000

Provision for income taxes  3,987,000    3,592,000      10,412,000    8,945,000
                         ------------ ------------    ------------ ------------
Net income               $  6,788,000 $  5,862,000    $ 17,727,000 $ 14,399,000
                         ============ ============    ============ ============
Earnings per share:
    Basic                $        .34 $        .30    $        .90 $        .72
    Diluted              $        .33 $        .29    $        .86 $        .69
Shares used to compute
 earnings per share:
    Basic                  19,690,000   19,840,000      19,667,000   20,092,000
    Diluted                20,665,000   20,418,000      20,636,000   20,961,000


                          See accompanying notes to condensed
                               financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

       Condensed Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)
                                 Class A                    Class B
                              Common Stock               Common Stock
                            Number                      Number
                           of shares    Amount         of shares    Amount
Shareholders' equity
 January 1, 2002            13,626,584   $ 136,000      8,498,097   $ 85,000

Net income

Translation adjustments
 foreign currency
 forward contracts, net
   of taxes

Comprehensive income

Exercise of stock options,
 and related tax benefits
 of $594,000                    89,169       1,000

Issuance of Class A Common
 Stock for ESPP                 11,830

Purchase of Class A
 Common Stock

Conversion of Class B
 shares to Class A shares       92,600       1,000        (92,600)    (1,000)
                            --------------------------------------------------
Shareholders' equity
 September 30, 2002         13,820,183   $ 138,000      8,405,497   $ 84,000
                            ==================================================

                                            Accumulated
                           Additional          Other
                            Paid-in        Comprehensive      Retained
                            Capital            Income         Earnings
Shareholders' equity
 January 1, 2002            $ 61,273,000    $ 434,000      $ 136,099,000

Net income                                                    17,727,000

Translation adjustments
 foreign currency                            (104,000)
 forward contracts, net
   of taxes                                    44,000

Comprehensive income

Exercise of stock options,
 and related tax benefits
 of $594,000                   1,308,000

Issuance of Class A Common
 Stock for ESPP                  161,000

Purchase of Class A
 Common Stock

Conversion of Class B
 shares to Class A shares
                           ----------------------------------------------
Shareholders' equity
 September 30, 2002         $ 62,742,000    $ 374,000      $ 153,826,000
                           ==============================================

                                  Treasury Stock
                              Number of
                               Shares      Amount            Total
Shareholders' equity
 January 1, 2002            (2,488,400)  $(57,133,000)  $ 140,894,000

Net income                                                 17,727,000

Translation adjustments
 foreign currency                                            (104,000)
 forward contracts, net
   of taxes                                                    44,000
                                                        -------------
Comprehensive income                                       17,667,000

Exercise of stock options,
 and related tax benefits
 of $594,000                                                1,309,000

Issuance of Class A Common
 Stock for ESPP                                               161,000

Purchase of Class A
 Common Stock                 (200,000)    (4,562,000)     (4,562,000)

Conversion of Class B
 shares to Class A shares
                            ------------------------------------------
Shareholders' equity
 September 30, 2002         (2,688,400)  $(61,695,000)  $ 155,469,000
                            ==========================================

      See accompanying notes to condensed consolidated financial statements

                 Kenneth Cole Productions, Inc. and Subsidiaries
             Condensed Consolidated Statements of Cash Flows
                             (Unaudited)
                                                       Nine Months Ended
                                                          September 30,
                                                      2002           2001
Cash flows from operating activities
Net income                                        $ 17,727,000  $ 14,399,000
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                      5,528,000     5,372,000
  Asset impairment                                   4,446,000
  Unrealized loss on deferred compensation           1,465,000     1,573,000
  Realized gain on marketable securities                            (133,000)
  Provision for bad debts                              134,000       521,000
  Changes in assets and liabilities:
   Increase in due from factors                    (19,274,000)  (17,960,000)
   (Increase) decrease in accounts receivable       (3,181,000)    1,559,000
   Increase in inventories                         (23,523,000)   (6,708,000)
   (Increase) decrease in prepaid expenses &
    other current assets                              (188,000)      515,000
   Decrease (increase) in other assets                  67,000    (2,831,000)
   Increase (decrease) in accounts payable          13,095,000    (7,868,000)
   Increase (decrease) in income taxes payable         159,000    (1,484,000)
   Increase (decrease) in accrued expenses and
    other current liabilities                        1,761,000    (3,188,000)
   Increase in other non-current liabilities           644,000     3,467,000
                                                  ------------  ------------
Net cash used in operating activities               (1,140,000)  (12,766,000)

Cash flows from investing activities
Acquisition of property and equipment, net          (6,169,000)   (7,839,000)
Proceeds from sale of marketable securities                        1,624,000
                                                  ------------  ------------
Net cash used in investing activities               (6,169,000)   (6,215,000)

Cash flows from financing activities
Proceeds from exercise of stock options                715,000       337,000
Proceeds from issuance of common stock                 161,000       270,000
Purchase of treasury stock                          (4,562,000)  (21,057,000)
Principal payments on capital lease obligations       (158,000)     (143,000)
                                                  ------------  ------------
Net cash used in financing activities               (3,844,000)  (20,593,000)
Effect of  exchange rate changes on cash                (6,000)      (28,000)
                                                  ------------  ------------
Net decrease in cash                               (11,159,000)  (39,602,000)
Cash, beginning of period                           68,966,000    74,608,000
                                                  ------------  ------------
Cash, end of period                               $ 57,807,000  $ 35,006,000
                                                  ============  ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                        $     28,000  $     35,000
  Income taxes                                    $ 11,579,000  $ 10,101,000

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

          Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

          The consolidated balance sheet at December 31, 2001, as presented, was derived from the audited financial statements as of December 31, 2001 included in the Company's Annual Report on Form 10-K.

     2.  Comprehensive Income

       Comprehensive income is comprised of net income, the effect of foreign currency translation and changes in unrealized gains and losses on forward exchange contracts used to hedge merchandise commitments. Comprehensive income amounted to $17,667,000 and $14,740,000 for the nine-month periods ended September 30, 2002 and 2001, respectively. Comprehensive income amounted to $6,738,000 and $6,639,000 for the three-month periods ended September 30, 2002 and 2001, respectively.

     3.   Derivative Instruments and Hedging Activities

          The Company, in the normal course of business, routinely enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currencies. These forward exchange contracts are used to hedge against the Company's exposure to changes in foreign exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation; therefore, the Company has classified these contracts as cash flow hedges. The Company had outstanding forward exchange contracts of $15,000,000 at September 30, 2002 with maturity dates through April 2003.

     3.   Derivative Instruments and Hedging Activities (continued)

       All terms and conditions of the Company's foreign exchange contracts are included in the measurement of the related hedge effectiveness. The critical terms of the foreign exchange contracts are the same as the underlying forecasted transactions; therefore, changes in the fair value of the contracts should be highly effective inoffsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during the nine months ended September 30, 2002. At September 30, 2002, the Company's notional $15,000,000 in forward exchange contracts resulted in an unrealized gain of approximately $94,000, net of taxes, which was included as an addition to other comprehensive income in the Company's Condensed Consolidated Statement of Changes in Shareholders' Equity and an increase to inventory, the underlying exposure on the balance sheet. The Company expects to reclassify all of the unrealized gain from other comprehensive income into earnings within the next two month period due to the actual executions of foreign exchange contracts to purchase merchandise.

     4.   Earnings Per Share

           The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                Three Months Ended      Nine Months Ended
                               September  September    September   September
                               30, 2002   30, 2001     30, 2002    30, 2001
  Weighted average common
   shares outstanding        19,690,000  19,840,000   19,667,000  20,092,000
  Effect of dilutive securities:
   Stock options                975,000     578,000      969,000     869,000
                             ----------  ----------   ----------  ----------
  Weighted average common
   shares outstanding and
   common share equivalents  20,665,000  20,418,000   20,636,000  20,961,000
                             ==========  ==========   ==========  ==========



     5.   Segment Information

       The Company has three reportable segments: Wholesale, Consumer Direct and Licensing/International. The Company's reportable segments are business units that offer different products and services or similar products through different channels of distribution. The Wholesale segment is comprised of designing, sourcing and marketing a broad range of quality footwear and handbags for wholesale distribution. The Consumer Direct segment markets the broad selection of the Company's branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, catalogs and e-commerce (at
     website         addresses         www.kennethcole.com         and
     www.reactiononline.com). The Licensing/International segment primarily consists of earning royalties on licensee sales to third parties of branded products and royalties earned on the purchase and sale of retailers or to consumers in several foreign countries. The Company maintains control over quality and image and allows licensees to sell primarily to the same channels of distribution as those of the Company's Wholesale segment. The Company evaluates performance and allocates resources based on profit or loss from each segment. The Wholesale segment is evaluated on income from operations before income taxes. The Consumer Direct segment is evaluated on profit or loss from operations before unallocated corporate overhead and income taxes. The Licensing/International segment is evaluated on royalties earned and pretax segment profit. Intersegment sales between the Wholesale and Consumer Direct segments include a markup, which is eliminated in consolidation.
     Revenues from international customers represent less than two percent of the Company's consolidated revenues.

     Financial information of the Company's reportable segments is as follows (in thousands):

                                              Three Months Ended
                                              September 30, 2002

                                             Consumer   Licensing/
                                  Wholesale   Direct  International  Totals
Revenues from external customers   $ 75,820  $ 39,340   $ 8,360    $ 123,520
Intersegment revenues                (7,628)                          (7,628)
Segment income (1)(2)                11,467    (3,486)    7,141       15,122
Segment assets                      176,109    55,205     2,408      233,722

                                              Three Months Ended
                                              September 30, 2001

                                             Consumer   Licensing/
                                  Wholesale   Direct  International  Totals
Revenues from external customers   $ 58,574  $ 36,609   $ 6,044    $ 101,227
Intersegment revenues                (7,168)                          (7,168)
Segment income (1)(2)                 8,957      (328)    4,414       13,043
Segment assets                      138,704    58,391     2,674      199,769

                                              Nine Months Ended
                                              September 30, 2002

                                             Consumer   Licensing/
                                  Wholesale   Direct  International  Totals
Revenues from external customers   $ 182,955 $ 112,425  $ 20,301   $ 315,681
Intersegment revenues                (24,197)                        (24,197)
Segment income (1)(2)                 26,064      (713)   14,702      40,053

                                              Nine Months Ended
                                              September 30, 2001

                                             Consumer   Licensing/
                                  Wholesale   Direct  International  Totals
Revenues from external customers   $ 155,503 $ 114,138  $17,708    $ 287,349
Intersegment revenues                (23,750)                        (23,750)
Segment income (1)(2)                 21,826       906   12,495       35,227


 (1) Before elimination of intersegment profit, unallocated corporate overhead and income taxes.
 (2) Segment income for the Consumer Direct segment includes an asset impairment charge of $4.4 million and a gain of $860,000 recorded during the three months ended September 30, 2002.
The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):

                                   Three Months Ended       Nine Months Ended
                                 September   September     September  September
                                  30, 2002    30, 2001     30, 2002   30, 2001
Revenues
Revenues for external customers   $ 123,520  $ 101,227   $ 315,681  $ 287,349
Intersegment revenues                 7,628      7,168      24,197     23,750
Elimination of intersegment revenues (7,628)    (7,168)    (24,197)   (23,750)
                                  ---------  ---------   ---------  ---------
 Total consolidated revenues      $ 123,520  $ 101,227   $ 315,681  $ 287,349
                                  =========  =========   =========  =========
Income
Total profit for
 reportable segments              $  15,122  $  13,043   $  40,053  $  35,227
Elimination of intersegment profit and
 unallocated corporate overhead      (4,347)    (3,589)    (11,914)   (11,883)
                                  ---------  ---------   ---------  ---------
 Total income before income taxes $  10,775  $   9,454   $  28,139  $  23,344
                                  =========  =========   =========  =========
Assets
Total assets for
 reportable segments              $ 233,722  $ 199,769
Elimination of intersegment
 inventory profit                    (2,351)    (2,325)
                                  ---------  ---------
 Total consolidated assets        $ 231,371  $ 197,444
                                  =========  =========

           Kenneth Cole Productions, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                             (Unaudited)

6.  New Accounting Pronouncements

     In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force
("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. The Company's adoption of the EITF Issue No. 00-25 on January 1, 2002 impacted net revenue and expense classifications by approximately $1,208,000 and $1,239,000 for the nine months ended September 30, 2002 and 2001, respectively, and did not change net income. Prior periods have been reclassified accordingly.

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

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Company adopted the provisions of SFAS 144 effective January 1, 2002 and such adoption had no impact on net income (See
Note 7).

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of SFAS 146, however it does not expect that the adoption of this pronouncement will have a material effect on its consolidated results of operations or financial position.



7.  Asset Impairment Charge and Gain

      At September 30, 2002, the Company determined that based upon the current performance and anticipated future outlook of its Rockefeller Center flagship store located in New York City and in
accordance  with SFAS 144, certain fixed assets are impaired.   As  a
result, a pre-tax charge of $4.4 million was recorded during the three months ended September 30, 2002. In addition, the Company recognized a gain as part of cost of goods sold on the income statement in the amount of $860,000 relating to the audit results of its licensees.

8. Other

     The Company, from time to time, is a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation that would have a material adverse effect on its business operations.

9.  Reclassifications

     Certain amounts included in the Company's 2001 financial statements have been reclassified to conform to the September 30, 2002 presentation.
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

      The statements contained in this report that are not historical facts including, without limitation, statements that relate to future performance and/or statements regarding the Company's anticipated results or level of business for 2002 or any other future period, may be deemed to constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including, but not limited to, demand and competition for the Company's products, the ability to enter into new licensee agreements and to open new stores, dependence on certain large customers and changes in the
Company's relationships with vendors and other resources. The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.


Results of Operations

     The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenue for the three and nine months ended September 30, 2002 and September 30, 2001.

                                      Three Months Ended
                                         September 30,
                                    2002              2001
Net sales                  $ 115,325    93.4%    $  95,311     94.2%
Royalty revenue                8,195     6.6         5,916      5.8
Net revenue                  123,520   100.0       101,227    100.0
Gross Profit                  54,221    43.9        44,345     43.8
Selling, general
 & administrative expenses    39,266    31.8        35,273     34.8
Asset impairment               4,446     3.6
Operating income              10,509     8.5         9,072      9.0
Interest income, net             266     0.2           382      0.3
Income before income taxes    10,775     8.7         9,454      9.3
Income tax expense             3,987     3.2         3,592      3.5
Net income                     6,788     5.5         5,862      5.8


                                      Nine Months Ended
                                         September 30,
                                    2002               2001
Net sales                  $ 295,860    93.7%    $ 270,355     94.1%
Royalty revenue               19,821     6.3        16,994      5.9
Net revenue                  315,681   100.0       287,349    100.0
Gross Profit                 144,078    45.6       129,329     45.0
Selling, general
 & administrative expenses   112,356    35.6       107,893     37.5
Asset impairment               4,446     1.4
Operating income              27,276     8.6        21,436      7.5
Interest income, net             863     0.3         1,908      0.6
Income before income taxes    28,139     8.9        23,344      8.1
Income tax expense            10,412     3.3         8,945      3.1
Net income                    17,727     5.6        14,399      5.0

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Consolidated net revenues increased $22.3 million or 22.0% to $123.5 million for the three months ended September 30, 2002 from $101.2 million for the three months ended September 30, 2001. This increase is attributable primarily to the factors described below in the sections entitled "Net Sales" and "Licensing/ International Revenue".

NET SALES: Net sales in the Company's Wholesale segment (excluding sales to the Company's Consumer Direct business segment) increased $17.2 million, or 29.4%, to $75.8 million for the three months ended September 30, 2002 from $58.6 million for the three months ended
September 30, 2001. This increase is attributable primarily to an increase in sales of the Company's diffusion brands Kenneth Cole Reaction and Unlisted. The Company sells its products under these brands at varying price ranges and through multiple distribution channels, thereby limiting the Company's exposure to reductions in sales at any one price level or in a particular channel of distribution. Net sales in the Company's Consumer Direct segment increased $2.7 million, or 7.5% to $39.3 million for the three months ended September 30, 2002 from $36.6 million for the three months ended September 30, 2001. The increase in net sales is due primarily to an increase of $2.7 million in sales from new stores opened in 2002 as well as expansion stores sales and that portion of 2002 sales for stores not open for all of 2001. Comparable store sales decreased 0.6% or $197,000 offset by an increase in internet and catalog sales for the three months ended September 30, 2002. The decrease is due in part to the economic weakness generally seen throughout the retail and apparel industry and the effects of a promotionally driven and highly competitive retail environment.

LICENSING/ INTERNATIONAL REVENUE: Royalty revenue increased $2.3 million, or 38.5% to $8.2 million for the three months ended
September 30, 2002 from $5.9 million for the three months ended September 30, 2001. Royalty revenue increased as a percentage of net revenues to 6.6% for the three months ended September 30, 2002 from 5.8% for the three months ended September 30, 2001. This increase in licensing revenues primarily reflects incremental sales from men's and women's sportswear as well as the launch of the Company's men's and women's fragrance during the third quarter 2002.

GROSS PROFIT: Consolidated gross profit as a percentage of net revenue increased slightly to 43.9% for the three months ended September 30, 2002 from 43.8% for the three months ended September 30, 2001. The increase is attributable to an increase in the Wholesale segment's gross profit on higher sales offset by decreased gross profit in the Consumer Direct segment. The Wholesale segment, which operates at a lower gross profit level than the Consumer Direct segment, as a percentage of net revenue increased to 61.4% for the three months ended September 30, 2002 from 57.9% for the three months ended September 30, 2001, while the Consumer Direct segment as a percentage of net revenue decreased to 31.8% for the three months ended September 30, 2002 from 36.2% for the three months ended September 30, 2001. The strong gross profit of the Wholesale segment resulted primarily from the Company's well-managed inventory position and increased sales across most product lines. The decrease in Consumer Direct gross profit was attributable to lower sales volume in the promotionally driven, highly competitive retail environment, partially offset by a gain of $860,000. This gain included in gross profit resulted from price adjustments on certain products sold to Kenneth Cole retail stores, discovered after conducting audits of certain licensees as part of the Company's rotational licensee audit program.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including shipping and warehousing, increased $4.0 million, or 11.3%, to $39.3 million (or 31.8% of net revenues) for the three months ended September 30, 2002 from $35.3 million (or 34.8% of net revenues) for the three months ended September 30, 2001. Although these expenses increased in actual dollar amount, they decreased as a percentage of net revenues, primarily due to the Company's continued focus on its cost-containment program implemented at the end of 2001 in response to a challenging economic environment that continues to persist.

ASSET IMPAIRMENT: The Company recorded a charge of $4.4 million during the three months ended September 30, 2002 due to a write-down of the leasehold improvements associated with the Company's flagship retail store located at Rockefeller Center in New York City. This charge, which represented 3.6% of net revenues for the three months ended September 30, 2002 is included within operating income.

INTEREST AND OTHER INCOME: Interest and other income decreased $116,000, or 30.4%, to $266,000 million for the three months ended September 30, 2002 from $382,000 for the three months ended September 30, 2001. This decrease is due to lower average short-term interest rates.

INCOME TAXES: The Company's effective tax rate has decreased to 37.0% for the three months ended September 30, 2002 from 38.0% for the three months ended September 30, 2001. This is due to the relative level of earnings in the various state and local taxing jurisdictions in which the Company conducts its business.

NET INCOME: As a result of the foregoing, net income, including an asset impairment charge of $4.4 million and a gain included in gross profit of $860,000, increased $900,000, or 15.8%, to $6.8 million (5.5% of net revenues) for the three months ended September 30, 2002 from $5.9 million (5.8% of net revenues) for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Consolidated net revenues increased $28.3 million, or 9.9 %, to $315.7 million for the nine months ended September 30, 2002 from
$287.4 million for the nine months ended September 30, 2001. This increase is attributable primarily to the factors described below in the sections entitled "Net Sales" and "Licensing/ International Revenue".

NET SALES: Net Sales in the Company's Wholesale segment (excluding sales to the Company's Consumer Direct business segment) increased $27.5 million or 17.7%, to $183.0 million for the nine months ended September 30, 2002 from $155.5 million for the nine months ended
September 30, 2001. The increase is due primarily to increased sales from Reaction Kenneth Cole and Unlisted diffusion brands. The Company sells its products under these brands at varying price ranges and through multiple distribution channels, thereby limiting the Company's exposure to reductions in sales at any one price level or in a particular channel of distribution. Net sales in the Company's Consumer Direct segment decreased $1.7 million or 1.5% to $112.4 million for the nine months ended September 30, 2002 from $114.1 million for the nine months ended September 30, 2001. This decline in net sales is due to a decrease in comparable store sales of $9.5 million, or 9.2%, partially offset by a increase of $8.8 million in sales generated by new stores opened in 2002 as well as expansions store sales and that portion of 2002 sales for stores not open for all of 2001. The remaining decline was due to a net decrease in catalog and internet sales. The Company believes the decrease in net sales in the Consumer Direct segment is due to the effects of a promotionally driven and highly competitive retail store environment and less consumer spending due to current economic conditions. In an effort to overcome these challenges, the Company continues to analyze inventory, focus on product and further scrutinize customer trends.

LICENSING/ INTERNATIONAL REVENUE: Royalty revenue increased $2.8 million, or 16.6% to $19.8 million for the nine months ended
September 30, 2002 from $17.0 million for the nine months ended September 30, 2001. This increase is attributable primarily to the incremental revenues in sales of several of the Company's existing licensees, the Company's sales from its Latin American licensee, which opened up several new stores in South and Central America during 2002 and the launch of its fragrance line of products by the Company's new licensee during the third quarter 2002. Royalty revenue increased as a percentage of net revenues to 6.3% for the nine months ended September 30, 2002 from 5.9% for the nine months ended September 30, 2001.

GROSS PROFIT: Consolidated gross profit as a percentage of net revenue increased to 45.6% for the nine months ended September 30, 2002 from 45.0% for the nine months ended September 30, 2001. This increase is primarily due to higher margins in the Company's Wholesale segment as a result of well managed inventories. The increase in the Wholesale segment gross profit was offset by the decrease in the Consumer Direct segment's gross profit. Net sales from the Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, decreased to 35.6% of net revenue for the nine months ended September 30, 2002 from 39.7% for the nine months ended September 30, 2001. Accordingly, the lower proportion of gross profit attributable to the Consumer Direct segment relative to the Company's total business and the segment's decrease in gross profit percentage partially offset the increases in gross profit from the Wholesale and Licensing/International segments as a percentage of net revenue. The decrease in the Consumer Direct segment's gross profit and its gross profit as a percentage of sales was partially offset by a gain of $860,000 recorded during the three months ended September 30, 2002. This gain, included in gross profit, resulted from price adjustments on certain products sold to Kenneth Cole retail stores, discovered after conducting audits of certain licensees as part of the Company's rotational licensee audit program.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including shipping and warehousing, increased $4.5 million, or 4.1%, to $112.4 million (or 35.6% of net revenues) for the nine months ended September 30, 2002 from $107.9 million (or 37.5% of net revenues)for the nine months ended September 30, 2001. As noted, these expenses decreased as a percentage of net revenue, primarily resulting from the Company's continued focus on its cost-containment program implemented at the end of last year in response to a challenging economic environment.

ASSET IMPAIRMENT: The Company recorded a charge of $4.4 million (1.4% of net revenue) for the nine months ended September 30, 2002 for a write-down of the lease hold improvements associated with the Company's flagship retail store located at Rockefeller Center New York City. The charge is included within operating income.

INTEREST AND OTHER INCOME: Interest and other income decreased approximately $1.0 million, or 54.8%, to $863,000 for the nine months ended September 30, 2002 from approximately $1.9 million for the nine months ended September 30, 2001. The decrease is the result of significantly declining interest rate returns on cash investments.

INCOME TAXES: The Company's effective tax rate decreased to 37.0% for the nine months ended September 30, 2002 from 38.3% for the nine months ended September 30, 2001. The decrease is due to the relative level of earnings in the various state and local taxing jurisdictions to which the Company's earnings are subject.

NET INCOME: As a result of the foregoing, net income, including an asset impairment charge of $4.4 million and a gain of $860,000 included in gross profit, increased $3.3 million, or 23.1%, to $17.7 million (5.6% of net revenue) for the nine months ended September 30, 2002 from $14.4 million (5.0% of net revenue) for the nine months ended September 30, 2001.



Liquidity and Capital Resources

     The Company uses cash from operations as the primary source of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factor balances. At September 30, 2002 and December 31, 2001 working capital was $117.2 million and $96.7 million, respectively.

     Cash used in operating activities was $1.0 million for the nine months ended September 30, 2002, compared to $12.8 million used in operating activities for the nine months ended September 30, 2001. The increase in cash flow from operations is primarily attributable to an increase in net income compared to the prior period, and the timing of payables offset by an increase in inventory.

     Net cash used in investing activities decreased $46,000 to $6.2 million for the nine months ended September 30, 2002. The decrease in net cash used in investing activities for the nine months ended September 30, 2002 was reduced by approximately $1.6 million of proceeds from the sale of marketable securities. Capital expenditures totaled approximately $6.2 million and $7.8 million for the nine months ended September 30, 2002 and 2001, respectively. Capital expenditures for new retail store openings and expansions were approximately $3.1 million and $5.9 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. The remaining expenditures were used primarily for information technology and corporate headquarter renovations.

     During 2000, the Company relocated its corporate headquarters to a new location in New York City. The Company completed Phase I and began Phase II of its renovations, incurring in total approximately $14.0 million in capital expenditures and expects to incur an additional $6.0 million over the next one to two years upon turnover of additional space.

     Net cash used in financing activities was $3.8 million for the nine months ended September 30, 2002 compared to the $20.6 million used in financing activities for the nine months ended September 30, 2001. This is primarily attributable to the Company's purchase of 200,000 shares of Class A Common Stock purchased during the nine months ended September 30, 2002 at an average price per share of $22.81 under its stock repurchase program compared to the purchase of 881,700 shares of treasury stock at a purchase price of $23.88 per share for the nine months ended September 30, 2001.

     The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25.0 million to finance working capital requirements. The Company has no outstanding advances under this line of credit. However, amounts available under the line of credit were reduced by $2.8 million in standby letters of credit and by $2.0 million in open letters of credit at September 30, 2002.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not believe it has a material exposure to market risk. The Company is primarily exposed to currency exchange-rate risks with respect to its inventory transactions denominated in Euros. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing foreign exchange forward contracts to hedge its cost in future purchases. The Company does not enter into foreign currency transactions for speculative purposes. At September 30, 2002, the Company had foreign exchange forward contracts totaling $15.0 million in notional value with an unrealized gain of $94,000, net of taxes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its credit facility. At the Company's borrowing levels; a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's year-to-date and projected 2002 and actual 2001 net income.


Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

Changes in internal controls

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.   None

Item 2. Changes in Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

          99.1 Certification: Pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section      906 of the Sarbanes-Oxley
          Act of 2002- Chief Executive Officer

          99.2 Certification: Pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section    906 of the Sarbanes-Oxley
          Act of 2002- Chief Financial Officer


     (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kenneth Cole Productions, Inc.
                                   Registrant




November 13, 2002                  /s/ STANLEY A. MAYER
                                   Stanley A. Mayer
                                   Executive Vice President and
                                   Chief Financial Officer

                     CERTIFICATIONS PURSUANT TO
            SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

     I, Kenneth D. Cole, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Kenneth Cole Productions, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function) :

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors and material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including the corrective actions with regard to significant deficiencies and material weaknesses.



                         By:  /s/   Kenneth D. Cole
                              ------------------------------
                                    Kenneth D. Cole
                                    Chief Executive Officer



Date:  November 13, 2002

CERTIFICATION


     I, Stanley A. Mayer, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Kenneth Cole Productions, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function) :

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors and material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including the corrective actions with regard to significant deficiencies and material weaknesses.



                         By:  /s/   Stanley A. Mayer
                              ------------------------------
                                    Kenneth D. Cole
                                    Chief Financial Officer



Date:  November 13, 2002

                                                         Exhibit 99.1
                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth D. Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
           (1)  The  Report  fully complies with the requirements  of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kenneth D. Cole

Kenneth D. Cole
Chairman and Chief Executive Officer
Kenneth Cole Productions, Inc.
November 13, 2002

                                                         Exhibit 99.2
                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ending September 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanley A. Mayer, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
           (1)  The  Report  fully complies with the requirements  of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stanley A. Mayer

Stanley A. Mayer
Executive Vice President and
Chief Financial Officer
Kenneth Cole Productions, Inc.
November 13, 2002