Form 10-K
period 2002-12-31
COLE KENNETH PRODUCTIONS INC
filed 2003-03-27
CIK 921691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2002     Commission File No. 1-13082

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (X)

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ( )
No (X)

       Aggregate market value of the voting stock held by nonaffiliates of the registrant as of the close of business on June 28, 2002: $ 303,999,573

      Number  of shares of Class A Common Stock, $.01 par  value, outstanding as of the close of business on
March 26, 2003:  11,150,476

       Number of shares of Class B Common Stock, $.01 par  value, outstanding as of the close of business on
March 26, 2003:  8,291,497

               DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of Form 10-K is incorporated
herein   by  reference  to  the  Registrant's  definitive   proxy
statement to be mailed to the shareholders of the Registrant by April 22, 2003.

                    Kenneth Cole Productions, Inc.
                         TABLE OF CONTENTS

                                                             Page
                              PART I

Item 1  Business                                               3

Item 2  Properties                                            15

Item 3  Legal Proceedings                                     15

Item 4  Submission of Matters to a Vote of Security Holders   15

                              PART II

Item 5  Market for Registrant's Common Equity and Related
        Shareholder Matters                                   16

Item 6  Selected Financial Data                               17

Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                   18

Item 7A Quantitative and Qualitative Disclosures about
        Market Risk                                           24

Item 8  Financial Statements and Supplementary Data           24

Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                   24

                              PART III

Item 10 Directors and Executive Officers of the Registrant    25

Item 11 Executive Compensation                                25

Item 12 Security Ownership of Certain Beneficial Owners
        and Management and Related Shareholder Matters        25

Item 13 Certain Relationships and Related Transactions        25

Item 14 Controls and Procedures                               25

                              PART IV

Item 15 Exhibits, Financial Statement Schedules and
        Reports on Form 8-K                                   26

Item 1.   Business

Important Factors Relating to Forward- Looking Statements

   The  Private  Securities Litigation Reform Act  of  1995  (the
"Act") and Section 21E of the Securities Exchange Act of 1934 provides a safe harbor for forward-looking statements made by or on behalf of Kenneth Cole Productions, Inc. (the "Company"). The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the
Securities  and  Exchange  Commission  and  in  reports  to   the
Company's shareholders. Forward-looking statements generally refer to future plans and performance and are identified by the words "believe," "expect," "anticipate," "plan," "intend," "will," or similar expressions. All statements that express expectations and projections with respect to future matters, including, but not limited to, the launching or prospective development of new business initiatives, future licensee sales growth, store expansion and openings, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance and are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

   There can be no assurance that management's expectations will necessarily come to pass. A number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include, but are not limited to, changes in the domestic and economic conditions or in political, economic or other conditions affecting foreign operations and sourcing demand and competition for the Company's products, changes in consumer preferences on fashion trends, delays in anticipated store openings and changes in the Company's relationship with its suppliers and other resources. This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, readers of this Annual Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General

  Kenneth Cole Productions, Inc., incorporated in September 1982, designs, sources and markets a broad range of fashion footwear and handbags and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Reaction Kenneth Cole and Unlisted brand names. The Company's products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole. These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends. The combination of basics and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

   The Company markets its products to more than 4,500 department and specialty store locations, as well as through its Consumer Direct business, which includes an expanding base of retail and outlet stores, consumer catalogs and interactive websites, including on-line e-commerce. The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men's, women's and children's footwear, handbags, apparel and accessories), prices (from ''better'' to ''moderate'') and styling. The Company believes the diversity of its product mix provides balance to its overall product sales and business planning and increases sales opportunities to wholesale customers who do not carry the Company's full range of products.

   The popularity of the Kenneth Cole brand names among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements and offers through these agreements a lifestyle collection of men's product categories including tailored clothing, dress shirts, sportswear, neckwear, briefcases, portfolios, jewelry, belts, leather and fabric outerwear, sunglasses, optical eyewear, watches, luggage, hosiery and small leather goods. Women's product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, optical eyewear, watches, jewelry and luggage. In addition, during 2002 the Company launched men's and women's fragrances under the Kenneth Cole New York brand and boys' apparel under the Reaction Kenneth Cole, further broadening the Kenneth Cole lifestyle collection.

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

   Wholesale. By strengthening and streamlining its department store distribution channels, the Company continues to reinforce the segmentation of its three brands at wholesale, promoting even greater growth capability for each of its brands in the future. This approach will facilitate the broadening of product offerings, attract new customers and further enable the Company to address a wider variety of customers' needs, both domestically and internationally. By combining retail and wholesale merchandising functions, the Company is in a better position to respond quickly to market changes, thereby enabling each wholesale division to deliver appropriate fashions in a more timely and effective manner. This approach has been effective in maintaining the strength of the Kenneth Cole New York and Reaction Kenneth Cole branded footwear businesses in a difficult and challenging environment.

   Consumer Direct. The Company's Consumer Direct segment, which operates full price retail and outlet stores, as well as catalogs and e-commerce websites, affords significant growth potential while simultaneously complementing the Company's existing Wholesale and Licensing businesses. The Company believes that the sale of footwear, handbags and licensed products through its consumer direct channels of distribution increases consumer awareness of the Company's brands, reinforces the Company's image and builds brand equity. Wholesale customers in cities with a Kenneth Cole retail presence have consistently performed better than wholesale customers in cities without a Kenneth Cole retail presence.

   The Company continues to pursue opportunities to expand its retail store operations. As of December 31, 2002, the Company operated 80 specialty retail and outlet stores as compared with 77 stores as of December 31, 2001. The Company plans to open or expand approximately 5 to 9 stores in 2003, expanding retail square footage by approximately 10%. This anticipated expansion includes outlet stores, which provide opportunities for the Company to sell excess and out-of-season merchandise. To accommodate the Company's diversity of product offerings, the Company continues to open stores on an opportunistic basis as well as expand smaller current locations where retail space is available. The Company believes that its retail stores will generate increased sales and profitability as the stores allow for a true cross-section of both Company and licensee products, enabling the Company to present the broad lifestyle offering that consumers want to see. As it expands its retail business, the Company expects to realize certain economies in several selling and administrative expense areas.

  In an effort to capitalize on opportunities and reduce business risk, the Company opened Reaction Kenneth Cole retail stores. The Company currently operates two Reaction Kenneth Cole stores as of December 31, 2002 and expects to open additional Reaction Kenneth Cole stores in 2003. The Company believes this model provides significant growth potential since the Reaction Kenneth Cole brand enjoys strong consumer support as evidenced by growth at retail through the Company's wholesale operations and expansion of the Company's licensee product categories within the brand.

   The Company continues to invest in the enhancement, visual presentation and development of its websites to capitalize on the growth of its e-commerce and emerging technologies. The Company believes that web-based transactions will contribute to the Company's future, both as a source of consumer information and as a generator of new revenue. Among other things, the websites are designed to create additional revenues through a new distribution channel, build brand equity, fortify image, increase consumer awareness, improve customer service, provide entertainment and promote supporting causes the Company believes are important to its customers. The Company has strengths in its existing capabilities in customer service, including multiple toll-free telemarketing lines, merchandising, catalog, fulfillment and e-commerce. Accordingly, the Company believes it has a strategic advantage over companies that do not support or continually improve on emerging technologies to compliment their consumer direct businesses.

   In  addition  to  seasonal  image  campaigns  via  traditional advertising media, the Internet has enabled the Company to communicate directly with its customers and have its customers communicate directly with the Company. The Company's use of its websites to capture and process this relevant market data on its consumer base provides a greater understanding of its customers and market trends. The Company believes this dynamic relationship is invaluable for building customer loyalty. Further, the Company's internet presence through multiple websites has enabled the creation of a substantial e-mail database by which the Company's marketing and customer service departments regularly interact with its existing and new consumers on-line.

  Licensing/International. The growing strength of the Company's three brands, Kenneth Cole New York, Reaction Kenneth Cole and Unlisted, provides opportunities, through licensing agreements, to expand into new product categories and broaden existing distribution channels. Licensed product sales continued to grow and represent about half of the Company's brand sales at retail. Many of the existing licensee businesses are still relatively small in their individual product classifications and the Company believes they hold impressive growth potential.

    The   Company  chooses  its  licensing  partners  with  care,
considering many factors, including the strength of their sourcing and distribution abilities, thereby attempting to maintain the same value and style that Kenneth Cole customers have come to expect. During 2001, the Company grew its market share in both men's and women's apparel businesses and began to penetrate new price tiers with Reaction Kenneth Cole branded products during 2002. The Company believes that women's apparel will further define and enhance the Company's brands, improving its ability to deliver exactly what the Company's customers seek. Menswear has sustained growth despite difficult economic conditions along with many accessory categories even as these businesses mature. Based on the Company's successful move into the children's wholesale footwear market, Reaction Kenneth Cole boy's apparel was launched during Fall 2002, which will be followed by girls' apparel. The Company also launched fragrances worldwide with a division of LVMH Moet Hennessy Louis Vuitton ("LVMH") during the Holiday 2002 season that it believes will bring greater consumer acceptance to its brands both domestically and internationally. The Company believes LVMH's global marketing strength is a strategic extension of the Company's
ability   to  increase  its  brand  awareness  through  licensing
partnerships.       During  2002,  the  Company  began  licensing
operations in the United Kingdom and Korea, while expanding its retail store presence in Asia and Latin America through its current licensee partners. Internationally, the Company is committed to strategically further expanding its product classifications and to continue to build growth through brand awareness and diversity. The Company believes its strategic licensing relationships are essential to the growth of the Company both domestically and abroad as a lifestyle branded franchise.

   The  Company's brands are currently licensed for  a  range  of
products    consistent    with   the   Company's    image    (see
"Licensing/International" in Item 1).

Products

   The Company markets its products principally under its Kenneth Cole New York, Reaction Kenneth Cole and Unlisted brand names; each targeted to appeal to different consumers. The Company believes that the Kenneth Cole brand name has developed into a true aspirational lifestyle brand, and while it has similar designer cache as other international designer brands, it has value credibility most do not.

  Kenneth Cole New York

   Kenneth Cole New York products are designed for the fashion conscious consumer and reflect the relaxed urban sophistication that is the hallmark of the Kenneth Cole New York image. The distinctive hip styling of this line has established Kenneth Cole as a fashion authority for sophisticated men and women who are seeking a value alternative to other designer brands. As a result of strong brand recognition and a reputation for style, quality and value, the Company believes that Kenneth Cole New York has become a core resource for better department and specialty stores, and continues to provide significant growth opportunities. The Kenneth Cole New York product offering has evolved from a very trendy line into one with broad appeal, including both fashion-forward styling and core basics. The Company continues to leverage the strength of its name through brand extensions (e.g., Kenneth Cole Collection), in-store shops and the licensing of many new product categories.

  Kenneth Cole New York men's footwear, primarily manufactured in Italy, is designed as contemporary, comfortable fashion footwear and is sold to the bridge-designer market at retail price points ranging from approximately $140 to $225. As versatile as it is sophisticated, Kenneth Cole New York men's footwear may be worn to work, for special occasions or on weekends with casual clothes.

   Kenneth Cole New York women's footwear, primarily manufactured in Italy, includes sophisticated and elegant dress, casual and special occasion (e.g., bridal) footwear that is sold to the bridge-designer market at retail price points ranging from approximately $100 to $225. Women's footwear is constructed by fine leather craftsmen to allow the customer high quality designer styling with value for the fashion conscious woman at work or in social gatherings.

   Kenneth Cole New York handbags are sleek designer bags offered at affordable prices, generally made of quality leathers and sold to the bridge-designer market at retail price points ranging from approximately $90 to $200. The seasonal line includes certain updated styles that offer the customer high fashion bags, which are accompanied by tailored career bags for the sophisticated urban consumer.

     Reaction Kenneth Cole

   Reaction Kenneth Cole consists of a variety of product classifications, which address the growing trend toward flexible lifestyle dressing. Originally introduced as a comfort-oriented casual line, Reaction Kenneth Cole now includes more dressy styles. Reaction Kenneth Cole women's footwear is designed for the workplace as well as outside the office, with an emphasis on comfort, versatility, contemporary styling and value. It is targeted to compete in the largest single category of footwear sold in department stores, women's "better", and the majority of the line retails primarily in the $60 to $100 price range. Reaction Kenneth Cole men's footwear combines fashionable and versatile styling with affordable pricing and is positioned in the fastest growing classification in the men's market as consumer preferences lean away from athletic constructed footwear toward regular constructed footwear. This line retails approximately in the $80 to $135 price range.

    Reaction Kenneth Cole handbags are designed to be multifunctional with a contemporary look and are primarily made of leather and non-leather technical fabrications, such as nylon, microfiber and canvas. Reaction Kenneth Cole handbags are one of the fastest growing product classifications and have been created to meet the varying needs of the Company's customers. This line generally retails at price points ranging from approximately $30 to $80.

    Reaction Kenneth Cole children's footwear, primarily manufactured in Brazil and China, includes dress and casual footwear sold at price points ranging from $35 to $50 and is targeted to boys and girls ages 6 to 12, who the Company believes are making more of their own fashion choices than ever before. The Company believes that the expansion into children's footwear is a natural extension of its footwear business and that its use of styles based upon successful performers in its existing men's and women's styles, greatly enhances the likelihood of product performance. The success of children's footwear has led the Company to introduce Reaction Kenneth Cole toddler footwear which has retail price points around $45. This addition has improved its retail presence and has further penetrated the children's Reaction Kenneth Cole brand in the marketplace.

  Unlisted

   Unlisted products are designed and targeted to the younger, trendier consumer market, the country's largest consumer base of fashion merchandise. The Unlisted brand was developed to expand the Company's sales into a younger, more moderately priced business and includes men's and women's casual and dress shoes each season.

   Unlisted footwear provides the young consumer with a wide selection of footwear with contemporary styling and quality at affordable prices. Unlisted women's footwear includes not only fashion styles, but also evening styles, basic pumps and loafers that generally retail at price points ranging from $35 to $75 with approximately 60 styles per season. Unlisted men's footwear continues brand penetration through additional door expansion, continuing its strong growth, capitalizing on the large youth consumer base. The line includes casual and evening assortments with a variety of fashion styles to compliment the selection of approximately 50 styles per season. Unlisted men's footwear is expected to appeal to a broader young men's market with shoes that range at retail price points from $50 to $90.


Business Segments

    The Company primarily distributes its products through Wholesale and its own Consumer Direct distribution channels. During the periods presented below, the percentage of net revenues contributed by the Company's business segments were as follows:

                                  Year Ended
                                 December 31,
                           2002   2001    2000
Wholesale                   55%     51%     58%
Consumer Direct             38      43      36
Licensing/International      7       6       6
                          -----   -----   -----
Total                      100%    100%    100%
                          =====   =====   =====

Wholesale Operations

   The Company strives to provide affordable fashion footwear, handbags and accessories with consistent marketing and management support to its wholesale customers. The Company provides this support by producing strong image driven advertising, offering creative quality products and maintaining adequate inventory levels of new products as well as products included in the Company's open stock program. The Company employs a sales force as well as corporate account specialists to sell its products and to manage its relationships with its wholesale customers, including analyzing and monitoring their selling information. The Company has increased the size of its corporate account specialist's staff during 2002 and anticipates continued build up in 2003, as it believes its investment in account specialists is essential to the maintenance and growth of its wholesale businesses.

   The Company's products are distributed to more than 1,700 wholesale accounts for sale in more than 4,500 store locations in the United States. The Company markets its branded products to major department stores and chains, such as the department store divisions of Target Corporation (Marshall Fields), Dillard Department Stores, Inc., Federated Department Stores (including Macy's, Bloomingdales, and Burdines) and upscale specialty retailers, including Saks Fifth Avenue and Nordstrom, Inc. In addition, the Company sells out-of-season branded products and overruns through the Company's outlet stores and to off-price retailers. The Company also sells its products, directly or through distributors, to customers in various international markets including Canada, United Kingdom, Mexico, Hong Kong, Taiwan, South Korea, the Philippines, Singapore, Latin and parts of South America and the Caribbean.

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

  Private Label

   The Company also designs, develops and sources private label footwear and handbags for selected retailers. These private label customers include major retailers that do not purchase the Company's brands. The Company's private label business requires minimal overhead and capital because the Company does not incur any costs related to importing, shipping or warehousing of inventory, all of which are borne by the private label customer.


Consumer Direct Operations

   Retail Operations

   The Company continues to pursue opportunities to enhance and expand its retail operations. At December 31, 2002, the Company operated 47 specialty retail stores and 31 outlet stores under the Kenneth Cole New York name and two specialty retail stores under the Reaction Kenneth Cole name.

   The Company believes its specialty retail stores develop consumer recognition of its brand names, provide a showcase for Kenneth Cole branded products marketed by the Company and its licensees and enhance the Company's overall profitability. The Company believes that these stores complement its wholesale business by building brand awareness. In addition, Kenneth Cole retail stores enable the Company to reach consumers who prefer the environment of a specialty store. Due to the success of its Kenneth Cole stores and the success of Reaction at wholesale, the Company opened its first Reaction stand-alone store in New York City during the second half of 2001 followed by a second store in Florida during 2002. Approximately 30% of the Company's retail store products are sourced exclusively for such stores to differentiate the product mix of its stores from that of its wholesale customers. The Company opened two retail stores and closed one store in 2002 and plans to open or expand four to six new retail stores in 2003.

   The Company's outlet stores enable it to sell a portion of its excess wholesale, retail and catalog inventory in a manner that it believes does not have an adverse impact on its wholesale customers and the Company's retail operations. The Company generally does not make a style available in its outlet stores or to off-price retailers until wholesale customers have taken their first markdown on that style. The Company anticipates that it will require additional outlet stores as higher levels of sales are achieved and additional retail stores are opened. The Company opened two outlet stores in 2002 and has plans to open or expand one to three outlet stores in 2003.

   The success of the Company's new and existing stores will depend on various factors, including the ongoing Middle East war, the possibility of additional terrorist attacks and general economic and business conditions affecting consumer spending, the acceptance by consumers of the Company's retail concept, the ability of the Company to manage successfully such expansion, hire and train personnel, the availability of desirable locations, the negotiation of acceptable lease terms for new locations and the expansion of the Company's management information systems to support the growth of its retail operations. The Company believes that its retail stores further enhance its image and represent an opportunity for revenue and earnings growth.

       Catalog, Website and Customer Service

   The Company produces consumer catalogs that feature a variety of Kenneth Cole New York and Reaction Kenneth Cole branded products. Catalog order taking and fulfillment for accessories and apparel are performed in the Company's distribution center in New Jersey. In-house fulfillment has enabled the Company to react more quickly to consumer demand, improve distribution response and manage its inventory.

  The Company maintains websites to provide information regarding the Company and its products, as well as to conduct e-commerce business. The Company's e-commerce websites www.kennethcole.com and www.reactiononline.com are continually enhanced to enable its consumers to purchase directly from the Company on-line. The Company plans to continue to invest in the internet and emerging technologies and believes that based on its existing merchandising, fulfillment and marketing capabilities, it is well positioned to deliver an on-line commerce solution with nonpareil customer service. The Company also maintains two toll-free telephone numbers (1-800-KEN-COLE and 1-800-UNLISTED), which provide customer service and answer product-related questions.

Licensing/International

  Licensing

   The Company views its licensing agreements as a vehicle to serve its customers better by extending its product offerings thereby allowing more consumers to meet their fashion accessory needs without compromising on price, value or style. The Company considers entering into licensing and distribution agreements with respect to certain products if such agreements provide more effective sourcing, marketing and distribution of such products than could be achieved internally. The Company continues to pursue opportunities in new product categories that it believes to be complementary to its existing product lines.

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

   The Company continues to capture significant shelf space in better department stores for its men's apparel collection as it further rolls out tailored clothing, men's sportswear and dress shirts. This is an important step in further defining Kenneth Cole as a premier lifestyle brand as its distinctive image is consistently developed across an expanding number of products, brands and markets. Womenswear, was one of the Company's most improved categories during 2002 after brand launches in 2000 and 2001. The Company's plans to compliment its mens and womenswear lines were further enhanced by children's apparel and fragrance launches during the Fall and Holiday 2002 seasons. This will be followed by mens' and womens' fragrances for other Company brands, whereby the Company will draw upon Kenneth Cole's creative strength and the marketing resources of LVMH, to continue brand definition.

The following table summarizes the Company's product categories under its licensing agreements:

                            Kenneth Cole    Reaction
Product Category              New York    Kenneth Cole    Unlisted

Men's Tailored Clothing          X              X             X
Men's Sportswear                 X              X
Men's Neckwear                   X              X
Men's Dress Shirts               X              X
Men's Leather & Fabric
  Outerwear                      X              X
Men's Small Leather Goods        X              X             X
Women's Sportswear               X              X             X
Women's Small Leather Goods      X              X             X
Women's Leather &
  Fabric Outerwear               X              X
Women's Scarves&Wraps            X              X
Men's/Women's Jewelry            X              X
Men's/Women's Hosiery            X              X
Men's/Women's Belts              X              X
Men's/Women's Watches            X              X             X
Men's/Women's Optical Frames     X              X
Men's/Women's Luggage/Briefcases X              X
Men's/Women's Sunglasses         X              X             X
Men's/Women's Fragrances         X              X             X
Children's Apparel                              X

   All of the Company's licensees are required to contribute to the Company a percentage of their net sales of licensed products, subject to minimum amounts, for the ongoing marketing of the Kenneth Cole brands.

  International

   The Company sells its products through distributors and licensees to wholesale customers and direct retailers in international markets including Canada, United Kingdom, Mexico, Venezuela, Ecuador, Costa Rica, Peru, Panama, Aruba, Bahamas, Curacao, Colombia, Dominican Republic, El Salvador, Guatemala, Haiti, Honduras, Jamaica, St. Croix, Hong Kong, Japan, Taiwan, the Philippines and Singapore, among others.

   The Company has licensing agreements presently with Dickson Concepts, Ltd. ("Dickson") to retail Kenneth Cole New York and Reaction Kenneth Cole branded products through established freestanding stores in Hong Kong, Taiwan and Singapore. Dickson presently operates six freestanding stores in these countries as well as several shop-in-shops. Each store carries a selection of the Company's merchandise, which is also available in the Kenneth Cole domestic retail stores. During 2002, Dickson continued to renovate its stores, while opening three shop-in-shops to invigorate the current Asian presence. In addition, the Company's continued focus on the Asian market included the opening of five shop-in-shops with its new Korean licensee, Chiel Industries, a division of Samsung Industries, and another freestanding retail store in the Philippines, through the Company's Philippine licensee, Store Specialists, Inc. (Rustan's Department Store).

   In North America, the Company, through licensing arrangements, continues to sell and market its products in Canada. The majority of product classifications available domestically are also available in Canada. Currently, the Company operates in Canada through three licensees and the use of shop-in-shops. During 2001, a licensing agreement was executed for Latin America. The Latin American licensee agreement covers Latin America, South America and the Caribbean, with the exception of Brazil, Argentina and Uruguay. In 2002 the licensee operated free standing stores in Margarita Island, Venezuela, Guatemala, and Costa Rica to Panama, Ecuador, Peru, Colombia and El Salvador, as well as continuing to grow in its wholesale distribution throughout the region

   In Europe, the Company owns and operates one store in Amsterdam, and through a licensing agreement, operates two stores in London and sells footwear and handbags to 30 department stores within the United Kingdom.

   The Company realizes the critical role that licensees have on the growth and development of Kenneth Cole and its diffusion brands; and therefore, assumes significant care to strategically align itself with viable business partners around the world. The Company is optimistic about the expansion of its international licensing programs as a means of developing a truly global brand.

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

   The Company's design teams constantly monitor fashion trends and search for new inspirations. Members of the various teams travel extensively to assess fashion trends in Europe, the United States and Asia and work closely with retailers to monitor consumer preferences. The process of designing and introducing a new product takes approximately two to four months. Once the initial design is complete, a prototype is developed, reviewed and refined prior to commencement of production.

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

    The Company attempts to limit the concentration of manufacturing with any one manufacturer. However, approximately 54% of total handbag purchases came from one manufacturer in China during 2002, while 36% of handbag purchases by the Company were sourced through one agent utilizing many different factories in China during 2001. In addition, 40% and 44% of Kenneth Cole and Reaction Kenneth Cole men's footwear and 38% and 33% of Kenneth Cole ladies' footwear were produced by one manufacturer for each gender, utilizing several different factories in Italy in 2002 and 2001, respectively. These manufacturers, however, subcontract a significant portion of such purchases to ensure the consistent and timely delivery of quality products. The Company is the largest customer of these manufacturers and has established long-standing relationships with them. While the Company believes it has alternative manufacturing sources available to meet its current and future production requirements, there can be no assurance that, in the event the Company is required to change its current manufacturers, alternative suppliers will be available on terms comparable to the Company's existing arrangements.

   In advance of the Fall and Spring selling seasons, the Company works with its manufacturers to develop product prototypes for industry trade shows. During this process, the Company works with the manufacturers to determine production costs, materials, break-even quantities and component requirements for new styles. Based on indications from the trade shows and initial purchasing commitments from wholesalers, the Company places production orders with the manufacturers. As a result of the need to
maintain   in-stock  inventory  positions,  the  Company   places
manufacturing orders for open stock and certain fashion products prior to receiving firm commitments. Once an order has been placed, the manufacturing and delivery time ranges from three weeks to four months depending on whether the product is new or is currently in production. Throughout the production process, the Company monitors product quality through inspections at both the factories and upon receipt at its warehouses. To reduce the risk of overstocking, the Company monitors sell-through data on a weekly basis and seeks input on product demand from wholesale customers to adjust production when needed.

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

   The Company has committed additional funding towards the marketing of the Unlisted brand. The marketing campaign, beginning with the Fall 2001 season, returned to co-branding, replacing Unlisted.com with Unlisted, A Kenneth Cole Production. The Company believes the campaign will further distinguish the integrity of the brand, while maintaining the Kenneth Cole association. The focus of this association is to emphasize the Kenneth Cole lifestyle and appeal to the fashion-conscious younger consumer.

   In order to continue to strengthen brand awareness of its products and increase sales, the Company is actively involved in development, marketing and merchandising programs for its customers. As part of this effort, the Company utilizes cooperative advertising programs, sales promotions and produces trade show sales tools and consumer catalogs which feature a variety of Kenneth Cole New York and Reaction Kenneth Cole branded products marketed by the Company and its licensees. As a result of these internal productions, the Company believes that there is a singular focus, strong synergy and consistency in all of the Company's communications.

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

Distribution

    To facilitate distribution, the Company's products are inspected, bar coded, packed and shipped from manufacturers by ocean or air to either the Company's distribution facilities located in Secaucus, New Jersey or a public warehouse located in California. The Company utilizes fully integrated information systems and bar code technology to facilitate the receipt, processing and distribution of product through both distribution facilities. The products are then shipped to the Company's wholesale customers either in bulk or under its open stock program. The Company's open stock program allows its wholesale customers to reorder, typically via electronic data interchange ("EDI"), core basic styles in a range of colors and sizes as well as many fashion styles, for immediate shipment. While the open stock program requires an increased investment in inventories, the Company believes this program is an important service for its wholesale customers by allowing them to manage inventory levels more effectively. The Company expects that affording customers improved flexibility in ordering specific stock keeping units ("SKUs") in smaller quantities will ultimately reduce the incidence of markdowns and allowances.

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

Management Information Systems

  The Company believes that sophisticated information systems are essential to the Company's ability to maintain its competitive position and to support continued growth. The Company's management information systems were designed to provide, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution and marketing aspects of the Company's business. The Company continues to update and enhance its distribution and financial systems with newer technologically that offers greater functionality and reporting capabilities. The Company also utilizes an EDI system that provides a computer link between the Company and many of its wholesale customers as well as its retail operations that enables the Company to receive on-line orders and to accumulate sales information on its products shipped to its wholesale customers, retail stores, catalog and internet customers. The Company's EDI system also improves the efficiency of responding to customer needs and allows both the customer and the Company to monitor purchases, shipments and invoicing. In its retail stores, the Company also uses point-of-sale registers to capture sales data, track inventories and generate EDI replenishment orders.

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

Trademarks

   The Company, through its wholly-owned subsidiary, K.C.P.L., Inc., owns federal registrations for its principal trademarks Kenneth Cole, Kenneth Cole New York, Reaction Kenneth Cole, Kenneth Cole Reaction, Reaction, Kenneth Cole Collection and Unlisted as well as several other ancillary and derivative trademarks. Each of the federal registrations is currently in full force and effect and is not the subject of any legal proceedings. In addition, the Company has several federal applications pending in the United States Patent and Trademark office for trademarks and service marks. Moreover, the Company continues to expand its current international registrations in numerous countries in Asia, Central and South America, the Middle East and Europe. The Company regards its trademarks and other proprietary rights as valuable assets in the marketing and distribution of its products, and fully intends to maintain, renew and protect the registrations, as well as vigorously defend all of its trademarks against infringements.

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

Foreign Operations

   The Company's business is subject to the risks of doing business abroad, such as fluctuations in currency exchange rates, local market conditions, labor unrest, political instability, actions of a public enemy, military or other government intervention, priorities, restrictions or allocations and the imposition of additional regulations relating to imports, including quotas, duties or taxes and other charges on imports. While these factors have not had a material adverse impact on the Company's operations to date, there can be no assurance that they will not have a material adverse effect on the Company's operations in the future.

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

Import Restrictions

   Although the majority of the goods sourced by the Company are not currently subject to quotas, countries in which the Company's products are manufactured may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products. In addition, the United States may impose new duties, tariffs and other restrictions on imported products, any of which could have a material adverse effect on the Company's operations and its ability to import its products at current or increased quantity levels. In accordance with the Harmonized Tariff Schedule, a fixed duty structure in effect for the United States, the Company pays import duties on its products. The majority of its products have import duties that range from approximately 6% to 37.5%, depending on the category and the principal component of the product. Other restrictions on the importation of footwear and other products are periodically considered by the United States government and no assurance can be given that tariffs or duties on the Company's goods may not be raised, resulting in higher costs to the Company, or that import quotas restricting such goods may not be imposed or made more restrictive.

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

Customers

   The Company's department store customers include major United States retailers, several of which are under common ownership. In 2002 and 2001, the Company had no customer or group under common ownership account for more than 10% of sales. The Company's ten largest customers represented 35.9% and 34.8% of the Company's net sales for the years ended December 31, 2002 and 2001, respectively. While the Company believes that purchasing decisions have generally been made independently by each division within a department store group, there is a trend among department store groups toward centralized purchasing decisions of their divisions.

Backlog

   The Company had unfilled wholesale customer orders of $66.6 million and $57.9 million, at January 25, 2003 and January 26, 2002, respectively. The Company's backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks, and wholesale customer purchases of its core basic products through the Company's open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.


Employees

   At December 31, 2002, the Company had approximately 1,800 employees, 136 of whom are covered under a collective bargaining agreement with a local affiliate of the International Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union. The collective bargaining agreement expires in April 2004. While the Company believes it will be able to renew the agreement with similar terms and conditions, there can be no assurance a new agreement will be reached and failure to reach a new collective bargaining agreement could have a material adverse effect on the Company. The Company considers its relationships with its employees to be satisfactory.


Directors and Executive Officers

Name               Age    Present Position

Kenneth D. Cole    49     Chief Executive Officer
Paul Blum          43     President
Stanley A. Mayer   55     Executive Vice President and Chief
                             Financial Officer
Jaryn Bloom        38     Senior Vice President-Consumer Direct
Susan Q. Hudson    43     Senior Vice President-Wholesale
Robert C. Grayson  58     Director
Denis F. Kelly     53     Director
Philip B. Miller   64     Director

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

   Paul Blum was appointed President of the Company in February 2002, and also serves as Director. He previously served as Chief Operating Officer since February 1998. Previously, he served as
Executive Vice President of the Company since May 1996 and as Senior Vice President from August 1992 until May 1996. Mr. Blum joined the Company in 1990. From 1982 until 1990, Mr. Blum served as Vice President and was a principal shareholder of The Blum Co., a fashion accessory firm, the assets of which were purchased in 1990 by the Company.

   Stanley A. Mayer has served as Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company since March 1988. From 1986 until joining the Company in 1988, Mr. Mayer held the position of Vice President-Finance and Administration of Swatch Watch USA, Inc. Mr. Mayer was the Controller of the Ralph Lauren and Karl Lagerfeld womenswear divisions of Bidermann Industries, USA, Inc. from 1979 until 1986. In addition, Mr. Mayer is an officer of each of the wholly owned subsidiaries of the Company.

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

   Philip B. Miller is the principal of Philip B. Miller Associates, a consulting firm. Mr. Miller served as Chairman and Chief Executive Officer at Saks Fifth Avenue from 1993 to January 2000 and continued as Chairman until July 2001. Mr. Miller was formerly Chairman and Chief Executive Officer at Marshall Fields, joining that company in 1983 from Neiman Marcus, where he had been President since 1977. Prior to that he served as Vice Chairman at Lord & Taylor and as Vice President and Merchandise Manager at Bloomingdales. Mr. Miller serves on the Board of
Directors at Puig USA, St. John and Tri-Artisan Partners. In addition, Mr. Miller also serves on the Board of Directors of the Metropolitan Opera Guild of New York and the New York Botanical Gardens.


Item 2.   Properties

   During 2000, the Company relocated its executive offices and showrooms from 152 West 57th Street, New York, NY to 603 West 50th Street, New York, NY, its new worldwide corporate headquarters. The 15-year lease that expires on May 31, 2015 gives the Company approximately 126,000 square feet of office space and parking facilities. The Company currently occupies 119,500 square feet, excluding parking facilities. The lease for the former executive offices and showrooms expires in December 2006 and is currently under a subtenant lease agreement.

    The Company's administrative offices and distribution facilities are located in Secaucus, New Jersey under leases that expire in June 2007 with an option to terminate in 2004. The main facility comprises 282,000 square feet, of which approximately 30,000 square feet is used for administrative offices and approximately 40,000 square feet is sub-leased to Liz Claiborne, Inc. for retail space. In addition to these two leases, the Company also leases a 23,500 square foot facility in Secaucus used for outlet store space as well as an additional distribution warehousing facility. The Company also utilizes a public warehouse on the west coast and has a technical and administrative office in Florence, Italy. The Company does not own or operate any manufacturing facilities.

   The Company leases space for all of its 49 full price retail stores (aggregating approximately 214,000 square feet) and 31 outlet stores (aggregating approximately 144,000 square feet). Generally, the leases provide for an initial term of five to ten years and certain leases provide for renewal options permitting the Company to extend the term thereafter.

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

Item 4.   Submission of Matters to a Vote of Security Holders

  None.

                             PART II


Item  5.    Market  for  Registrant's Common Equity  and  Related
Shareholder Matters

   The Company's Class A Common Stock is listed and traded (trading symbol KCP) on the New York Stock Exchange ("NYSE"). On March 26, 2003 the closing sale price for the Class A Common
Stock was $22.46. The following table sets forth the high and low closing sale prices for the Class A Common Stock for each quarterly period for 2001 and 2002, as reported on the NYSE Composite Tape:


  2001:           High      Low

First Quarter    42.88     23.35
Second Quarter   32.95     19.14
Third Quarter    20.94     11.81
Fourth Quarter   17.70     11.70

2002:             High      Low

First Quarter    22.19     15.99
Second Quarter   30.12     19.12
Third Quarter    27.94     20.30
Fourth Quarter   25.90     16.76


   The number of shareholders of record of the Company's Class  A
Common Stock on March 26, 2003 was 63.

   There  were  five holders of record of the Company's  Class  B
Common Stock on March 26, 2003. There is no established public trading market for the Company's Class B Common Stock.

   On February 21, 2001, the Board of Directors of the Company authorized management to repurchase, from time to time, an additional 2,000,000 shares up to an aggregate 4,250,000 shares of the Company's Class A Common Stock. As of December 31, 2002, 2,688,400 shares were repurchased in the open market at an aggregate price of $61,695,000, reducing the available shares authorized for repurchase to 1,561,600. The repurchased shares have been recorded as treasury stock. Subsequent to December 31, 2002, 200,000 shares of Class A Common Stock were repurchased.

Dividend Policy

  The Company currently intends to retain its earnings to finance the development, expansion and growth of its existing business. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend, among other things upon, future earnings, operations, capital requirements, proposed tax legislation, the financial condition of the Company and general business conditions.


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

                                     Year Ended December 31,
                             2002     2001     2000     1999     1998
                            (dollars and share data in thousands)
Income Statement Data:
Net sales                   $404,336 $365,809 $387,148 $298,262 $222,160
Royalty revenue               28,713   22,116   21,619   14,955    8,357
Net revenue                  433,049  387,925  408,767  313,217  230,517
Cost of goods sold           235,255  217,221  217,046  169,976  130,027
Gross profit                 197,794  170,704  191,721  143,241  100,490
Selling and general
 administrative expenses(1)  152,618  145,919  130,967  102,625   73,900
Impairment of
 long-lived assets             4,446
Operating income              40,730   24,785   60,754   40,616   26,590
Interest income, net           1,102    2,135    3,228    1,280      404
Income before provision for
 income taxes                 41,832   26,920   63,982   41,896   26,994
Provision for income taxes    15,687   10,304   25,592   16,968   10,663
Net income                    26,145   16,616   38,390   24,928   16,331
Earnings per share:
 Basic                         $1.33     $.83    $1.87    $1.24     $.82
 Diluted                       $1.27     $.80    $1.75    $1.18     $.80
Weighted average shares outstanding:
 Basic                        19,643   19,992   20,574   20,102   19,833
 Diluted                      20,590   20,745   21,892   21,059   20,456



                                          At December 31,
                              2002     2001     2000     1999     1998
Balance Sheet Data:
Working capital             $124,103 $ 96,709 $103,768 $106,057 $ 56,644
Cash                          91,549   68,966   74,608   71,415   13,824
Inventory                     43,724   30,753   42,361   39,553   32,957
Total assets                 240,317  201,889  212,370  176,859   96,680
Total debt, including current
  Maturities                     171      383      576      758      927
Total shareholders' equity   164,902  140,894  145,636  125,331   73,689

(1)  Includes shipping and warehousing expenses.



Item 7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto that appear elsewhere in this Annual Report.

Critical Accounting Policies and Estimates

General

   The Company's management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the
Company  evaluates  its  estimates, including  those  related  to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, financing operations, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Sales Returns and Allowances

   The Company's ability to collect factor chargebacks for deductions taken from its customers for returns, discounts, and allowances as well as potential future customer deductions is significant to its operations. The Company reserves against known chargebacks as well as potential future customer deductions, based on a combination of historical activity and current market conditions. Actual results may differ from these estimates under different assumptions or conditions, which may have a significant impact on the Company's results.

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



Results of Operations

   The following table sets forth certain operating data of the Company as a percentage of net revenues for the periods indicated below:

                                            Year Ended December 31,
                                            2002      2001     2000
Net sales                                   93.4%     94.3%    94.7%
Royalty revenue                              6.6       5.7      5.3
                                           ------    ------   ------
Net revenues                               100.0     100.0    100.0
Cost of goods sold                          54.3      56.0     53.1
                                           ------    ------   ------
Gross profit                                45.7      44.0     46.9
Selling, general and administrative
  expenses                                  35.2      37.6     32.0
Impairment of long-lived assets              1.1
Operating income                             9.4       6.4     14.9
Income before provision for income taxes     9.7       6.9     15.7
Provision for income taxes                   3.7       2.6      6.3
                                           ------    ------   ------
Net income                                   6.0%      4.3%     9.4%
                                           ======    ======   ======

Year  Ended December 31, 2002 Compared to Year Ended December 31,
  2001
   Net revenues increased $45.1 million, or 11.6% to $433.0 million in 2002 from $387.9 million in 2001. This increase is due to revenue increases in each of the Company's business
segments:        Wholesale,       Consumer       Direct       and
Licensing/International.

   Wholesale net sales (excluding sales to the Consumer Direct business segment) increased $37.7 million or 18.9% to $236.6 million in 2002 from $199.0 million in 2001. This increase is attributable to improved sales across the Company's footwear and handbag brands: Kenneth Cole New York, Reaction Kenneth Cole and Unlisted. The highly competitive consumer environment coupled with decreased consumer confidence has led to a continued promotionally driven price sensitive marketplace. The Company's primary brand, Kenneth Cole New York accompanied by its diffusion brands, Reaction Kenneth Cole and Unlisted has limited the Company's exposure to reductions in sales through varying price point ranges and multiple distribution channels. The Company believes its focus on improving product offerings, advertising campaigns, marketing efforts, website, catalogs and growing retail presence, combined with the marketing efforts of its licensees, will be significant factors to strengthen its three distinct brands, Kenneth Cole New York, Reaction Kenneth Cole and Unlisted across all product classifications, thereby increasing consumer demand for the Company's brands in the future.

   Net sales in the Company's Consumer Direct segment increased $1.1 million, or .7% to $167.1 million in 2002 from $166.0 million in 2001. Of the total increase, $11.3 million was attributable to new store sales in 2002 plus that portion of 2002 sales for stores not open for all of 2001, which was offset by a decrease of $10.2 million in comparable store sales and comparable catalog and internet sales. The Company believes the decrease in comparable store sales in the Consumer Direct segment is due to the effects of a promotionally driven and highly competitive retail store environment and less consumer spending due to the ongoing Middle East tension, potential additional terrorist attacks and general economic conditions. In an effort to overcome these challenges, the Company continues to analyze inventory, focus on products and further scrutinize consumer trends.

   Royalty revenue increased $6.6 million, or 29.8% to $28.7 million in 2002 from $22.1 million in 2001. The increase primarily reflects revenues from the launch of the Company's men's and women's fragrance during the third quarter of 2002 and the launch of the Company's children's apparel line of products. Additional sales from mens' and womens' sportswear and accessory categories including neckwear, watches, dress shirts and optical wear improved revenues offset by decreases in mens' and womens' leather outerwear. The addition of fragrance, through a worldwide launch and the initiation of children's wear into the market place, continued the Company's strategic plan to grow its global business through licensing partners. The Company believes consumers look toward brands they know and feel comfortable with as a lifestyle; therefore the synergies from its efforts to reinforce its brand identities through greater marketing efforts, by itself and its licensees across all product categories, will continue to propel licensee sales both domestically and internationally.

   Consolidated gross profit as a percentage of net revenues increased to 45.7% in 2002 from 44.0% in 2001. The increase is attributable to improvements across all three business segments:
Wholesale, Consumer Direct and Licensing/ International. The primary increase is attributable to the Wholesale segment volume increase and improved gross profit percentage. The Wholesale segment, which operates at a lower gross profit level than the Consumer Direct segment, increased its percentage of net revenue to 54.6% for the year ended December 31, 2002 from 51.3% for the year ended December 31, 2001, while the Consumer Direct segment as a percentage of net revenue decreased to 38.6% for the year ended December 31, 2002 from 42.8% for the year ended December 31, 2001. Wholesale gross profit as a percentage of sales increased primarily from Reaction Kenneth Cole branded footwear and handbags from improved sell-thrus at retail and from well-managed inventories. The increase in the Consumer Direct segment gross profit was attributable to a reduction in markdowns compared with the highly competitive promotionally driven retail environment after the September 11 tragedy and a gain of $860,000 recorded in the third quarter 2002. This gain, included in gross profit, resulted from price adjustments on certain products sold to the Kenneth Cole retail stores, after conducting audits of certain licensees as part of the Company's rotational licensee audit program. Licensing revenue, which has nominal associated cost of goods, increased as a percentage of net revenues to 6.8% for the year ended December 31, 2002 from 5.9% for the year ended December 31, 2001.

  Selling, general and administrative expenses, including shipping and warehousing ("SG&A"), increased $6.7 million, or 4.6% to $152.6 million (or 35.2% of net revenues) in 2002 from $145.9 million (or 37.6% of net revenues) in 2001. The decrease as a percentage of net revenues is primarily from the economies of scale over the Company's fixed base of general and administrative costs offset by rent and labor costs within the Consumer Direct segment. The decrease is further attributable to the continued focus on the Company's cost-containment program implemented at the end of 2001 in response to a challenging economic environment that continues to persist.

  The Company recorded a charge of $4.4 million during the year ended December 31, 2002 due to a write-down of the leasehold improvements associated with the Company's flagship retail location at Rockefeller Center in New York City. This charge, which represented 1.1% of net revenues for the year ended December 31, 2002, is included within operating income.

  Interest  and  other income decreased to $1.1 million  in  2002 from $2.1 million in 2001. The decrease is due to lower average short-term interest rates.

  The Company's effective tax rate decreased to 37.5% for the year ended December 31, 2002 from 38.3% in the corresponding period last year. The decrease is due to the relative level of earnings in the various state and local taxing jurisdictions to which the Company's earnings are subject.

   As a result of the foregoing, net income including an asset impairment charge of $4.4 million and a gain included in gross profit of $860,000 increased $9.5 million, or 57.3% to $26.1 million (6.0% of net revenue) for the year ended December 31, 2002 from $16.6 million (4.3% of net revenue) for the year ended December 31, 2001.

Year  Ended December 31, 2001 Compared to Year Ended December 31,
  2000
  Net revenues decreased $20.8 million, or 5.1% to $387.9 million in 2001 compared to $408.8 million in 2000. This decrease is primarily attributable to a decline in Wholesale net sales, offset by an increase in sales from new retail stores within the Consumer Direct segment.

   Wholesale net sales (excluding sales to its Consumer Direct business segment) decreased $38.0 million or 16.0% to $199.0 million in 2001 from $236.9 million in 2000. This decrease is attributable to a decrease in sales across all branded footwear and handbag product lines, Kenneth Cole New York, Reaction Kenneth Cole and Unlisted. Collapsing consumer confidence led to lessening customer demand, coupled with higher inventory levels of outdated core productand resulted in reduced sales. Further, the Company's decision not to participate in very aggressive promotional activities in order to maintain the integrity of its brands compounded constraints on distribution, placing additional downward pressure on short-term sales volume. The Company believes its focus on improving product offerings, advertising campaigns, marketing efforts, website, catalogs and growing retail presence, combined with the marketing efforts of its licensees, will be significant factors to strengthen its three distinct brands, Kenneth Cole New York, Reaction Kenneth Cole and Unlisted across all product classifications, thereby increasing consumer demand in the future.

   Net sales in the Company's Consumer Direct segment increased $17.7 million or 11.9% to $166.0 million in 2001 from $148.2 million in 2000. Of the total increase, $33.6 million was attributable to new store sales in 2001 plus that portion of 2001 sales for stores not open for all of 2000 and was offset by a decrease of $14.7 million in comparable store sales. The Company believes that the retail stores convey the Company's image and seamlessly showcase both Company and licensee products, and that this comprehensive presentation reinforces the lifestyle brand, thus increasing consumer demand across all channels of distribution. The Company's catalog and Internet sales decreased $1.2 million in 2001 from the comparable period in 2000.

   Royalty revenue increased 2.3% to $22.1 million in 2001 from $21.6 million in 2000. The increase primarily reflects revenues from sales of womenswear, which produced a fall and spring line during 2001 as compared to the single fall line in 2000 for the Company's initial launch into the womenswear market and incremental revenues from accessory categories including luggage, men's jewelry and women's belts and hosiery. In addition, the Company has continued to implement its strategic plan to grow its global business through licensing partners. The Company believes its men's and women's apparel and the highly anticipated debut of its fragrance collection come at an opportune time as consumers look toward brands they know and feel comfortable with as a lifestyle. The Company believes the synergies from its efforts to reinforce its brand identities through greater marketing efforts, by itself and its licensees across all product categories, should continue to propel licensee sales both domestically and internationally.

  Gross profit as a percentage of net revenues decreased to 44.0% in 2001 from 46.9% in 2000. The decrease in gross profit is primarily attributable to decreased gross margins in the Consumer Direct segment as a result of higher markdowns at the Company owned stores necessitated by the challenging economic conditions throughout 2001. In addition, the Consumer Direct segment's proportion of total revenue was greater than the comparable period. Sales from the Consumer Direct segment were 42.8% of consolidated net revenue in 2001 compared with 36.3% in 2000. Licensing revenue, which has no associated cost of goods sold, increased as a percentage of net revenues to 5.9% in 2001 from 5.8% in 2000. The Company's wholesale gross profit decreased across mens and ladies Kenneth Cole New York and Reaction Kenneth Cole footwear and handbags as a result of poorer sell throughs at retail. This was offset slightly by the improvement in gross margin in Unlisted ladies footwear sales, which experienced an improvement in sell throughs at retail on lesser volume than the comparable year.

  Selling,   general   and  administrative  expenses,   including
shipping and warehousing ("SG&A"), increased $15.0 million, or 11.4% to $145.9 million (or 37.6% of net revenues) in 2001 from $131.0 million (or 32.0% of net revenues) in 2000. The increase in SG&A as a percentage of net revenue is primarily attributable to the Company achieving sales levels well below operating plans, resulting in a reduction in the leverage over fixed operating
expenses.   The increase is further attributable to the expansion
of  the  Company's retail and outlet stores, which operate  at  a
higher     cost     structure    than    its    Wholesale     and
Licensing/International segments. In response to the challenging economic environment the Company heightened its focus on its cost-reduction program. As part of this comprehensive program, the Company continues to evaluate consolidating responsibilities and reorganizing certain administrative functions and during the fourth quarter of 2001 eliminated approximately ten percent of its corporate staff.

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

   As  a  result  of  the foregoing, net income  decreased  $21.8 million, or 56.7% in 2001 to $16.6 million (4.3% of net revenue) from $38.4 million (9.4% of net revenue) in 2000.

Liquidity and Capital Resources

   The Company's cash requirements are generated primarily from working capital needs, retail expansion, enhanced technology, and other corporate activities. The Company primarily relies upon internally generated cash flows from operations to finance its operations and growth; however, it also has the ability to borrow up to $25.0 million under its line of credit facility. Cash flows may vary from time to time as a result of seasonal requirements of inventory, the timing of the delivery of merchandise to customers and the level of accounts receivable and payable balances. At December 31, 2002, working capital was $124.1 million compared to $96.7 million at December 31, 2001.

  Net cash provided by operating activities was $33.4 million  in
2002  compared  to  $25.2  million in 2001.   This  increase  was
primarily attributable to increased earnings and timing of payables partially offset by increased inventory levels.

  Net cash used in investing activities was $7.3 million in 2002 compared to $9.0 million in 2001. Capital expenditures were approximately $7.3 million, $10.6 million and $24.1 million for 2002, 2001 and 2000, respectively. Expenditures on furniture, fixtures and leasehold improvements for new retail store openings and expansions were $3.9 million, $8.6 million and $10.2 million in 2002, 2001 and 2000, respectively. The remaining expenditures were primarily for leasehold improvements for the renovation of the Company's new corporate headquarters and information system enhancements.

  Net cash used in financing activities was $3.5 million in 2002 compared to $21.8 million in 2001. This is principally attributable to the Company's purchase of 200,000 shares of its Class A Common Stock at an average price of $22.81 per share compared to 981,700 shares of Class A Common Stock purchased during 2001 at an average price of $22.77 per share under its stock repurchase program. In February 2001, the Board of Directors authorized the repurchase from time to time, subject to market conditions, of an additional 2 million shares of Class A Common Stock under the Company's repurchase program. As of December 31, 2002, the Company has 4,250,000 shares authorized for repurchase with 1,561,600 shares remaining from its buyback authorization.

   The Company currently sells substantially all of its account receivables to one factor without recourse. In circumstances where a customer's account cannot be factored without recourse, the Company may take other measures to reduce its credit exposure, which could include requiring the customer to pay in advance, or to provide a letter of credit covering the sales price of the merchandise ordered.

    The   Company's   material  obligations   under   contractual
agreements, including commitments for future payments under capital lease and operating lease agreements as of December 31, 2002 are summarized as follows:

                                      Payments Due by Period
 Contractual                     1 year      2-3        4-5       After
 Obligations         Total      or less     years      years      5 years
 Capital Lease    $    171,000 $   171,000
 Operating Leases  202,960,000  22,090,000 $43,531,000 $39,052,000 $98,287,000
                  ------------ ----------- ----------- ----------- -----------
 Total Contractual
  Obligations     $203,131,000 $22,261,000 $43,531,000 $39,052,000 $98,287,000
                  ============ =========== =========== =========== ===========


   The Company currently has a line of credit, as amended, under which up to $25.0 million is available to finance working capital requirements and letters of credit to finance the Company's inventory purchases. Borrowings available under the line of credit are determined by a specified percentage of eligible accounts receivable and inventories and bear interest at (i) the higher of The Bank of New York's prime lending rate or the Federal Funds rate plus 0.5% at the date of borrowing or (ii) a negotiated rate. In connection with the line of credit, the Company has agreed to eliminate all the outstanding borrowings under the facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain receivables of the Company. The Company had no outstanding advances during 2002 and 2001 under this line of credit, however amounts available under the line were reduced by $1.3 million open letters of credit and $2.8 million standby letters of credit to $20.9 million at December 31, 2002.

  During 2003, the Company anticipates opening or expanding approximately 5 to 9 retail and outlet stores that will require aggregate capital expenditures and initial inventory requirements of these new and expanded stores of approximately $6.0 million. The Company also anticipates that it will require increased capital expenditures to support its growth including an increase in its office space and enhancements to its information systems.

   In December 1998, the Company entered into a 15-year lease, which will provide the Company with approximately 119,500 square feet of office space. During 2000, the Company relocated its corporate headquarters to this larger location in New York City. The Company completed phase I and began phase II of its renovations, incurring approximately $14.0 million in capital expenditures. Currently, the Company expects to incur approximately $6 million over the next one to two years.

   The Company believes that it will be able to satisfy its current expected cash requirements for 2003, including requirements for its retail expansion, corporate office build-out and information systems improvements, primarily with cash flow from operations.

Exchange Rates

  The Company routinely enters into forward exchange contracts for its future purchases of inventory denominated in foreign currencies, primarily the Euro. At December 31, 2002, forward exchange contracts with a notional value totaling $7.8 million were outstanding with settlement dates ranging from January 2003 through April 2003. Gains and losses on forward exchange contracts that are used for hedges are accounted for on the balance sheet as inventory and an adjustment to equity, and are subsequently accounted for as part of the purchase price of the inventory upon execution of the contract. Those gains and losses on contracts that are not deemed effective hedges are immediately adjusted through income. At December 31, 2002, the unrealized gain on these outstanding forward contracts is approximately $391,000, net of taxes. The Company expects to continue to routinely enter into additional foreign exchange contracts throughout the year. While the Company believes that its current procedures with respect to the reduction of risk associated with currency exchange rate fluctuations are adequate, there can be no assurance that such fluctuations will not have a material adverse effect on the results of operations of the Company in the future.

  Inventory from contract manufacturers in the Far East and Brazil are purchased in United States dollars and the recent changes of many of these currencies against the United States dollar has not had any material adverse impact on the Company. However, future purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturer, which may affect the Company's cost of goods in the future. The Company does not believe the potential effects of such fluctuations would have a material adverse effect on the Company.

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

   At December 31, 2002, the Company had forward exchange contracts totaling with notional values $7.8 million, which resulted in an unrealized gain of approximately $391,000, net of taxes. The Company's earnings may also be effected by changes in short-term interest rates as a result of borrowings under its line of credit facility. A two or less percentage point increase in interest rates effecting the Company's credit facility would not have had a material effect on the Company's 2002 and 2001 net income.

Item 8. Financial Statements and Supplementary Data

   See page F-1 for a listing of the consolidated financial statements submitted as part of this Annual Rreport.

Item  9.    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure

  None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

   Except for the information regarding directors and executive officers of the registrant, which is included in Part I, the information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 22, 2003 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 and is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

   The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 22, 2003 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 and is incorporated herein by reference in response to this item.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management and Related Shareholder Matters

   The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 22, 2003 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 and is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

   The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 22, 2003 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and is incorporated herein by reference in response to this item.

Item 14.  Controls and Procedures

   The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days before the filing date of this Annual Report, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

   There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

                             PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K

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

Exhibit
  No.
                            Description

     3.01       -Restated Certificate of Incorporation of Kenneth
     Cole  Productions, Inc.; Certificate of Merger of Cole Fifth
     Avenue,   Inc.   into   Kenneth  Cole   Productions,   Inc.;
     Certificate  of  Merger  of  Cole  Productions,  Inc.   into
     Kenneth  Cole  Productions, Inc.; Certificate of  Merger  of
     Cole Sunset, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Union Street, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of
     Cole   West,  Inc.  into  Kenneth  Cole  Productions,  Inc.;
     Certificate of Merger of Kenneth Cole Woodbury, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of
     Kenneth   Cole   Leather  Goods,  Inc.  into  Kenneth   Cole
     Productions, Inc.; Certificate of Merger of Unlisted into Kenneth Cole Productions, Inc. (Incorporated by reference to  Exhibit 3.01 to the Company's Registration Statement  on
     Form S-1, Registration No. 33-77636).
     3.02       -By-laws. (Incorporated by reference  to  Exhibit
     3.02 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
     4.01 -Specimen of Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
10.01 -Tax Matters Agreement, dated as of June 1, 1994, among Kenneth Cole Productions, Inc., Kenneth D. Cole, Paul
     Blum  and  Stanley A. Mayer. (Incorporated by  reference  to
     Exhibit  10.01  to the Company's Registration  Statement  on
     Form S-1, Registration No. 33-77636).
10.02.1    -Term Loan Agreement, dated as of May 26, 1994, by and
     among    Kenneth    Cole    Productions,    Inc.,    Kenneth
     Cole Leather Goods, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of New York; Promissory Notes, dated May 26, 1994, issued by each of Kenneth Cole Leather Goods, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. to The Bank of New York; Shareholder Guaranty by and between Kenneth D. Cole and The Bank of New York, dated as of May 26, 1994; Subordination Agreement by and among Kenneth D. Cole, Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of New York, dated as of April 13, 1994; Reinvestment Agreement by and among Kenneth D. Cole, Kenneth Cole Productions, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of New York, dated as of May 26, 1994; Amendment No. 1 to the Term Loan Agreement and the Reinvestment Agreement by and among Kenneth D. Cole, Kenneth Cole Productions, Inc., Cole West, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc., Kenneth Cole Financial Services, Inc. and The Bank of New York, dated as of May 31, 1994. (Incorporated by reference to Exhibit 10.02 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).


10.03-Line  of  Credit Letter, dated January 13, 1994,  from  The
     Bank of New York to Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc.; $7,500,000 Promissory Note, dated February 1, 1994 by Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc. issued to The Bank of New York; Letter Agreement, dated December 16, 1993, between The Bank of New York and Kenneth Cole Productions, Inc., Unlisted, Inc., Kenneth Cole Leather Goods, Inc., Cole Productions, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc.,
     Cole Woodbury, Inc., Cole Sunset, Inc. and Cole Fifth Avenue, Inc.; General Guarantees, dated December 16, 1993, in favor of The Bank of New York by Kenneth Cole Leather Goods, Inc. for Unlisted, Inc., by Kenneth Cole Leather
     Goods,   Inc.  for  Kenneth  Cole  Productions,   Inc.,   by
     Unlisted,  Inc.  for  Kenneth  Cole  Productions,  Inc.,  by
     Unlisted, Inc. for Kenneth Cole Leather Goods, Inc., by Kenneth Cole Productions, Inc. for Kenneth Cole Leather Goods, Inc., and by Kenneth Cole Productions, Inc. for Unlisted, Inc.; General Loan and Security Agreements, dated December 16, 1993, between The Bank of New York and each of Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc.; and Personal Guarantees of Mr.
     Kenneth D. Cole, dated December 16, 1993, in favor of The Bank of New York for Kenneth Cole Productions, Inc.,
     Unlisted,   Inc.  and  Kenneth  Cole  Leather  Goods,   Inc.
     (Incorporated  by  reference  to  Exhibit   10.03   to   the
     Company's  Registration Statement on Form S-1,  Registration
     No. 33-77636).
                Line  of  Credit Letter, dated December  9,  1994
     from The Bank of New York to Kenneth Cole Productions, Inc.; $7,500 Promissory Note, dated December 15, 1994 by Kenneth Cole Productions, Inc. issued to The Bank of New
     York;  Letter of Termination of Personal Guarantees  of  Mr.
     Kenneth D. Cole, dated December 8, 1994, in favor of The Bank of New York for Kenneth Cole Productions, Inc.,
     Unlisted,   Inc.  and  Kenneth  Cole  Leather  Goods,   Inc.
     (Incorporated  by  reference  to  Exhibit   10.03   to   the
     Company's 1994 Form 10-K).
10.03A     -$10,000  Promissory  Note, dated  July  31,  1995  by
     Kenneth  Cole Productions, Inc. issued to The  Bank  of  New
     York.   (Previously   filed  as  Exhibit   10.03A   to   the
     Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
*10.04     -Kenneth  Cole  Productions, Inc.  1994  Stock  Option
     Plan. (Incorporated by reference to Exhibit 10.04 to the Company's Registration Statement on Form S-1, Registration
     No. 33-77636).
*10.05     -Employment  Agreement, dated as of  April  30,  1994,
     between Kenneth Cole Productions, Inc. and Kenneth D.  Cole.
     (Incorporated  by  reference  to  Exhibit   10.05   to   the
     Company's  Registration Statement on Form S-1,  Registration
     No. 33-77636).
*10.06     -Employment  Agreement, dated as of  April  30,  1994,
     between  Kenneth  Cole  Productions,  Inc.  and  Paul  Blum.
     (Incorporated  by  reference  to  Exhibit   10.06   to   the
     Company's  Registration Statement on Form S-1,  Registration
     No. 33-77636).
           *10.07 -Employment Agreement, dated as of April 30, 1994, between Kenneth Cole Productions, Inc. and Stanley A. Mayer; Stock Option Agreement dated as of March 31, 1994 between Kenneth Cole Productions, Inc. and Stanley A. Mayer. (Incorporated by reference to Exhibit 10.07 to the Company's Registration Statement on Form S-1, Registration
     No. 33-77636).
                Stock Option Agreement dated as of June 1,  1994,
     between Kenneth Cole Productions, Inc. and Stanley A. Mayer; Stock Option Agreement dated as of July 7, 1994, between Kenneth Cole Productions, Inc. and Stanley A. Mayer
     (Incorporated  by  reference  to  Exhibit   10.07   to   the
     Company's 1994 Form 10-K).
     10.08      -Collective Bargaining Agreement by  and  between
     the New York Industrial Council of the National Fashion Accessories Association, Inc. and Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, dated as of April 25, 1987; Memorandum of Agreement by and between the
     New   York  Industrial  Council  of  the  National   Fashion
     Accessories Association, Inc. and Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union,
     dated  as  of  June 16, 1993. (Incorporated by reference  to
     Exhibit 10.08 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
10.09-Memorandum  of  Agreement between the New  York  Industrial
     Council of the National Fashion Accessories Association Inc. and Local 1 Leather Goods, Plastics, Handbags, and Novelty Workers Union, Division of Local 342-50 United Food
     and  Commercial Workers Union (Previously filed  as  Exhibit
     10.1  to the Registrant's Quarterly Report on Form 10-Q  for
     the quarterly period ended June 30, 1996 and incorporated herein by reference).
*10.10           Employment   Agreement  between   Kenneth   Cole
     Productions,  Inc.,  and  Paul Blum.  (Previously  filed  as
     Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).
10.11      Sublease  Agreement,  dated  June  17,  1996,  between
     Kenneth   Cole   Productions,   Inc.   and   Liz   Claiborne
     Accessories,  Inc.  (Incorporated by  reference  to  Exhibit
     10.11 to the Company's 1996 Form 10-K).
*10.12          Amended  and  Restated Kenneth Cole  Productions,
     Inc.  1994 Stock Option Plan (Previously filed as an Exhibit to  the Registrant's Proxy Statement filed on April 22, 1997 and incorporated herein by reference).
*10.13           Employment   Agreement  between   Kenneth   Cole
     Productions, Inc. and Susan Hudson (Previously filed as an Exhibit to the Company's 1997 Form 10-K).
10.14 Lease Agreement, dated December 17, 1998, between Kenneth Cole Productions, Inc. and SAAR Company, LLC. (Previously filed as Exhibit 10.14 to the Registrants Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference).
10.15         Common Stock Purchase Agreement, dated July 20,
     1999, between Liz Claiborne, Inc. and Kenneth Cole Productions, Inc. (Previously filed as Exhibit 10.01 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
10.16          Registration Rights Agreement, dated July 20,
     1999, between Liz Claiborne, Inc. and Kenneth Cole Productions, Inc. (Previously filed as Exhibit 10.02 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
10.17          License Agreement, dated July 20, 1999, by and
     between L.C.K.L., LLC and K.C.P.L., Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment and been filed separately with the Securities and Exchange Commission. Such portions are designated by a "*". (Previously filed as Exhibit 10.03 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30,
     1999).
10.18 Amended and Restated Employment Agreement, dated as of September 1, 2000, between Kenneth Cole Productions, Inc.
     and  Paul  Blum (Previously filed as Exhibit  10.10  to  the
     Registrant's   Quarterly  Report  on  Form  10-Q   for   the
     quarterly  period  ended  June  30,  1996  and  incorporated herein by reference).
 10.19 Kenneth Cole Productions, Inc. Employee Stock Purchase Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 Registration No. 33-31868, filed on March 7, 2000.)
+    21.01         List of Subsidiaries
+23.01        Consent of Independent Auditors
+99.01       Certification:  Pursuant to 18 U.S.C. Section  1350,
     as adopted pursuant to Section 906 of the Sarbanes-
      Oxley Act of 2002- Chief Executive Officer

+99.02       Certification:  Pursuant to 18 U.S.C. Section  1350,
     as adopted pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002- Chief Financial Officer
____________________________
*           Management   contract   or   compensatory   plan   or
     arrangement  required  to  be identified  pursuant  to  Item
     14(a) of this report.
+         Filed herewith.

(b) Reports on Form 8-K

     None.

(b) See (a) (3) above for a listing of the exhibits included as a part of this report.

           Kenneth Cole Productions, Inc. and Subsidiaries

            Index to Consolidated Financial Statements

                                                                 Page

Report of Independent Auditors                                   F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001     F-3

Consolidated Statements of Income for the years ended
 December 31, 2002, 2001 and 2000                                F-5

Consolidated Statements of Changes in Shareholders' Equity
 for the years ended December 31, 2002, 2001 and 2000            F-6

Consolidated Statements of Cash Flows for the years ended
 December 31, 2002, 2001 and 2000                                F-7

Notes to Consolidated Financial Statements                       F-8

                 Report of Independent Auditors


Board of Directors and Shareholders
Kenneth Cole Productions, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kenneth Cole Productions, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


New York, New York
ERNST & YOUNG LLP
February 21, 2003

                Kenneth Cole Productions, Inc. and Subsidiaries

                     Consolidated Balance Sheets

                                                        December 31,
                                                     2002          2001
Assets
Current assets:
Cash and cash equivalents                        $ 91,549,000  $ 68,966,000
Due from factor                                    30,886,000    28,289,000
Accounts receivable, less allowance for doubtful
 accounts of $475,000 in 2002, and $675,000 in 2001 7,884,000     6,731,000
Inventories                                        43,724,000    30,753,000
Prepaid expenses and other current assets           1,074,000       873,000
Deferred taxes, net                                 2,900,000     2,765,000
                                                 ------------  ------------
Total current assets                              178,017,000   138,377,000

Property and equipment-at cost, less
 accumulated depreciation and amortization         36,002,000    40,487,000

Other assets:
Deferred taxes, net                                 7,753,000     4,718,000
Deposits and sundry                                 6,490,000     6,304,000
Deferred compensation plans assets                 12,055,000    12,003,000
                                                 ------------  ------------
Total other assets                                 26,298,000    23,025,000
                                                 ------------  ------------
Total assets                                     $240,317,000  $201,889,000
                                                 ============  ============

  See accompanying notes to consolidated financial statements.

             Kenneth Cole Productions, Inc. and Subsidiaries

                 Consolidated Balance Sheets (continued)
                                                        December 31,
                                                     2002          2001
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                                 $ 33,634,000  $ 25,932,000
Accrued expenses and other current liabilities     14,040,000    13,487,000
Income taxes payable                                6,240,000     2,249,000
                                                 ------------  ------------
Total current liabilities                          53,914,000    41,668,000

Accrued rent and other long term liabilities        9,446,000     7,153,000
Deferred compensation plan liabilities             12,055,000    12,003,000
Obligations under capital lease                                     171,000

Commitments and contingencies

Shareholders' equity:
Series A Convertible Preferred Stock, par
 value $1.00, 1,000,000 shares authorized,
 none outstanding
Class A Common Stock, par value $.01,
 20,000,000 shares authorized, 13,921,817 and
 13,626,584 issued in 2002 and 2001                   139,000       136,000
Class B Convertible Common Stock, par value
 $.01, 9,000,000 shares authorized, 8,360,497
 and 8,498,097 outstanding in 2002 and 2001            84,000        85,000
Additional paid-in capital                         63,476,000    61,273,000
Cumulative other comprehensive income                 654,000       434,000
Retained earnings                                 162,244,000   136,099,000
                                                 ------------  ------------
                                                  226,597,000   198,027,000

Class A Common Stock in treasury, at cost,
2,688,400 and 2,488,400 shares in 2002 and 2001   (61,695,000)  (57,133,000)
                                                 ------------  ------------
Total shareholders' equity                        164,902,000   140,894,000
                                                 ------------  ------------
Total liabilities and shareholders' equity       $240,317,000  $201,889,000
                                                 ============  ============

  See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

                  Consolidated Statements of Income


                                              Year ended December 31,
                                            2002        2001        2000
Net sales                              $404,336,000 $365,809,000 $387,148,000
Royalty revenue                          28,713,000   22,116,000   21,619,000
                                       ------------ ------------ ------------
Net revenue                             433,049,000  387,925,000  408,767,000
Cost of goods sold                      235,255,000  217,221,000  217,046,000
                                       ------------ ------------ ------------
Gross profit                            197,794,000  170,704,000  191,721,000

Selling, general, and
  administrative expenses               152,618,000  145,919,000  130,967,000
Impairment of long-lived assets           4,446,000
                                       ------------ ------------ ------------
Operating income                         40,730,000   24,785,000   60,754,000
Interest and other income, net            1,102,000    2,135,000    3,228,000
                                       ------------ ------------ ------------
Income before provision for
  income taxes                           41,832,000   26,920,000   63,982,000
Provision for income taxes               15,687,000   10,304,000   25,592,000
                                       ------------ ------------ ------------
Net income                             $ 26,145,000 $ 16,616,000 $ 38,390,000
                                       ============ ============ ============
Earnings per share:
     Basic                                    $1.33         $.83        $1.87
     Diluted                                  $1.27         $.80        $1.75

Shares used to compute earnings per share:
     Basic                               19,643,000   19,992,000   20,574,000
     Diluted                             20,590,000   20,745,000   21,892,000

 See accompanying notes to consolidated financial statements

                 Kenneth Cole Productions, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity


                            Class A Common Stock       Class B Common Stock
                            Number                     Number
                           of Shares    Amount        of Shares     Amount
Balance at 1/1/00           13,058,057  $131,000     5,785,398     $58,000
Net Income
Translation adjustment
 Foreign currency

Comprehensive income
Exercise of stock options
 Related tax benefit of
 $4,448,000                    324,379     3,000
Issuance of Class A
 Common Stock for ESPP           6,652
Conversion of Preferred Stock
 To Class B Common Stock                             2,892,699      29,000
Purchase of Class A Stock
Conversion of Class B to
 Class A Common Stock           90,000     1,000       (90,000)     (1,000)
                           --------------------------------------------------
Balance at 12/31/00         13,479,088   135,000     8,588,097      86,000
Transition adjustment
 Forward contracts
Net Income
Translation adjustment
 Foreign currency
 Forward contracts

Comprehensive income
Exercise of stock options
 Related tax benefit of
 $232,000                       37,422
Issuance of Class A
 Common Stock for ESPP          20,074
Purchase of Class A Stock
Conversion of Class B to
 Class A Common Stock           90,000     1,000       (90,000)     (1,000)
                           --------------------------------------------------
Balance at 12/31/01         13,626,584   136,000     8,498,097      85,000
Net Income
Translation adjustment
 Foreign currency
 Forward contracts

Comprehensive income
Exercise of stock options
 Related tax benefit of
 $974,000                      142,952     2,000
Issuance of Class A
 Common Stock for ESPP          14,681
Purchase of Class A Stock
Conversion of Class B to
 Class A Common Stock          137,600     1,000      (137,600)     (1,000)
                           --------------------------------------------------
Balance at 12/31/02         13,921,817  $139,000     8,360,497     $84,000
                           ==================================================

                             Series A Convertible                Accumulated
                               Preferred Stock    Additional        Other
                             Number                Paid-In      Comprehensive
                            of Shares    Amount    Capital         Income
Balance at 1/1/00           28,927      $29,000     $53,140,000   $  235,000
Net Income
Translation adjustment
 Foreign currency                                                    168,000

Comprehensive income
Exercise of stock options
 Related tax benefit of
 $4,448,000                                           6,951,000
Issuance of Class A
 Common Stock for ESPP                                  209,000
Conversion of Preferred Stock
 To Class B Common Stock   (28,927)     (29,000)
Purchase of Class A Stock
Conversion of Class B to
 Class A Common Stock
                           --------------------------------------------------
Balance at 12/31/00                                  60,300,000      403,000
Transition adjustment
 Forward contracts                                                 1,122,000
Net Income
Translation adjustment
 Foreign currency                                                    (19,000)
 Forward contracts                                                (1,072,000)

Comprehensive income
Exercise of stock options
 Related tax benefit of
 $232,000                                               619,000
Issuance of Class A
 Common Stock for ESPP                                  354,000
Purchase of Class A Stock
Conversion of Class B to
 Class A Common Stock
                           --------------------------------------------------
Balance at 12/31/01                                  61,273,000      434,000
Net Income
Translation adjustment
 Foreign currency                                                   (121,000)
 Forward contracts                                                   341,000

Comprehensive income
Exercise of stock options
 Related tax benefit of
 $974,000                                             1,994,000
Issuance of Class A
 Common Stock for ESPP                                  209,000
Purchase of Class A Stock
Conversion of Class B to
 Class A Common Stock
                           --------------------------------------------------
Balance at 12/31/02                                 $63,476,000   $  654,000
                           ==================================================

                                            Treasury Stock
                         Retained        Number
                         Earnings       of Shares    Amount          Total
Balance at 1/1/00        $ 81,093,000    (723,750)  $ (9,355,000) $125,331,000
Net Income                 38,390,000                               38,390,000
Translation adjustment
 Foreign currency                                                      168,000
                                                                  ------------
Comprehensive income                                                38,558,000
Exercise of stock options
 Related tax benefit of
 $4,448,000                                                          6,954,000
Issuance of Class A
 Common Stock for ESPP                                                 209,000
Conversion of Preferred Stock
 To Class B Common Stock
Purchase of Class A Stock                (782,950)   (25,416,000)  (25,416,000)
Conversion of Class B to
 Class A Common Stock
                         ------------------------------------------------------
Balance at 12/31/00       119,483,000  (1,506,700)   (34,771,000)  145,636,000
Transition adjustment
 Forward contracts                                                   1,122,000
Net Income                 16,616,000                               16,616,000
Translation adjustment
 Foreign currency                                                      (19,000)
 Forward contracts                                                  (1,072,000)
                                                                  ------------
Comprehensive income                                                16,647,000
Exercise of stock options
 Related tax benefit of
 $232,000                                                              619,000
Issuance of Class A
 Common Stock for ESPP                                                 354,000
Purchase of Class A Stock                (981,700)   (22,362,000)  (22,362,000)
Conversion of Class B to
 Class A Common Stock
                         ------------------------------------------------------
Balance at 12/31/01       136,099,000  (2,488,400)   (57,133,000)  140,894,000
Net Income                 26,145,000                               26,145,000
Translation adjustment
 Foreign currency                                                     (121,000)
 Forward contracts                                                     341,000
                                                                  ------------
Comprehensive income                                                26,365,000
Exercise of stock options
 Related tax benefit of
 $974,000                                                            1,996,000
Issuance of Class A
 Common Stock for ESPP                                                 209,000
Purchase of Class A Stock                (200,000)    (4,562,000)   (4,562,000)
Conversion of Class B to
 Class A Common Stock
                         ------------------------------------------------------
Balance at 12/31/02      $162,244,000  (2,688,400)  $(61,695,000) $164,902,000
                         ======================================================

          See accompanying notes to consolidated financial statements.

            Kenneth Cole Productions, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows
                                          2002         2001         2000
Cash flows from operating activities
Net income                                $26,145,000 $16,616,000 $38,390,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization              7,307,000   8,313,000   5,308,000
 Impairment of long-lived assets            4,446,000
 Unrealized loss on deferred
   compensation plans                         781,000     147,000   1,066,000
 Unrealized loss on supplemental
   employee retirement plan                   745,000     372,000
 Realized/Unrealized gain on
   marketable securities                                 (133,000)    (49,000)
 Provision for doubtful accounts              244,000     808,000     270,000
 Benefit for deferred taxes                (3,170,000) (2,799,000) (1,434,000)
 Changes in operating assets and liabilities:
  (Increase) decrease in due from factor   (2,597,000) (2,223,000)    859,000
  (Increase) decrease in accounts
     receivable                            (1,397,000)  1,578,000  (2,397,000)
  (Increase) decrease in inventories      (12,630,000) 11,658,000  (2,808,000)
  (Increase) decrease in prepaid expenses
     and other current assets                (201,000)    383,000    (881,000)
  Increase in deposits and deferred
     compensation assets                   (1,764,000) (4,241,000) (6,731,000)
  Increase (decrease)in income
     taxes payable                          4,965,000    (732,000)  4,389,000
  Increase (decrease) in accounts payable   7,702,000  (8,756,000)  7,365,000
  Increase (decrease) in accrued expenses
     and other current liabilities            484,000  (1,245,000)  4,329,000
  Increase in other non-current liabilities 2,345,000   5,419,000   3,753,000
                                          ----------- ----------- -----------
Net cash provided by operating activities  33,405,000  25,165,000  51,429,000

Cash flows from investing activities
Acquisition of property and equipment, net (7,268,000)(10,598,000)(24,079,000)
Proceeds from sale and purchase of
  marketable securities                                 1,624,000  (1,442,000)
                                          ----------- ----------- -----------
Net cash used in investing activities      (7,268,000) (8,974,000)(25,521,000)

Cash flows from financing activities
Proceeds from exercise of stock options     1,022,000     387,000   2,505,000
Proceeds from issuance of stock
  from purchase plan                          209,000     354,000     209,000
Principal payments of capital
  lease obligations                          (212,000)   (193,000)   (182,000)
Purchase of treasury stock                 (4,562,000)(22,362,000)(25,416,000)
                                          ----------- ----------- -----------
Net cash used in financing activities      (3,543,000)(21,814,000)(22,884,000)
Effect of exchange rate changes on cash       (11,000)    (19,000)    169,000
                                          ----------- ----------- -----------
Net increase (decrease) in cash
   and cash equivalents                    22,583,000  (5,642,000)  3,193,000
Cash and cash equivalents,
   beginning of year                       68,966,000  74,608,000  71,415,000
                                          ----------- ----------- -----------
Cash and cash equivalents, end of year    $91,549,000 $68,966,000 $74,608,000
                                          =========== =========== ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                $    35,000 $    50,000 $    80,000
  Income taxes                            $14,757,000 $13,467,000 $22,569,000

     See accompanying notes to consolidated financial statements.

         Kenneth Cole Productions, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements

                        December 31, 2002


Note A  - Summary of Significant Accounting Policies

1.  Description of business

   Kenneth Cole Productions, Inc. and its subsidiaries (the "Company") designs, sources and markets a broad range of quality footwear and handbags, and through license agreements, designs and markets men's, women's and children's apparel and accessories under its Kenneth Cole New York, Reaction Kenneth Cole and Unlisted brands for the fashion conscious consumer. The Company markets its products for sale to more than 4,500 department stores and specialty store locations in the United States and in several foreign countries, through its retail and outlet store base, and its interactive website. The Company also distributes consumer catalogs that feature a variety of Kenneth Cole New York and Reaction Kenneth Cole branded products.

2.    Principles of consolidation

   The consolidated financial statements include the accounts of Kenneth Cole Productions, Inc. and its wholly owned subsidiaries.
Intercompany transactions and balances have been eliminated in consolidation.

3.    Use of estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.    Cash and cash equivalents

   The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

5.    Marketable Securities

    The Company records marketable securities as an equity investment, which is classified as "trading", and accordingly, is carried on the balance sheet at fair market value (See Note C).

6.    Inventories

  Inventories, which consist of finished goods, are stated at the lower of cost or fair market value. Cost is determined by the first-in, first-out method.

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

9.  Revenue recognition

   Wholesale revenues are recognized at the time merchandise is shipped to customers. Retail store revenues are recognized at the time of sale. Both wholesale and retail store revenues are shown net of returns, discounts, and other allowances. The Company has also entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined in each license agreement. Royalties exceeding the defined annual minimum amounts are recognized as income during the period corresponding to the licensee's net sales as such amounts are exceeded.


10. Advertising costs

   The Company incurred advertising costs, including certain in-house marketing expenses of $18.1 million, $16.7 million and $16.8 million for 2002, 2001 and 2000, respectively. The Company records advertising expense concurrent with the first time the advertising takes place.

11.  Stock-based compensation

    The Company measures compensation expense for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations. The Company has adopted disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").
    Pro forma disclosures, as required by Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", are computed as if the Company recorded compensation expense based on the fair value for stock-based awards or grants. The following pro forma information includes the effects of the options discussed above.

                                     Year Ended December 31,
                                  2002         2001         2000
  Net Income, as reported     $26,145,000   $16,616,000  $38,390,000

  Deduct: Stock-based employee
   compensation expense
   determined under fair value
   method, net of related
   tax effects                  2,506,000     2,485,000    2,051,000
                              -----------   -----------  -----------
Pro forma net income          $23,639,000   $14,131,000  $36,339,000
                              ===========   ===========  ===========

Earnings per share:
  Basic - as reported         $      1.33   $       .83  $      1.87
  Basic - pro forma           $      1.20   $       .71  $      1.77


  Diluted - as reported       $      1.27   $       .80  $      1.75
  Diluted - pro forma         $      1.15   $       .68  $      1.66

The effects of applying SFAS 123 on this pro forma disclosure may not be indicative of future results. SFAS 123 does not apply to grants prior to 1995, and additional awards in future years may or may not be granted.

12.  Derivative instruments and hedging activities

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133"), which as amended, the Company adopted on January 1, 2001. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. (See Note
H).

13.  Shipping costs

 In accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees," the Company has included in sales amounts billed to customers for shipping costs. The related cost incurred by the Company has been included in the cost of goods line item on the face of the income statement. Prior periods have been reclassified accordingly.


14.  New Accounting Pronouncements

        In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a
Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. The Company's adoption of EITF Issue No. 00-25 on January 1, 2002, which increased both net revenue and expense classifications by approximately $2,090,000, $1,777,000 and $2,435,000 for the years ended December 2002, 2001 and 2000, respectively. Prior periods have been reclassified accordingly.

       In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets"("SFAS 144") effective for the fiscal years beginning after December 15, 2001. SFAS 144 supercedes Financial Accounting Standards Board SFAS No. 121 ("SFAS 121"); however, SFAS 144 retains the fundamental provisions of SFAS 121 related to the recognition and measurement of the impairment of long-lived assets to be held and used. SFAS 144 requires that a long-lived asset that is held and used should be reviewed whenever events of changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. If management determines that the long-lived asset is not recoverable, an impairment loss would be calculated based on the excess in the carrying amount of the long-lived asset over its fair value. The Company adopted SFAS 144 on January 1, 2002 (See Note E).

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of SFAS 146 and does not expect that the adoption of SFAS 146 will have a material effect on its consolidated results of operations or financial position.

15.  Reclassifications

   Certain amounts included in the 2001 and 2000 financial statements have been reclassified to conform with the year end
2002 presentation.

Note B   - Due from Factor and Line of Credit Facility

   The Company sells substantially all of its accounts receivable to a factor, without recourse, subject to credit limitations established by the factor for each individual account. Certain accounts receivable in excess of established limits are factored with recourse. Included in amounts due from factor at December 31, 2002 and 2001 is accounts receivable subject to recourse totaling approximately $286,000 and $339,000, respectively. The agreements with the factors provide for payment of a service fee on receivables sold.

   At December 31, 2002 and 2001, the balance due from factor, which includes chargebacks, is net of allowances for returns, discounts, and other deductions of approximately $9,400,000 and $9,165,000, respectively. The allowances are provided for known chargebacks reserved for, but not written off the Company's financial records and for potential future customer deductions based on management's estimates.

   The Company has entered into a Line of Credit Facility (the "Facility") that, as amended, allows for uncommitted borrowings, letters of credit and banker's acceptances subject to individual maximums and in the aggregate, an amount not to exceed the lesser of $25,000,000 or a "Borrowing Base." The Borrowing Base is calculated on a specified percentage of eligible amounts due under factoring arrangements, eligible non-factored accounts receivable, and eligible inventory. Borrowings under the revolving loan portion of the Facility ("Advances") are due on demand. The Company may pay down and re-borrow at will under the Facility. Advances bear interest at the Alternate Base Rate (defined as the higher of the Prime Rate or the Federal Funds in effect at borrowing date plus 1/2 of 1%) or the Note Rate (which will be agreed upon between the lender and the Company). There were no outstanding advances under this agreement at December 31, 2002, 2001 and 2000. Amounts available under the Facility at December 31, 2002 were reduced by $2,779,000 of standby letters of credit and $1,345,000 in open letters of credit to $20,876,000.

         In connection with the line of credit, the Company has agreed to eliminate all the outstanding advances under the Facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain assets of the Company.


Note C  - Marketable Securities

    The Company recorded unrealized gains of $44,000 and realized gains of $5,500 during the year ended December 31, 2000, which are included in other income. In 2001, the Company received approximately $1.6 million in proceeds from the sale of all of its remaining marketable securities, which resulted in realized gains of $133,000.

Note D  - Property and Equipment

    Property and equipment consist of the following:

                                                    December 31,
                                                 2002          2001
Property and equipment-at cost:
Furniture and fixtures                        $19,015,000   $16,831,000
Machinery and equipment                        11,894,000    10,780,000
Leasehold improvements                         38,430,000    35,631,000
Leased equipment under capital lease              967,000       967,000
                                              -----------   -----------
                                               70,306,000    64,209,000
Less accumulated depreciation and amortization 34,304,000    23,722,000
                                              -----------   -----------
Net property and equipment                    $36,002,000   $40,487,000
                                              ===========   ===========

Note E - Impairment of Long-Lived Assets

       Based upon current performance and the anticipated future outlook of the Company's Rockefeller Center Flagship store located in New York City, the Company recorded a non-cash asset impairment charge of $4,446,000 during the quarter ended September 30, 2002. The Company's management reviewed the store's estimated undiscounted future cash flows and determined that the store's current value was not in excess of expected cash flows and therefore a write-down to current value was required. The write-down of $4,446,000 of the store's lease hold improvements to current value was separately disclosed on the face of the consolidated statement of income. During 2001, the Company recorded a non-cash charge of $182,000 for several of its retail stores, which is included in selling, general and administrative expenses on the face of the consolidated statement of income. Both charges are included within the Company's Consumer Direct segment for segment reporting purposes.

Note F  - Accrued Expenses and Other Liabilities

   Accrued expenses and other current liabilities consist of the following:

                                              December 31,
                                            2002         2001
Rent                                     $   487,000  $ 1,143,000
Compensation                               7,061,000    4,417,000
Customer credits                           1,825,000      987,000
Deferred licensing income                  2,299,000    4,144,000
Other                                      2,368,000    2,796,000
                                         -----------  -----------
                                         $14,040,000  $13,487,000
                                         ===========  ===========

Note G  - Segment Reporting

  Kenneth  Cole Productions, Inc. has three reportable  segments:
Wholesale, Consumer Direct, and Licensing/International. The Wholesale segment designs and sources a broad range of fashion footwear, handbags and accessories and markets its products for sale to more than 4,500 department and specialty store locations and to the Company's Consumer Direct segment. The Consumer Direct segment markets the broad selection of the Company's branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, e-commerce (at website addresses www.kennethcole.com and www.reactiononline.com) and catalogs. The Licensing/International segment, through third party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in approximately 30 apparel and accessories categories for both men and women. The Company maintains control over quality, image and distribution of the licensees. The Company earns royalties on the licensee's sales of company branded product.

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

  The Company's reportable segments are business units that offer products to overlapping consumers through different channels of distribution. Each segment is managed separately, although planning, implementation and results are reviewed internally by the executive management committee.


Note G  - Segment Reporting (continued)

Financial information of the Company's reportable segments is as follows:

                                          Consumer    Licensing/
                               Wholesale   Direct   International   Totals
Year Ended December 31, 2002
Revenues                       $236,615    $167,096    $ 29,338    $433,049
Intersegment revenues            30,525                              30,525
Interest income, net              1,102                               1,102
Depreciation and
   amortization expense           2,307       4,985          15       7,307
Impairment of long-lived assets               4,446                   4,446
Segment income (1)(2)            30,713       5,430      21,663      57,806
Segment assets                  188,807      49,017       4,459     242,283
Expenditures for long-
   lived assets                   3,389       3,853          26       7,268

Year Ended December 31, 2001
Revenues                       $198,958    $165,950    $ 23,017    $387,925
Intersegment revenues            31,470                              31,470
Interest income, net              2,135                               2,135
Depreciation and
   amortization expense           2,958       5,165           8       8,131
Segment income (1)               22,478       4,352      16,270      43,100
Segment assets                  147,834      52,374       3,394     203,602
Expenditures for long-
   lived assets                   2,002       8,592           4      10,598

Year Ended December 31, 2000
Revenues                       $236,944    $148,239    $ 23,584    $408,767
Intersegment revenues            29,952                              29,952
Interest income, net              3,228                               3,228
Depreciation and
   amortization expense           1,719       3,581           8       5,308
Segment income (1)               42,253      22,088      16,976      81,317
Segment assets                  155,018      57,336       2,852     215,206
Expenditures for long-
   lived assets                  11,621      12,455           3      24,079


(1) Before elimination of intersegment profit, unallocated corporate overhead and provision for income taxes
(2) Segment income for the Consumer Direct segment includes a gain of $860,000 from price adjustments on certain products sold to Kenneth Cole retail stores, discovered during rotational licensee audits.


Note G  - Segment Reporting (continued)

The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows:

                                                 2002      2001      2000
Revenues
Revenues for reportable segments               $433,049  $387,925  $408,767
Intersegment revenues for reportable segments    30,525    31,470    29,952
Elimination of intersegment revenues            (30,525)  (31,470)  (29,952)
                                               --------  --------  --------
 Total consolidated revenues                   $433,049  $387,925  $408,767
                                               ========  ========  ========
Income
Total profit for reportable segments           $ 57,806  $ 43,100  $ 81,317
Elimination of intersegment profit               (7,615)   (7,863)   (9,919)
Unallocated corporate overhead                   (8,359)   (8,317)   (7,416)
                                               --------  --------  --------
 Total income before provision for income taxes$ 41,832  $ 26,920  $ 63,982
                                               ========  ========  ========
Assets
Total assets for reportable segments           $242,283  $203,602  $215,206
Elimination of inventory profit in
   Consolidation                                 (1,966)   (1,713)   (2,836)
                                               --------  --------  --------
 Total consolidated assets                     $240,317  $201,889  $212,370
                                               ========  ========  ========

      Revenues from international customers are less than two percent of the Company's consolidated revenues.

Note  H   - Foreign Currency Transactions, Derivative Instruments
and Hedging Activities

        The Company, in the normal course of business, routinely enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currencies. These forward exchange contracts are used to hedge against the Company's exposure to changes in foreign exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation. The Company has therefore classified these contracts as cash flow hedges. The Company had forward exchange contracts of $7,750,000, $8,000,000 and $16,000,000 at December 31, 2002, 2001
and 2000, respectively. At December 31, 2002, forward exchange contracts have maturity dates through April 2003.


Note H - Foreign Currency Transactions, Derivative Instruments and Hedging Activities (continued)

       The  Company  recorded  a transition  adjustment  gain  of approximately $1,122,000 in other comprehensive income to recognize at fair value the derivatives that were designated as cash flow hedging instruments upon adoption of SFAS 133 on January 1, 2001. No components of the contracts are excluded in the measurement of the related hedge effectiveness. The critical terms of the foreign exchange contracts are the same as the underlying forecasted transactions, therefore changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during 2002 and 2001. At December 31, 2002, the Company's notional $7,750,000 in forward exchange contracts resulted in an unrealized gain of approximately $391,000, net of taxes, which was included as an addition to other comprehensive income in the statement of changes in shareholders' equity and an increase to inventory, the underlying exposure on the balance sheet. The Company expects to reclassify all of the unrealized gain from other comprehensive income into earnings within the next four month period due to the actual executions of foreign exchange contracts to purchase merchandise.

Note I   - Income Taxes

  Significant items comprising the Company's deferred tax assets and liabilities are as follows:

                                                December 31,
                                            2002           2001
Deferred tax assets:
Inventory allowances and capitalization   $   932,000   $  605,000
Allowance for doubtful accounts and
   sales allowances                         1,569,000    1,755,000
Deferred rent                               3,223,000    2,653,000
Deferred compensation                       5,671,000    4,487,000
Asset impairment                            1,668,000
Other                                         356,000      229,000
                                          -----------   ----------
                                           13,419,000    9,729,000
Deferred tax liabilities:
Depreciation                               (1,459,000)  (1,022,000)
Undistributed foreign earnings             (1,307,000)  (1,224,000)
                                          -----------   ----------
                                           (2,766,000)  (2,246,000)
                                          -----------   ----------
Net deferred tax assets                   $10,653,000   $7,483,000
                                          ===========   ==========

Note I - Income Taxes (continued)

   The provision (benefit) for income taxes consists of the following:

                                    December 31,
                              2002         2001         2000
Current:
  Federal                  $16,850,000  $12,172,000  $23,322,000
  State and local            1,900,000    1,000,000    3,475,000
  Foreign                      107,000      117,000       69,000
                           -----------  -----------  -----------
                            18,857,000   13,289,000   26,866,000
Deferred:
  Federal                   (2,998,000)  (2,750,000)  (1,115,000)
  State and local             (171,000)    (235,000)    (159,000)
                           -----------  -----------  -----------
                            (3,170,000)  (2,985,000)  (1,274,000)
                           -----------  -----------  -----------
                           $15,687,000  $10,304,000  $25,592,000
                           ===========  ===========  ===========

   The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for 2002, 2001 and 2000 is as follows:

                                           2002    2001    2000
Federal income tax at statutory rate       35.0%   35.0%   35.0%
State  and local taxes, net  of
   federal tax benefit                      2.5%    3.3%    5.0%
                                           -----   -----   -----
                                           37.5%   38.3%   40.0%
                                           =====   =====   =====

Note J  - Stock Options Plans and Grants

1.   1994 stock option plan

  The Company's 1994 Incentive Stock Option Plan, as amended (the "Plan"), authorizes the grant of options to employees for up to 4,800,000 shares of the Company's Class A Common Stock. Certain options granted under the Plan vest in one-third increments in each of the first, second and third years following the date of grant, while certain other options vest over five years. Options granted under the "Plan" have ten year terms. Non-employee Director options granted have ten year terms and vest 50% on the first anniversary of the date of grant and become fully exercisable at the end of two years.

   The Company has elected to continue to follow Accounting Principles Board Opinion No. 25 ("APB 25"), in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rate of 4.5%, 5.0% and 5.8%; 0% dividend yields; expected volatility factors of 72.4%, 65.5% and 54.6% and expected lives of 4.4, 5.1 and 4.2 years. The weighted-average fair value of options granted during 2002, 2001 and 2000 were $16.31, $10.85 and $15.12, respectively.

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

Note J  - Stock Options Plans and Grants (continued)

   The following table summarizes all stock option transactions from December 31, 1999 through December 31, 2002.

                                                Weighted-Average
                                       Shares    Exercise Price
 Outstanding at December 31, 1999     1,730,698

 Granted                                433,750     $31.10
 Exercised                             (274,380)    $ 8.52
 Forfeited                              (79,023)    $18.41
                                      ---------
 Outstanding at December  31, 2000    1,811,045

 Granted                              1,083,550     $18.18
 Exercised                              (37,503)    $10.38
 Forfeited                              (34,301)    $20.68
                                      ---------
 Outstanding at December  31, 2001    2,822,791

 Granted                                 73,650     $24.33
 Exercised                              (97,952)    $ 9.75
 Forfeited                             (166,509)    $22.18
                                      ---------
 Outstanding at December  31, 2002    2,631,980
                                      =========

    The following table summarizes information concerning currently outstanding and exercisable stock options at December
31, 2002:

             Outstanding Stock Options     Exercisable Stock Options
                            Weighted
                             Average    Weighted              Weighted
                            Remaining   Average               Average
   Range of     Outstanding Contractual Exercise  Exercisable Exercise
Exercise Prices  Shares        Life      Price      Shares     Price
 $ 4.00 to $12.00   725,598    3.69 years $ 9.54    642,348    $ 9.27
 $12.01 to $24.00 1,070,782    7.28 years $14.96    472,174    $20.47
 $24.01 to $36.00   835,600    7.51 years $27.50    269,808    $30.39


Note J  - Stock Options Plans and Grants (continued)

2.    Stock option grants

   In 1994, the Board of Directors granted non-transferable stock options to an officer of the Company, for the purchase of 334,425 shares of Class A Common Stock at an exercise price of $1.4583 per share. In 2000, 50,000 options were exercised and at December 31, 2001 and 2000, 130,000 options were outstanding and exercisable. During 2002, an additional 45,000 options were exercised leaving 85,000 options outstanding and exercisable at December 31, 2002.

Note K  - Benefit Plans

1.   401(k) Plan

   The Company's 401(k) profit-sharing plan covers all non-union employees, subject to certain minimum age and length of service requirements who are permitted to contribute specified percentages of their salary up to the maximum permitted by the Internal Revenue Service. The Company is obligated to make a matching contribution and may make an additional discretionary contribution, as defined. During 2000, the Company amended the plan's matching contribution of 25% of the participant's contribution, up to a maximum of 6% from 4% of the participant's base pay. Contributions to the plan for the years ended December 31, 2002, 2001 and 2000 were approximately $241,000, $267,000 and
$200,000, respectively.

2.   Deferred compensation plans

    The Kenneth Cole Productions, Inc. Deferred Compensation Plan is a non-qualified plan maintained primarily to provide deferred compensation benefits for a select group of "highly compensated employees." During 2002, the Company added a second plan expanding the definition of "highly compensated employees" to include additional Company management based on salary. The Company accounts for the investments in the deferred compensation plans in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and such investments have been classified as trading.

3.   Supplemental Employee Retirement Plan

    In  2002,  2001  and 2000, the Company deposited  $1,408,000,
$1,374,000 and $1,308,000, respectively, into Supplemental Executive Retirement Plans ("SERP") for certain key executives. The amounts have been recorded in deposits and sundry on the face of the consolidated balance sheets. These plans are non-qualified deferred compensation plans. Benefits payable under these plans are based upon the performance of the individual directed investments from the Company's initial and future contributions. Benefits earned under the SERP begin vesting after 3 years from issuance, and become 75% vested after 10 years and fully vested upon the participant retiring at age 60 or later. In addition, SERP participants are covered by life insurance through a portion of the Company's contribution. The value of these investments at December 31, 2002 and 2001 were $2,897,000 and $2,234,000, respectively, which the Company accounts for in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", and such investments have been classified as trading. The unrealized loss on the investments was recorded as selling, general and administrative expense within the accompanying statements of income as a general operating expense. In addition, the Company recorded a long term vested benefit obligation of approximately $641,000 and $324,000 at December 31, 2002 and 2001, respectively, within the accompanying Consolidated Balance Sheets.

4.   Employee Stock Purchase Plan

    During 2000, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's Class A Common Stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On March 7, 2000, the Company filed with the Securities and Exchange Commission Form S-8 registering 150,000 shares of Class A Common Stock for the ESPP. For the year ended December 31, 2002, 2001, and 2000 employees purchased 14,681, 20,074, and 6,652 shares, respectively. Total shares purchased through December 31, 2002 were 41,407.

Note L  - Commitments and Contingencies

1.  Capital lease

   Included  in  property and equipment are assets held  under  a capital  lease  of  $967,000  less  accumulated  amortization  of
$822,000.   At  December 31, 2002, future minimum lease  payments
consist of the following:

      2003                                               $177,000
      2004                                                      0
      2005                                                      0
      2006                                                      0
                                                         --------
      Total minimum lease payments                       $177,000
      Less amounts representing interest                   (6,000)
                                                         --------
      Present value of minimum lease payments             171,000
      Less current maturities                            (171,000)
                                                         --------
      Capital lease obligation, less current maturities  $      0
                                                         ========

Note L - Commitments and Contingencies (continued)

2.  Operating leases

     The Company leases office, retail and warehouse facilities under non-cancelable operating leases between 5 and 20 years with options to renew at varying terms. Future minimum lease payments for non-cancelable leases with initial terms of one year or more consisted of the following at December 31, 2002:

      2003                               $ 22,090,000
      2004                                 22,233,000
      2005                                 21,298,000
      2006                                 20,082,000
      2007                                 18,970,000
      Thereafter                           98,287,000
                                         ------------
      Total minimum cash payments        $202,960,000
                                         ============

In addition, certain of these leases contain rent escalation provisions and require additional percentage rent payments to be made.

   Rent expense for the years ended December 31, 2002, 2001 and 2000 was $29,062,000, $26,999,000 and $18,477,000, respectively.
Sub-tenants rental income for 2002 and 2001 was $967,000 and $708,000, respectively. Future minimum rental income from sub-tenants for the next four years is approximately as follows:

       2003                             $1,223,000
       2004                                893,000
       2005                                742,000
       2006                                742,000
       Thereafter                                0
                                        ----------
       Total minimum cash payments      $3,600,000
                                        ==========

3. Letters of credit

   At December 31, 2002 and 2001, the Company was contingently liable for approximately $1,345,000 and $1,104,000 of open letters of credit, respectively. In addition, at December 31,
2002 and 2001, the Company was contingently liable for approximately $2,779,000 and $2,483,000 of standby letters of credit, respectively.


4. Concentrations

   In the normal course of business, the Company sells to major department stores and specialty retailers and believes that its broad customer base will mitigate the impact that financial difficulties of any such retailers might have on the Company's operations. In 2002, 2001 and 2000, the Company had no customer account for more than 10% of consolidated net sales.

  The Company sources each of its product lines separately, based on the individual design, styling and quality specifications of such products. The Company primarily sources its products directly or indirectly through manufacturers in Italy, Spain, Brazil, China and South Korea. The Company attempts to limit the concentration with any one manufacturer. However, approximately 54% of total handbag purchases came from one manufacturer in China during 2002, while 36% of the handbag purchases by the Company were sourced through one agent utilizing several different factories in China during 2001. Approximately 40% and 44% of Kenneth Cole and Reaction Kenneth Cole men's footwear purchases were from one manufacturer in Italy utilizing many different factories during 2002 and 2001, respectively. Furthermore, approximately 38% and 33% of Kenneth Cole ladies' footwear was purchased from one manufacturer in Italy during 2002 and 2001, respectively, while 42% of Reaction Kenneth Cole ladies' footwear purchases were sourced through one agent utilizing several different factories in Brazil in 2002. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company's production needs.

   At December 31, 2002, the Company had approximately 8% of its employees covered under a collective bargaining agreement with a local union.

5.  Other

      The Company, from time to time, is a party to litigation that arises in the normal course of its business operations. The Company presently is not a party to any such litigation that would have a material adverse effect on its business or operations.

Note M  - Shareholders' Equity

1.  Common stock

   Class A Common Shareholders are entitled to one vote for each share held of record and Class B Common Shareholders are entitled to ten votes for each share held of record. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the Class B Shareholder. The
Class A Common Shareholders vote together with Class B Common Shareholders on all matters subject to shareholder approval, except that Class A Common Shareholders vote separately as a class to elect 25% of the Board of Directors of the Company. Shares of neither class of common stock have preemptive or cumulative voting rights.

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

3.  Common Stock repurchase

   On February 21, 2001, the Board of Directors of the Company authorized management to repurchase, from time to time, an additional 2,000,000 shares up to an aggregate 4,250,000 shares of the Company's Class A Common Stock. As of December 31, 2002, 2,688,400 shares were repurchased in the open market at an aggregate price of $61,695,000, reducing the available shares authorized for repurchase to 1,561,600. The repurchased shares have been recorded as treasury stock.

Note N - Earnings Per Share

       The  following is an analysis of the  differences
between  basic and diluted earnings per common share  in
accordance   with  Statement  of  Financial   Accounting
Standards No. 128, "Earnings Per Share".

                               For the Year Ended December 31,
                                2002        2001         2000
  Weighted average common
    shares outstanding       19,643,000   19,992,000   20,574,000
  Effect of dilutive securities:
    Stock options               947,000      753,000    1,318,000
                             ----------   ----------   ----------
  Weighted average common
    shares outstanding and common
    share equivalents        20,590,000   20,745,000   21,892,000
                             ==========   ==========   ==========

Note O   - Licensing Agreements

1. Fragrance

   On March 14, 2001, the Company and American Luxury Brands LLC, a division of Givenchy, Inc., which is a wholly owned subsidiary of LVMH Moet Hennessey Louis Vuitton, Inc., (collectively with its subsidiaries and affiliates, "LVMH") entered into a multi-brand initiative to create, distribute and market fragrance and body products worldwide. The agreement covers the trademarks Kenneth Cole New York, Reaction Kenneth Cole, and Unlisted. The initial term of the agreement is through December 31, 2007 with options to renew through December 2022 based on LVMH reaching certain sales thresholds during these periods. LVMH is obligated to pay the Company a percentage of net sales based upon the terms of the agreement. LVMH launched under the Kenneth Cole New York brand for the Holiday 2002 season mens' and womens' fragrances and the Company expects further launches for its other trademarks.

2. Children's Apparel

   On May 4, 2001, the Company signed an agreement with Wear Me Apparel Corporation, doing business as Kids Headquarters, to produce boys' and girls' sportswear under the Reaction Kenneth Cole trademark. The initial term of the agreement is through December 31, 2004 with options to renew through December 31, 2007 based upon certain sales thresholds being met. The Company receives a percentage of net sales from Kids Headquarters. Boy's sportswear was launched during Fall 2002 with girl's sportswear expected to follow.


Note P  - Related Party Transactions

   During 2000, the Company contributed $500,000 to the Kenneth Cole Foundation, followed by a contribution of $500,000 to the Kenneth Cole Productions, Inc. Foundation during 2002. Both the Kenneth Cole and the Kenneth Cole Productions, Inc. Foundations are not for profit organizations that foster programs to aid primarily in the fields of arts and culture, education, and medical research. In addition, the Board of Directors authorized an additional $600,000 contribution payable to the Kenneth Cole Productions, Inc. Foundation during 2002.


Note Q  - Quarterly Financial Data (Unaudited)

  Summarized quarterly financial data for 2002 and 2001 appear below (in thousands, except per share data):

                            First     Second    Third    Fourth
                           Quarter   Quarter   Quarter   Quarter
2002
Net sales                  $ 87,290  $ 93,245  $115,325  $108,476
Licensing revenue             5,621     6,005     8,195     8,892
Net revenues                 92,911    99,250   123,520   117,368
Gross profit                 43,764    46,093    54,221    53,716
Operating income              8,497     8,270    10,509    13,454
Net income                    5,521     5,418     6,788     8,418
Earnings per share basic      $0.28     $0.28     $0.34     $0.43
Earnings per share diluted    $0.27     $0.26     $0.33     $0.41

2001
Net sales                  $ 92,298  $ 82,746  $ 95,311  $ 95,454
Licensing revenue             5,124     5,954     5,916     5,122
Net revenues                 97,422    88,700   101,227   100,576
Gross profit                 43,988    40,996    44,345    41,375
Operating income              6,452     5,912     9,072     3,349
Net income                    4,554     3,983     5,862     2,217
Earnings per share basic      $0.22     $0.20     $0.30     $0.11
Earnings per share dilute     $0.21     $0.19     $0.29     $0.11


Note R- Subsequent Event

  During March 2003, the Company repurchased 200,000 additional shares of Class A Common Stock of an aggregate market value of approximately $4,526,000. The repurchased shares have been recorded as treasury stock.

                           Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KENNETH COLE PRODUCTIONS, INC.

                                   By  /s/ KENNETH D.COLE
                                        Kenneth D. Cole
                                   Chief Executive Officer

                                   Date: March 27, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                  Title                           Date

/S/KENNETH D.COLE   Chief Executive Officer and Director   March 27, 2003
 Kenneth D. Cole

/S/PAUL BLUM        Executive Vice President,              March 27, 2003
Paul Blum           President and Director


/S/STANLEY A.MAYER  Executive Vice President,              March 27, 2003
 Stanley A. Mayer   Chief Financial Officer, Treasurer and Director

/S/DAVID P.EDELMAN  Senior Vice President Finance          March 27, 2003
David P. Edelman    (Principal Accounting Officer)

/S/ROBERT C.GRAYSON Director                               March 27, 2003
Robert  C. Grayson

/S/DENIS F.KELLY    Director                               March 27, 2003
Denis F. Kelly

/S/PHILLIP B.MILLER Director                               March 27, 2003
Phillip B. Miller

                   CERTIFICATIONS PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Kenneth D. Cole, certify that:

         1. I have reviewed this annual report on Form 10-K of Kenneth Cole Productions, Inc.;

           2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The  registrant's  other  certifying  officer  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b.    evaluated   the  effectiveness  of  the   registrant's
       disclosure controls and procedures as of a date within  90 days  prior to the filing date of this annual report  (the
       "Evaluation Date"); and

     c.    presented in this annual report our conclusions  about
       the   effectiveness   of  the  disclosure   controls   and
       procedures  based on our evaluation as of  the  Evaluation
       Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function) :

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors and material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including the corrective actions with regard to significant deficiencies and material weaknesses.



     By:  /s/   Kenneth D. Cole


     --------------------------------------

     Kenneth D. Cole

     Chief Executive Officer



Date:  March 27, 2003

CERTIFICATION

I, Stanley A. Mayer, certify that:

     1. I have reviewed this annual report on Form 10-K of Kenneth Cole Productions, Inc.;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b.     evaluated   the  effectiveness  of  the  registrant's
       disclosure controls and procedures as of a date within  90 days  prior to the filing date of this annual report  (the
       "Evaluation Date"); and

     c.    presented in this annual report our conclusions  about
       the   effectiveness   of  the  disclosure   controls   and
       procedures  based on our evaluation as of  the  Evaluation
       Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function) :

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors and material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including the corrective actions with regard to significant deficiencies and material weaknesses.




     By:  /s/  Stanley A. Mayer


     --------------------------------------

     Stanley A. Mayer

     Chief Financial Officer



Date:  March 27, 2003

                            Kenneth Cole Productions, Inc.
                                     Schedule II
                          Valuation and Qualifying Accounts
                For the Years Ended December 31, 2002, 2001, and 2000

                               Balance at   Charged to               Balance
                               Beginning    Costs and                 at End
Description                    of Period     Expenses  Deductions   of Period
Year ended December 31, 2002
Allowance for doubtful accounts $  (675,000)$  (244,000) $444,000  $  (475,000)
Reserve for returns and
 sales allowances                (9,165,000)   (235,000)            (9,400,000)
                                ----------- -----------  --------  -----------
                                $(9,840,000)$  (479,000) $444,000  $(9,875,000)
                                =========== ===========  ========  ===========
Year ended December 31, 2001
Allowance for doubtful accounts $  (550,000)$  (808,000) $683,000  $  (675,000)
Reserve for returns and
  sales allowances               (7,780,000) (1,385,000)            (9,165,000)
                                ----------- -----------  --------  -----------
                                $(8,330,000)$(2,193,000) $683,000  $(9,840,000)
                                =========== ===========  ========  ===========
Year ended December 31, 2000

Allowance for doubtful accounts $  (554,000)$  (270,000) $274,000  $  (550,000)
Reserve for returns and
  sales allowances               (8,357,000)              577,000   (7,780,000)
                                ----------- -----------  --------  -----------
                                $(8,911,000)$  (270,000) $851,000  $(8,330,000)
                                =========== ===========  ========  ===========



    Kenneth Cole Productions, Inc.
             Exhibit 21.01

         List of Subsidiaries             State of Incorporation

Cole 57th. St., LLC                     Delaware
Cole 610 Fifth Avenue, LLC              Delaware
Cole Amsterdam, B.V.                    Amsterdam
Cole Amsterdam, Inc.                    Delaware
Cole Aspen, Inc.                        Delaware
Cole Broadway, Inc.                     New York
Cole Cabazon, Inc.                      California
Cole Camarillo, LLC                     Delaware
Cole Carlsbad, Inc.                     Delaware
Cole Century City, Inc.                 California
Cole Chestnut, Inc.                     Delaware
Cole Clinton, Inc.                      Connecticut
Cole Dawsonville, Inc.                  Delaware
Cole Fashion Valley, Inc.               Delaware
Cole Forum, Inc.                        Delaware
Cole Galleria, Inc.                     Delaware
Cole Garden State, Inc.                 Delaware
Cole Georgetown, Inc.                   District of Columbia
Cole Grand Central, Inc.                Delaware
Cole Grant, Inc.                        Delaware
Cole Jersey Gardens, LLC                Delaware
Cole Las Vegas, Inc.                    Delaware
Cole Michigan Avenue, Inc.              Delaware
Cole Napa, Inc.                         California
Cole New Orleans, Inc.                  Delaware
Cole Newbury, Inc.                      Massachusetts
Cole Northpark, Inc.                    Texas
Cole Oakbrook, Inc.                     Delaware
Cole Orlando, LLC                       Delaware
Cole Phipps, Inc.                       Georgia
Cole Pike, Inc.                         Delaware
Cole Productions, Inc.                  Delaware
Cole Reading Outlet, Inc.               Pennsylvania
Cole Riverhead, Inc.                    Delaware
Cole Santa Monica, Inc.                 Delaware
Cole Scottsdale, Inc.                   Delaware
Cole SFC, LLC                           Delaware
Cole Short Hills, Inc.                  New Jersey
Cole Somerset, Inc.                     Michigan
Cole South Beach, Inc.                  Florida
Cole Stanford, Inc.                     California
Cole Tempe, LLC                         Delaware
Cole Tyson, Inc.                        Virginia
Cole Venetian, LLC                      Delaware
Cole Viejo, LLC                         Delaware
Cole Waikele, Inc.                      New York
Cole Westchester, Inc.                  New York
K.C.P.L., Inc.                          Delaware
Kenneth Cole (BVI) Company Limited      British Virgin Islands
Kenneth Cole (BVI) Company, Ltd.        British Virgin Islands
Kenneth Cole Catalog, Inc.              Virginia
Kenneth Cole Financial Services, Inc.   New Jersey
Kenneth Cole Gilroy, Inc.               California
Kenneth Cole Productions (LIC), Inc.    Bahamas
Kenneth Cole Productions, LP            Delaware
Kenneth Cole Services, Inc.             Delaware
Kenneth Cole Trading, Inc.              Delaware
Kenneth Cole Woodbury, Inc.             Delaware
Kenneth Cole, Inc.                      New York
Kenneth Productions, Inc.               Delaware
Kenth Ltd.                              Hong Kong
Riveria Holding, LLC                    Delaware

Exhibit 23.01


CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in Registration Statement (Form S-8 No. 33-92094) pertaining to the Kenneth Cole Productions, Inc. 1994 Stock Option Plan and Registration Statement (Form S-8 No. 33-31868) pertaining to the Kenneth Cole Productions, Inc. Employee Stock Purchase Plan of our report dated February 21, 2003, with respect to the consolidated financial statements and schedule of Kenneth Cole Productions, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 2002.



                                   /s/ ERNST & YOUNG LLP



New York, New York
March 27, 2003

                                                    Exhibit 99.01
                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth D. Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
           (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kenneth D. Cole

Kenneth D. Cole
Chairman and Chief Executive Officer
Kenneth Cole Productions, Inc.
March 27, 2003

                                                    Exhibit 99.02
                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanley A. Mayer, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
           (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stanley A. Mayer

Stanley A. Mayer
Executive Vice President and
Chief Financial Officer
Kenneth Cole Productions, Inc.
March 27, 2003