Form 10-Q
period 2003-03-31
COLE KENNETH PRODUCTIONS INC
filed 2003-05-12
CIK 921691

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              Form 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes (X)   No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X ) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                                    May 7, 2003

     Class A Common Stock ( $.01 par value)             11,260,699
     Class B Common Stock ( $.01 par value)              8,246,497

                   Kenneth Cole Productions, Inc.
                            Index to 10-Q


Part I.    FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as of March 31, 2003 and
     December 31, 2002..................................................3

     Condensed Consolidated Statements of Income for the three months ended March 31, 2003 and 2002......................................5

     Condensed Consolidated Statement of Changes in Shareholders'
     Equity for the three months ended March 31, 2003...................6

     Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002...............................7

     Notes to Condensed Consolidated Financial Statements...............8

Item 2.Management's Discussion and Analysis of Financial Condition
     and Results of Operations..........................................14

Item 3. Quantitative and Qualitative Disclosure about Market Risk.......18

Item 4. Controls and Procedures.........................................18

Part II.  OTHER INFORMATION

Item 1.Legal Proceedings................................................19

Item 2.Changes in Securities and Use of Proceeds........................19

Item 3.Defaults Upon Senior Securities..................................19

Item 4.Submission of Matters to a Vote of Security Holders..............19

Item 5.Other Information................................................19

Item 6.Exhibits and Reports on Form 8-K.................................19

Signatures..............................................................20

           Kenneth Cole Productions, Inc. and Subsidiaries

                Condensed Consolidated Balance Sheets

Part I.    FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                 March 31,    December 31,
                                                   2003         2002
                                                (Unaudited)
Assets
Current assets:
Cash                                              $ 81,439,000  $ 91,549,000
Due from factor                                     42,481,000    30,886,000
Accounts receivable, net                             6,776,000     7,884,000
Inventories                                         43,075,000    43,724,000
Prepaid expenses and other current assets              874,000     1,074,000
Deferred taxes                                       2,900,000     2,900,000
                                                  ------------  ------------
Total current assets                               177,545,000   178,017,000

Property and equipment - at cost, less
accumulated depreciation                            35,309,000    36,002,000

Other assets:
 Deposits and deferred taxes                        13,842,000    14,243,000
 Deferred compensation plans assets                 14,539,000    12,055,000
                                                  ------------  ------------
Total other assets                                  28,381,000    26,298,000
                                                  ------------  ------------
Total assets                                      $241,235,000  $240,317,000
                                                  ============  ============

   See accompanying notes to condensed consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

          Condensed Consolidated Balance Sheets (continued)
                                                 March 31,    December 31,
                                                   2003         2002
                                                (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                                  $ 33,715,000  $ 33,634,000
Accrued expenses and other current liabilities      10,475,000    14,040,000
Income taxes payable                                 5,563,000     6,240,000
                                                  ------------  ------------
Total current liabilities                           49,753,000    53,914,000

Deferred compensation                               14,539,000    12,055,000
Other                                                9,675,000     9,446,000

Commitments and contingencies

Shareholders' equity:
Series A Convertible Preferred Stock, par value $1.00,
  1,000,000 shares authorized, none outstanding
Class A Common Stock, par value $.01, 20,000,000
  shares authorized, 14,038,876 and 13,921,817
  issued and outstanding in 2003 and 2002              140,000       139,000
Class B Common Stock, par value $.01, 9,000,000
  shares authorized, 8,291,497 and 8,360,497
  issued and outstanding in 2003 and 2002               83,000        84,000
Additional paid-in capital                          64,195,000    63,476,000
Accumulated other comprehensive income                 468,000       654,000
Retained earnings                                  168,603,000   162,244,000
                                                  ------------  ------------
                                                   233,489,000   226,597,000
Class A Common Stock in treasury, at cost,
  2,888,400 and 2,688,400 shares in 2003 and 2002  (66,221,000)  (61,695,000)
                                                  ------------  ------------
Total shareholders' equity                         167,268,000   164,902,000
                                                  ------------  ------------
Total liabilities and shareholders' equity        $241,235,000  $240,317,000
                                                  ============  ============

   See accompanying notes to condensed consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

             Condensed Consolidated Statements of Income
                             (Unaudited)
                                             Three Months Ended
                                                 March 31,
                                             2003          2002
Net sales                                 $102,117,000  $ 87,290,000
Royalty revenue                              8,007,000     5,621,000
                                          ------------  ------------
Net revenue                                110,124,000    92,911,000
Cost of goods sold                          62,542,000    49,147,000
                                          ------------  ------------
Gross profit                                47,582,000    43,764,000

Selling, general and administrative
expenses                                    37,731,000    35,267,000
                                          ------------  ------------
Operating income                             9,851,000     8,497,000

Interest and other income, net                 242,000       267,000
                                          ------------  ------------
Income before provision for income taxes    10,093,000     8,764,000

Provision for income taxes                   3,734,000     3,243,000
                                          ------------  ------------
Net income                                $  6,359,000  $  5,521,000
                                          ============  ============

Earnings per share:
      Basic                                       $.33          $.28
      Diluted                                     $.31          $.27
Shares used to compute earnings per share:
      Basic                                 19,543,000    19,641,000
      Diluted                               20,448,000    20,403,000


See accompanying notes to condensed consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

       Condensed Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)
                              Class A                   Class B
                           Common Stock              Common Stock
                        Number                    Number
                       of shares    Amount       of shares    Amount
Shareholders' equity
 January 1, 2003        13,921,817  $139,000     8,360,497    $84,000

Net income

Translation adjustments
 foreign currency
 forward contracts

Comprehensive income

Exercise of stock
 options, including tax
 benefit of $199,000        45,236

Issuance of Class A
 Common Stock                2,823

Purchase of Class A
 Common Stock

Conversion of Class B
 to Class A shares          69,000     1,000       (69,000)    (1,000)
                        -------------------------------------------------
Shareholders' equity
 March 31, 2003         14,038,876  $140,000     8,291,497    $83,000
                        =================================================

                                          Accumulated
                           Additional        Other
                            Paid-in      Comprehensive     Retained
                            Capital          Income        Earnings
Shareholders' equity
 January 1, 2003          $63,476,000      $654,000       $162,244,000

Net income                                                   6,359,000

Translation adjustments
 foreign currency                           (17,000)
 forward contracts                         (169,000)

Comprehensive income

Exercise of stock
 options, including tax
 benefit of $199,000          670,000

Issuance of Class A
 Common Stock                  49,000

Purchase of Class A
 Common Stock

Conversion of Class B
 to Class A shares
                          -------------------------------------------------
Shareholders' equity
 March 31, 2003           $64,195,000      $468,000       $168,603,000
                          =================================================

                                 Treasury Stock
                              Number of
                               Shares        Amount            Total
Shareholders' equity
 January 1, 2003            (2,688,400)    $(61,695,000)   $164,902,000

Net income                                                    6,359,000

Translation adjustments
 foreign currency                                               (17,000)
 forward contracts                                             (169,000)
                                                           ------------
Comprehensive income                                          6,173,000

Exercise of stock
 options, including tax
 benefit of $199,000                                            670,000

Issuance of Class A
 Common Stock                                                    49,000

Purchase of Class A
 Common Stock                 (200,000)      (4,526,000)     (4,526,000)

Conversion of Class B
 to Class A shares
                            ----------------------------------------------
Shareholders' equity
 March 31, 2003             (2,888,400)    $(66,221,000)   $167,268,000
                            ==============================================


     See accompanying notes to condensed consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

             Condensed Consolidated Statements of Cash Flows
                             (Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                      2003         2002
Cash flows from operating activities
Net income                                         $ 6,359,000  $ 5,521,000
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
 Depreciation                                        1,834,000    1,831,000
 Unrealized loss on deferred compensation plans         54,000      476,000
 Provision for bad debts                                70,000       89,000
 Tax benefit from exercise of stock options            199,000        5,000
 Changes in assets and liabilities:
  Increase in due from factor                      (11,595,000)  (8,279,000)
  Decrease in accounts receivable                    1,038,000    3,975,000
  Decrease (increase) in inventories                   480,000   (9,571,000)
  Decrease in prepaid expenses and other
    current assets                                     200,000      367,000
  Increase in other assets                          (2,137,000)    (921,000)
  Increase in accounts payable                          81,000    5,300,000
  (Decrease) increase in income taxes payable         (677,000)   3,087,000
  Decrease in accrued expenses and other
    current liabilities                             (3,523,000)  (1,970,000)
  Increase in other non-current liabilities          2,713,000    1,083,000
                                                   -----------  -----------
Net cash (used in) provided by operating activities (4,904,000)     993,000
Cash flows from investing activities
Acquisition of property and equipment, net          (1,141,000)  (1,489,000)
                                                   -----------  -----------
Net cash used in investing activities               (1,141,000)  (1,489,000)
Cash flows from financing activities
Proceeds from exercise of stock options                471,000       14,000
Proceeds from issuance of common stock                  49,000       56,000
Purchases of treasury stock                         (4,526,000)
Principal payments on capital lease obligations        (56,000)     (51,000)
                                                   -----------  -----------
Net cash (used in) provided by financing activities (4,062,000)      19,000
Effect of exchange rate changes on cash                 (3,000)     (44,000)
                                                   -----------  -----------
Net decrease in cash                               (10,110,000)    (521,000)
Cash, beginning of period                           91,549,000   68,966,000
                                                   -----------  -----------
Cash, end of period                                $81,439,000  $68,445,000
                                                   ===========  ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                         $    16,000  $     8,000
  Income taxes                                     $ 4,169,000  $   495,000

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

     Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

     The consolidated balance sheet at December 31, 2002, as presented, was derived from the audited financial statements as of December 31, 2002 included in the Company's annual report on Form 10-K.

2.  New Accounting Pronouncements

      In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. The Company's adoption of the EITF Issue No. 00-25 on January 1, 2002 increased both revenue and expense classifications by approximately $488,000 and $378,000 for the three months ended March 31, 2003 and 2002, respectively, and did not change net income.

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has adopted the provisions of SFAS No. 146 effective January 1, 2003 and such adoption had no impact on net income.

3.  Stock-Based Compensation

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

                                           Three Months Ended March 31,
                                                2002            2003
   Net Income, as reported                   $ 6,359,000     $ 5,521,000

   Deduct: Stock-based employee compensation
    expense determined under fair value method,
    net of related tax effects                   722,000         632,000
                                             -----------     -----------
   Pro forma net income                        5,637,000       4,889,000

   Earnings per share:

   Basic - as reported                       $       .33     $       .28
   Basic - pro forma                         $       .29     $       .25

   Diluted - as reported                     $       .31     $       .27
   Diluted - pro forma                       $       .28     $       .24

4.  Earnings Per Share

      The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                          March 31,    March 31,
                                            2003          2002
     Weighted average common
       shares outstanding                19,543,000   19,641,000

     Effect of dilutive securities:
       Stock options                        905,000      762,000

     Weighted average common shares
       outstanding and common share      ----------   ----------
       equivalents                       20,448,000   20,403,000
                                         ==========   ==========

5.  Comprehensive Income

     Comprehensive income is comprised of net income, the effect of foreign currency translation and changes in unrealized gains and losses on forward exchange contracts used to hedge merchandise commitments. Comprehensive income amounted to $6,173,000 and $5,415,000 for the three-month periods ended March 31, 2003 and 2002, respectively.

6.  Derivative Instruments and Hedging Activities

      The Company, in the normal course of business, routinely enters into forward exchange contracts in anticipation of future purchases of inventory denominated in Euros. These forward exchange contracts are used to hedge against the Company's exposure to changes in foreign exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation, therefore the Company has classified these contracts as cash flow hedges. The Company had outstanding forward exchange contracts of $8,250,000 at March 31, 2003 with maturity dates through June 2003.

           All terms and conditions of the Company's foreign exchange contracts are included in the measurement of the related hedge effectiveness. The critical terms of the foreign exchange contracts are the same as the underlying forecasted transactions; therefore changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during the period ended March 31, 2003. At March 31, 2003 the Company's notional $8,250,000 in forward exchange contracts resulted in an unrealized gain of approximately $222,000, net of taxes, which was included as an addition to other comprehensive income in the

 6.  Derivative Instruments and Hedging Activities (continued)

Company's Statement of Changes in Shareholders' Equity and a decrease to inventory, the underlying exposure on the balance sheet. The Company expects to reclassify all of the unrealized gain from other comprehensive income into earnings within the next three month period due to the actual executions of foreign exchange contracts to purchase merchandise.

7.  Segment Information

            The Company has three reportable segments: Wholesale, Consumer Direct and Licensing/International. The Company's reportable segments are business units that offer different products and services or similar products through different channels of distribution. The Wholesale segment is comprised of designing, sourcing and marketing a broad range of quality footwear and handbags for wholesale distribution. The Consumer Direct segment markets the broad selection of the Company's branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, catalogs and e-commerce (at website addresses
www.kennethcole.com       and      www.reactiononline.com).       The
Licensing/International segment primarily consists of earning royalties on licensee sales to third parties of the Company's branded products and royalties earned on the purchase and sale to foreign retailers or to consumers in foreign countries. The Company maintains control over quality and image and allows licensees to sell primarily to the same channels of distribution as those of the
Company's  Wholesale segment.  The Company evaluates performance  and allocates resources based on profit or loss from each segment. The Wholesale segment is evaluated on income from operations before income taxes. The Consumer Direct segment is evaluated on profit or loss from operations before unallocated corporate overhead and income taxes. The Licensing/International segment is evaluated based on royalties earned and pretax segment profit. Intersegment sales between the Wholesale and Consumer Direct segments include a markup, which is eliminated in consolidation.

          Revenues from international customers represent less than two percent of the Company's consolidated revenues.

7.  Segment Information (continued)
Financial information of the Company's reportable segments is as follows (in thousands):

                                                Three Months Ended
                                                  March 31, 2003
                                            Consumer   Licensing/
                                  Wholesale  Direct  International   Totals
Revenues from external customers  $ 69,402  $ 32,566   $ 8,156     $110,124
Intersegment revenues               (7,245)                          (7,245)
Segment income (1)                  10,746    (3,116)    6,041       13,671
Segment assets                     187,884    50,672     4,592      243,148

                                                Three Months Ended
                                                  March 31, 2002
                                            Consumer   Licensing/
                                  Wholesale  Direct  International   Totals
Revenues from external customers  $ 53,686  $ 33,437   $ 5,788     $ 92,911
Intersegment revenues               (7,842)                          (7,842)
Segment income (1)                   7,997       169     3,794       11,960
Segment assets                     158,683    56,661     1,414      216,758


  (1) Before elimination of intersegment profit, unallocated corporate overhead and income taxes

The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):

                                        Three Months Ended
                                       March 31,    March 31,
                                         2003         2002
Revenues
Revenues for external customers        $110,124     $ 92,911
Intersegment revenues                     7,245        7,842
Elimination of intersegment revenues     (7,245)      (7,842)
                                       --------     --------
   Total consolidated revenues         $110,124     $ 92,911
                                       ========     ========
Income
Total profit for reportable segments   $ 13,671     $ 11,960
Elimination of intersegment profit
 And unallocated corporate overhead      (3,578)      (3,196)
                                       --------     --------
   Total income before income taxes    $ 10,093     $  8,764
                                       ========     ========
Assets
Total assets for reportable segments   $243,148     $216,758
Elimination of inventory profit in
  consolidation                          (1,913)      (1,930)
                                       --------     --------
   Total consolidated assets           $241,235     $214,828
                                       ========     ========

8.  Common Stock Repurchase

             The Board of Directors of the Company has authorized management to repurchase, from time to time, up to an aggregate 4,250,000 shares of the Company's Class A Common Stock. During the three months ended March 31, 2003, 200,000 shares were repurchased in the open market at an average price per share of $22.63 reducing the available shares authorized for repurchase to 1,361,600. The repurchased shares have been recorded as Treasury Stock.

9.  Reclassifications

      Certain amounts included in the Company's 2002 financial statements have been reclassified to conform with the March 31, 2003 presentation.

10.  Other

      The Company, from time to time, is a party to litigation that arises in the normal course of its business operations. The Company presently is not a party to any such litigation that would have a material adverse effect on its business operations.

11.  Subsequent Event

      On May 1, 2003 the Company entered into an exclusive license agreement with Candies, Inc. and its trademark holding company, IP Holdings, LLC, to use the Bongo trademark in connection with the worldwide manufacture, sale and distribution of women's, men's and children's footwear.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Forward - Looking Statements Disclosure

     The statements contained in this report which are not historical facts including, without limitation, statements that relate to future performance and/or statements regarding the Company's anticipated results or level of business for 2003 or any other future period, may be deemed to constitute "forward - looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including but not limited to, demand and competition for the Company's products, the ability to enter into new license agreements, to maintain and renew existing licensing agreements and to open new stores, dependence on certain large customers and changes in the Company's relationships with vendors and other resources. The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

Update on Critical Accounting Policies

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgements, and opinions of management. For a description of a summary of the Company's significant accounting policies, see Note A to the Company's consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Results of Operations

     The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenue for the three months ended March 31, 2003 and 2002, respectively.

                                 Three Months Ended March 31,
                                    2003             2002
   Net sales                    $102,117  92.7%   $ 87,290   94.0%
   Royalty revenue                 8,007   7.3       5,621    6.0
                                -------- ------   --------  ------
   Net revenue                   110,124 100.0      92,911  100.0

   Gross profit                   47,582  43.2      43,764   47.1
   Selling, general &
    Administrative expenses       37,731  34.3      35,267   38.0
                                -------- ------   --------  ------
   Operating income                9,851   8.9       8,497    9.1
   Interest and other income, net    242   0.3         267    0.3
                                -------- ------   --------  ------
   Income before income taxes     10,093   9.2       8,764    9.4
   Income tax expense              3,734   3.4       3,243    3.5
                                -------- ------   --------  ------
   Net income                   $  6,359   5.8%   $  5,521    5.9%
                                ======== ======   ========  ======

Three  Months  Ended  March 31, 2003 Compared to Three  Months  Ended
March 31, 2002

     Consolidated net revenues increased $17.2 million, or 18.5%, to $110.1 million for the three months ended March 31, 2003 from $92.9 million for the three months ended March 31, 2002. This increase is attributable primarily to the factors described below in the sections entitled "Net Sales" and "Licensing/International Revenue".

     NET SALES: Wholesale net sales (excluding sales to the Consumer Direct business segment) increased $15.7 million, or 29.3%, to $69.4 million for the three months ended March 31, 2003 from $53.7 million for the three months ended March 31, 2002. This increase is primarily attributable to an increase in sales of the Company's diffusion brands Reaction Kenneth Cole and Unlisted branded footwear, which continued to demonstrate strong sell-thrus at retail. The Company sells its products under these brands at varying price ranges and through multiple distribution channels, thereby limiting the Company's exposure to reductions in sales at any one price level or in a particular channel of distribution. The increase in branded footwear net sales is slightly offset by a decrease in net sales of handbags. Net sales in the Company's Consumer Direct segment decreased $0.9 million, or 2.6%, to $32.6 million for the three months ended March 31, 2003, from $33.4 million for the three months ended March 31, 2002. The decrease in net sales is due to a decline in comparable store sales of 7.3%, or $2.2 million partially offset by net sales of $1.6 million from new stores opened for 2003, as well as expansion store sales and that portion of 2003 net sales from stores not open for all of 2002. The decrease is due in part to the economic weakness generally seen throughout the retail and apparel industry, the Company's transition too early to spring and lightweight products and the effects of a promotionally driven and highly competitive retail environment.

     LICENSING/INTERNATIONAL REVENUE: Royalty revenue increased 42.4% to $8.0 million for the three months ended March 31, 2003 from $5.6 million for the three months ended March 31, 2002. The increase primarily reflects incremental revenues from existing licensees with the most significant increases derived from men's and women's apparel and luggage. In addition, the Company's fragrance licensee added new revenues as the licensee is in its first year of sales, while the Company's Latin American licensee continues to expand its store rollouts in Central and South America.

     GROSS PROFIT: Consolidated gross profit as a percentage of net revenue decreased to 43.2% for the three months ended March 31, 2003 from 47.1% for the comparable period last year. The decrease is due to lower margins on sales in the Company's Wholesale and Consumer Direct segments. The Wholesale segment, which operates at a lower gross profit level than the Consumer Direct segment, as a percentage of net revenue increased to 63.0% for the three months ended March 31, 2003 from 57.8% for the three months March 31, 2002, while the Consumer Direct segment as a percentage of net revenue decreased to 29.6% for the three months ended March 31, 2003 from 36.0% for the three months ended March 31, 2002. The decrease in gross profit as a percentage of net revenue was slightly offset by the gross profit generated from the Licensing/International segment which carries nominal associated cost of goods sold. Royalty revenue increased as a percentage of net revenues to 7.3% for the three months ended March 31, 2003 from 6.0% for the three months ended March 31, 2002. In addition, the Wholesale margin percentage eroded as a result of the weakened U.S. Dollar compared to the Euro, and an increasingly promotionally driven retail environment. The decrease in Consumer Direct gross profit was attributable to lower sales volume and margins in a highly competitive, promotionally driven retail environment.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including shipping and warehousing, increased 7.0% to $37.7 million (or 34.3% of net revenue) for the three months ended March 31, 2003 from $35.3 million (or 38.0% of net revenue) for the three months ended March 31, 2002. The decrease as a percentage of revenue is attributable primarily from economies of scale over the Company's base fixed general and administrative costs. Such amounts were partially offset by increased payroll.

     INTEREST AND OTHER INCOME: Interest and other income, net decreased to $0.2 million for the three months ended March 31, 2003 from $0.3 million for the three months ended March 31, 2002. The decrease is due to significant declines in short term interest rates.

     INCOME TAXES: The Company's effective tax rate remained at 37.0% for the three months ended March 31, 2003 and 2002.

     NET INCOME: As a result of the foregoing, net income increased 15.2% for the three months ended March 31, 2003 to $6.4 million (5.8% of net revenue) from $5.5 million (5.9% of net revenue) for the three months ended March 31, 2002.

Liquidity and Capital Resources

     The Company uses cash from operations as the primary sources of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of merchandise receipts from suppliers, the delivery of merchandise to its customers, and the level of accounts receivable and due from factor balances. At March 31, 2003 and December 31, 2002, working capital was $127.8 million and $124.1 million, respectively.

     Cash used in operating activities was $4.9 million for the three months ended March 31, 2003, compared to cash provided by operating activities of $1.0 million for the three months ended March 31, 2002. The increase in cash flows used in operating activities is primarily attributable to the timing of payables and receivables from increased sales and purchasing during the ordinary course of business.

     Net cash used in investing activities decreased to $1.1 million for the three months ended March 31, 2003 from $1.5 million for the three months ended March 31, 2002. Capital expenditures totaled approximately $1.1 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively. Capital expenditures relate primarily to the Company's retail and outlet store expansion and corporate office renovation.

     During 2000, the Company relocated its corporate headquarters to a larger location in New York City. The Company completed renovations incurring approximately $14.9 million in capital expenditures through March 31, 2003 and expects to incur approximately an additional $7.0 million within the next two years.

      Net cash used in financing activities was $4.1 million for the three months ended March 31, 2003 compared to net cash provided by financing activities of $19,000 for the three months ended March 31, 2002. This is primarily attributable to the Company's repurchase of 200,000 shares of Class A Common Stock under its buyback program for an aggregate purchase price of $4.6 million during the first quarter of 2003. The Company did not repurchase shares of Class A Common Stock during the first quarter of 2002.

     The Company's material obligations under contractual agreements, including commitments for future payments under capital lease and operating lease agreements as of March 31, 2003 are summarized as follows:

                                       Payments Due by Period

Contractual           Total       1 year       2-3         4-5      After 5
Obligations                       or less     years       years      years
Capital Lease     $    115,000 $   115,000
Operating Leases   198,031,000  22,487,000 $43,143,000 $38,558,000 $93,843,000
                  ------------------------------------------------------------
Total Contractual
 Obligations      $198,146,000 $22,602,000 $43,143,000 $38,558,000 $93,843,000
                  ============================================================

     The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25 million to finance working capital requirements. The Company has no outstanding advances under this line of credit; however, amounts available under the line were reduced by $0.8 million in open letters of credit and $2.8 million standby letters of credit to $21.4 million at March 31, 2003.

     The Company believes that it will be able to satisfy its cash requirements for the next year, including requirements for its retail store expansion, corporate office build-out, and enhancements to its information systems, primarily with cash flow from operations, and current cash levels.

     The foregoing commentary should be considered to fall with the coverage of the "Safe Harbor Statement" under the Private Securities Litigation Reform Act of 1995 included in this report.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not believe it has a material exposure to market risk. The Company is primarily exposed to currency exchange rate risks with respect to its inventory transactions denominated in Euros. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing foreign exchange forward contracts to hedge its costs on future purchases. The Company does not enter into foreign currency transactions for speculative purposes. At March 31, 2003, the Company had forward exchange contracts totaling $8.3 million with an unrealized gain of approximately $222,000, net of taxes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels, a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's year-to-date and projected 2003 and actual 2002 net income.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

      The  Company's  chief  executive officer  and  chief  financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) of the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

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

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits:

          99.1 Certification: Pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section      906 of the Sarbanes-Oxley
          Act of 2002- Chief Executive Officer

          99.2 Certification: Pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section    906 of the Sarbanes-Oxley
          Act of 2002- Chief Financial Officer


     (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kenneth Cole Productions, Inc.
                                        Registrant




May 12, 2003                       /s/ STANLEY A. MAYER
                                   Stanley A. Mayer
                                   Executive Vice President and
                                   Chief Financial Officer

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



                                      By:  /s/ Kenneth D. Cole
                                         --------------------------
                                           Kenneth D. Cole
                                           Chief Executive Officer



Date:  May 12, 2003

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



                                      By:  /s/ Stanley A. Mayer
                                         --------------------------
                                           Stanley A. Mayer
                                           Chief Financial Officer



Date:  May 12, 2003

                                                        Exhibit 99.01
                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 As filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth D. Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kenneth D. Cole

Kenneth D. Cole
Chairman and Chief Executive Officer
Kenneth Cole Productions, Inc.
May 12, 2003

                                                        Exhibit 99.02
                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanley A. Mayer, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stanley A. Mayer

Stanley A. Mayer
Executive Vice President and
Chief Financial Officer
Kenneth Cole Productions, Inc.
May 12, 2003