Form 10-Q
period 2003-06-30
COLE KENNETH PRODUCTIONS INC
filed 2003-08-13
CIK 921691

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              Form 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003


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
Yes (X)  No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                       August 13, 2003

Class A Common Stock ($.01 par value)         11,375,949
Class B Common Stock ($.01 par value)          8,246,497

                   Kenneth Cole Productions, Inc.
                            Index to 10-Q


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

    Condensed Consolidated  Balance  Sheets  as of June 30, 2003 and
       December 31, 2002 ............................................... 3

    Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2003 and 2002 .................. 5

    Condensed Consolidated Statement of Changes in Shareholders' Equity
      for the six-month period ended June 30, 2003 ..................... 6

    Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2003 and 2002 ............................. 7

    Notes to Condensed Consolidated Financial Statements ............... 8

Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations ........................................14

Item 3. Quantitative and Qualitative Disclosures about Market Risk .....20

Item 4. Controls and Procedures ........................................20

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings ..............................................21

Item 2. Changes in Securities and Use of Proceeds ......................21

Item 3. Defaults Upon Senior Securities ................................21

Item 4. Submission of Matters to a Vote of Security Holders ............21

Item 5. Other Information ..............................................22

Item 6. Exhibits and Reports on Form 8-K ...............................22

Signature ..............................................................23

           Kenneth Cole Productions, Inc. and Subsidiaries

                Condensed Consolidated Balance Sheets


Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                  June 30,     December 31,
                                                   2003            2002
                                                (Unaudited)
Assets
Current assets:
Cash                                            $102,401,000  $ 91,549,000
Due from factor                                   26,064,000    30,886,000
Accounts receivable, net                          10,056,000     7,884,000
Inventories                                       47,680,000    43,724,000
Prepaid expenses and other current assets          1,095,000     1,074,000
Deferred taxes                                     2,900,000     2,900,000
                                                ------------  ------------
Total current assets                             190,196,000   178,017,000

Property and equipment - at cost, less
accumulated depreciation                          35,307,000    36,002,000


Other assets:
 Deposits and deferred taxes                      14,290,000    14,243,000
 Deferred compensation plan assets                16,414,000    12,055,000
                                                ------------  ------------
Total other assets                                30,704,000    26,298,000
                                                ------------  ------------
Total assets                                    $256,207,000  $240,317,000
                                                ============  ============


 See accompanying notes to condensed consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

          Condensed Consolidated Balance Sheets (continued)
                                                  June 30,     December 31,
                                                   2003            2002
                                                (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                                $ 39,158,000  $ 33,634,000
Accrued expenses and other current liabilities    13,111,000    14,040,000
Income taxes payable                               2,752,000     6,240,000
                                                ------------  ------------
Total current liabilities                         55,021,000    53,914,000

Deferred compensation                             16,414,000    12,055,000
Other                                             10,242,000     9,446,000

Commitments and contingencies

Shareholders' equity:
  Series A Convertible Preferred Stock
   par value $1.00, per share, 1,000,000
   shares authorized, none outstanding
  Class A Common Stock, par value $.01, per
   share, 20,000,000 shares authorized,
   14,191,470 and 13,921,817 issued
   in 2003 and 2002                                  142,000       139,000
  Class B Common Stock, par value $.01,
   per share, 9,000,000 shares authorized,
   8,246,497 and 8,360,497 outstanding in 2003
   and 2002                                           82,000        84,000
  Additional paid-in capital                      65,679,000    63,476,000
  Accumulated other comprehensive income             185,000       654,000
  Retained earnings                              174,663,000   162,244,000
                                                ------------  ------------
                                                 240,751,000   226,597,000

 Class A Common Stock in treasury, at cost,
  2,888,400 and 2,688,400 shares
  in 2003 and 2002                               (66,221,000)  (61,695,000)
                                                ------------  ------------
Total shareholders' equity                       174,530,000   164,902,000
                                                ------------  ------------
Total liabilities and shareholders' equity      $256,207,000  $240,317,000
                                                ============  ============


  See accompanying notes to condensed consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

             Condensed Consolidated Statements of Income
                            (Unaudited)

                       Three Months Ended              Six Months Ended
                           June 30,                        June 30,
                       2003          2002            2003            2002
Net sales            $ 88,096,000  $ 93,245,000    $190,213,000  $180,535,000
Royalty revenue         8,832,000     6,005,000      16,839,000    11,626,000
                     ------------  ------------    ------------  ------------
Net revenues           96,928,000    99,250,000     207,052,000   192,161,000
Cost of goods sold     52,937,000    53,157,000     115,479,000   102,304,000
                     ------------  ------------    ------------  ------------
Gross profit           43,991,000    46,093,000      91,573,000    89,857,000

Selling, general and
 administrative
 expenses              34,622,000    37,823,000      72,353,000    73,090,000
                     ------------  ------------    ------------  ------------
Operating income        9,369,000     8,270,000      19,220,000    16,767,000
Interest and other
 income, net              250,000       330,000         492,000       597,000
                     ------------  ------------    ------------  ------------
Income before
 provision for
 income taxes           9,619,000     8,600,000      19,712,000    17,364,000
Provision for
 income taxes           3,559,000     3,182,000       7,293,000     6,425,000
                     ------------  ------------    ------------  ------------
Net income           $  6,060,000  $  5,418,000    $ 12,419,000  $ 10,939,000
                     ============  ============    ============  ============
Earnings per share:

Basic                $        .31  $        .28    $        .64  $        .56
Diluted              $        .30  $        .26    $        .61  $        .53

Shares used to
compute earnings
per share:
Basic                  19,505,000    19,670,000      19,524,000    19,656,000
Diluted                20,245,000    20,838,000      20,346,000    20,621,000

    See accompanying notes to condensed consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

       Condensed Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                               Class A               Class B
                            Common Stock           Common Stock
                           Number                 Number
                          of shares   Amount     of shares   Amount
Shareholders' equity
 January 1, 2003          13,921,817 $ 139,000   8,360,497   $ 84,000

Net income

Translation adjustments
  foreign currency
  forward contracts, net
   of taxes

Comprehensive income

Exercise of stock options,
  and related tax benefit
  of $701,000                149,785     1,000

Issuance of Class A Common
  Stock for ESPP               5,868

Purchase of Class A
  Common Stock

Conversion of Class B
  shares to Class A shares   114,000     2,000    (114,000)    (2,000)
                          ---------------------------------------------
Shareholders' equity
  June 30, 2003           14,191,470 $ 142,000   8,246,497   $ 82,000
                          =============================================

                                           Accumulated
                             Additional       Other
                              Paid-in     Comprehensive   Retained
                              Capital        Income       Earnings
Shareholders' equity
 January 1, 2003            $ 63,476,000  $ 654,000      $162,244,000

Net income                                                 12,419,000

Translation adjustments
  foreign currency                          (87,000)
  forward contracts, net                   (382,000)
   of taxes

Comprehensive income

Exercise of stock options,
  and related tax benefit
  of $701,000                  2,102,000

Issuance of Class A Common
  Stock for ESPP                 101,000

Purchase of Class A
  Common Stock

Conversion of Class B
  shares to Class A shares
                          ---------------------------------------------
Shareholders' equity
  June 30, 2003             $ 65,679,000  $ 185,000      $174,663,000
                          =============================================

                                  Treasury Stock
                               Number of
                                Shares      Amount         Total
Shareholders' equity
 January 1, 2003              (2,688,400) $(61,695,000) $164,902,000

Net income                                                12,419,000

Translation adjustments
  foreign currency                                           (87,000)
  forward contracts, net
   of taxes                                                 (382,000)
                                                        ------------
Comprehensive income                                      11,950,000

Exercise of stock options,
  and related tax benefit
  of $701,000                                              2,103,000

Issuance of Class A Common
  Stock for ESPP                                             101,000

Purchase of Class A
  Common Stock                  (200,000)   (4,526,000)   (4,526,000)

Conversion of Class B
  shares to Class A shares
                          ---------------------------------------------
Shareholders' equity
  June 30, 2003               (2,888,400) $(66,221,000) $174,530,000
                          =============================================

      See accompanying notes to condensed consolidated financial statements

                 Kenneth Cole Productions, Inc. and Subsidiaries
             Condensed Consolidated Statements of Cash Flows
                             (Unaudited)

                                                     Six Months Ended
                                                         June  30,
2003   2002
Cash flows from operating activities
Net income                                        $ 12,419,000 $ 10,939,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                      3,798,000    3,849,000
  Unrealized (gain) loss on deferred compensation   (1,913,000)     168,000
  Provision for bad debts                              204,000      112,000
  Tax benefit from exercise of stock options           701,000      289,000
  Changes in assets and liabilities:
   Decrease (increase) in due from factor            4,822,000     (297,000)
   (Increase) decrease in accounts receivable       (2,376,000)   1,241,000
   Increase in inventories                          (4,338,000) (19,254,000)
   (Increase) decrease in prepaid expenses &
        other current assets                           (21,000)     386,000
   (Increase) decrease in other assets              (2,493,000)     153,000
   Increase in accounts payable                      5,524,000    8,201,000
   (Decrease) increase in income taxes payable      (3,488,000)     167,000
   (Decrease) increase in accrued expenses and
        other current liabilities                     (892,000)   2,724,000
   Increase in other non-current liabilities         5,155,000    1,445,000
                                                  ------------ ------------
Net cash provided by operating activities           17,102,000   10,123,000
Cash flows from investing activities
Acquisition of property and equipment, net          (3,103,000)  (3,320,000)
                                                  ------------ ------------
Net cash used in investing activities               (3,103,000)  (3,320,000)

Cash flows from financing activities
Proceeds from exercise of stock options              1,402,000      392,000
Proceeds from issuance of common stock                 101,000      114,000
Purchase of treasury stock                          (4,526,000)
Principal payments on capital lease obligations       (113,000)    (104,000)
                                                  ------------ ------------
Net cash (used in) provided by financing activities (3,136,000)     402,000

Effect of exchange rate changes on cash                (11,000)     (76,000)
                                                  ------------ ------------
Net increase in cash                                10,852,000    7,129,000
Cash, beginning of period                           91,549,000   68,966,000
                                                  ------------ ------------
Cash, end of period                               $102,401,000 $ 76,095,000
                                                  ============ ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest                                          $     23,000 $     20,000
Income taxes                                      $  8,038,000 $  6,800,000

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

          Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

          The consolidated balance sheet at December 31, 2002, as presented, was derived from the audited financial statements as of December 31, 2002 included in the Company's Annual Report on Form 10-K.

     2.   Recent Accounting Pronouncement

          In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force
     ("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller
     of   the   Vendor's  Products."   This  issue   addresses   the
     recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. The Company's adoption of the EITF Issue No. 00-25 on January 1, 2002 impacted net revenue and expense classifications by approximately $1,103,000 and $974,000 for the six months ended June 30, 2003 and 2002, respectively, and did not change net income. Prior periods have been reclassified accordingly.


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

                            Three Months Ended        Six Months Ended
                                  June 30,                 June 30,
                             2003         2002       2003           2002
Net Income, as reported    $ 6,060,000  $ 5,418,000  $12,419,000  $10,939,000


Deduct: Stock-based employee
 compensation expense
 determined under fair
 value method, net of
 related tax effects           719,000      788,000    1,441,000    1,420,000
                           -----------  -----------  -----------  -----------

Pro forma net income       $ 5,341,000  $ 4,630,000  $10,978,000  $ 9,519,000
                           ===========  ===========  ===========  ===========
Earnings per share:
Basic - as reported        $       .31  $       .28  $       .64  $       .56
Basic - pro forma          $       .27  $       .24  $       .56  $       .48

Diluted - as reported      $       .30  $       .26  $       .61  $       .53
Diluted - pro forma        $       .26  $       .22  $       .54  $       .46



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


                             Three Months Ended      Six Months Ended
                            June 30,    June 30,   June 30,    June 30,
                              2003        2002       2003        2002
Weighted average common
 shares outstanding        19,505,000  19,670,000  19,524,000  19,656,000

Effect of dilutive securities:
  Stock options               740,000   1,168,000     822,000     965,000
                           ----------  ----------  ----------  ----------
Weighted average common
 shares outstanding and
 common share equivalents  20,245,000  20,838,000  20,346,000  20,621,000
                           ==========  ==========  ==========  ==========


     5.  Comprehensive Income

       Comprehensive income is comprised of net income, the effect of foreign currency translation and changes in unrealized gains and losses on forward exchange contracts used to hedge merchandise commitments. Comprehensive income amounted to $11,950,000 and $10,929,000 for the six-month periods ended June 30, 2003 and 2002, respectively. Comprehensive income for the three-month periods ended June 30, 2003 and 2002 amounted to $5,777,000 and $5,514,000, respectively.


     6.   Derivative Instruments and Hedging Activities

          The Company, in the normal course of business, routinely enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currencies. These forward exchange contracts are used to hedge against the Company's exposure to changes in foreign exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation; therefore, the Company has classified these contracts as cash
     flow  hedges.   The  Company  had outstanding  forward  exchange
     contracts of $4,750,000 at June 30, 2003 with maturity dates through August 2003.
       All terms and conditions of the Company's foreign exchange contracts are included in the measurement of the related hedge effectiveness. The critical terms of the foreign exchange contracts are the same as the underlying forecasted transactions; therefore, changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during the six months ended June 30, 2003. At June 30, 2003 the Company's notional $4,750,000 in forward exchange contracts resulted in an unrealized gain of approximately $10,000, net of taxes, which was included as an addition to other comprehensive income in the Company's Condensed Consolidated Statement of Changes in Shareholders' Equity and an increase to inventory, the underlying exposure on the balance sheet. The Company expects to reclassify all of the unrealized gain from other comprehensive income into earnings within the next two month period due to the actual executions of foreign exchange contracts to purchase merchandise.

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

     Financial information of the Company's reportable segments is as follows (in thousands):

                                          Three Months Ended
                                            June 30, 2003
                                       Consumer    Licensing/
                            Wholesale   Direct    International    Totals
Revenues from external
 customers                  48,567     39,487       8,874        96,928
Intersegment revenues        6,597                                6,597
Segment income (1)           5,220        (43)      8,244        13,421
Segment assets             206,119     48,002       3,999       258,120

                                          Three Months Ended
                                            June 30, 2002
                                       Consumer    Licensing/
                            Wholesale   Direct    International    Totals
Revenues from external
 customers                  53,449     39,648       6,153        99,250
Intersegment revenues        8,727                                8,727
Segment income (1)           6,600      2,604       3,767        12,971
Segment assets             169,686     56,910       1,665       228,261

                                          Six Months Ended
                                            June 30, 2003
                                       Consumer    Licensing/
                            Wholesale   Direct    International    Totals
Revenues from external
 customers                  117,969    72,053       17,030       207,052
Intersegment revenues        13,842                               13,842
Segment income (1)           15,966    (3,159)      14,285        27,092

                                          Six Months Ended
                                            June 30, 2002
                                       Consumer    Licensing/
                            Wholesale   Direct    International    Totals
Revenues from external
 customers                  107,135    73,085       11,941       192,161
Intersegment revenues        16,569                               16,569
Segment income (1)           14,597     2,773        7,561        24,931

 (1) Before elimination of intersegment profit, unallocated corporate overhead and income taxes.

The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):

                                 Three Months Ended      Six Months Ended
                               June 30,     June 30,   June 30,    June 30,
                                 2003         2002       2003        2002
Revenues
Revenues for external
  customers                   $ 96,928   $ 99,250     $207,052    $192,161
Intersegment revenues            6,597      8,727       13,842      16,569
Elimination of intersegment
  revenues                      (6,597)    (8,727)     (13,842)    (16,569)
                              --------   --------     --------    --------
Total consolidated revenues   $ 96,928   $ 99,250     $207,052    $192,161
                              ========   ========     ========    ========
Income
Total profit for
  reportable segments         $ 13,421   $ 12,971     $ 27,092    $ 24,931
Elimination of intersegment
  profit and unallocated
  corporate overhead            (3,802)    (4,371)     ( 7,380)     (7,567)
                              --------   --------     --------    --------
Total  income  before
  income taxes                $  9,619   $  8,600     $ 19,712    $ 17,364
                              ========   ========     ========    ========
Assets
Total assets for
  reportable segments         $258,120   $228,261
Elimination of intersegment
  inventory profit              (1,913)    (2,215)
                              --------   --------
Total consolidated assets     $256,207   $226,046
                              ========   ========

           Kenneth Cole Productions, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                             (Unaudited)

8.  Common Stock Repurchase

             The Board of Directors of the Company has authorized management to repurchase, from time to time, up to an aggregate 4,250,000 shares of the Company's Class A Common Stock. During the six months ended June 30, 2003, 200,000 shares were repurchased in the open market at an average price per share of $22.63 reducing the available shares authorized for repurchase to 1,361,600. The repurchased shares have been recorded as Treasury Stock.

9.  Licensing Agreement

      On May 1, 2003, the Company entered into an exclusive license agreement with Candies, Inc. and its trademark holding company, IP Holdings, LLC, ("Candies") to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women's, men's and children's footwear. The Chief Executive Officer and Chairman of Candies is the brother of the Company's Chief Executive Officer and Chairman. The initial term of the agreement is through December 31, 2007, with options to renew through December 31, 2016 based upon the Company reaching certain sales thresholds. During these periods, the Company is obligated to pay Candies a percentage of net sales based upon the terms of the agreement. Sales of Bongo footwear by the Company began during June 2003.


10.   Reclassifications

  Certain   amounts   included  in  the  Company's   2002   financial
statements  have been reclassified to conform to the  June  30,  2003 presentation.

11.  Other

     The Company, from time to time, is a party to litigation that arises in the normal course of its business operations. The Company presently is not a party to any such litigation that would have a material adverse effect on its business operations.

12.  Subsequent Event

     On July 29, 2003, the Board of Directors of the Company declared a quarterly dividend of $.075 per share payable September 18, 2003 to shareholders of record at the close of business on August 28, 2003.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

     The statements contained in this report which are not historical facts including, without limitation, statements that relate to future performance and/or statements regarding the Company's anticipated results or level of business for 2003 or any other future period, may be deemed to constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including, but not limited to, demand and competition for the Company's products, the ability to enter into new licensee agreements, to maintain and renew existing licensing agreements and to open new stores, dependence on certain large customers and changes in the Company's relationships with vendors and other resources. The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

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

Results of Operations

     The   following   table  sets  forth  the  Company's   condensed
consolidated statements of income in thousands of dollars and as a percentage of net revenues for the three and six months ended June 30, 2003 and June 30, 2002.

                      Three Months Ended              Six Months Ended
                           June 30,                       June 30,
                    2003          2002                2003        2002
Net sales       $88,096  90.9%  $93,245  93.9%  $190,213  91.9% $180,535  93.9%
Royalty revenue   8,832   9.1     6,005   6.1     16,839   8.1    11,626   6.1
Net revenues     96,928 100.0    99,250 100.0    207,052 100.0   192,161 100.0
Gross profit     43,991  45.4    46,093  46.4     91,573  44.2    89,857  46.8
Selling, general
 & administrative
 expenses        34,622  35.7    37,823  38.1     72,353  34.9    73,090  38.0
Operating income  9,369   9.7     8,270   8.3     19,220   9.3    16,767   8.8
Interest
 income, net        250   0.3       330   0.4        492   0.2       597   0.2
Income before
 income taxes     9,619  10.0     8,600   8.7     19,712   9.5    17,364   9.0
Income tax
 expense          3,559   3.7     3,182   3.2      7,293   3.5     6,425   3.3
Net income        6,060   6.3     5,418   5.5     12,419   6.0    10,939   5.7

Three Months Ended June 30, 2003 Compared to Three Months Ended  June
30, 2002

REVENUES: Consolidated net revenues decreased $2.3 million, or 2.3%, to $96.9 million for the three months ended June 30, 2003 from $99.3 million for the three months ended June 30, 2002. This decrease is attributable primarily to the factors described below in the sections entitled "Net Sales" and "Licensing/International Revenue".

NET SALES: Wholesale net sales (excluding sales to the Company's Consumer Direct business segment) decreased $4.9 million, or 9.1% for the three months ended June 30, 2003 to $48.6 million from $53.4 million for the three months ended June 30, 2002. The Company believes this decrease is attributable primarily to tightening of inventory levels at certain of the Company's major customers as brought on by a difficult environment. In addition, the Company was implementing certain distribution and merchandising initiatives in the handbag business, which created a near term sales reduction. Net sales in the Company's Consumer Direct segment decreased $0.2 million, or 0.4%, to $39.5 million for the three months ended June 30, 2003 from $39.6 million for the three months ended June 30, 2002. The decrease in net sales is due primarily to a decline in comparable store sales of 4.4% or $1.6 million, offset by $1.3 million in sales from new stores opened in 2003 and that portion of 2003 sales for stores not open for all of 2002 as well as $0.2 million in additional sales from Catalog/ Internet operations. The Company believes this decrease is due in part to the economic weakness generally seen throughout the retail and apparel industry and to weather related effects in the Northeast on certain seasonal product.

LICENSING/INTERNATIONAL REVENUE: Royalty revenue increased 47.1% to $8.8 million for the three months ended June 30, 2003 from $6.0 million for the three months ended June 30, 2002. This growth in licensing revenues was driven by new licensees such as fragrance and women's jewelry, increases from men's and women's sportswear, and a one time payment related to the transfer of the Company's fragrace license.

GROSS PROFIT: Consolidated gross profit as a percentage of net revenues decreased to 45.4% for the three months ended June 30, 2003 from 46.4% for the three months ended June 30, 2002. The decrease is due to lower margins on sales in the Company's Wholesale and Consumer Direct segments, as well as the change in mix of the Company's sales from its Wholesale, Consumer Direct, and Licensing/International segments, which operate at very different gross margin levels. The Company believes the decrease in Wholesale gross margin percentage stemmed mostly from a weakened dollar and from increased clearance of spring merchandise. The decrease in Consumer Direct gross profit was attributable to lower sales volume and margins in a highly competitive, promotionally driven retail environment. The Wholesale segment, which operates at a lower gross profit level than the Consumer Direct segment, as a percentage of net revenues decreased to 50.1% for the three months ended June 30, 2003 from 53.9% for the three months ended June 30, 2002, while the Consumer Direct segment as a percentage of net revenue increased to 40.7% for the three months ended June 30, 2003 from 39.9% for the three months ended June 30, 2002. The decrease in gross profit as a percentage of net revenues was partially offset by the gross profit generated from the Licensing/International segment which carries nominal associated cost of goods sold. Licensing/International revenue increased as a percentage of net revenues to 9.2% for the three months ended June 30, 2003 from 6.2% for the three months ended June 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including shipping and warehousing, decreased 8.5% to $34.6 million (or 35.7% of net revenues) for the three months ended June 30, 2003 from $37.8 million (or 38.1% of net revenues) for the three months ended June 30, 2002. The improvement was the result of successful cost control strategies in payroll, marketing, travel, and distribution, partially offset by a one time accrual for severance.

INTEREST AND OTHER INCOME: Interest and other income decreased to $250,000 for the three months ended June 30, 2003 from $330,000 for the three months ended June 30, 2002. The decrease is due to lower short-term interest rates on cash investments.

INCOME TAXES: The Company's effective tax rate has remained at 37.0% for the three months ended June 30, 2003 and 2002.

NET INCOME: As a result of the foregoing, net income increased 11.8% for the three months ended June 30, 2003 to $6.1 million (6.3% of net revenues) from $5.4 million (5.5% of net revenues) for the three months ended June 30, 2002.

Six months Ended June 30, 2003 Compared to Six Months Ended June 30,
2002

REVENUES: Consolidated net revenues increased 7.7% to $207.1 million for the six months ended June 30, 2003 from $192.2 million for the six months ended June 30, 2002. This increase is attributable primarily to the factors described below in the sections entitled "Net Sales" and "Licensing/International Revenue".

NET SALES: Wholesale net sales (excluding sales to the Company's Consumer Direct business segment) increased $10.8 million or 10.1% for the six months ended June 30, 2003 to $118.0 million from $107.1 million for the six months ended June 30, 2002. The increase is due primarily to increased sales from Reaction Kenneth Cole and Unlisted brands partially offset by lower sales from Kenneth Cole New York branded footwear and handbags, which faced increased consumer willingness to forego purchases at regular retail prices as consumers instead looked for promotions. Net sales in the Company's Consumer Direct segment decreased $1.0 million or 1.4% to $72.1 million for the six months ended June 30, 2003 compared to $73.1 million for the six months ended June 30, 2002. The decline in net sales is due to a decrease in comparable store sales of 5.8% or $3.9 million, partially offset by $2.8 million in sales from new stores opened in 2003 and that portion of 2003 sales for stores not open for all of 2002. The Company believes the decrease in net sales in the Consumer Direct segment is due in part to the economic weakness generally seen throughout the retail and apparel industry, the Company's early transition to spring and lightweight products, the impact of weather related fluctuations in our business and the effects of a promotionally driven and highly competitive retail environment.

LICENSING/INTERNATIONAL REVENUE: Royalty revenue increased 44.8% to $16.8 million for the six months ended June 30, 2003 from $11.6 million for the six months ended June 30, 2002. This increase is attributable primarily to the incremental minimum royalties from the Company's existing licensees, most significantly from men's and women's apparel, as well as new revenues from the Company's fragrance licensee.

GROSS PROFIT: Consolidated gross profit as a percentage of net revenues decreased to 44.2% for the six months ended June 30, 2003 from 46.8% for the six months ended June 30, 2002. The decrease is primarily due to lower margins in the Company's Wholesale and Consumer Direct segments offset by a greater portion of gross profit, as a percentage of net revenues, by the Licensing/ International segment, which carries nominal associated cost of goods sold. Licensing/ International revenues increased as a percentage of net revenues to 8.2% for the six months ended June 30, 2003 from 6.2% for the six months ended June 30, 2002. The Wholesale segment as a percentage of net revenues increased to 57.0% for the six months ended June 30, 2003 from 55.8% for the six months ended June 30, 2002, while the Consumer Direct segment which operates at a higher gross profit percentage decreased as a percentage of net revenues to 34.8%, for the six months ended June 30, 2003 from 38.0% for the six months ended June 30, 2002. In addition, the wholesale margin percentage eroded as a result of the weakened US dollar compared to the Euro and the growing promotionally driven retail environment. The Company believes the decrease in Consumer Direct gross profit percentage was attributable to a highly competitive, promotionally driven retail environment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including shipping and warehousing, decreased 1.0% to $72.4 million (or 34.9% of net revenues) for the six months ended June 30, 2003 from the $73.1 million (or 38.0% of net revenues) for the six months ended June 30, 2002. The decrease as a percentage of revenue is attributable to the Company's ongoing cost control strategies in payroll, marketing, travel, operations and distribution.

INTEREST  AND  OTHER INCOME:  Interest and other income decreased  to
$492,000 for the six months ended June 30, 2003 from approximately $597,000 for the six months ended June 30, 2002. The decrease is the result of declining short-term interest rate returns on cash investments.

INCOME TAXES: The Company's effective tax rate remained at 37.0% for the six-month period ended June 30, 2003 and 2002.

NET INCOME: As a result of the foregoing, net income increased 13.5% for the six months ended June 30, 2003 to $12.4 million (6.0% of net revenues) from $10.9 million (5.7% of net revenues) for the six months ended June 30, 2002.


Liquidity and Capital Resources

     The Company uses cash from operations as the primary source of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances. At June 30, 2003 and December 31, 2002 working capital was $135.2 million and $124.1 million, respectively.

     Cash provided by operating activities was $17.1 million for the six months ended June 30, 2003, compared to $10.1 million provided by operating activities for the six months ended June 30, 2002. The increase in cash flow from operations is primarily attributable to an increase in net income of approximately $1.5 million compared to the prior period and the timing of payables and receivables which was offset by an increase in inventory.

     Net cash used in investing activities decreased $217,000 for the six months ended June 30, 2003 from $3.3 million for the six months ended June 30, 2002 to $3.1 million for the six months ended June 30, 2003. Investing activities for the six months ended June 30, 2003 and 2002 were for capital expenditures. Capital expenditures for new retail store openings and expansions were approximately $1.4 million and $2.4 million for the six months ended June 30, 2003 and June 30, 2002, respectively. The remaining expenditures were used primarily for information technology and corporate headquarter renovations.

     During 2000, the Company relocated its corporate headquarters to a larger location in New York City. The Company completed renovations, incurring approximately $15.5 million in capital expenditures and expects to incur approximately an additional $6.5 million within the next two years.

     Net cash used in financing activities was $3.1 million for the six months ended June 30, 2003 compared to the $402,000 provided by financing activities for the six months ended June 30, 2002. This is primarily attributable to the Company's repurchase of 200,000 shares of Class A Common Stock under its buyback program for an aggregate purchase price of $4.5 million during the first quarter 2003. The Company did not repurchase shares of Class A Common Stock during the six months ended June 30, 2002. The repurchase of shares was offset by approximately $1.4 million in proceeds from stock options exercised during the six months ended June 30, 2003.

The Company's material obligations under contractual agreements, including commitments for future payments under operating lease agreements and contractual agreements as of June 30, 2003 are summarized as follows:

                                    Payments Due by Period

                   1 year or     2-3         4-5       After 5
                     less       years       years       years         Total
Leases and other
contractual
obligations      $23,207,000 $45,164,000 $40,473,000 $90,098,000 $198,942,000
                 ----------- ----------- ----------- ----------- ------------
Total contractual
 obligations     $23,207,000 $45,164,000 $40,473,000 $90,098,000 $198,942,000
                 =========== =========== =========== =========== ============

     The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25.0 million to finance working capital requirements. The Company has no outstanding advances under this line of credit; however, amounts available under the line of credit were reduced by $2.8 million in standby letters of credit and $0.8 million in open letters of credit to $21.4 million at June 30, 2003.

     The Company believes that it will be able to satisfy its cash requirements for the next year, including requirements for its retail expansion, new corporate office build-out, dividend payments and enhancements to its information systems, primarily with cash flow
from  operations  and current   cash  levels.

           The foregoing commentary should be considered to fall within the coverage of the "Safe Harbor Statement" under the Private Securities Litigation reform Act of 1995 included in this report.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not believe it has a material exposure to market risk. The Company is primarily exposed to currency exchange-rate risks with respect to its inventory transactions denominated in Euros. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing foreign exchange forward contracts to hedge its cost in future purchases. The Company does not enter into foreign currency transactions for speculative purposes. At June 30, 2003, the Company had foreign exchange contracts totaling $4.8 million in notional value with an unrealized gain of $10,000, net of taxes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels; a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's year-to-date and projected 2003 and actual 2002 net income.


Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

      The  Company's  chief  executive officer  and  chief  financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report, have concluded that the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

Changes in internal controls

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the most recent evaluation of the Company's disclosure controls and procedures.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.   None

Item 2. Changes in Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders.

     (a) Kenneth Cole Productions, Inc. Annual Meeting of
        Shareholders was held on May 22, 2003.

       (b)Election of Directors - All nominees were elected through proxies solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement, and each of the nominees were elected to hold office until the next Annual Meeting of Shareholders.

     (c) Matters voted on at the Annual Meeting of Shareholders included, (i) the election of directors and (ii) the ratification of the selection of the independent public accountants for the 2003 fiscal year.

     The results of the election of directors were as follows:

                          FOR       AGAINST/ABSTAIN     BROKER NON-VOTE
     Paul Blum         90,442,634     2,600,928               0
     Kenneth D. Cole   90,402,993     2,640,569               0
     Robert C. Grayson  7,631,723     2,496,869               0
     Denis F. Kelly     9,919,576       209,016               0
     Stanley A. Mayer  90,293,469     2,750,093               0
     Philip B. Miller  92,833,946       209,616               0


     Holders of 11,150,476 shares of Class A Common Stock, and 8,291,497 shares of Class B Common Stock, constituting approximately 98.91% of the shares entitled to vote, were pr esent in person or by proxy at the Annual Meeting of Shareholders. Each record holder of Class A Common Stock is entitled to one vote per share, and each record holder of Class B Common Stock is entitled to 10 votes per share. Holders of Class A Common Stock voted separately to elect Robert C. Grayson and Denis Kelly.



With regard to the ratification of the appointment of Ernst & Young
LLP as the Company's                             independent
certified public accountants, the results were as follows:

              FOR         AGAINST        ABSTAIN       BROKER NON-VOTE
           90,238,538     208,516       2,596,508           0



Item 5.  Other Information. None

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-
          Chief Executive Officer

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-
          Chief Financial Officer

          32.1 Certification: Pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

          32.2 Certification: Pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer


     (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three months ended June 30, 2003.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kenneth Cole Productions, Inc.
                                   Registrant




August 13, 2003                    /s/ STANLEY A. MAYER
                                   Stanley A. Mayer
                                   Executive Vice President and
                                   Chief Financial Officer

                                                         Exhibit 31.1

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Kenneth D. Cole, certify that:

1. I have reviewed this quarterly report on Form 10Q being filed by Kenneth Cole Productions, Inc.;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 15(f) and 15d-15(f)) for the registrant and have:

i. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

ii. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

iii. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

iv. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

i. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




                                    By:  /s/   Kenneth D. Cole
                                         --------------------------
                                         Kenneth D. Cole
                                         Chief Executive Officer



Date:  August 13, 2003

                                                         Exhibit 31.2

              CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Stanley A. Mayer, certify that:

1. I have reviewed this quarterly report on Form 10Q being filed by Kenneth Cole Productions, Inc.;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 15(f) and 15d-15(f)) for the registrant and have:

i. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

ii. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

iii. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

iv. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

i. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




                               By:  /s/   Stanley A. Mayer
                                    -------------------------
                                    Stanley A. Mayer
                                    Chief Financial Officer



Date:  August 13, 2003

                                                         Exhibit 32.1
                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth D. Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
           (1)  The  Report  fully complies with the requirements  of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kenneth D. Cole

Kenneth D. Cole
Chairman and Chief Executive Officer
Kenneth Cole Productions, Inc.
August 13, 2003

                                                         Exhibit 32.2
                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanley A. Mayer, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
           (1)  The  Report  fully complies with the requirements  of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stanley A. Mayer

Stanley A. Mayer
Executive Vice President and
Chief Financial Officer
Kenneth Cole Productions, Inc.
August 13, 2003