Form 10-Q
period 2003-09-30
COLE KENNETH PRODUCTIONS INC
filed 2003-11-10
CIK 921691

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              Form 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003


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
Yes (X)  No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                                        November 6, 2003
Class A Common Stock ($.01 par value)                   11,596,016
Class B Common Stock ($.01 par value)                    8,201,497

                   Kenneth Cole Productions, Inc.
                            Index to 10-Q


Part I.    FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30,2003 and
  December 31, 2002..................................................... 3

Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2003 and 2002............................. 5

Condensed Consolidated Statement of Changes in Shareholders' Equity for
  the nine-month period ended September 30, 2003........................ 6

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2003 and 2002............................. 7

Notes to Condensed Consolidated Financial Statements.................... 8

Item 2.Management's Discussion and Analysis of Financial Condition
  and Results of Operations............................................. 16

Item 3. Quantitative and Qualitative Disclosures about Market Risk...... 22

Item 4. Controls and Procedures......................................... 22

Part II.OTHER INFORMATION

Item 1.Legal Proceedings................................................ 23

Item 2.Changes in Securities and Use of Proceeds........................ 23

Item 3.Defaults Upon Senior Securities.................................. 23

Item 4.Submission of Matters to a Vote of Security Holders.............. 23

Item 5.Other Information................................................ 23

Item 6.Exhibits and Reports on Form 8-K................................. 23

Signatures.............................................................. 24

           Kenneth Cole Productions, Inc. and Subsidiaries

                Condensed Consolidated Balance Sheets


Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                   September       December
                                                       30,            31,
                                                      2003           2002
                                                  (Unaudited)
Assets
Current assets:
Cash                                               $ 78,102,000  $ 91,549,000
Due from factor                                      46,544,000    30,886,000
Accounts receivable, net                             13,003,000     7,884,000
Inventories                                          54,647,000    43,724,000
Prepaid expenses and other current assets             1,787,000     1,074,000
Deferred taxes                                        2,900,000     2,900,000
                                                   ------------  ------------
Total current assets                                196,983,000   178,017,000

Property and equipment - at cost, less
accumulated depreciation                             36,900,000    36,002,000


Other assets:
 Deposits and deferred taxes                         14,394,000    14,243,000
 Deferred compensation plan assets                   17,308,000    12,055,000
                                                   ------------  ------------
Total other assets                                   31,702,000    26,298,000
                                                   ------------  ------------
Total assets                                       $265,585,000  $240,317,000
                                                   ============  ============

   See accompanying notes to condensed consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

          Condensed Consolidated Balance Sheets (continued)
                                                   September       December
                                                       30,            31,
                                                      2003           2002
                                                  (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                                   $ 39,718,000  $ 33,634,000
Accrued expenses and other current liabilities       10,063,000    14,040,000
Income taxes payable                                  2,512,000     6,240,000
                                                   ------------  ------------
Total current liabilities                            52,293,000    53,914,000

Deferred compensation                                17,308,000    12,055,000
Accrued rent and other long term liabilities         10,671,000     9,446,000

Commitments and contingencies

Shareholders' equity:
Series A Convertible Preferred Stock par value
 $1.00, per share, 1,000,000 shares authorized,
 none outstanding
Class A Common Stock, par value $.01, per share,
 20,000,000 shares authorized, 14,367,885 and
 13,921,817 issued in 2003 and 2002                     144,000       139,000
Class B Common Stock, par value $.01, per share,
 9,000,000 shares authorized, 8,201,497 and
 8,360,497 outstanding in 2003 and 2002                  82,000        84,000
Additional paid-in capital                           67,531,000    63,476,000
Accumulated other comprehensive income                  556,000       654,000
Retained earnings                                   183,221,000   162,244,000
                                                   ------------  ------------
                                                    251,534,000   226,597,000
Class A Common Stock in treasury, at cost,
 2,888,400 and 2,688,400 shares in 2003 and 2002    (66,221,000)  (61,695,000)
                                                   ------------  ------------
Total shareholders' equity                          185,313,000   164,902,000
                                                   ------------  ------------
Total liabilities and shareholders' equity         $265,585,000  $240,317,000
                                                   ============  ============

    See accompanying notes to condensed consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

             Condensed Consolidated Statements of Income
                            (Unaudited)

                           Three Months Ended              Nine Months Ended
                              September 30,                  September 30,
                           2003          2002            2003            2002
Net sales                $121,179,000 $115,325,000    $311,392,000 $295,860,000
Royalty revenue            10,887,000    8,195,000      27,726,000   19,821,000
                         ------------ ------------    ------------ ------------
Net revenues              132,066,000  123,520,000     339,118,000  315,681,000
Cost of goods sold         74,442,000   69,299,000     189,921,000  171,603,000
                         ------------ ------------    ------------ ------------
Gross profit               57,624,000   54,221,000     149,197,000  144,078,000

Selling, general and
 administrative expenses   41,855,000   39,266,000     114,208,000  112,356,000
Asset impairment                         4,446,000                    4,446,000
                         ------------ ------------    ------------ ------------
Operating income           15,769,000   10,509,000      34,989,000   27,276,000
Interest and other
 income, net                  158,000      266,000         650,000      863,000
                         ------------ ------------    ------------ ------------
Income before provision
 for income taxes          15,927,000   10,775,000      35,639,000   28,139,000

Provision for
 income taxes               5,893,000    3,987,000      13,186,000   10,412,000
                         ------------ ------------    ------------ ------------
Net income               $ 10,034,000 $  6,788,000    $ 22,453,000 $ 17,727,000
                         ============ ============    ============ ============
Earnings per share:
  Basic                     $     .51    $     .34       $    1.15    $     .90
  Diluted                   $     .49    $     .33       $    1.10    $     .86

Shares used to compute
 earnings per share:
  Basic                    19,627,000   19,690,000      19,558,000   19,667,000
  Diluted                  20,475,000   20,665,000      20,389,000   20,636,000

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

Net income

Translation adjustments
 foreign currency
 forward contracts,
  net of taxes

Comprehensive income

Exercise of stock options,
 and related tax benefits
 of $1,567,000                    278,168      3,000

Issuance of Class A Common
 Stock for ESPP                     8,900

Dividends paid to shareholders

Purchase of Class A
 Common Stock

Conversion of Class B shares
 to Class A shares                159,000      2,000    (159,000)    (2,000)
                               ---------------------------------------------
Shareholders' equity
 September 30, 2003            14,367,885  $ 144,000   8,201,497   $ 82,000
                               =============================================

                                                  Accumulated
                                  Additional         Other
                                   Paid-in       Comprehensive     Retained
                                   Capital           Income        Earnings
Shareholders' equity
 January 1, 2003                  $ 63,476,000    $ 654,000      $162,244,000

Net income                                                         22,453,000

Translation adjustments
 foreign currency                                   (99,000)
 forward contracts,
  net of taxes                                        1,000

Comprehensive income

Exercise of stock options,
 and related tax benefits
 of $1,567,000                       3,904,000

Issuance of Class A Common
 Stock for ESPP                        151,000

Dividends paid to shareholders                                     (1,476,000)

Purchase of Class A
 Common Stock

Conversion of Class B shares
 to Class A shares
                                 ---------------------------------------------
Shareholders' equity
 September 30, 2003               $ 67,531,000    $ 556,000      $183,221,000
                                 =============================================

                                       Treasury Stock
                                   Number of
                                    Shares       Amount          Total
Shareholders' equity
 January 1, 2003                  (2,688,400)  $(61,695,000)  $164,902,000

Net income                                                      22,453,000

Translation adjustments
 foreign currency                                                  (99,000)
 forward contracts,
  net of taxes                                                       1,000
                                                               -----------
Comprehensive income                                            22,355,000

Exercise of stock options,
 and related tax benefits
 of $1,567,000                                                   3,907,000

Issuance of Class A Common
 Stock for ESPP                                                    151,000

Dividends paid to shareholders                                  (1,476,000)

Purchase of Class A
 Common Stock                       (200,000)    (4,526,000)    (4,526,000)

Conversion of Class B shares
 to Class A shares
                                 -------------------------------------------
Shareholders' equity
 September 30, 2003               (2,888,400)  $(66,221,000)  $185,313,000
                                 ===========================================

See accompanying notes to condensed consolidated financial statements

                 Kenneth Cole Productions, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                       Nine Months Ended
                                                          September 30,
                                                       2003          2002
Cash flows from operating activities
Net income                                          $ 22,453,000 $ 17,727,000
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization                        5,795,000    5,528,000
  Asset impairment                                                  4,446,000
  Unrealized (gain) loss on deferred compensation     (2,115,000)   1,465,000
  Provision for bad debts                                214,000      134,000
  Tax benefit from exercise of stock options           1,567,000      594,000
  Changes in assets and liabilities:
  Increase in due from factor                       (15,658,000)  (19,274,000)
  Increase in accounts receivable                    (5,333,000)   (3,181,000)
  Increase in inventories                           (10,922,000)  (23,523,000)
  Increase in prepaid expenses & other current assets  (713,000)     (188,000)
  (Increase) decrease in other assets                (3,289,000)       67,000
  Increase in accounts payable                        6,084,000    13,095,000
  Decrease in income taxes payable                   (3,728,000)     (435,000)
  (Decrease) increase in accrued expenses and
    other current liabilities                        (3,893,000)    1,761,000
  Increase in other non-current liabilities           6,478,000       644,000
                                                   ------------  ------------
Net cash used in operating activities                (3,060,000)   (1,140,000)

Cash flows from investing activities
Acquisition of property and equipment, net           (6,693,000)   (6,169,000)
                                                   ------------  ------------
Net cash used in investing activities                (6,693,000)   (6,169,000)

Cash flows from financing activities
Proceeds from exercise of stock options               2,340,000       715,000
Proceeds from issuance of common stock                  151,000       161,000
Dividends paid to shareholders                       (1,476,000)
Purchase of treasury stock                           (4,526,000)   (4,562,000)
Principal payments on capital lease obligations        (171,000)     (158,000)
                                                   ------------  ------------
Net cash used in financing activities                (3,682,000)   (3,844,000)

Effect of exchange rate changes on cash                 (12,000)       (6,000)
                                                   ------------  ------------
Net decrease in cash                                (13,447,000)  (11,159,000)
Cash, beginning of period                            91,549,000    68,966,000
                                                   ------------  ------------
Cash, end of period                                $ 78,102,000  $ 57,807,000
                                                   ============  ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
 Interest                                          $     31,000  $     28,000
 Income taxes                                      $ 14,989,000  $ 11,579,000

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

          Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

                                  Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                                  2003         2002         2003         2002
Net Income, as reported     $ 10,034,000  $ 6,788,000  $ 22,453,000 $ 17,727,000

Deduct:     Stock-based
employee   compensation
expense      determined
under     fair    value
method,  net of related
tax effects                      678,000      727,000     2,119,000    2,147,000
                             -----------  -----------  ------------ ------------
Pro forma net income         $ 9,356,000  $ 6,061,000  $ 20,334,000 $ 15,580,000

Earnings per share:
Basic - as reported          $       .51  $       .34  $       1.15 $        .90
Basic - pro forma            $       .48  $       .31  $       1.04 $        .79

Diluted - as reported        $       .49  $       .33  $       1.10 $        .86
Diluted - pro forma          $       .46  $       .29  $       1.00 $        .76


     3.Earnings Per Share

           The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                            Three Months Ended         Nine Months Ended
                       September 30, September 30,  September 30, September 30,
                             2003         2002            2003         2002
Weighted average common
 shares outstanding        19,627,000  19,690,000  19,558,000  19,667,000

Effect of dilutive
securities:
  Stock options               848,000     975,000     831,000     969,000
                           ----------  ----------  ----------  ----------
Weighted average common
 shares outstanding and
 common share equivalents  20,475,000  20,665,000  20,389,000  20,636,000
                           ==========  ==========  ==========  ==========


     4.  Comprehensive Income

       Comprehensive income is comprised of net income, the effect of foreign currency translation and changes in unrealized gains and losses on forward exchange contracts used to hedge merchandise commitments. Comprehensive income amounted to $22,355,000 and $17,667,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. Comprehensive income for the three-month periods ended September 30, 2003 and 2002 amounted to $10,405,000 and $6,738,000, respectively.

     5.   Derivative Instruments and Hedging Activities

          The Company, in the normal course of business, routinely enters into forward exchange contracts in anticipation of future purchases of inventory denominated in Euros. These forward exchange contracts are used to hedge against the Company's exposure to changes in the Euro to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation; therefore, the Company has classified these contracts as cash flow hedges. The Company had outstanding forward exchange contracts of $10,500,000 at September 30, 2003 with maturity dates through January 2004.

     5.    Derivative Instruments and Hedging Activities (continued)

       All terms and conditions of the Company's foreign exchange contracts are included in the measurement of the related hedge effectiveness. The critical terms of the foreign exchange contracts are the same as the underlying forecasted transactions; therefore, changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during the nine months ended September 30, 2003. At September 30, 2003 the Company's notional $10,500,000 in forward exchange contracts resulted in an unrealized gain of approximately $392,000, net of taxes, which was included as an addition to accumulated other comprehensive income in the Company's Condensed Consolidated Statement of Changes in Shareholders' Equity and an increase to inventory, the underlying exposure on the balance sheet. The Company expects to reclassify all of the ultimate unrealized gain/(loss) from accumulated other comprehensive income into earnings within the next four month period due to the actual executions of foreign exchange contracts to purchase merchandise.

        6.  Segment Information

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

     6.  Segment Information (continued)
     Financial information of the Company's reportable segments is as follows (in thousands):

                                      Three Months Ended
                                      September 30, 2003
                                       Consumer    Licensing/
                           Wholesale    Direct   International     Totals
Revenues from external
 customers                 $ 78,697    $ 42,124     $ 11,245     $132,066
Intersegment revenues        (9,028)                               (9,028)
Segment income (1)           10,707       1,509        8,040       20,256
Segment assets              211,997      52,025        3,702      267,724

                                      Three Months Ended
                                      September 30, 2002
                                       Consumer    Licensing/
                           Wholesale    Direct   International     Totals
Revenues from external
 customers                 $ 75,820    $ 39,340     $ 8,360      $123,520
Intersegment revenues        (7,628)                               (7,628)
Segment income (1)(2)        11,467      (3,486)      7,141        15,122
Segment assets              176,109      55,205       2,408       233,722

                                      Nine Months Ended
                                      September 30, 2003
                                       Consumer    Licensing/
                           Wholesale    Direct   International     Totals
Revenues from external
 customers                 $196,666    $114,177     $ 28,275     $339,118
Intersegment revenues       (22,870)                              (22,870)
Segment income (1)           26,673      (1,650)      22,325       47,348

                                      Nine Months Ended
                                      September 30, 2002
                                       Consumer    Licensing/
                           Wholesale    Direct   International     Totals
Revenues from external
 customers                 $182,955    $112,425     $ 20,301     $315,681
Intersegment revenues       (24,197)                              (24,197)
Segment income (1)(2)        26,064        (713)      14,702       40,053


(1) Before elimination of intersegment profit, unallocated corporate overhead and income taxes.

(2) Segment income for the Consumer Direct segment includes an asset impairment charge of $4.4 million and a gain of $860,000 recorded during the three months ended September 30, 2002.

6.  Segment Information (continued)

The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                    2003       2002        2003        2002
Revenues
Revenues for external customers  $132,066   $123,520     $339,118   $315,681
Intersegment revenues               9,028      7,628       22,870     24,197
Elimination  of
intersegment revenues              (9,028)    (7,628)     (22,870)   (24,197)
                                 --------   --------     --------   --------
Total consolidated revenues      $132,066   $123,520     $339,118   $315,681
                                 ========   ========     ========   ========
Income
Total profit for
 reportable segments             $ 20,256   $ 15,122     $ 47,348   $ 40,053
Elimination of intersegment
 profit and unallocated
 corporate overhead                (4,329)    (4,347)     (11,709)   (11,914)
                                 --------   --------     --------   --------
Total income before income taxes $ 15,927   $ 10,775     $ 35,639   $ 28,139
                                 ========   ========     ========   ========
Assets
Total assets for
 reportable segments             $267,724   $233,722
Elimination of intersegment
 inventory profit                  (2,139)    (2,351)
                                 --------   --------
Total consolidated assets        $265,585   $231,371
                                 ========   ========

7.  Common Stock Repurchase

             The Board of Directors of the Company has authorized management to repurchase, from time to time, up to an aggregate 4,250,000 shares of the Company's Class A Common Stock. During the nine months ended September 30, 2003, 200,000 shares were repurchased in the open market at an average price per share of $22.63 reducing the available shares authorized for repurchase to 1,361,600. The repurchased shares have been recorded as Treasury Stock.

8.  Licensing Agreement

      On May 1, 2003, the Company entered into an exclusive license agreement with Candies, Inc. and its trademark holding company, IP Holdings, LLC, ("Candies") to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women's, men's and children's footwear. The Chief Executive Officer and Chairman of Candies is the brother of the Company's Chief Executive Officer and Chairman. The initial term of the agreement is through December 31, 2007, with options to renew through December 31, 2016 based upon the Company reaching certain sales thresholds. During these periods, the Company is obligated to pay Candies a percentage of net sales based upon the terms of the agreement. The Company recorded approximately $386,000 and $436,000 in royalty and advertising expense to Candies for the three and nine months ended September 30, 2003, respectively.

9.   Asset Impairment Charge and Gain

      On September 30, 2002, the Company determined that based upon the performance and anticipated future outlook of its Rockefeller Center flagship store, located in New York City and in accordance with SFAS 144, certain fixed assets were impaired. As a result, a pre-tax charge of $4.4 million was recorded during the three months ended September 30, 2002. In addition, the Company recognized a gain as part of cost of goods sold on the income statement in the amount of $860,000 relating to price adjustments from sales to Kenneth Cole retail stores from the audit results of its licensees.

10.  Reclassifications

  Certain   amounts   included  in  the  Company's   2002   financial
statements have been reclassified to conform to the September 30, 2003 presentation.

11.  Dividend

 On July 29, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $.075 per share payable September 18, 2003 to shareholders of record at the close of business on Kenneth Cole August 28, 2003. Aggregate dividends in the amount of $1,476,000 were paid out, approximately $861,000 and $615,000 to Class A and Class B shareholders, respectively.

12.  Other

     The Company, from time to time, is a party to litigation that arises in the normal course of its business operations. The Company presently is not a party to any litigation that it believes would have a material adverse effect on its business operations.


13.  Subsequent Events

     On October 28, 2003, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on December 17, 2003 to shareholders of record at the close of business on November 25, 2003.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

     The statements contained in this report which are not historical facts including, without limitation, statements that relate to future performance and/or statements regarding the Company's anticipated results or level of business for 2003 or any other future period, may be deemed to constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current beliefs and expectations only,
and   actual  future  results  might  differ  materially  from  those projected in such statements due to a number of risks and uncertainties, including, but not limited to, demand and competition for the Company's products, the ability to enter into new licensee agreements, to maintain and renew existing licensing agreements and to open new stores, dependence on certain large customers and changes in the Company's relationships with vendors and other resources. The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

Update on Critical Accounting Policies

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the
United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of a summary of the Company's significant accounting policies, see Note A to the Company's consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2002.


Results of Operations

     The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenues for the three and nine months ended September 30, 2003 and September 30, 2002.

                        Three Months Ended              Nine Months Ended
                           September 30,                  September 30,
                        2003           2002            2003          2002
Net sales        $121,179  91.8% $115,325  93.4% $311,392  91.8% $295,860  93.7%
Royalty revenue    10,887   8.2     8,195   6.6    27,726   8.2    19,821   6.3
Net revenues      132,066 100.0   123,520 100.0   339,118 100.0   315,681 100.0
Gross profit       57,624  43.6    54,221  43.9   149,197  44.0   144,078  45.6
Selling, general
 & administrative
 expenses          41,855  31.7    39,266  31.8   114,208  33.7   112,356  35.6
Asset impairment                    4,446   3.6                     4,446   1.4
Operating income   15,769  11.9    10,509   8.5    34,989  10.3    27,276   8.6
Interest income,net   158   0.2       266   0.2       650   0.2       863   0.3
Income before
 income taxes      15,927  12.1    10,775   8.7    35,639  10.5    28,139   8.9
Income tax expense  5,893   4.5     3,987   3.2    13,186   3.9    10,412   3.3
Net income         10,034   7.6     6,788   5.5    22,453   6.6    17,727   5.6


Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

REVENUES: Consolidated net revenues increased $8.5 million, or 6.9%, to $132.1 million for the three months ended September 30, 2003 from $123.5 million for the three months ended September 30, 2002. This increase is attributable primarily to the factors described below in the sections entitled "Net Sales" and "Licensing/International Revenue".

NET SALES: Wholesale net sales (excluding sales to the Company's Consumer Direct business segment) increased $2.9 million, or 3.8% for the three months ended September 30, 2003 to $78.7 million from $75.8 million for the three months ended September 30, 2002. This increase is primarily due to increased shipments of women's footwear, including the addition of Bongo licensed footwear, offset by declines in the handbag business. Net sales in the Company's Consumer Direct segment increased $2.8 million, or 7.1%, to $42.1 million for the three  months  ended September 30, 2003 from $39.3  million  for  the
three  months  ended  September  30,  2002.   This  increase  is  due
primarily to an increase in comparable store sales of 2.2%, additional sales from new stores opened in 2003 and that portion of 2003 sales for stores not open for all of 2002. The Company believes the increase in comparable store sales is a result of its efforts to adapt its product offerings to better reflect current consumer demands. The Catalog/Internet operations accounted for the remaining increase in sales of the Company's Consumer Direct segment.

LICENSING/INTERNATIONAL REVENUE: Royalty revenue increased 32.8% to $10.9 million for the three months ended September 30, 2003 from $8.2 million for the three months ended September 30, 2002. This growth in licensing revenues is driven primarily by increases in the Company's women's categories, including sportswear, watches, eyewear and jewelry. Other strong categories were luggage, mens dress shirts, ties, watches and fragrance. The increase also reflected a one-time payment related to the transfer of the Company's sunglass license.

GROSS PROFIT: Consolidated gross profit as a percentage of net revenues decreased to 43.6% for the three months ended September 30, 2003 from 43.9% for the three months ended September 30, 2002. This decrease is primarily due to the change in mix of the Company's revenues from its Wholesale, Consumer Direct, and Licensing/International segments, which operate at very different gross margin levels. The Wholesale segment, which operates at a lower gross profit level than the Consumer Direct segment, as a percentage of net revenues decreased to 59.6% for the three months ended September 30, 2003 from 61.4% for the three months ended September 30, 2002, while the Consumer Direct segment as a percentage of net revenues increased to 31.9% for the three months ended September 30, 2003 from 31.8% for the three months ended September 30, 2002. The decrease in gross profit as a percentage of net revenues was partially offset by the gross profit generated from the Licensing/International segment which carries nominal associated cost of goods sold. Licensing/International revenue increased as a percentage of net revenues to 8.5% for the three months ended September 30, 2003 from 6.8% for the three months ended September 30, 2002. The decrease in Wholesale gross margin percentage stemmed in part from a weakened dollar against the Euro. The increase in Consumer Direct gross profit is attributable to improvement in product assortments resulting in better sell-thrus.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including shipping and warehousing, increased 6.6% to $41.9 million (or 31.7% of net revenues) for the three months ended September 30, 2003 from $39.3 million (or 31.8% of net revenues) for the three months ended September 30, 2002. The improvement was the result of continued cost control strategies, partially offset by heavier than normal expenditures related to the Company's 20th anniversary marketing campaign.

ASSET IMPAIRMENT: The Company recorded a charge of $4.4 million during the three months ended September 30, 2002 due to a write-down of the leasehold improvement associated with the Company's flagship retail store located at Rockefeller Center in New York City. This charge, which represented 3.6% of net revenues for the three months ended September 30, 2002, is included within operating income.

INTEREST AND OTHER INCOME: Interest and other income decreased to $158,000 for the three months ended September 30, 2003 from $266,000 for the three months ended September 30, 2002. The decrease is due to lower short-term interest rates on cash investments.

INCOME TAXES: The Company's effective tax rate has remained at 37.0% for the three months ended September 30, 2003 and 2002.

NET INCOME: As a result of the foregoing, net income increased $3.2 million or 47.8% for the three months ended September 30, 2003 to $10.0 million (7.6 % of net revenues) from $6.8 million (5.5% of net revenues), including an asset impairment charge of $4.4 million and a gain included in gross profit of $860,000 for the three months ended September 30, 2002.

Nine months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

REVENUES: Consolidated net revenues increased 7.4% to $339.1 million for the nine months ended September 30, 2003 from $315.7 million for the nine months ended September 30, 2002. This increase is attributable primarily to the factors described below in the sections entitled "Net Sales" and "Licensing/International Revenue".

NET SALES: Wholesale net sales (excluding sales to the Company's Consumer Direct business segment) increased $13.7 million or 7.5% for the nine months ended September 30, 2003 to $196.7 million from $183.0 million for the nine months ended September 30, 2002. The increase is due primarily to increased shipments from men's and women's footwear, including the addition of the Bongo licensed footwear, offset by a decline in the handbag business. The Company believes improved sell-thrus increased its footwear businesses, but were partially offset by the tightening of inventory levels by certain major Company customers, while the handbag business has undergone distribution and merchandising initiatives creating the current short term sales reduction. Net sales in the Company's Consumer Direct segment increased $1.8 million or 1.6% to $114.2 million for the nine months ended September 30, 2003 compared to $112.4 million for the nine months ended September 30, 2002. The increase in net sales is due to $4.7 million in sales from new stores opened in 2003 and that portion of 2003 sales for stores not open for all of 2002, partially offset a decrease in comparable store sales of 2.9% or $3.1 million.

LICENSING/INTERNATIONAL REVENUE: Royalty revenue increased 39.9% to $27.7 million for the nine months ended September 30, 2003 from $19.8 million for the nine months ended September 30, 2002. This increase is attributable primarily to the incremental minimum royalties from the Company's existing licensees, most significantly from men's and women's apparel, new revenues from the Company's fragrance and women's jewelry licensees and payments related to the transfer of the Company's fragrance and sunglass licenses.

GROSS PROFIT: Consolidated gross profit as a percentage of net revenues decreased to 44.0% for the nine months ended September 30, 2003 from 45.6% for the nine months ended September 30, 2002. The decrease is primarily due to lower margins in the Company's Wholesale and Consumer Direct segments offset by a greater portion of gross profit, as a percentage of net revenues, by the Licensing/ International segment, which carries nominal associated cost of goods sold. The Wholesale segment as a percentage of net revenues remained at 58.0% for the nine months ended September 30, 2003 and 2002, while the Consumer Direct segment which operates at a higher gross profit percentage decreased as a percentage of net revenues to 33.7%, for the nine months ended September 30, 2003 from 35.6% for the nine months ended September 302002. The wholesale gross margin percentage eroded somewhat as a result of the weakened US dollar compared to the Euro. The Company believes the decrease in Consumer Direct gross profit percentage was attributable to a highly competitive, promotionally driven retail environment. Licensing/ International revenue increased as a percentage of net revenues to 8.3% for the nine months ended September 30, 2003 from 6.4% for the nine months ended September 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including shipping and warehousing, increased 1.6% to $114.2 million (or 33.7% of net revenues) for the nine months ended September 30, 2003 from the $112.4 million (or 35.6% of net revenues) for the nine months ended September 30, 2002. The decrease as a percentage of revenues is attributable to the Company's ongoing cost control strategies, partially offset by a one time accrual for severance.

ASSET IMPAIRMENT: The Company recorded a charge of $4.4 million (1.4% of net revenue) for the nine months ended September 30, 2002 for a write-down of the lease hold improvements associated with the Company's flagship store located at Rockefeller Center in New York City. The charge is included within operating income.

INTEREST AND OTHER INCOME: Interest and other income decreased to $650,000 for the nine months ended September 30, 2003 from approximately $863,000 for the nine months ended September 30, 2002. The decrease is the result of declining short-term interest rate returns on cash investments.

INCOME TAXES: The Company's effective tax rate remained at 37.0% for the nine-month period ended September 30, 2003 and 2002.

NET INCOME: As a result of the foregoing, net income increased 26.7% for the nine months ended September 30, 2003 to $22.5 million (6.6% of net revenues) from $17.7 million (5.6% of net revenues), including an asset impairment charge of $4.4 million and a gain of $860,000 included in gross profit for the nine months ended September 30, 2002.


Liquidity and Capital Resources

     The Company uses cash from operations as the primary source of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances. At September 30, 2003 and December
31, 2002 working capital was $144.7 million and $124.1 million, respectively.

     Cash used in operating activities was $3.1 million for the nine months ended September 30, 2003, compared to $1.1 million for the nine months ended September 30, 2002. The decrease in cash flow from operations is primarily attributable to the timing of receivables and payables offset by a reduction of inventory and additional net income of $4.7 million.

     Net cash used in investing activities increased $524,000 for the nine months ended September 30, 2003 from $6.2 million for the nine months ended September 30, 2002 to $6.7 million for the nine months ended September 30, 2003. Investing activities for the nine months ended September 30, 2003 and 2002 were for capital expenditures. Capital expenditures for new retail store openings and expansions were approximately $2.5 million and $3.1 million for the nine months ended September 30, 2003 and September 30, 2002, respectively. The remaining expenditures were used primarily for information technology and corporate headquarter renovations. The Company expects to incur approximately $4.3 million in expenditures within the next two years for the remaining build out of its corporate headquarters.

     Net cash used in financing activities was $3.7 million for the nine months ended September 30, 2003 compared to the $3.8 million used in financing activities for the nine months ended September 30, 2002. This is primarily attributable to the Company's repurchase of 200,000 shares of Class A Common Stock under its buyback program for an aggregate purchase price of $4.5 million during the first quarter 2003 and a quarterly dividend of approximately $1.5 million during the three months ended September 30, 2003, partially offset by proceeds from the exercise of employee stock options. This compared to the Company's repurchas of 200,000 shares of Class A Common Stock during the nine months ending September 30, 2002, at an aggregate purchase price of approximately $4.6 million The dividend was declared and paid during the three months ended September 30, 2003 at a rate of $.075 per share to Class A and B shareholders, 11,473,417 and 8,201,497 shares, respectively.

The Company's material obligations under contractual agreements, including commitments for future payments under operating lease agreements and contractual agreements as of September 30, 2003 are summarized as follows:

                                   Payments Due by Period
                  1 year or       2-3         4-5       After 5
                    less         years       years       years        Total
Leases and other
contractual
obligations       $23,626,000 $45,660,000 $40,593,000 $88,932,000 $198,811,000
                  ----------- ----------- ----------- ----------- ------------
Total contractual
  obligations     $23,626,000 $45,660,000 $40,593,000 $88,932,000 $198,811,000
                  =========== =========== =========== =========== ============


     The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25.0 million to finance working capital requirements. The Company has no outstanding advances under this line of credit; however, amounts available under the line of credit were reduced by $2.8 million in standby letters of credit and $1.6 million in open letters of credit to $20.6 million at September 30, 2003.

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

     The Company does not believe it has a material exposure to market risk. The Company is primarily exposed to currency exchange-rate risks with respect to its inventory transactions denominated in Euros. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing foreign exchange forward contracts to hedge its cost in future purchases. The Company does not enter into foreign currency transactions for speculative purposes. At September 30, 2003, the Company had foreign exchange contracts totaling $10.5 million in notional value with an unrealized gain of $392,000, net of taxes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels; a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's year-to-date and projected 2003 and actual 2002 net income.


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

Item 3.  Defaults Upon Senior Securities. None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information. None

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:

          31.1 Certification of Kenneth D. Cole, Chief Executive
          Officer of Kenneth Cole Productions, Inc., pursuant to Rule 13(a)-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

          31.2 Certification of Stanely A Mayer, Chief Financial
          Officer of Kenneth Cole Productions, Inc., pursuant to Rule 13(a)-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

          32.1 Certification of Kenneth D. Cole, Chief Executive Officer of Kenneth Cole Productions, Inc., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
          32.2 Certification of Stanely A. Mayer, Chief Financial Officer of Kenneth Cole Productions, Inc., pursuant to
          18 U.S.C. section 1350, as adopted pursuant to section
          906 of the Sarbanes-Oxley Act of 2002.


     (b) Current Reports on Form 8-K: The Company filed a report on Form 8-K on July 30, 2003 in conjunction with the announcement of the Company's results for the three and six month periods ended June 30, 2003.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kenneth Cole Productions, Inc.
                                   Registrant




November 10, 2003                  /s/ Stanley A. Mayer
                                   Stanley A. Mayer
                                   Executive Vice President and
                                   Chief Financial Officer

                                                         Exhibit 31.1

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Kenneth D. Cole, certify that:

1. I have reviewed this quarterly report on Form 10-Q being filed by Kenneth Cole Productions, Inc.;

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




                               By:  /s/Kenneth D. Cole
                                    --------------------------
                                    Kenneth D. Cole
                                    Chief Executive Officer



Date:  November 10, 2003

                                                         Exhibit 31.2

              CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Stanley A. Mayer, certify that:

1. I have reviewed this quarterly report on Form 10-Q being filed by Kenneth Cole Productions, Inc.;

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




                               By:  /s/Stanley A. Mayer
                                    --------------------------
                                    Stanley A. Mayer
                                    Chief Financial Officer



Date:  November 10, 2003

                                                         Exhibit 32.1
                       CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth D. Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
           (1)  The  Report  fully complies with the requirements  of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kenneth D. Cole

Kenneth D. Cole
Chairman and Chief Executive Officer
Kenneth Cole Productions, Inc.
November 10, 2003




A  signed original of this written statement required by Section 906,
or   other   document  authenticating,  acknowledging,  or  otherwise
adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Kenneth Cole Productions, Inc. and will be retained by Kenneth Cole Productions, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                         Exhibit 32.2
                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanley A. Mayer, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
           (1)  The  Report  fully complies with the requirements  of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stanley A. Mayer

Stanley A. Mayer
Executive Vice President and
Chief Financial Officer
Kenneth Cole Productions, Inc.
November 10, 2003








A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Kenneth Cole Productions, Inc. and will be retained by Kenneth Cole Productions, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.