Form 10-K
period 2003-12-31
COLE KENNETH PRODUCTIONS INC
filed 2004-03-12
CIK 921691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2003
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes (X)
No ( )

       Aggregate market value of the voting stock held by nonaffiliates of the registrant as of the close of business on June 30, 2003: $ 210,620,264

      Number  of shares of Class A Common Stock, $.01 par  value, outstanding as of the close of business on
March 10, 2004:  11,789,278

       Number of shares of Class B Common Stock, $.01 par value, outstanding as of the close of business on
March 10, 2004:  8,145,497
               DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of Form 10-K is incorporated herein by reference to the Registrant's definitive proxy statement to be mailed to the shareholders of the Registrant by April 22, 2004.

                 Kenneth Cole Productions, Inc.
                        TABLE OF CONTENTS

                                                               Page
                             PART I
 Item 1   Business                                              3

 Item 2   Properties                                            16

 Item 3   Legal Proceedings                                     17

 Item 4   Submission of Matters to a Vote of Security Holders   17

                             PART II

 Item 5   Market for Registrant's Common Equity, Related
          Shareholder Matters, and Issuer of Purchases of
          Equity Security                                       18

 Item 6   Selected Financial Data                               19

 Item 7   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   20

 Item 7A  Quantitative and Qualitative Disclosures about
          Market Risk                                           26

 Item 8   Financial Statements and Supplementary Data           27

 Item 9   Changes in and Disagreements  with Accountants on
          Accounting and Financial Disclosure                   27

 Item 9A  Controls and Procedures                               27

                             PART III

 Item 10  Directors and Executive Officers of the Registrant    28

 Item 11  Executive Compensation                                28

 Item 12  Security Ownership of Certain Beneficial Owners and
          Management and Related Shareholder Matters            28

 Item 13  Certain Relationships and Related Transactions        28

 Item 14  Principal  Accountant  Fees  and  Services            28

                             PART IV

 Item 15  Exhibits,  Financial   Statement Schedules and
          Reports on Form 8-K                                   29

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

   There can be no assurance that management's expectations will necessarily come to pass. A number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include, but are not limited to, changes in the domestic and economic conditions or in political, economic or other conditions affecting foreign operations and sourcing, demand and competition for the Company's products, changes in consumer preferences on fashion trends, delays in anticipated store openings and changes in the Company's relationship with its suppliers and other resources. This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, readers of this Annual Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General

  Kenneth Cole Productions, Inc., incorporated in September 1982, designs, sources and markets a broad range of fashion footwear and handbags and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Reaction Kenneth Cole and Unlisted brand names. During 2003, the Company added the Bongo trademark brand for footwear through a license agreement. The Company's products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole. These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends. The combination of basic products and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

   The Company markets its products to more than 7,500 department and specialty store locations, as well as through its Consumer Direct business, which includes an expanding base of retail and outlet stores, consumer catalogs and interactive websites, including on-line e-commerce. The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men's, women's and children's footwear, handbags, apparel and accessories), prices (from ''better'' to ''moderate'') and styling. The Company believes the diversity of its product mix provides balance to its overall product sales and business planning and increases sales opportunities to wholesale customers who do not carry the Company's full range of products.

   The popularity of the Kenneth Cole brand names among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements and offers through these agreements a lifestyle collection of men's product categories including tailored clothing, dress shirts, dress pants, sportswear, neckwear, briefcases, portfolios, jewelry, fragrance, belts, leather and fabric outerwear, sunglasses, optical eyewear, watches, luggage, hosiery and small leather goods. Women's product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, optical eyewear, watches, jewelry, fragrance, swimwear, and luggage. In addition, the Company licenses boys' apparel under the Reaction Kenneth Cole brand, which further broadens the Kenneth Cole lifestyle collection.

Business Growth Strategies

   The Company's strategy is to continue to build upon the strength of its lifestyle brand franchise, which is comprised of well-differentiated and distinct brands: Kenneth Cole New York, Reaction Kenneth Cole and Unlisted. In addition, the Company added the Bongo brand to its footwear brands through a license agreement to further enhance its lifestyle strategy. The Company views its lifestyle brands as a vital and significant strategic asset and the foundation for a sustainable competitive advantage. The Company believes that further segmentation and development of the brands afford enormous growth potential within each of the Company's business segments.

   Wholesale. By strengthening and streamlining its department store distribution channels, the Company continues to reinforce the segmentation of its brands at wholesale, promoting even greater growth capability for each of its brands in the future. This approach will facilitate the broadening of product offerings, attract new customers and further enable the Company to address a wider variety of customers' needs, both domestically and internationally. Building on its distribution channels, the recent addition of the Bongo brand to its footwear business has given the Company the ability to reach another distribution tier as well as customer base. By combining retail and wholesale merchandising functions, the Company is in a better position to respond quickly to market changes, thereby enabling each wholesale division to deliver appropriate fashions in a more timely and effective manner. This approach has been effective in maintaining the strength of the Kenneth Cole New York, Reaction Kenneth Cole and Unlisted branded footwear businesses in a difficult and challenging environment.

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

   The Company continues to pursue opportunities to expand its retail store operations. As of December 31, 2003, the Company operated 83 specialty retail and outlet stores as compared with 80 stores as of December 31, 2002. The Company plans to open or expand approximately 7 to 11 stores in 2004, expanding retail square footage by approximately 10%. This anticipated expansion includes outlet stores, which provide opportunities for the Company to sell excess and out-of-season merchandise. To accommodate the Company's diversity of product offerings, the Company continues to open stores on an opportunistic basis as well as expand smaller current locations where retail space is available. The Company believes that its retail stores will generate increased sales and profitability as the stores allow for a true cross-section of both Company and licensee products, enabling the Company to present the broad lifestyle offering that consumers want to see. As it expands its retail business, the Company expects to realize certain economies in several selling and administrative expense areas.

  In an effort to capitalize on opportunities and reduce business risk, the Company opened Reaction Kenneth Cole retail stores. The Company currently operates two Reaction Kenneth Cole stores as of December 31, 2003 and expects to open additional Reaction Kenneth Cole stores. The Company believes this model provides significant growth potential since the Reaction Kenneth Cole brand enjoys strong consumer support as evidenced by growth at retail through the Company's wholesale operations and expansion of the Company's licensee product categories within the brand.

   The Company continues to invest in the enhancement, visual presentation and development of its websites to capitalize on the growth of its e-commerce and emerging technologies. The Company believes that web-based transactions will contribute to the Company's future, both as a source of consumer information and as a generator of new revenue. Among other things, the websites are designed to create additional revenues through a new distribution channel, build brand equity, fortify image, increase consumer awareness, improve customer service, provide entertainment and promote support for causes the Company believes are important to its customers. The Company has strengths in its existing capabilities in customer service, including telemarketing, merchandising, catalog, fulfillment and e-commerce. Accordingly, the Company believes it has a strategic advantage over companies that do not support or continually improve on emerging technologies to compliment their consumer direct businesses.

   In  addition  to  seasonal  image  campaigns  via  traditional advertising media, the Internet has enabled the Company to communicate directly with its customers and to have its customers communicate directly with the Company. The Company's use of its websites to capture and process this relevant market data on its consumer base provides a greater understanding of its customers and market trends. The Company believes this dynamic relationship is invaluable for building customer loyalty. Further, the Company's internet presence through multiple websites has enabled the creation of a substantial e-mail database by which the Company's marketing and customer service departments regularly interact with its existing and new consumers on-line.

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

    The   Company  chooses  its  licensing  partners  with  care,
considering many factors, including the strength of their sourcing and distribution abilities, thereby attempting to maintain the same value and style that Kenneth Cole customers have come to expect. The Company continues to grow its market share in both the men's and women's apparel businesses and has started to penetrate new price tiers with Reaction Kenneth Cole branded products. The Company believes that women's apparel will further define and enhance the Company's brands, improving its ability to deliver the product that the Company's customers seek. Building on the continued growth in womenswear, the Company launched women's swimwear line during 2003. Menswear has sustained growth despite difficult retail conditions, even as the business matures. This growth has prompted the Company to expand its existing men's product categories to include dress pants, which was launched in Fall 2003. Based on the Company's successful move into the children's wholesale footwear market, Reaction Kenneth Cole boy's apparel was launched during Fall 2002, which will be followed by infants' and toddlers' apparel. The Company's fragrance license with Coty, Inc. (a division of The Lancaster Group) is designed to expand consumer awareness through Coty's global marketing group and provide an extension of brand awareness to the Company licensees and partnerships internationally and domestically. During the Fall 2003 season, Coty, Inc. successfully launched Kenneth Cole Black for men, which was one of the seasons' top performers. This will be followed by Black for women in Spring 2004. The Company is committed to strategically further expanding its product classifications internationally and to continue to build growth through brand awareness and diversity. During 2003, the Company signed a wholesale apparel and retail distribution license agreement in Australia, an agreement for distribution in the Middle East and is currently exploring new markets. The Company believes its strategic licensing relationships are essential to the growth of the Company both domestically and abroad as a lifestyle branded franchise.

   The  Company's brands are currently licensed for  a  range  of
products    consistent    with   the   Company's    image    (see
"Licensing/International" in Item 1).

Products

   The Company markets its products principally under its Kenneth Cole New York, Reaction Kenneth Cole and Unlisted brand names, along with its newly licensed brand for footwear, Bongo, each targeted to appeal to different consumers. The Company believes that the Kenneth Cole brand name has developed into a true aspirational lifestyle brand, and while it has similar designer cache as other international designer brands, it has value credibility most do not.

Kenneth Cole New York

   Kenneth Cole New York products are designed for the fashion conscious consumer and reflect the relaxed urban sophistication that is the hallmark of the Kenneth Cole New York image. The distinctive hip styling of this line has established Kenneth Cole as a fashion authority for sophisticated men and women who are seeking a value alternative to other designer brands. As a result of strong brand recognition and a reputation for style, quality and value, the Company believes that Kenneth Cole New York has become a core resource for better department and specialty stores, and continues to provide significant growth opportunities. The Kenneth Cole New York product offering has evolved from a very trendy line into one with broad appeal, including both fashion-forward styling and core basics. The Company continues to leverage the strength of its name through brand extensions (e.g., Kenneth Cole "Signature"), in-store shops and the licensing of many new product categories.

   Kenneth Cole New York men's footwear, primarily manufactured through Italian factories, is designed as contemporary, comfortable leather fashion footwear and is sold to the bridge-designer market at retail price points ranging from approximately $140 to $250. As versatile as it is sophisticated, Kenneth Cole New York men's footwear may be worn to work, for special occasions or on weekends with casual clothes.

   Kenneth Cole New York women's footwear, primarily manufactured through Italian, Spanish, and Brazilian factories, includes sophisticated and elegant dress, casual and special occasion (e.g., bridal) footwear that is sold to the bridge-designer market at retail price points ranging from approximately $100 to $250. Women's footwear is constructed by fine leather craftsmen to allow the customer high quality designer styling with value for the fashion conscious woman at work or in social gatherings.

   Kenneth Cole New York handbags are sleek designer bags offered at affordable prices, generally made of quality leathers and sold to the bridge-designer market at retail price points ranging from approximately $90 to $225. The seasonal line includes certain updated styles that offer the customer high fashion bags, which are accompanied by tailored career bags for the sophisticated urban consumer.

Reaction Kenneth Cole

   Reaction Kenneth Cole consists of a variety of product classifications, which address the growing trend toward flexible lifestyle dressing. Originally introduced as a comfort-oriented casual line, Reaction Kenneth Cole now includes more dressy styles. Reaction Kenneth Cole women's footwear is designed for the workplace as well as for outside the office, with an emphasis on comfort, versatility, contemporary styling and value. It is targeted to compete in the largest single category of footwear sold in department stores, women's "better", and the majority of the line retails primarily in the $60 to $100 price range. Reaction Kenneth Cole men's footwear combines fashionable and versatile styling with affordable pricing and is positioned in the fastest growing classification in the men's market as consumer preferences lean away from athletic constructed footwear toward regular constructed footwear. This line retails approximately in the $80 to $135 price range.

    Reaction Kenneth Cole handbags are designed to be multifunctional with a contemporary look and are primarily made of leather and non-leather technical fabrications, such as nylon, microfiber and canvas. Reaction Kenneth Cole handbags have been styled to appeal to the same young, hip customer as the Reaction Kenneth Cole footwear line to meet the varying needs of the Company's customers. This line generally retails at price points ranging from approximately $30 to $90.

    Reaction Kenneth Cole children's footwear, primarily manufactured in Brazil and China, includes dress and casual footwear sold at price points ranging from $35 to $50 and is targeted to boys and girls ages 6 to 12, who the Company believes are making more of their own fashion choices than ever before.
The Company believes that children's footwear is a natural extension of its footwear business and that its use of styles based upon successful performers in its existing men's and women's styles, greatly enhances the likelihood of product performance. The success of children's footwear has led the Company to introduce Reaction Kenneth Cole toddler footwear, which has retail price points from $30 to $50. This addition has improved its retail presence and has further penetrated the children's Reaction Kenneth Cole brand in the marketplace.

Unlisted

   Unlisted products are designed and targeted to the younger, trendier consumer market, the country's largest consumer base of fashion merchandise. The Unlisted brand was developed to expand the Company's sales into a younger, more moderately priced business and includes men's and women's casual and dress shoes each season.

   Unlisted footwear provides the young consumer with a wide selection of footwear with contemporary styling and quality at affordable prices. Unlisted women's footwear includes not only fashion styles, but also evening styles, basic pumps and loafers that generally retail at price points ranging from $35 to $60 with approximately 60 styles per season. Unlisted men's footwear continues brand penetration through additional door expansion, continuing its strong growth, capitalizing on the large youth consumer base. The line includes casual and dress assortments with a variety of fashion styles to compliment the selection of approximately 50 styles per season. Unlisted men's footwear is expected to appeal to a broader young men's market with shoes that range at retail price points from $50 to $90.

Bongo

   Bongo products are designed for the junior consumer market to be sold through mid-tier department stores. The brand brings fashion and style at reasonable price points to the junior market and includes children's and women's casual and dress shoes each season.

   Currently, Bongo footwear includes only women's and children's footwear lines although the Company plans to provide a men's line at some point in the future. The women's footwear line has a wide variety of styles for casual, weekend, and special evening events including pumps, boots, and loafers, among others. The price points range from $30 to $50 with approximately 40 styles per season. Children's price points range from $20 to $35 with approximately 5 styles per season. The brand provides a market that the Company was not previously penetrating with its branded products.


Business Segments

    The Company primarily distributes its products through Wholesale and its own Consumer Direct distribution channels. During the periods presented below, the percentage of net revenues contributed by the Company's business segments were as follows:

                                       Year Ended
                                       December 31,
                                  2003     2002     2001
         Wholesale                 54%      55%      51%
         Consumer Direct           38       38       43
         Licensing/International    8        7        6
                                  ----     ----     ----
         Total                    100%     100%     100%
                                  ====     ====     ====

Wholesale Operations

   The Company strives to provide affordable fashion footwear, handbags and accessories with consistent marketing and management support to its wholesale customers. The Company provides this support by producing strong image driven advertising, offering creative quality products and maintaining adequate inventory levels of new products as well as products included in the Company's open stock program. The Company employs a sales force as well as corporate account specialists to sell its products and to manage its relationships with its wholesale customers, including analyzing and monitoring their selling information. The Company has previously increased the size of its corporate account specialist's staff and anticipates continued build up, as it believes its investment in account specialists is essential to the maintenance and growth of its wholesale businesses.

   The Company's products are distributed to more than 1,700 wholesale accounts for sale in more than 7,500 store locations in the United States. The Company markets its branded products to major department stores and chains, such as the department store divisions of Target Corporation (Marshall Fields), Dillard Department Stores, Inc., Federated Department Stores (including Macy's, Bloomingdales, and Burdines) and upscale specialty retailers, including Saks Fifth Avenue and Nordstrom, Inc. In addition, the Company sells out-of-season branded products and overruns through the Company's outlet stores and to off-price retailers. The Company also sells its products, directly or through distributors, to customers in various international markets including Australia, United Kingdom, Mexico, Hong Kong, Taiwan, South Korea, the Philippines, Singapore, Latin and parts of South America and the Caribbean. During 2003, the Company
ended its license for distribution in Canada. The Company assumed the operations, which are managed from its New York City headquarters with a sales staff and distribution center in Canada. The Company also assumed the Canadian handbag operations for 2004 after its license agreement ended on December 31, 2003.

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

  Private Label

   The Company also designs, develops and sources private label footwear and handbags for selected retailers. These private label customers include major retailers that do not purchase the Company's brands. The Company's private label business requires minimal overhead and capital because the Company does not typically incur any costs related to importing, shipping or warehousing of inventory, all of which are usually borne by the private label customer.


Consumer Direct Operations

   Retail Operations

   The Company continues to pursue opportunities to enhance and expand its retail operations. At December 31, 2003, the Company operated 48 specialty retail stores and 33 outlet stores under the Kenneth Cole New York name and two specialty retail stores under the Reaction Kenneth Cole name.

   The Company believes its specialty retail stores develop consumer recognition of its brand names, provide a showcase for Kenneth Cole branded products marketed by the Company and its licensees and enhance the Company's overall profitability. The Company believes that these stores complement its wholesale business by building brand awareness. In addition, Kenneth Cole specialty retail stores enable the Company to reach consumers who prefer the environment of a specialty store. The Company also has two Reaction stores, one located in New York City and one in Florida that were opened as a result of the success of Reaction at retail by the Company's wholesale operations. The Company expects to expand store openings in the future after the Reaction store concept is defined. Approximately 25% of the Company's specialty retail store products are sourced exclusively for such stores to differentiate the product mix of its stores from that of its wholesale customers. The Company opened two specialty retail stores and closed one store in 2003 and plans to open or expand four to six new specialty retail stores in 2004.

   The Company's outlet stores enable it to sell a portion of its excess wholesale, retail and catalog inventory in a manner that it believes does not have an adverse impact on its wholesale customers and the Company's retail operations. The Company generally does not make a style available in its outlet stores or to off-price retailers until wholesale customers have taken their first markdown on that style. The Company anticipates that it will require additional outlet stores as higher levels of sales are achieved and additional retail stores are opened. The Company opened two outlet stores in 2003 and has plans to open or expand three to five outlet stores in 2004.

   The  success  of  the Company's new and existing  stores  will depend on various factors, including the ongoing political instability, the possibility of additional terrorist attacks and general economic and business conditions affecting consumer spending, the acceptance by consumers of the Company's retail concept, the ability of the Company to manage successfully such expansion, the ability of the Company to hire and train personnel, the availability of desirable locations, the negotiation of acceptable lease terms for new locations and the expansion of the Company's management information systems to support the growth of its retail operations. The Company believes that its retail stores further enhance its image and represent an opportunity for revenue and earnings growth.

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

   The Company continues to capture shelf space in better department stores for its men's apparel collection as it further rolls out tailored clothing, men's sportswear, and dress shirts. This is an important step in further defining Kenneth Cole as a premier lifestyle brand as its distinctive image is consistently developed across an expanding number of products, brands and markets. Womenswear was one of the Company's most improved categories during 2003. As a result of the continued growth in men's and women's apparel, the Company plans to compliment its mens and womenswear lines with the introduction of women's swimwear and men's dress pants to the Kenneth Cole and Reaction product lines. This will be followed by men's' and women's' fragrances for other Company brands, whereby the Company will draw upon Kenneth Cole's creative strength and the marketing resources of Coty, Inc., to continue brand definition.


The following table summarizes the Company's product categories under its licensing agreements:

                        Kenneth Cole    Reaction
Product Category          New York    Kenneth Cole  Unlisted


Men's Tailored Clothing      X             X            X
Men's Sportswear             X             X
Men's Neckwear               X             X
Men's Dress Shirts           X             X
Men's Casual Pants           X             X
Men's  Leather & Fabric
   Outerwear                 X             X
Men's Small Leather Goods    X             X            X
Women's Sportswear           X             X            X
Women's Small Leather Goods  X             X            X
Women's Leather &
   Fabric Outerwear          X             X
Women's Scarves & Wraps      X             X
Men's/Women's Jewelry        X             X
Men's/Women's Swimwear       X             X            X
Men's/Women's Watches        X             X            X
Men's/Women's Optical Frames X             X
Men's/Women's
   Luggage/Briefcases        X             X
Men's/Women's Sunglasses     X             X            X
Men's/Women's Fragrances     X             X            X
Children's Apparel                         X

   All of the Company's licensees are required to contribute to the Company a percentage of their net sales of licensed products, subject to minimum amounts, for the ongoing marketing of the Kenneth Cole brands.

  International

   The Company sells its products through distributors and licensees to wholesale customers and direct retailers in international markets including Canada, Australia, United Kingdom, Mexico, Venezuela, Ecuador, Costa Rica, Peru, Panama, the Caribbean Islands, Hong Kong, Taiwan, the Philippines, Korea, Malaysia and Singapore.

   The Company has an agreement presently with Dickson Concepts, Ltd. ("Dickson") to retail Kenneth Cole New York and Reaction Kenneth Cole branded products through established freestanding stores in Hong Kong, Taiwan and Singapore. Dickson presently operates eight freestanding stores in these countries as well as several shop-in-shops. Each store carries a selection of the Company's merchandise, which is also available in the Kenneth Cole domestic retail stores. In addition, the Company's continued focus on the Asian market included seven shop-in-shops in Korea through its licensee, Chiel Industries, a division of Samsung Industries, three retail stores and three shop-in-shops in the Philippines, through the Company's Philippine licensee, Store Specialists, Inc. (Rustan's Department Store). During
2003, the Company entered into a wholesale apparel and retail distribution agreement for Australia. The licensee will begin shipping in 2004 and expects to open freestanding stores in Australia during 2005.

   In North America, the Company, through licensing arrangements, continues to sell and market its products in Canada. The majority of product classifications available domestically are also available in Canada. Currently, the Company operates in Canada through two licensees and the use of shop-in-shops, as its footwear and handbag licensee businesses have been taken in house. The Latin American licensee agreement covers Latin America, South America and the Caribbean, with the exception of Brazil, Argentina and Uruguay. Currently, the Company's licensee operates 14 freestanding stores and 19 shop-in-shops in this region.

   In Europe, the Company owns and operates one store in Amsterdam, and through a licensing agreement, operates two stores in London and sells footwear and handbags to department stores within the United Kingdom. The Company continues to investigate opportunities that impact this market as well as other new markets throughout the globe.

   The Company realizes the critical role that licensees have on the growth and development of Kenneth Cole and its diffusion brands; and therefore, assumes significant care to strategically align itself with viable business partners around the world. The Company is optimistic about the expansion of its international licensing programs as a means of developing a truly global brand.

Design

   Kenneth D. Cole, Chairman and Chief Executive Officer, founded the Company in 1982 and its success to date is largely attributable to his design talent, creativity and marketing abilities. Mr. Cole selects designers to join a design team to work with him in the creation and development of new product styles. Members of each design team collaborate with Mr. Cole to create designs that they believe fit the Company's image, reflect current or approaching trends and can be manufactured cost-effectively.

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

Sourcing

    The Company does not own or operate any manufacturing facilities. Instead it sources its branded and private label products directly or indirectly through independently owned manufacturers in Italy, Spain, Brazil, China and Korea, among others. The Company maintains an office in Florence, Italy and generally has long-standing relationships with several independent buying agents to monitor the production, quality and timely distribution of the Company's products from its manufacturers. The Company sources each of its product lines separately based on the individual design, styling and quality specifications of such products.

    The Company attempts to limit the concentration of manufacturing with any one manufacturer. However, approximately 32% and 54% of total handbag purchases came from one manufacturer in China during 2003 and 2002, respectively. Approximately 36% and 40% of Kenneth Cole and Reaction Kenneth Cole men's footwear were produced by one manufacturer in Italy, utilizing several different factories in Europe in 2003 and 2002, respectively. Furthermore, approximately 37% and 38% of Kenneth Cole ladies footwear was purchased from one manufacturer in Italy during 2003 and 2002, respectively, while 57% and 42% of Reaction Kenneth Cole ladies footwear purchases were sourced through one manufacturer in Italy and one agent utilizing several different factories in Brazil in 2003 and 2002, respectively. Many of these manufacturers, however, subcontract a portion of such purchases to ensure the consistent and timely delivery of quality products. The Company is a large customer of several of these manufacturers and has established long-standing relationships with them. While the Company believes it has alternative manufacturing sources available to meet its current and future production requirements, there can be no assurance that, in the event the Company is required to change its current manufacturers, alternative suppliers will be available on terms comparable to the Company's existing arrangements.

   In advance of the Fall and Spring selling seasons, the Company works with its manufacturers to develop product prototypes for industry trade shows. During this process, the Company works with the manufacturers to determine production costs, materials, break-even quantities and component requirements for new styles. Based on indications from the trade shows and initial purchasing commitments from wholesalers, the Company places production orders with the manufacturers. In addition, the Company has a program, "test and react", whereby prototypes are rushed to its specialty retail stores immediately after completion to determine
initial   consumer   reaction.    Successful   styles,   consumer
acceptance and demand are used to adjust factory production and line development prior to initial season shipping. As a result of the need to maintain in-stock inventory positions, the Company places manufacturing orders for open stock and certain fashion products prior to receiving firm commitments from its customers. Once an order has been placed, the manufacturing and delivery time ranges from three weeks to four months depending on whether the product is new or is currently in production. Throughout the production process, the Company monitors product quality through inspections at both the factories and upon receipt at its warehouses. To reduce the risk of overstocking, the Company monitors sell-through data on a weekly basis and seeks input on product demand from wholesale customers to adjust production as needed.

Advertising and Marketing

   The Company believes that advertising to promote and enhance the Kenneth Cole New York and Reaction Kenneth Cole and Unlisted brands is an integral part of its long-term growth strategy. The Company believes that its advertising campaigns, which have brought it national recognition for their timely focus on current events and social issues, have resulted in increased sales and consumer awareness of its branded products. The Company's advertising appears in magazines such as Vogue, Vanity Fair, GQ, and InStyle, newspapers, and outdoor and media. The majority of the Company's licensees are required to contribute to the Company a percentage of their net sales of licensed products, subject to minimums, for the advertising and promotion of the Kenneth Cole brand image. In addition, the Company believes personal appearances by Kenneth D. Cole further enhance the Company's brand awareness.

    The Company utilizes its in-house staff for marketing, advertising and public relations efforts enabling the Company to maintain the integrity of its brands while realizing substantial cost savings when compared to outsourcing.

   In order to continue to strengthen brand awareness of its products and increase sales, the Company is actively involved in development, marketing and merchandising programs for its customers. As part of this effort, the Company utilizes cooperative advertising programs, sales promotions and produces trade show sales tools and consumer catalogs which feature a variety  of  branded  products marketed by the  Company  and  its licensees. As a result of these internal productions, the Company believes that there is a singular focus, strong synergy and consistency in all of the Company's communications.

   An additional aspect of the Company's marketing efforts is the creation and placement of branded enhancements in key department and specialty store locations. These focus areas create an environment that is consistent with the Company's image and enables the retailer to display and stock a greater volume of the Company's products per square foot of retail space. These enhancements are achieved through the placement of fixturing, point of purchase displays and graphics. The Company believes that these in-store enhancements encourage longer-term commitment by retailers to the Company's products and heighten consumer brand awareness.

Distribution

    To facilitate distribution, the Company's products are inspected, bar coded, packed and shipped from manufacturers by ocean or air to the Company's distribution facilities located in the United States of America. The Company utilizes fully integrated information systems and bar code technology to facilitate the receipt, processing and distribution of product through its distribution facilities. The products are then shipped to the Company's wholesale customers either in bulk or under its open stock program. The Company's open stock program allows its wholesale customers to reorder, typically via electronic data interchange ("EDI"), core basic styles in a range of colors and sizes as well as many fashion styles, for immediate shipment. While the open stock program requires an increased investment in inventories, the Company believes this program is an important service for its wholesale customers by allowing them to manage inventory levels more effectively. The Company expects that affording customers improved flexibility in ordering specific stock keeping units ("SKUs") in smaller quantities will ultimately reduce the incidence of markdowns and allowances.

   The Company has capitalized on its centralized distribution facilities to provide additional support to its retail store operations on shipments of footwear and handbag products as well as direct shipments to its catalog and internet customers. The Company's EDI program is also used to re-supply its retail store on a variety of products thereby enhancing its service to the Company's retail operations through improved inventory management and customer response.

Management Information Systems

  The Company believes that sophisticated information systems are essential to the Company's ability to maintain its competitive position and to support continued growth. The Company's management information systems were designed to provide, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution and marketing aspects of the Company's business. The Company continues to update and enhance its distribution and financial systems with newer technology that offers greater functionality and reporting capabilities. The Company also utilizes an EDI system that provides a computer link between the Company and many of its wholesale customers as well as its retail operations that enables the Company to receive on-line orders and to accumulate sales information on its products shipped to its wholesale customers, retail stores, catalog and internet customers. The Company's EDI system also improves the efficiency of responding to customer needs and allows both the customer and the Company to monitor purchases, shipments and invoicing. In its retail stores, the Company also uses point-of-sale registers to capture sales data, track inventories and generate EDI replenishment orders.

   The Company regularly evaluates the adequacy of its management information systems and upgrades such systems to support its growth. However, any failure by the Company to continue to upgrade its management information systems necessary to support growth or expansion, which could arise either with its internal systems or systems of its third parties, could have a material adverse effect on the Company's financial condition and its results of operations (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Trademarks

   The Company, through its wholly-owned subsidiary, Kenneth Cole Productions (LIC), Inc., owns federal registrations for its principal trademarks Kenneth Cole, Kenneth Cole New York, Reaction Kenneth Cole, Kenneth Cole Reaction, Reaction, Kenneth Cole Collection and Unlisted as well as several other ancillary and derivative trademarks. Each of the federal registrations is currently in full force and effect and is not the subject of any legal proceedings. In addition, the Company has several federal applications pending in the United States Patent and Trademark office for trademarks and service marks. Moreover, the Company continues to expand its current international registrations in numerous countries throughout the world. The Company regards its trademarks and other proprietary rights as valuable assets in the marketing and distribution of its products, and fully intends to maintain, renew and protect the registrations, as well as vigorously defend all of its trademarks against infringements.

Competition

   Competition in the footwear and handbags industries is intense and these product classifications are subject to rapidly changing consumer demands. The Company competes with numerous designers, brands and manufacturers of footwear, handbags, apparel and accessories, some of which may be larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than the Company. The Company also competes for the limited shelf-space available for the display of its products to consumers and the Company's licensed apparel and accessories also compete with a substantial number of designer and non-designer brands. Moreover, the general availability of contract manufacturing capacity allows access by new market entrants. The Company believes the success of its business depends on its ability to stimulate and respond to changing consumer preferences by producing innovative and attractive products, brands and marketing, while remaining competitive in quality and price.

Foreign Operations

   The Company's business is subject to the risks of doing business abroad, such as fluctuations in currency exchange rates, local market conditions, labor unrest, political instability, actions of a public enemy, military or other government intervention, priorities, restrictions or allocations and the imposition of additional regulations relating to imports, including quotas, duties or taxes and other charges on imports. There can be no assurance that these factors will not have a material adverse effect on the Company's operations in the future.

   In order to reduce the risk of exchange rate fluctuations, the Company routinely enters into forward exchange contracts to protect the future purchase price of inventory denominated in Euro. These Euro forward exchange contracts are used to reduce the Company's exposure to changes in foreign exchange rates and are not held for the purpose of trading or speculation (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").



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

Customers

   The Company's department store customers include major United States retailers, several of which are under common ownership. In 2003 and 2002, the Company had no customer or group under common ownership account for more than 10% of sales. The Company's ten largest customers represented 37.9% and 35.9% of the Company's net sales for the years ended December 31, 2003 and 2002, respectively. While the Company believes that purchasing decisions have generally been made independently by each division within a department store group, there is a trend among department store groups toward centralized purchasing decisions of their divisions.

Backlog

   The Company had unfilled wholesale customer orders of $60.1 million and $58.1 million, at February 26, 2004 and February 27, 2003, respectively. The Company's backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks, and wholesale customer purchases of its core basic products through the Company's open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

Employees

   At December 31, 2003, the Company had approximately 2,000 employees, 115 of who are covered under a collective bargaining agreement with a local affiliate of the International Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union. The collective bargaining agreement expires in April 2004. The Company plans to outsource its distribution operation and close its New Jersey distribution center at the expiration of the collective bargaining agreement. The Company considers its relationship with its employees and their union to be satisfactory, however, there can be no assurance that the non-renewal of the collective bargaining agreement will not have a material adverse effect on the Company.


Directors and Executive Officers

Name                   Age    Present Position

Kenneth D. Cole          49   Chief Executive Officer
Paul Blum                44   President
Stanley A. Mayer         56   Executive Vice President and Chief
                                 Financial Officer
Jaryn  Bloom             39   Terminated, Formerly Senior Vice President-
                                 Consumer Direct
Harry Kubetz             50   Senior Vice President-Operations
Susan Q. Hudson          44   Senior Vice President-Wholesale
Robert C. Grayson        59   Director
Denis F. Kelly           54   Director
Philip B. Miller         65   Director

   Kenneth D. Cole has served as the Company's Chief Executive Officer and Chairman of the Board since its inception in 1982 and was also President until February 2002. Mr. Cole was a founder, and from 1976 through 1982, a senior executive of El Greco, Inc., a shoe manufacturing and design company which manufactured Candie's women's shoes. Mr. Cole is on the Boards of Directors of the American Foundation for AIDS Research (''AmFAR'') and H.E.L.P., a New York agency that provides temporary housing for the homeless. In addition, he is on the Board of Trustees of the Sundance Film Festival. Mr. Cole is also a Director and President of nearly all of the wholly owned subsidiaries of the Company.

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

   Stanley A. Mayer has served as Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company since March 1988. From 1986 until joining the Company in 1988, Mr. Mayer held the position of Vice President-Finance and Administration of Swatch Watch USA, Inc. Mr. Mayer was the Controller of the Ralph Lauren and Karl Lagerfeld womenswear divisions of Bidermann Industries, USA, Inc. from 1979 until 1986. In addition, Mr. Mayer is an officer or Director of each of the wholly owned subsidiaries of the Company.

    Jaryn Bloom has served as Senior Vice President of Consumer Direct from September 1997 through March 2003. Prior, she served as Divisional President Retail and in various roles with increasing responsibility since joining the Company in 1986. Ms. Bloom is no longer employed by the Company. Harry Kubetz has served as Senior Vice President of Operations since joining the Company in April 1996. Mr. Kubetz was President of "No Fear" Footwear, Inc. from 1994 until 1996. From 1992 until 1994, Mr. Kubetz was Executive Vice President of Asco General Supplies, a wholly owned subsidiary of Pentland, PLC.

    Susan  Q.  Hudson  has  served as  Senior  Vice  President  -
Wholesale since February 1998. Prior, Ms. Hudson served as Divisional President - Men's Footwear since 1996 and as Vice President in charge of men's footwear since 1990. Prior to joining the Company, Ms. Hudson was at LA Gear, where she served as Regional Sales Manager.

    Robert C. Grayson is a partner in Berglass-Grayson, a management consulting and executive search firm. From 1992 to
1996, Mr. Grayson served initially as an outside consultant to Tommy Hilfiger Corp., a wholesaler and retailer of men's sportswear and boyswear, and later accepted titles of Chairman of Tommy Hilfiger Retail, Inc. and Vice Chairman of Tommy Hilfiger Corp. From 1970 to 1992, Mr. Grayson served in various capacities for Limited Inc., including President and CEO of Lerner New York from 1985 to 1992, and President and CEO of Limited Stores from 1982 to 1985. He also serves as a director of Ann Taylor Corporation and Lillian August, Inc.

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

   Philip B. Miller is the principal of Philip B. Miller Associates, a consulting firm. Mr. Miller served as Chairman and Chief Executive Officer at Saks Fifth Avenue from 1993 to January 2000 and continued as Chairman until July 2001. Mr. Miller was formerly Chairman and Chief Executive Officer at Marshall Fields, joining that company in 1983 from Neiman Marcus, where he had been President since 1977. Prior to that he served as Vice Chairman at Lord & Taylor and as Vice President and Merchandise Manager at Bloomingdales. Mr. Miller serves on the Board of
Directors at Puig USA, St. John and Tri-Artisan Partners. In addition, Mr. Miller also serves on the Board of Directors of the New York Botanical Gardens.

Available Information

   The Company files its annual, quarterly, and current reports and other information with the Securities and Exchange Commission. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge in the "Investor" section under the subheading of "About Us" on the Company's website www.kennethcole.com. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission.

   In addition, the Company's website, www.kennethcole.com, will include, free of charge, items related to corporate governance matters, including our Corporate Governance Guidelines, charters of various committees of our Board of Directors and our Code of Business Conduct and Ethics applicable to our employees, officers and directors. A printed copy of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics will be available no later than May 27, 2004, the date of the annual shareholders meeting, without charge by sending a written request to: Investor Relations, Kenneth Cole Productions, Inc., 2 Emerson Lane, Secaucus, NJ 07094.


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

    The Company's administrative offices and distribution facilities are located in Secaucus, New Jersey under leases that have been terminated as of April 2004. The main facility comprises 282,000 square feet, of which approximately 30,000 square feet is used for administrative offices and approximately 40,000 square feet is sub-leased to Liz Claiborne, Inc. for retail space. The Company has entered into a new 10-year lease for 51,000 square feet in Secaucus, New Jersey for its administrative offices. The distribution facility will be moved to a public warehouse on the East coast. In addition to these two leases, the Company also leases a 23,500 square foot facility in Secaucus used for outlet store space as well as an additional distribution warehousing facility. The Company also has a technical and administrative office in Florence, Italy. The Company does not own or operate any manufacturing facilities.

   The Company leases space for all of its 50 full price retail stores (aggregating approximately 222,000 square feet) and 33 outlet stores (aggregating approximately 160,000 square feet). Generally, the leases provide for an initial term of five to ten years and certain leases provide for renewal options permitting the Company to extend the term thereafter.

Item 3.   Legal Proceedings

   The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation that it believes would have a material adverse effect on its business or operations.

Item 4.   Submission of Matters to a Vote of Security Holders

  None.

                             PART II


Item   5.     Market  for  Registrant's  Common  Equity,  Related
Shareholder Matters, and Issuer Purchases of Equity Securities

   The Company's Class A Common Stock is listed and traded (trading symbol: KCP) on the New York Stock Exchange ("NYSE"). On March 10, 2004 the closing sale price for the Class A Common Stock was $32.15. The following table sets forth the high and low closing sale prices for the Class A Common Stock for each quarterly period for 2002 and 2003, as reported on the NYSE Composite Tape:


     2002:                         High           Low

First Quarter                      22.19          15.99
Second Quarter                     30.12          19.12
Third Quarter                      27.94          20.30
Fourth Quarter                     25.90          16.76

     2003:                         High            Low

First Quarter                      26.57          21.56
Second Quarter                     25.50          19.02
Third Quarter                      29.21          19.25
Fourth Quarter                     30.88          26.53


   The number of shareholders of record of the Company's Class  A
Common Stock on March 10, 2004 was 64.

   There  were  four holders of record of the Company's  Class  B
Common Stock on March 10, 2004. There is no established public trading market for the Company's Class B Common Stock.

   On February 21, 2001, the Board of Directors of the Company authorized management to repurchase, from time to time, an additional 2,000,000 shares up to an aggregate 4,250,000 shares of the Company's Class A Common Stock. As of December 31, 2003, 2,888,400 shares were repurchased in the open market at an aggregate price of $66,221,000, reducing the available shares authorized for repurchase to 1,361,600. The repurchased shares have been recorded as treasury stock.

Dividend Policy

   The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend, among other things, upon, future earnings, operations, capital requirements, proposed tax legislation, the financial condition of the Company and general business conditions.

   During the third quarter 2003, the Company established a quarterly dividend and paid a cash dividend of $0.075 per share on September 18, 2003 to shareholders of record at the close of business on August 28, 2003. During the fourth quarter 2003, the Company increased the quarterly cash dividend to $0.09 per share and paid it on December 13, 2003 to shareholders of record at the close of business on November 25, 2003.

   On February 26, 2004, the Board of Directors of the Company declared and increased the quarterly cash dividend to $0.12 per share payable on March 25, 2004 to shareholders of record at the close of business on March 9, 2004.

Item 6.   Selected Financial Data

  The following selected financial data has been derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7. (Amounts, except for per share amounts, are in thousands.)


                             2003     2002     2001     2000     1999
Income Statement Data:
Net sales                  $430,101 $404,336 $365,809 $387,148 $298,262
Royalty revenue(2)           38,252   28,713   22,116   21,619   14,955
Net revenue                 468,353  433,049  387,925  408,767  313,217
Cost of goods sold          258,457  235,255  217,221  217,046  169,976
Gross profit(3)             209,896  197,794  170,704  191,721  143,241
Selling and general
 administrative expenses(1) 157,824  152,618  145,919  130,967  102,625
Impairment of long-
 lived assets                 1,153    4,446
Operating income             50,919   40,730   24,785   60,754   40,616
Interest income, net            825    1,102    2,135    3,228    1,280
Income before provision
 for income taxes            51,744   41,832   26,920   63,982   41,896
Provision for income taxes   19,145   15,687   10,304   25,592   16,968
Net income                   32,599   26,145   16,616   38,390   24,928
Earnings per share:
Basic                         $1.66    $1.33     $.83    $1.87    $1.24
Diluted                       $1.59    $1.27     $.80    $1.75    $1.18
Weighted average shares outstanding:
Basic                        19,609   19,643   19,992   20,574   20,102
Diluted                      20,486   20,590   20,745   21,892   21,059



                             2003     2002     2001     2000     1999
Balance Sheet Data:
Working capital            $154,161 $124,103 $ 96,709 $103,768 $106,057
Cash                        111,102   91,549   68,966   74,608   71,415
Inventory                    44,851   43,724   30,753   42,361   39,553
Total assets                273,841  240,317  201,889  212,370  176,859
Total debt, including
  current maturities                     171      383      576      758
Total shareholders' equity  196,334  164,902  140,894  145,636  125,331


(1)  Includes shipping and warehousing expenses.
(2) Includes one-time payments related to the transfer of the Company's fragrance and sunglass licenses during 2003.
(3) Includes a gain of $860,000 for pricing differences discovered during the Company's rotational license audits during 2002.

Item 7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto that appear elsewhere in this Annual Report.

Overview

   Kenneth Cole Productions, Inc., designs, sources and markets a broad range of fashion footwear and handbags and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Reaction Kenneth Cole and Unlisted brand names. During 2003, the Company added the Bongo trademark brand for footwear through a license agreement. The Company's products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole.

   The Company markets its products to more than 7,500 department and specialty store locations, as well as through its Consumer Direct business, which includes an expanding base of retail and outlet stores, consumer catalogs and interactive websites, including on-line e-commerce.

   The popularity of the Kenneth Cole brand names among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements and offers through these agreements a lifestyle collection of men's product categories including tailored clothing, dress shirts, dress pants, sportswear, neckwear, briefcases, portfolios, jewelry, fragrance, belts, leather and fabric outerwear, sunglasses, optical eyewear, watches, luggage, hosiery and small leather goods. Women's product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, optical eyewear, watches, jewelry, fragrance, swimwear, and luggage. In addition, the Company licenses boys' apparel under the Reaction Kenneth Cole brand.

   The Company recorded record revenues of $468.4 million for the year ended December 31, 2003 and diluted earnings per share grew 25.2% to $1.59 from $1.27 year over year. The Company is pleased with its Kenneth Cole New York business, strong growth in its diffusion brands, upward trend in its Consumer Direct business and its continued success in a wide variety of license product classifications. The Company's Balance Sheet remains strong with $111.1 million in cash and no debt at December 31, 2003. Additionally, the Company continues to implement cost reduction strategies, resulting in a decrease in selling, general and administrative expenses as a percentage of revenue and established its quarterly cash dividend during the third quarter of 2003. The Company is pleased with the results and believes that it is well positioned, both in the near term and for many years ahead.


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

Income Taxes

   The Company is routinely under audit by federal, state, or local authorities in the areas of income taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on its annual evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures. To the extent the Company is required to pay amounts in excess of recorded income tax liabilities, the Company's effective tax rate in a given financial statement period could be materially impacted.

Litigation

   The Company is periodically involved in carious legal actions arising in the normal course of business. Management is required to assess the probability of any adverse judgements as well as the potential range of any losses. Management determines the required accruals after a careful review of the facts of each significant legal action. The Company's accruals may change in the future due to new developments in these matters.

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



Results of Operations

   The following table sets forth certain operating data of the Company as a percentage of net revenues for the periods indicated below:

                                        2003     2002     2001
Net sales                               91.8%    93.4%    94.3%
Royalty revenue                          8.2      6.6      5.7
                                       ------   ------   ------
Net revenues                           100.0    100.0    100.0
Cost of goods sold                      55.2     54.3     56.0
                                       ------   ------   ------
Gross profit                            44.8     45.7     44.0
Selling, general and administrative
expenses                                33.7     35.2     37.6
Impairment of long-lived assets          0.2      1.1
Operating income                        10.9      9.4      6.4
Income before provision for income
taxes                                   11.1      9.7      6.9
Provision for income taxes               4.1      3.7      2.6
                                       ------   ------   ------
Net income                               7.0%     6.0%     4.3%
                                       ======   ======   ======

Year  Ended December 31, 2003 Compared to Year Ended December 31,
  2002
  Net revenues increased $35.3 million, or 8.2% to $468.4 million in 2003 from $433.0 million in 2002. This increase is due to revenue increases in each of the Company's business segments:
Wholesale, Consumer Direct and Licensing/International.

   Wholesale net sales (excluding sales to the Consumer Direct business segment) increased $16.9 million or 7.1% to $253.5 million in 2003 from $236.6 million in 2002. This increase is attributable to improved sales across the Company's footwear brands: Kenneth Cole New York, Reaction Kenneth Cole and
Unlisted and the additional sales of Bongo licensed footwear, offset by a decline in the handbag business. The footwear business increased sales from improved sell-thrus, but were partially offset by the tightening of inventory levels by certain major Company customers, while the Company commenced a major initiative to reposition its handbag business. The associated distribution and merchandising have resulted in creating the current short-term sales reduction. In the longer term, however, the Company believes these initiatives will produce a stronger business and a corner stone of the brands. The Company believes its focus on improving product offerings, advertising campaigns, marketing efforts, website, catalogs and growing retail presence, combined with the marketing efforts of its licensees, will be significant factors to strengthen and define its distinct brands, Kenneth Cole New York, Reaction Kenneth Cole, Unlisted and Bongo across all product classifications, thereby increasing consumer demand for the Company's brands in the future.

   Net sales in the Company's Consumer Direct segment increased $8.5 million, or 5.1% to $175.6 million in 2003 from $167.1 million in 2002. Of the total increase, $7.5 million was attributable to new store sales in 2003 plus that portion of 2003 sales for stores not open for all of 2002, as well as an increase of $0.9 million or 0.6% in comparable store sales. The remaining increase was primarily derived from additional Internet sales. The Company believes the increase in comparable store sales was a result of its efforts to adapt its product offerings to better reflect current consumer demands, as well as a general improvement in the economic climate. In an effort to maintain, solidify, and build on the positive sales results, the Company will continue to analyze inventory, focus on products and further scrutinize consumer trends.

   Royalty revenue increased $9.5 million, or 33.2% to $38.2 million in 2003 from $28.7 million in 2002. The increase was primarily from incremental minimum royalties from the Company's existing licensees, most significantly women's apparel, new revenues from the Company's fragrance and women's jewelry licensees and payments related to the transfer of the Company's fragrance and sunglass licenses. Improved sales from men's apparel offset by decreases from accessory licensees, men's jewelry, and small leather goods, added to increased royalty revenue. The Company believes consumers look toward brands they know and feel are compatible with their lifestyles; therefore the synergies from its efforts to reinforce its brand identities through greater marketing efforts, by itself and its licensees across all product categories, will continue to strengthen and define its brands to improve name recognition allowing growth in sales both domestically and internationally through license partners.

   Consolidated gross profit as a percentage of net revenues decreased to 44.8% in 2003 from 45.7% in 2002. The decrease is primarily due to lower margins in the Company's Wholesale segment, offset by a greater portion of gross profit, as a percentage of net revenues, by the licensing/international segment. The Wholesale gross margin percentage eroded primarily as a result of poor sell-thrus from the restructuring initiatives in the handbag business and the weakened US dollar compared to the Euro, while licensing revenue, which has nominal associated cost of goods, increased as a percentage of net revenues to 8.4% for the year ended December 31, 2003 from 6.8% for the year ended December 31, 2002. The Wholesale segment, which operates at a lower gross profit level than the Consumer Direct segment, decreased its percentage of net revenue to 54.1% for the year ended December 31, 2003 from 54.6% for the year ended December 31, 2002, while the Consumer Direct segment as a percentage of net revenue decreased to 37.5% for the year ended December 31, 2003 from 38.6% for the year ended December 31, 2002. The Consumer Direct margin fell slightly compared to the year ended December 31, 2002.

  Selling, general and administrative expenses, including shipping and warehousing ("SG&A"), increased $5.2 million, or 3.4% to $157.8 million (or 33.7% of net revenues) in 2003 from $152.6 million (or 35.2% of net revenues) in 2002. The decrease as a percentage of net revenues is primarily from the economies of scale over the Company's fixed base of general and administrative costs offset by higher labor costs within all three segments. The decrease is further attributable to the continued focus on the Company's on going cost-containment program.

  The Company recorded an asset impairment charge of $1.2 million and $4.4 million for the year ended December 31, 2003 and 2002, respectively, for the Company's Lexington Avenue and Rockefeller Center stores located in New York City. This asset impairment charge equaled 0.2% of net revenues for the year end
December 31, 2003 and 1.1% of net revenues for the year end December 31, 2002, is included within operating income.

  Interest  and  other income decreased to $0.8 million  in  2003 from $1.1 million in 2002. The decrease is due to lower average short-term interest rates.

  The Company's effective tax rate decreased to 37.0% for the year ended December 31, 2003 from 37.5% in the corresponding period last year. The decrease is due to the relative level of earnings in the various state and local taxing jurisdictions to which the Company's earnings are subject.

   As a result of the foregoing, net income increased $6.5 million, or 24.7% to $32.6 million (7.0% of net revenue) including an asset impairment charge of $1.2 million for the year ended December 31, 2003 from $26.1 million (6.0% of net revenue) including an asset impairment charge of $4.4 million and a gain of $860,000 included in gross profit for the year ended December 31, 2002.

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

   Consolidated gross profit as a percentage of net revenues increased to 45.7% in 2002 from 44.0% in 2001. The increase is attributable to improvements across all three business segments:
Wholesale, Consumer Direct and Licensing/International. The primary increase is attributable to the Wholesale segment volume increase and improved gross profit percentage. The Wholesale segment, which operates at a lower gross profit level than the Consumer Direct segment, increased its percentage of net revenue to 54.6% for the year ended December 31, 2002 from 51.3% for the year ended December 31, 2001, while the Consumer Direct segment as a percentage of net revenue decreased to 38.6% for the year ended December 31, 2002 from 42.8% for the year ended December 31, 2001. Wholesale gross profit as a percentage of sales increased primarily from Reaction Kenneth Cole branded footwear and handbags from improved sell-thrus at retail and from well-managed inventories. The increase in the Consumer Direct segment gross profit was attributable to a reduction in markdowns compared with the highly competitive promotionally driven retail environment after the September 11 tragedy and a gain of $860,000 recorded in the third quarter 2002. This gain, included in gross profit, resulted from price adjustments on certain products sold to the Kenneth Cole retail stores, after conducting audits of certain licensees as part of the Company's rotational licensee audit program. Licensing revenue, which has nominal associated cost of goods, increased as a percentage of net revenues to 6.8% for the year ended December 31, 2002 from 5.9% for the year ended December 31, 2001.

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

Liquidity and Capital Resources

   The Company's cash requirements are generated primarily from working capital needs, retail expansion, enhanced technology, and other corporate activities. The Company primarily relies upon internally generated cash flows from operations to finance its operations and growth; however, it also has the ability to borrow up to $25.0 million under its line of credit facility. Cash flows may vary from time to time as a result of seasonal requirements of inventory, the timing of the delivery of merchandise to customers and the level of accounts receivable and payable balances. At December 31, 2003, working capital was $154.2 million compared to $124.1 million at December 31, 2002.

  Net cash provided by operating activities was $32.9 million in 2003 compared to $33.4 million in 2002. This increase was primarily attributable to increased earnings offset by the timing of various payables and receivables, as well as, the increase in the Company's deferred rent obligations and the reduction of amounts of long-lived impaired assets.

  Net cash used in investing activities was $9.5 million in 2003 compared to $7.3 million in 2002. Capital expenditures were approximately $9.5 million, $7.3 million and $10.6 million for 2003, 2002, 2001, respectively. Expenditures on furniture, fixtures, and leasehold improvements for new retail store openings and expansions were $4.6 million, $3.9 million and $8.6 million in 2003, 2002, and 2001, respectively. The remaining expenditures were primarily for leasehold improvements for the renovation of the Company's corporate headquarters and information system enhancements.

  Net cash used in financing activities was $3.8 million in 2003 compared to $3.5 million in 2002. This is principally attributable to the Company's payment of cash dividends of approximately $3.3 million to Class A and B Common Stock shareholders offset by stock option proceeds. Proceeds from stock-option exercised amount to $3.9 million and $1.0 million for the year ended December 31, 2003 and 2002, respectively. In addition, the Company purchased 200,000 shares of its Class A Common Stock at an average price of $22.63 purchased for the year ended December 31, 2003 compared to 200,000 shares at an average price of $22.81 for the year ended December 31, 2002. As of December 31, 2003, the Company has 4,250,000 shares authorized for repurchase with 1,361,600 shares remaining from its buyback authorization.

   The Company currently sells substantially all of its accounts receivable to two factors without recourse. In circumstances where a customer's account cannot be factored without recourse, the Company may take other measures to reduce its credit exposure, which could include requiring the customer to pay in advance, or to provide a letter of credit covering the sales price of the merchandise ordered.

    The   Company's   material  obligations   under   contractual
agreements, primarily commitments for future payments under operating lease agreements as of December 31, 2003 are summarized as follows:

                                    Payments  Due by Period
                     Total       1 year      2-3         4-5       After 5
                                or less     years       years       years
Operating Leases
 and Other
 Obligations    $203,462,000 $24,197,000 $47,077,000 $41,931,000 $90,257,000
                ------------ ----------- ----------- ----------- -----------
Total Contractual
 Obligations    $203,462,000 $24,197,000 $47,077,000 $41,931,000 $90,257,000
                ============ =========== =========== =========== ===========

  In addition, the Company will incur approximately $11.0 million in lease payments through 2014 with the execution of its' new administrative office lease signed in February 2004.

   The Company currently has a line of credit, as amended, under which up to $25.0 million is available to finance working capital requirements and letters of credit to finance the Company's inventory purchases. Borrowings available under the line of credit are determined by a specified percentage of eligible accounts receivable and inventories and bear interest at (i) the higher of The Bank of New York's prime lending rate or the Federal Funds rate plus 0.5% at the date of borrowing or (ii) a negotiated rate. In connection with the line of credit, the Company has agreed to eliminate all the outstanding borrowings under the facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain receivables of the Company. The Company had no outstanding advances during 2003 and 2002 under this line of credit, however amounts available under the line were reduced by $2.2 million open letters of credit and $2.8 million standby letters of credit to $20.0 million at December 31, 2003.

  During 2004, the Company anticipates opening or expanding approximately 7 to 11 retail and outlet stores. These new and expanded stores will require approximately $3.0 million in aggregate capital expenditures and initial inventory requirements. . The Company also anticipates that it will require increased capital expenditures to support its growth including an increase in its office space and enhancements to its information systems.

   The Company has a 15-year lease expiring in 2015 for its corporate headquarters in New York City providing approximately 119,500 square feet of office space. The Company has incurred approximately $17.0 million in capital expenditures and expects to expend another $3 million within the next year. During February 2004, the Company entered into a 10-year lease for its administrative offices located in New Jersey, for which it expects to incur $1.0 million in capital improvements during 2004.

   The Company believes that it will be able to satisfy its current expected cash requirements for 2004, including requirements for its retail expansion, corporate and administrative office build-outs, enhanced information systems and the payments of its quarterly cash dividend, primarily with cash flow from operations.

Exchange Rates

  The Company routinely enters into forward exchange contracts for its future purchases of inventory denominated in foreign currencies, primarily the Euro. At December 31, 2003, forward exchange contracts with a notional value totaling $9.5 million were outstanding with settlement dates ranging from January 2004 through March 2004. Gains and losses on forward exchange contracts that are used for hedges are accounted for on the balance sheet as inventory and an adjustment to equity, and are subsequently accounted for as part of the purchase price of the inventory upon execution of the contract. At December 31, 2003, the unrealized gain on these outstanding forward contracts is approximately $606,000, net of taxes. The Company expects to continue to routinely enter into additional foreign exchange contracts throughout the year. While the Company believes that its current procedures with respect to the reduction of risk associated with currency exchange rate fluctuations are adequate, there can be no assurance that such fluctuations will not have a material adverse effect on the results of operations of the Company in the future.

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

   At December 31, 2003, the Company had forward exchange contracts totaling with notional values $9.5 million, which resulted in an unrealized gain of approximately $606,000, net of taxes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. A two or less percentage point increase in interest rates effecting the Company's credit facility would not have had a material effect on the Company's 2003 and 2002 net income.

Item 8. Financial Statements and Supplementary Data

   See page F-1 for a listing of the consolidated financial statements submitted as part of this Annual Report.

Item  9.    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure

  None.

Item 9a.  Controls and Procedure

   The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report, have concluded that, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

   There were no significant changes in the Company's internal controls or in other factors as of the end of the period covered by this report that could significantly affect those controls subsequent to the end of the period.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

   Except for the information regarding directors and executive officers of the registrant, which is included in Part I, the information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 27, 2004 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

   The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 27, 2004 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and is incorporated herein by reference in response to this item.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management and Related Shareholder Matters

   The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 27, 2004 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

   The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 27, 2004 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and is incorporated herein by reference in response to this item.

Item 14.  Principal Accountant Fees and Services

   The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 27, 2004 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and is incorporated herein by reference in response to this item.

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

(a) (3) The following exhibits are included in this report:

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


10.03-Line  of  Credit Letter, dated January 13, 1994,  from  The
     Bank of New York to Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc.; $7,500,000 Promissory Note, dated February 1, 1994 by Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc. issued to The Bank of New York; Letter Agreement, dated December 16, 1993, between The Bank of New York and Kenneth Cole Productions, Inc., Unlisted, Inc., Kenneth Cole Leather Goods, Inc., Cole Productions, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc.,
     Cole Woodbury, Inc., Cole Sunset, Inc. and Cole Fifth Avenue, Inc.; General Guarantees, dated December 16, 1993, in favor of The Bank of New York by Kenneth Cole Leather Goods, Inc. for Unlisted, Inc., by Kenneth Cole Leather
     Goods,   Inc.  for  Kenneth  Cole  Productions,   Inc.,   by
     Unlisted,  Inc.  for  Kenneth  Cole  Productions,  Inc.,  by
     Unlisted, Inc. for Kenneth Cole Leather Goods, Inc., by Kenneth Cole Productions, Inc. for Kenneth Cole Leather Goods, Inc., and by Kenneth Cole Productions, Inc. for Unlisted, Inc.; General Loan and Security Agreements, dated December 16, 1993, between The Bank of New York and each of Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc.; and Personal Guarantees of Mr.
     Kenneth D. Cole, dated December 16, 1993, in favor of The Bank of New York for Kenneth Cole Productions, Inc.,
     Unlisted,   Inc.  and  Kenneth  Cole  Leather  Goods,   Inc.
     (Incorporated  by  reference  to  Exhibit   10.03   to   the
     Company's  Registration Statement on Form S-1,  Registration
     No. 33-77636).
                Line  of  Credit Letter, dated December  9,  1994
     from The Bank of New York to Kenneth Cole Productions, Inc.; $7,500 Promissory Note, dated December 15, 1994 by Kenneth Cole Productions, Inc. issued to The Bank of New
     York;  Letter of Termination of Personal Guarantees  of  Mr.
     Kenneth D. Cole, dated December 8, 1994, in favor of The Bank of New York for Kenneth Cole Productions, Inc.,
     Unlisted,   Inc.  and  Kenneth  Cole  Leather  Goods,   Inc.
     (Incorporated  by  reference  to  Exhibit   10.03   to   the
     Company's 1994 Form 10-K).
10.03A     -$10,000  Promissory  Note, dated  July  31,  1995  by
     Kenneth  Cole Productions, Inc. issued to The  Bank  of  New
     York.   (Previously   filed  as  Exhibit   10.03A   to   the
     Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
*10.04     -Kenneth  Cole  Productions, Inc.  1994  Stock  Option
     Plan. (Incorporated by reference to Exhibit 10.04 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
*10.05     -Employment  Agreement, dated as of  April  30,  1994,
     between Kenneth Cole Productions, Inc. and Kenneth D.  Cole.
     (Incorporated  by  reference  to  Exhibit   10.05   to   the
     Company's  Registration Statement on Form S-1,  Registration
     No. 33-77636).
*10.06     -Employment  Agreement, dated as of  April  30,  1994,
     between  Kenneth  Cole  Productions,  Inc.  and  Paul  Blum.
     (Incorporated  by  reference  to  Exhibit   10.06   to   the
     Company's  Registration Statement on Form S-1,  Registration
     No. 33-77636).
           *10.07 -Employment Agreement, dated as of April 30, 1994, between Kenneth Cole Productions, Inc. and Stanley A. Mayer; Stock Option Agreement dated as of March 31, 1994 between Kenneth Cole Productions, Inc. and Stanley A. Mayer. (Incorporated by reference to Exhibit 10.07 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
                Stock Option Agreement dated as of June 1,  1994,
     between Kenneth Cole Productions, Inc. and Stanley A. Mayer; Stock Option Agreement dated as of July 7, 1994, between Kenneth Cole Productions, Inc. and Stanley A. Mayer
     (Incorporated  by  reference  to  Exhibit   10.07   to   the
     Company's 1994 Form 10-K).
     10.08 -Collective Bargaining Agreement by and between the New York Industrial Council of the National Fashion Accessories Association, Inc. and Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, dated as of April 25, 1987; Memorandum of Agreement by and between the
     New   York  Industrial  Council  of  the  National   Fashion
     Accessories Association, Inc. and Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union,
     dated  as  of  June 16, 1993. (Incorporated by reference  to
     Exhibit 10.08 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
10.09-Memorandum  of  Agreement between the New  York  Industrial
     Council of the National Fashion Accessories Association Inc. and Local 1 Leather Goods, Plastics, Handbags, and Novelty Workers Union, Division of Local 342-50 United Food and Commercial Workers Union (Previously filed as Exhibit
     10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).
*10.10           Employment   Agreement  between   Kenneth   Cole
     Productions,  Inc.,  and  Paul Blum.  (Previously  filed  as
     Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).
10.11      Sublease  Agreement,  dated  June  17,  1996,  between
     Kenneth   Cole   Productions,   Inc.   and   Liz   Claiborne
     Accessories,  Inc.  (Incorporated by  reference  to  Exhibit
     10.11 to the Company's 1996 Form 10-K).
*10.12          Amended  and  Restated Kenneth Cole  Productions,
     Inc.  1994 Stock Option Plan (Previously filed as an Exhibit to the Registrant's Proxy Statement filed on April 22, 1997 and incorporated herein by reference).
*10.13           Employment   Agreement  between   Kenneth   Cole
     Productions, Inc. and Susan Hudson (Previously filed as an Exhibit to the Company's 1997 Form 10-K).
10.14 Lease Agreement, dated December 17, 1998, between Kenneth Cole Productions, Inc. and SAAR Company, LLC. (Previously filed as Exhibit 10.14 to the Registrants Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference).
10.15         Common Stock Purchase Agreement, dated July 20,
    1999, between Liz Claiborne, Inc. and Kenneth Cole Productions, Inc. (Previously filed as Exhibit 10.01 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
10.16          Registration Rights Agreement, dated July 20,
    1999, between Liz Claiborne, Inc. and Kenneth Cole Productions, Inc. (Previously filed as Exhibit 10.02 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
10.17 License Agreement, dated July 20, 1999, by and between L.C.K.L., LLC and K.C.P.L., Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment and been filed separately with the Securities and Exchange Commission. Such portions are designated by a "*". (Previously filed as Exhibit 10.03 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30,
    1999).
10.18 Amended and Restated Employment Agreement, dated as of September 1, 2000, between Kenneth Cole Productions, Inc. and Paul Blum (Previously filed as Exhibit 10.10 to the
     Registrant's   Quarterly  Report  on  Form  10-Q   for   the
     quarterly  period  ended  June  30,  1996  and  incorporated herein by reference).
 10.19 Kenneth Cole Productions, Inc. Employee Stock Purchase Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 Registration No. 33-31868, filed on March 7, 2000.)
+    21.01         List of Subsidiaries
+23.01        Consent of Independent Auditors
+31.1         Certification:   Pursuant to  Section  302  of  the
     Sarbanes-Oxley Act of 2002 - Chief Executive Officer
+31.2           Certification:  Pursuant to Section  302  of  the
     Sarbanes-Oxley Act of 2002 - Chief Financial Officer
+32.1        Certification:  Pursuant to 18 U.S.C. Section  1350,
     as adopted pursuant to Section 906 of the Sarbanes-
     Oxley Act of 2002- Chief Executive Officer

+32.2        Certification:  Pursuant to 18 U.S.C. Section  1350,
     as adopted pursuant to Section 906 of the Sarbanes-
     Oxley Act of 2002- Chief Financial Officer
____________________________
*           Management   contract   or   compensatory   plan   or
     arrangement  required  to  be identified  pursuant  to  Item
     14(a) of this report.
+         Filed herewith.

(b)  Reports on Form 8-K

(1)  Form 8-K dated July 30, 2003

     Item 5. Results of Operations and Financial Condition
     Furnishing   the  press  release  announcing  Kenneth   Cole
     Productions, Inc.'s financial results for the quarter  ended
     June 30, 2003.

(2)  Form 8-K dated October 29, 2003

     Item 5. Results of Operations and Financial Condition Furnishing the press release announcing Kenneth Cole Productions, Inc.'s financial results for the quarter ended September 30, 2003.
(3)       Form 8-K dated February 26, 2004
     Item 12. Results of Operations and Financial Condition Furnishing the press release announcing Kenneth Cole
     Productions, Inc.'s financial results for the quarter ended December 31, 2003.

(c) See (a) (3) above for a listing of the exhibits included as a part of this report.

         Kenneth Cole Productions, Inc. and Subsidiaries

           Index to Consolidated Financial Statements




                                                               Page

Report of Independent Auditors                                  F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002    F-3

Consolidated Statements of Income for the years ended
 December 31, 2003, 2002 and 2001                               F-5

Consolidated Statements of Changes in Shareholders' Equity
 for the years ended December 31, 2003, 2002 and 2001           F-6

Consolidated Statements of Cash Flows for the years ended
 December 31, 2003, 2002 and 2001                               F-7

Notes to Consolidated Financial Statements                      F-8

                 Report of Independent Auditors


Board of Directors and Shareholders
Kenneth Cole Productions, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kenneth Cole Productions, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


New York, New York
February 20, 2004

         Kenneth Cole Productions, Inc. and Subsidiaries

                   Consolidated Balance Sheets
                                                        December 31,
                                                    2003            2002
Assets
Current assets:
Cash and cash equivalents                       $111,102,000    $ 91,549,000
Due from factors                                  31,487,000      30,886,000
Accounts receivable, less allowance for doubtful
  accounts of $475,000 in 2003 and 2002           11,254,000       7,884,000
Inventories                                       44,851,000      43,724,000
Prepaid expenses and other current assets          1,343,000       1,074,000
Deferred taxes, net                                2,063,000       2,900,000
                                                ------------    ------------
Total current assets                             202,100,000     178,017,000

Property and equipment-at cost, less accumulated
  depreciation and amortization                   36,755,000      36,002,000

Other assets:
Deferred taxes, net                                8,989,000       7,753,000
Deposits and sundry                                7,614,000       6,490,000
Deferred compensation plans assets                18,383,000      12,055,000
                                                ------------    ------------
Total other assets                                34,986,000      26,298,000
                                                ------------    ------------
Total assets                                    $273,841,000    $240,317,000
                                                ============    ============


  See accompanying notes to consolidated financial statements.

         Kenneth Cole Productions, Inc. and Subsidiaries

             Consolidated Balance Sheets (continued)
                                                        December 31,
                                                    2003            2002
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                                $ 33,847,000    $ 33,634,000
Accrued expenses and other current liabilities    11,153,000      14,040,000
Income taxes payable                               2,939,000       6,240,000
                                                ------------    ------------
Total current liabilities                         47,939,000      53,914,000

Accrued rent and other long term liabilities      11,185,000       9,446,000
Deferred compensation plans liabilities           18,383,000      12,055,000

Commitments and contingencies

Shareholders' equity:
Series A Convertible Preferred Stock,
 par value $1.00, 1,000,000 shares
 authorized, none outstanding
Class A Common Stock, par value $.01,
 20,000,000 shares authorized, 14,534,791
 and 13,921,817 issued in 2003 and 2002              145,000         139,000
Class B Convertible Common Stock, par value
 $.01, 9,000,000 shares authorized, 8,168,497
 and 8,360,497 outstanding in 2003 and 2002           82,000          84,000
Additional paid-in capital                        69,992,000      63,476,000
Accumulated other comprehensive income               751,000         654,000
Retained Earnings                                191,585,000     162,244,000
                                                ------------    ------------
                                                 262,555,000     226,597,000

Class A Common Stock in treasury, at cost,
 2,888,400 and 2,688,400 shares in 2003 and 2002 (66,221,000)    (61,695,000)
                                                ------------    ------------
Total shareholders' equity                       196,334,000     164,902,000
                                                ------------    ------------
Total liabilities and shareholders' equity      $273,841,000    $240,317,000
                                                ============    ============

  See accompanying notes to consolidated financial statements.

         Kenneth Cole Productions, Inc. and Subsidiaries

                  Consolidated Statements of Income


                                          Year ended December 31,
                                      2003         2002          2001
Net sales                        $430,101,000  $404,336,000  $365,809,000
Royalty revenue                    38,252,000    28,713,000    22,116,000
                                 ------------  ------------  ------------
Net revenue                       468,353,000   433,049,000   387,925,000
Cost of goods sold                258,457,000   235,255,000   217,221,000
                                 ------------  ------------  ------------
Gross profit                      209,896,000   197,794,000   170,704,000

Selling, general, and
administrative expenses           157,824,000   152,618,000   145,919,000
Impairment of long-lived assets     1,153,000     4,446,000
                                 ------------  ------------  ------------
Operating income                   50,919,000    40,730,000    24,785,000
Interest and other income, net        825,000     1,102,000     2,135,000
                                 ------------  ------------  ------------
Income before provision for
income taxes                       51,744,000    41,832,000    26,920,000
Provision for income taxes         19,145,000    15,687,000    10,304,000
                                 ------------  ------------  ------------
Net income                       $ 32,599,000  $ 26,145,000  $ 16,616,000
                                 ============  ============  ============

Earnings per share:
     Basic                              $1.66         $1.33          $.83
     Diluted                            $1.59         $1.27          $.80

Shares used to compute earnings per share:
     Basic                         19,609,000    19,643,000    19,992,000
     Diluted                       20,486,000    20,590,000    20,745,000


  See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
<CAPTIONS>
                                       Class A              Class B
                                     Common Stock         Common Stock
                                  Number                Number
                                 of Shares    Amount   of Shares   Amount
Balance at 12/31/00             13,479,088   $135,000  8,588,097   $86,000

Translation adjustment
 Forward contracts, net of
  taxes $696,000
Net Income, net of
  taxes $10,304,000
Translation adjustment,
 Foreign currency, net of
  taxes $(12,000)
 Forward contracts, net of
  taxes $(665,000)

Comprehensive income

Exercise of stock options
 Related tax benefit $232,000       37,422
Issuance of Class A Stock
 for ESPP                           20,074
Purchase of Class A Stock
Conversion of Class B to
 Class A shares common stock        90,000      1,000    (90,000)   (1,000)
                               --------------------------------------------
Balance at 12/31/01             13,626,584    136,000  8,498,097    85,000

Net Income, net of
  taxes $15,687,000
Translation adjustment,
 Foreign currency, net of
  taxes $(73,000)
 Forward contracts, net of
  taxes $205,000

Comprehensive income

Exercise of stock options
 Related tax benefit $974,000      142,952      2,000
Issuance of Class A Stock
 for ESPP                           14,681
Purchase of Class A Stock
Conversion of Class B to
 Class A shares common stock       137,600      1,000   (137,600)   (1,000)
                               --------------------------------------------
Balance at 12/31/02             13,921,817    139,000  8,360,497    84,000

Net Income, net of
  taxes $19,145,000
Translation adjustment,
 Foreign currency, net of
  taxes $(69,000)
 Forward contracts, net of
  taxes $126,000

Comprehensive income

Exercise of stock options
 Related tax benefit $2,370,000    408,368      4,000
Issuance of Class A Stock
 for ESPP                           12,606
Dividends paid on common stock
Purchase of Class A Stock
Conversion of Class B to
 Class A shares common stock       192,000      2,000   (192,000)   (2,000)
                               --------------------------------------------
Balance at 12/31/03             14,534,791   $145,000  8,168,497   $82,000
                               ============================================

                                                Accumulated
                                  Additional       Other
                                   Paid-In     Comprehensive     Retained
                                   Capital         Income        Earnings
Balance at 12/31/00              $60,300,000    $   403,000    $119,483,000

Translation adjustment
 Forward contracts, net of
  taxes $696,000                                  1,122,000
Net Income, net of
  taxes $10,304,000                                              16,616,000
Translation adjustment,
 Foreign currency, net of
  taxes $(12,000)                                   (19,000)
 Forward contracts, net of
  taxes $(665,000)                               (1,072,000)

Comprehensive income

Exercise of stock options
 Related tax benefit $232,000        619,000
Issuance of Class A Stock
 for ESPP                            354,000
Purchase of Class A Stock
Conversion of Class B to
 Class A shares common stock
                               ---------------------------------------------
Balance at 12/31/01               61,273,000        434,000     136,099,000

Net Income, net of
  taxes $15,687,000                                              26,145,000
Translation adjustment,
 Foreign currency, net of
  taxes $(73,000)                                  (121,000)
 Forward contracts, net of
  taxes $205,000                                    341,000

Comprehensive income

Exercise of stock options
 Related tax benefit $974,000      1,994,000
Issuance of Class A Stock
 for ESPP                            209,000
Purchase of Class A Stock
Conversion of Class B to
 Class A shares common stock
                               ---------------------------------------------
Balance at 12/31/02               63,476,000        654,000     162,244,000

Net Income, net of
  taxes $19,145,000                                              32,599,000
Translation adjustment,
 Foreign currency, net of
  taxes $(69,000)                                  (118,000)
 Forward contracts, net of
  taxes $126,000                                    215,000

Comprehensive income

Exercise of stock options
 Related tax benefit $2,370,000    6,304,000
Issuance of Class A Stock
 for ESPP                            212,000
Dividends paid on common stock                                   (3,258,000)
Purchase of Class A Stock
Conversion of Class B to
 Class A shares common stock
                               ---------------------------------------------
Balance at 12/31/03              $69,992,000    $   751,000    $191,585,000
                               =============================================

                                       Treasury Stock
                                    Number
                                  of shares       Amount          Total
Balance at 12/31/00              (1,506,700)   $(34,771,000)   $145,636,000

Translation adjustment
 Forward contracts, net of
  taxes $696,000                                                  1,122,000
Net Income, net of
  taxes $10,304,000                                              16,616,000
Translation adjustment,
 Foreign currency, net of
  taxes $(12,000)                                                   (19,000)
 Forward contracts, net of
  taxes $(665,000)                                               (1,072,000)
                                                               -------------
Comprehensive income                                             16,647,000

Exercise of stock options
 Related tax benefit $232,000                                       619,000
Issuance of Class A Stock
 for ESPP                                                           354,000
Purchase of Class A Stock          (981,700)    (22,362,000)    (22,362,000)
Conversion of Class B to
 Class A shares common stock
                               ---------------------------------------------
Balance at 12/31/01              (2,488,400)    (57,133,000)    140,894,000

Net Income, net of
  taxes $15,687,000                                              26,145,000
Translation adjustment,
 Foreign currency, net of
  taxes $(73,000)                                                  (121,000)
 Forward contracts, net of
  taxes $205,000                                                    341,000
                                                               -------------
Comprehensive income                                             26,365,000

Exercise of stock options
 Related tax benefit $974,000                                     1,996,000
Issuance of Class A Stock
 for ESPP                                                           209,000
Purchase of Class A Stock          (200,000)     (4,562,000)     (4,562,000)
Conversion of Class B to
 Class A shares common stock
                               ---------------------------------------------
Balance at 12/31/02              (2,688,400)    (61,695,000)    164,902,000

Net Income, net of
  taxes $19,145,000                                              32,599,000
Translation adjustment,
 Foreign currency, net of
  taxes $(69,000)                                                  (118,000)
 Forward contracts, net of
  taxes $126,000                                                    215,000
                                                               -------------
Comprehensive income                                             32,696,000

Exercise of stock options
 Related tax benefit $2,370,000                                   6,308,000
Issuance of Class A Stock
 for ESPP                                                           212,000
Dividends paid on common stock                                   (3,258,000)
Purchase of Class A Stock          (200,000)     (4,526,000)     (4,526,000)
Conversion of Class B to
 Class A shares common stock
                               ---------------------------------------------
Balance at 12/31/03              (2,888,400)   $(66,221,000)   $196,334,000
                               =============================================

          See accompanying notes to consolidated financial statements.

            Kenneth Cole Productions, Inc. and Subsidiaries
                 Consolidated Statements of Cash Flows

                                           2003          2002         2001
Cash flows from operating
activities
Net income                             $ 32,599,000 $ 26,145,000 $ 16,616,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization            7,604,000    7,307,000    8,313,000
 Impairment of long-lived assets          1,153,000    4,446,000
 Unrealized (gain) loss on deferred
  compensation plans                     (2,543,000)   1,526,000      519,000
 Realized/Unrealized gain on
  marketable securities                                              (133,000)
 Provision for doubtful accounts            262,000      244,000      808,000
 Benefit for deferred taxes                (399,000)  (3,170,000)  (2,799,000)
 Tax benefit from stock options           2,370,000      974,000      232,000
 Changes in operating assets and liabilities:
  Increase in due from factors             (601,000)  (2,597,000)  (2,223,000)
  (Increase) decrease in accounts
    receivable                           (3,632,000)  (1,397,000)   1,578,000
  (Increase) decrease in inventories       (912,000) (12,630,000)  11,658,000
  (Increase) decrease in prepaid expenses
   and other current assets                (269,000)    (201,000)     383,000
  Increase in other assets and deferred
   compensation assets                   (4,909,000)  (1,764,000)  (4,241,000)
  (Decrease) increase in income
    taxes payable                        (3,301,000)   3,991,000     (964,000)
  Increase (decrease) in accounts payable   213,000    7,702,000   (8,756,000)
  (Decrease) increase in accrued expenses
   and other current liabilities         (2,812,000)     484,000   (1,245,000)
  Increase in other non-current
   liabilities                            8,067,000    2,345,000    5,419,000
                                       ------------ ------------ ------------
Net cash provided by operating
  activities                             32,890,000   33,405,000   25,165,000

Cash flows from investing activities
Acquisition of property and
  equipment, net                         (9,510,000)  (7,268,000) (10,598,000)
Proceeds from sale and purchase of
  marketable securities                                             1,624,000
                                       ------------ ------------ ------------
Net cash used in investing activities    (9,510,000)  (7,268,000)  (8,974,000)

Cash flows from financing activities
Proceeds from exercise of stock options   3,938,000    1,022,000      387,000
Proceeds from issuance of stock
 from employee purchase plan                212,000      209,000      354,000
Principal payments of capital
 lease obligations                         (171,000)    (212,000)    (193,000)
Dividends paid to shareholders           (3,258,000)
Purchase of treasury stock               (4,526,000)  (4,562,000) (22,362,000)
                                       ------------ ------------ ------------
Net cash used in financing activities    (3,805,000)  (3,543,000) (21,814,000)
Effect of exchange rate changes on cash     (22,000)     (11,000)     (19,000)
                                       ------------ ------------ ------------
Net increase (decrease) in cash
  and cash equivalents                   19,553,000   22,583,000   (5,642,000)
Cash and cash equivalents,
   beginning of year                     91,549,000   68,966,000   74,608,000
                                       ------------ ------------ ------------
Cash and cash equivalents, end of year $111,102,000 $ 91,549,000 $ 68,966,000
                                       ============ ============ ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest                               $     40,000 $     35,000 $     50,000
Income taxes                           $ 20,583,000 $ 14,757,000 $ 13,467,000

     See accompanying notes to consolidated financial statements.

         Kenneth Cole Productions, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements

                        December 31, 2003


Note A  - Summary of Significant Accounting Policies

1.  Description of business

   Kenneth Cole Productions, Inc. and its subsidiaries (the "Company") designs, sources and markets a broad range of quality footwear and handbags, and through license agreements, designs and markets men's, women's and children's apparel and accessories under its Kenneth Cole New York, Reaction Kenneth Cole and Unlisted brands for the fashion conscious consumer. During 2003, the Company added the Bongo trademark for footwear through a license agreement. The Company markets its products for sale to more than 7,500 department stores and specialty store locations in the United States and in several foreign countries, through its retail and outlet store base, and its interactive website. The Company also distributes consumer catalogs that feature a variety of Kenneth Cole New York and Reaction Kenneth Cole branded products.

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

   The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as measured by comparing the undiscounted future cash flows to the asset's net book value. Impaired assets are recorded at the lesser of their carrying value or fair value (See Note D).

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

9. Advertising costs

   The Company incurred advertising costs, including certain in-house marketing expenses of $16.8 million, $18.1 million and $16.7 million for 2003, 2002 and 2001, respectively. The Company records advertising expense concurrent with the first time the advertising takes place.

10.  Stock-based compensation

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

                                           Year Ended December 31,
                                     2003           2002           2001
    Net Income, as reported     $ 32,599,000   $ 26,145,000   $ 16,616,000

    Deduct:  Stock-based employee
    compensation expense determined
    under fair  value  method,  net
    of related  tax effects        2,855,000      2,506,000      2,485,000
                                ------------   ------------   ------------
    Pro forma net income        $ 29,744,000   $ 23,639,000   $ 14,131,000

    Earnings per share:
    Basic - as reported         $       1.66   $       1.33   $        .83
    Basic - pro forma           $       1.52   $       1.20   $        .71

    Diluted - as reported       $       1.59   $       1.27   $        .80
    Diluted - pro forma         $       1.45   $       1.15   $        .68


   The effects of applying SFAS 123 on this pro forma disclosure may not be indicative of future results. SFAS 123 does not apply to grants prior to 1995, and additional awards in future years may or may not be granted.

11.  Derivative instruments and hedging activities

      The Company uses derivative financial instruments to manage its risk associated with movements in the Euro exchange rates through forward exchange contracts to purchase inventory. The Company recognizes all derivatives in inventory on the face of the balance sheet. Those derivatives that are not hedges are adjusted to fair value through earnings. Hedged derivatives, depending on their nature, are adjusted to inventory through an offset to earnings or recognized in accumulated other comprehensive income until the hedged inventory commitment is recognized in earnings through the settlement of the Euro contract to complete the purchase of the inventory and the Company's ultimate sale of that inventory (See Note G).

12.  Shipping costs

 In accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees," the Company has included in sales amounts billed to customers for shipping costs. The related cost incurred by the Company has been included in the cost of goods line item on the face of the income statement.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003, which had no effect on its consolidated results of operations or financial position.


13.  Reclassifications

      Certain amounts included in the 2002 and 2001 financial statements have been reclassified to conform to the year-end 2003 presentation.

      Note  B    - Due from Factors, Line of Credit Facility  and
Accounts Receivable

   The Company sells substantially all of its accounts receivable to its factors, without recourse, subject to credit limitations established by the factor for each individual account. Certain accounts receivable in excess of established limits are factored with recourse. Included in amounts due from factor at December 31, 2003 and 2002 is accounts receivable subject to recourse totaling approximately $494,000 and $286,000, respectively. The agreements with the factors provide for payment of a service fee on receivables sold.

   At December 31, 2003 and 2002, the balance due from factor, which includes chargebacks, is net of allowances for returns, discounts, and other deductions of approximately $9,425,000 and $9,400,000, respectively. The allowances are provided for known chargebacks reserved for, but not written off the Company's financial records and for potential future customer deductions based on management's estimates.

   The Company has entered into a Line of Credit Facility (the "Facility") that, as amended, allows for uncommitted borrowings, letters of credit and banker's acceptances subject to individual maximums and in the aggregate, an amount not to exceed the lesser of $25,000,000 or a "Borrowing Base." The Borrowing Base is calculated on a specified percentage of eligible amounts due under factoring arrangements, eligible non-factored accounts receivable, and eligible inventory. Borrowings under the revolving loan portion of the Facility ("Advances") are due on demand. The Company may pay down and re-borrow at will under the Facility. Advances bear interest at the Alternate Base Rate (defined as the higher of the Prime Rate or the Federal Funds in effect at borrowing date plus 1/2 of 1%) or the Note Rate (which will be agreed upon between the lender and the Company). There were no outstanding advances under this agreement at December 31, 2003, 2002 and 2001. Amounts available under the Facility at December 31, 2003 were reduced by $2,779,000 of standby letters of credit and $2,237,000 in open letters of credit to $19,984,000.
In connection with the line of credit, the Company has agreed to eliminate all the outstanding advances under the Facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain assets of the Company.

   In the ordinary course of business, the Company has accounts receivable that are non-factored and are at the Company's risk. At December 31, 2003 and 2002, the accounts receivable balance includes allowance for doubtful accounts and consumer direct sales returns of approximately $ 1,260,000 and $ 1,275,000. The allowance for doubtful accounts is provided for estimated losses resulting from the inability of its customers to make required payments. These customers include non-factored accounts and credit card receivables from third party service providers. The allowances provided for sales returns are for potential future retail customer merchandise returns based on management's estimates.

  Note C  - Property and Equipment

    Property and equipment consist of the following:

                                                      December 31,
                                                   2003         2002
Property and equipment-at cost:
Furniture and fixtures                          $21,488,000 $19,015,000
Machinery and equipment                          13,766,000  11,894,000
Leasehold improvements                           42,815,000  38,430,000
Leased equipment under capital lease                967,000     967,000
                                                ----------- -----------
                                                 79,036,000  70,306,000
Less accumulated depreciation and amortization   42,281,000  34,304,000
                                                ----------- -----------
Net property and equipment                      $36,755,000 $36,002,000
                                                =========== ===========

Note D - Impairment of Long-Lived Assets

       Based upon current performance and the anticipated future outlook of one of the Company's retail stores, the Company recorded a non-cash asset impairment charge of $1,153,000 during the quarter ended December 2003. The Company's management reviewed the store's estimated undiscounted future cash flows and determined that the store's current value was not in excess of expected cash flows and therefore a write-down to current value was required. The write-down of $1,153,000 of the store's leasehold improvements and furniture and fixtures to current value was separately disclosed on the face of the consolidated statement of income. The Company reviewed, recorded, and accounted for a similar write-down of assets of approximately $4,446,000 to its Rockefeller Center Flagship store located in New York City during the 3 months ended September 30, 2002.



Note E  - Accrued Expenses and Other Liabilities

   Accrued expenses and other current liabilities consist of the following:

                                              December 31,
                                           2003          2002
Rent                                   $   485,000  $   487,000
Compensation                             4,964,000    7,061,000
Customer credits                         1,933,000    1,825,000
Deferred licensing income                2,795,000    2,299,000
Other                                      976,000    2,368,000
                                       -----------  -----------
                                       $11,153,000  $14,040,000
                                       ===========  ===========

Note F  - Segment Reporting

  Kenneth  Cole Productions, Inc. has three reportable  segments:
Wholesale, Consumer Direct, and Licensing/International. The Wholesale segment designs and sources a broad range of fashion footwear, handbags and accessories and markets its products for sale to more than 7,500 department and specialty store locations and to the Company's Consumer Direct segment. The Consumer Direct segment markets a broad selection of the Company's branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, catalogs, and e-commerce (at website addresses www.kennethcole.com and www.reactiononline.com). The Licensing/International segment, through third party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in approximately 30 apparel and accessories categories for both men and women. The Company maintains control over quality, image and distribution of the licensees. This segment primarily consists of royalties earned on licensee sales to third parties of the Company's branded products and royalties earned on the purchase and sale to foreign retailers or to consumers in foreign countries.

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

         Kenneth Cole Productions, Inc. and Subsidiaries
     Notes to Consolidated Financial Statements (continued)

Note F  - Segment Reporting (continued)

Financial information of the Company's reportable segments is as follows:

                                        Consumer  Licensing/
                              Wholesale  Direct  International   Totals
Year Ended December 31, 2003
Revenues                      $253,519  $175,577    $39,257     $468,353
Intersegment revenues           32,671                            32,671
Interest income, net               825                               825
Depreciation and
  amortization expense           2,696     4,893         15        7,604
Impairment of long-lived
  Assets                                   1,153                   1,153
Segment income (1) (3)          31,053     6,843     31,147       69,043
Segment assets                 217,806    48,454      9,719      275,979
Expenditures for long-
  lived assets                   4,854     4,584         72        9,510

Year Ended December 31, 2002
Revenues                      $236,615  $167,096    $29,338     $433,049
Intersegment revenues           30,525                            30,525
Interest income, net             1,102                             1,102
Depreciation and
  amortization expense           2,307     4,985         15        7,307
Impairment of long-lived
  assets                                   4,446                   4,446
Segment income (1)(2)           30,713     5,430     21,663       57,806
Segment assets                 188,807    49,017      4,459      242,283
Expenditures for long-
  lived assets                   3,389     3,853         26        7,268

Year Ended December 31, 2001
Revenues                      $198,958  $165,950    $23,017     $387,925
Intersegment revenues           31,470                            31,470
Interest income, net             2,135                             2,135
Depreciation and
  amortization expense           2,958     5,165          8        8,131
Segment income (1)              22,478     4,352     16,270       43,100
Segment assets                 147,834    52,374      3,394      203,602
Expenditures for long-
  lived assets                   2,002     8,592          4       10,598

  (1) Before elimination of intersegment profit, unallocated corporate overhead and provision for income taxes
(2) Segment income for the Consumer Direct segment includes a gain of $860,000 from price adjustments on certain products sold to Kenneth Cole retail stores, discovered during rotational licensee audits.
(3) Segment income for the Licensing/International segment includes one-time payments for the transfer of the Company's fragrance and sunglass license


The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows:

                                            2003       2002       2001
Revenues
Revenues for reportable segments         $468,353   $433,049   $387,925
Intersegment revenues for reportable
   segments                                32,671     30,525     31,470
Elimination of intersegment revenues      (32,671)   (30,525)   (31,470)
                                         --------   --------   --------
Total consolidated revenues              $468,353   $433,049   $387,925
                                         ========   ========   ========
Income
Total profit for reportable segments     $ 69,043   $ 57,806   $ 43,100
Elimination of intersegment profit         (8,524)    (7,615)    (7,863)
Unallocated corporate overhead             (8,775)    (8,359)    (8,317)
                                         --------   --------   --------
Total income before provision
   for income taxes                      $ 51,744   $ 41,832   $ 26,920
                                         ========   ========   ========

Assets
Total assets for reportable segments     $275,979   $242,283   $203,602
Elimination of inventory profit in
   consolidation                           (2,138)    (1,966)    (1,713)
                                         --------   --------   --------
Total consolidated assets                $273,841   $240,317   $201,889
                                         ========   ========   ========

      Revenues from international customers are less than two percent of the Company's consolidated revenues.

Note  G   - Foreign Currency Transactions, Derivative Instruments
and Hedging Activities

        The Company, in the normal course of business, routinely enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currencies. These forward exchange contracts are used to hedge against the Company's exposure to changes in foreign exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation. The Company has therefore classified these contracts as cash flow hedges. The Company had forward exchange contracts of $9,500,000, $7,750,000 and $8,000,000 at December 31, 2003, 2002
and 2001, respectively. At December 31, 2003, forward exchange contracts have maturity dates through March 2004.

       The  Company  recorded  a transition  adjustment  gain  of approximately $1,122,000 in other comprehensive income to recognize at fair value the derivatives that were designated as cash flow hedging instruments upon adoption of SFAS 133 on January 1, 2001. All components of the contracts are included in the measurement of the related hedge effectiveness. The critical terms of the foreign exchange contracts are the same as the underlying forecasted transactions, therefore changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during 2003 and 2002. At December 31, 2003, the Company's notional $9,500,000 in forward exchange contracts resulted in an unrealized gain of approximately $606,000, net of taxes, which was included as an addition to other comprehensive income in the statement of changes in shareholders' equity and an increase to inventory, the underlying exposure on the balance sheet. The Company expects to reclassify all of the unrealized gain from other comprehensive income into earnings within the next three month period due to the actual executions of foreign exchange contracts to purchase merchandise and the Company's ultimate sale of that merchandise.

Note H   - Income Taxes

  Significant items comprising the Company's deferred tax assets and liabilities are as follows:

                                                December   31,
                                            2003          2002
Deferred tax assets:
  Inventory allowances and capitalization $ 1,352,000  $   932,000
  Allowance for doubtful accounts and
     sales allowances                         696,000    1,569,000
     Deferred rent                          3,771,000    3,223,000
     Deferred compensation                  7,244,000    5,671,000
     Asset impairment                       1,966,000    1,668,000
     Other                                     38,000      356,000
                                          -----------  -----------
                                           15,067,000   13,419,000
Deferred tax liabilities:
     Depreciation                          (2,068,000)  (1,459,000)
     Undistributed foreign earnings        (1,947,000)  (1,307,000)
                                          -----------  -----------
                                           (4,015,000)  (2,766,000)
                                          -----------  -----------
Net deferred tax assets                   $11,052,000  $10,653,000
                                          ===========  ===========

   The provision (benefit) for income taxes consists of the following:

                                         December 31,
                                   2003        2002         2001
Current:
  Federal                     $16,816,000  $16,850,000  $12,172,000
  State and local               2,587,000    1,900,000    1,000,000
  Foreign                         141,000      107,000      117,000
                              -----------  -----------  -----------
                               19,544,000   18,857,000   13,289,000
Deferred:
  Federal                        (368,000)  (2,999,000)  (2,750,000)
  State and local                 (31,000)    (171,000)    (235,000)
                              -----------  -----------  -----------
                                 (399,000)  (3,170,000)  (2,985,000)
                              -----------  -----------  -----------
                              $19,145,000  $15,687,000  $10,304,000
                              ===========  ===========  ===========

   The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for 2003, 2002 and 2001 is as follows:

                                          2003    2002    2001
Federal income tax at statutory rate      35.0%   35.0%   35.0%
State  and local taxes, net  of
  federal tax benefit                      2.0%    2.5%    3.3%
                                          -----   -----   -----
                                          37.0%   37.5%   38.3%
                                          =====   =====   =====

Note I  - Stock Options Plans and Grants

1.   1994 stock option plan

  The Company's 1994 Incentive Stock Option Plan, as amended (the "Plan"), authorizes the grant of options to employees for up to 4,800,000 shares of the Company's Class A Common Stock. Certain options granted under the Plan vest in one-third increments in each of the first, second and third years following the date of grant, while certain other options vest over five years. Options granted under the "Plan" have ten-year terms. Non-employee Director options granted have ten-year terms and vest 50% on the first anniversary of the date of grant and become fully exercisable at the end of two years.

   The Company has elected to continue to follow Accounting Principles Board Opinion No. 25 ("APB 25"), in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rate of 4.0%, 4.5% and 5.0%; expected volatility factors of 64.5%, 72.4% and 65.5% and expected lives of 5.0, 4.4 and 5.1 years. Dividend yield assumptions were 1.38% for 2003 and 0.0% for 2002 and 2001. The weighted-average fair value of options granted during 2003, 2002 and 2001 were $14.48, $16.31 and $10.85, respectively.

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

   The following table summarizes all stock option transactions from December 31, 2000 through December 31, 2003.

                                                  Weighted-Average
                                     Shares        Exercise Price
 Outstanding at December 31, 2000   1,811,045

 Granted                            1,083,550       $18.18
 Exercised                            (37,503)      $10.38
 Forfeited                            (34,301       $20.68
                                    ---------
 Outstanding at December 31, 2001   2,822,791

 Granted                               73,650       $24.33
 Exercised                            (97,952)      $ 9.75
 Forfeited                           (166,509)      $22.18
                                    ---------
 Outstanding at December 31, 2002   2,631,980

 Granted                              657,500       $23.33
 Exercised                           (317,632)      $11.68
 Forfeited                            (41,929)      $19.87
                                    ---------
 Outstanding at December 31, 2003   2,929,919
                                    =========

    The following table summarizes information concerning currently outstanding and exercisable stock options at December
31, 2003:

                Outstanding Stock Options        Exercisable Stock Options

                               Weighted
                                Average   Weighted              Weighted
                               Remaining   Average               Average
     Range of     Outstanding Contractual Exercise  Exercisable Exercise
 Exercise Prices    Shares       Life      Price      Shares     Price
$ 4.00 to $12.00    531,496  2.89 years   $ 10.06    531,496    $ 10.06
$12.01 to $24.00  1,588,457  7.36 years   $ 18.28    557,795    $ 14.85
$24.01 to $36.00    809,966  6.59 years   $ 27.56    431,560    $ 28.38

2.    Stock option grants

   In 1994, the Board of Directors granted non-transferable stock options to an officer of the Company, for the purchase of 334,425 shares of Class A Common Stock at an exercise price of $1.4583 per share. In 2000, 50,000 options were exercised and at December 31, 2001 and 2000, 130,000 options were outstanding and exercisable. During 2002, an additional 45,000 options were exercised leaving 85,000 options outstanding and exercisable at December 31, 2002. The remaining 85,000 options were fully exercised during 2003.

Note J  - Benefit Plans

1.   401(k) Plan

   The Company's 401(k) profit-sharing plan covers all non-union employees, subject to certain minimum age and length of service requirements who are permitted to contribute specified percentages of their salary up to the maximum permitted by the Internal Revenue Service. The Company is obligated to make a matching contribution and may make an additional discretionary contribution, as defined. Contributions to the plan for the years ended December 31, 2003, 2002 and 2001 were approximately $268,000, $241,000 and $267,000, respectively.

2.   Deferred compensation plans

    The Kenneth Cole Productions, Inc. Deferred Compensation Plan is a non-qualified plan maintained primarily to provide deferred compensation benefits for a select group of "highly compensated employees." During 2002, the Company added a second plan expanding the definition of "highly compensated employees" to include additional Company management. The Company accounts for the investments in the deferred compensation plans in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and such investments have been classified as trading.

    In 2003, 2002 and 2001, the Company deposited $247,000, $1,408,000 and $1,374,000, respectively, into Supplemental Executive Retirement Plans ("SERP") for certain key executives. The amounts have been recorded in deposits and sundry on the face of the consolidated balance sheets. These plans are non-qualified deferred compensation plans. Benefits payable under these plans are based upon the performance of the individual directed investments from the Company's initial and future contributions. Benefits earned under the SERP begin vesting after 3 years from issuance, and become 75% vested after 10 years and fully vested upon the participant retiring at age 60 or later. In addition, SERP participants are covered by life insurance through a portion of the Company's contribution. The value of these investments at December 31, 2003 and 2002 were $4,102,000 and $2,897,000, respectively, which the Company accounts for in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", and such investments have been classified as trading. The unrealized gains and losses on the investments were recorded as selling, general and administrative expense within the accompanying statements of income as a general operating expense. In addition, the Company has recorded an accumulated long-term vested benefit obligation of approximately $1,200,000 and $965,000 at December 31, 2003 and 2002, respectively, within the accompanying Consolidated Balance Sheets.

3.   Employee Stock Purchase Plan

    During 2000, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's Class A Common Stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On March 7, 2000, the Company filed with the Securities and Exchange Commission Form S-8 registering 150,000 shares of Class A Common Stock for the ESPP. For the year ended December 31, 2003, 2002, and 2001 employees purchased 12,606, 14,681, and 20,074 shares, respectively. Total shares purchased through December 31, 2003 were 54,013.

Note K  - Commitments and Contingencies

1.  Operating leases

     The Company leases office, retail and warehouse facilities under non-cancelable operating leases between 5 and 20 years with options to renew at varying terms. Future minimum lease payments for non-cancelable leases with initial terms of one year or more consisted of the following at December 31, 2003:

      2004                              $ 23,627,000
      2005                                22,794,000
      2006                                21,623,000
      2007                                20,520,000
      2008                                19,891,000
      Thereafter                          90,257,000
                                        ------------
      Total minimum cash payments       $198,712,000
                                        ============


In addition, certain of these leases contain rent escalation provisions and require additional percentage rent payments to be made.

   Rent expense for the years ended December 31, 2003, 2002 and 2001 was $31,168,000, $29,062,000 and $26,999,000, respectively.
Sub-tenants rental income for 2003, 2002, and 2001 was $1,225,000, $967,000, and $708,000, respectively. Future minimum rental income from sub-tenants consists of the following:

      2004                                  847,000
      2005                                  696,000
      2006                                  696,000
      Thereafter                                  0
                                         ----------
      Total minimum cash proceeds        $2,239,000
                                         ==========

 Future minimum rental income from sub-tenants does not include rent escalation and other charges that are subsequently passed through to the sub-tenant.

2. Letters of credit

   At December 31, 2003 and 2002, the Company was contingently liable for approximately $2,237,000 and $1,345,000 of open letters of credit, respectively. In addition, at December 31,
2003 and 2002, the Company was contingently liable for approximately $2,779,000 and $2,779,000 of standby letters of credit, respectively.


3.  Concentrations
   In the normal course of business, the Company sells to major department stores and specialty retailers and believes that its broad customer base will mitigate the impact that financial difficulties of any such retailers might have on the Company's operations. In 2003, 2002 and 2001, the Company had no customer account for more than 10% of consolidated net sales.

  The Company sources each of its product lines separately, based on the individual design, styling and quality specifications of such products. The Company primarily sources its products directly or indirectly through manufacturers in Italy, Spain, Brazil, China and South Korea. The Company attempts to limit the concentration with any one manufacturer. However, approximately 32% and 54% of total handbag purchases came from one manufacturer in China during 2003 and 2002, respectively. Approximately 36% and 40% of Kenneth Cole and Reaction Kenneth Cole men's footwear purchases were from one manufacturer in Italy utilizing many different factories during 2003 and 2002, respectively. Furthermore, approximately 37% and 38% of Kenneth Cole ladies' footwear was purchased from one manufacturer in Italy during 2003 and 2002, respectively, while 57% and 42% of Reaction Kenneth Cole ladies' footwear purchases were sourced through one manufacturer in Italy during 2003 and one agent utilizing several different factories in Brazil in 2002, respectively. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company's production needs.

   At December 31, 2003, the Company had approximately 6% of its employees covered under a collective bargaining agreement with a local union.

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

3.  Common Stock repurchase

   On February 21, 2001, the Board of Directors of the Company authorized management to repurchase, from time to time, an additional 2,000,000 shares up to an aggregate 4,250,000 shares of the Company's Class A Common Stock. As of December 31, 2003, 2,888,400 shares were repurchased in the open market at an aggregate price of $66,221,000, reducing the available shares authorized for repurchase to 1,361,600. The repurchased shares have been recorded as treasury stock..

4. Dividends

On July 29, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.075 per share payable September 18, 2003 to shareholders of record at the close of business on August 28, 2003. Aggregate dividends in the amount of $1,476,000 were paid out, approximately $861,000 and $615,000 to Class A and Class B shareholders, respectively.

On October 28, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share payable on December 17, 2003 to shareholders of record at the close of business on November 25, 2003. Aggregate dividends in the amount of $1,782,000 were paid out, approximately $1,047,000 and $735,000 to Class A and Class B shareholders, respectively.

Note M - Earnings Per Share

       The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings
Per Share".

                                  For the Year Ended December 31,
                                    2003         2002         2001
  Weighted average common
    shares outstanding           19,609,000  19,643,000  19,992,000
  Effect of dilutive securities:
    Stock options                   877,000     947,000     753,000
                                 ----------  ----------  ----------
  Weighted average common shares
   outstanding and common
    share equivalents            20,486,000  20,590,000  20,745,000
                                 ==========  ==========  ==========


  Dilutive securities, stock options, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted average shares outstanding for the period. The calculation includes anti-dilutive shares.

Note N - Licensing Agreements

   On May 1, 2003, the Company entered into an exclusive license agreement with Candies, Inc. and its trademark holding company, IP Holdings, LLC, ("Candies") to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women's, men's, and children's footwear. The Chief Executive Officer and Chairman of Candies is the brother of the Company's Chief Executive Officer and Chairman. The initial term of the agreement is through December 31, 2007, with options to renew through December 31, 2016 based upon the Company reaching certain sales thresholds. During these periods, the Company is obligated to pay Candies a percentage of net sales based upon the terms of the agreement. The Company recorded approximately $632,000 in royalty and advertising expense to Candies for the year ended December 31, 2003.

Note O  - Related Party Transactions

   During 2002, the Board of Directors authorized a $600,000 contribution payable to the Kenneth Cole Productions, Inc. Foundation, which was subsequently paid during the three months ended June 30, 2003. The Kenneth Cole Productions, Inc. Foundation is a not for profit organization that fosters programs to aid primarily in the fields of arts and culture, education, and medical research.


Note P- Quarterly Financial Data (Unaudited)

  Summarized quarterly financial data for 2003 and 2002 appear below (in thousands, except per share data):

                             First     Second     Third    Fourth
                            Quarter    Quarter   Quarter   Quarter
2003
Net sales                   $102,117   $ 88,096   $121,179   $118,709
Licensing revenue              8,007      8,832     10,887     10,526
Net revenues                 110,124     96,928    132,066    129,235
Gross profit                  47,582     43,991     57,624     60,699
Operating income               9,851      9,369     15,769     15,930
Net income                     6,359      6,060     10,034     10,146
Earnings per share basic       $0.33      $0.31      $0.51      $0.51
Earnings per share diluted     $0.31      $0.30      $0.49      $0.49

2002
Net sales                   $ 87,290   $ 93,245   $115,325   $108,476
Licensing revenue              5,621      6,005      8,195      8,892
Net revenues                  92,911     99,250    123,520    117,368
Gross profit                  43,764     46,093     54,221     53,716
Operating income               8,497      8,270     10,509     13,454
Net income                     5,521      5,418      6,788      8,418
Earnings per share basic       $0.28      $0.28      $0.34      $0.43
Earnings per share diluted     $0.27      $0.26      $0.33      $0.41


Note R- Subsequent Event

1. Dividend
  On February 26, 2004, the Board of Directors of the Company declared a quarterly cash dividend of $0.12 per share payable
  March 25, 2004 to shareholders of record at the close of business on March 9, 2004.

2. Lease

  On February 24, 2004, the Company entered into a ten-year lease that provided the Company with approximately 51,000 square feet of office space. The Company expects to move its administrative offices into this new location during the second calendar quarter of 2004.

                           Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KENNETH COLE PRODUCTIONS, INC.

                                   By  /s/ KENNETH D. COLE
                                   Kenneth D. Cole
                                   Chief Executive Officer

                                   Date: March 10, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature               Title                    Date

/S/KENNETH D.COLE    Chief Executive Officer        March 10, 2004
Kenneth D. Cole       and Director


/S/PAUL BLUM         President and Director         March 10, 2004
Paul Blum

/S/STANLEY A. MAYER  Executive Vice President,      March 10, 2004
Stanley A. Mayer      Chief Financial Officer,
                      Treasurer and Director

/S/DAVID P. EDELMAN  Senior Vice President Finance  March 10, 2004
David P. Edelman      (Principal Accounting Officer)

/S/ROBERT C. GRAYSON Director                       March 10, 2004
Robert  C. Grayson

/S/DENIS F. KELLY    Director                       March 10, 2004
Denis F. Kelly

/S/PHILLIP B. MILLER Director                       March 10, 2004
Phillip B. Miller

                                  Kenneth Cole Productions, Inc.
                                           Schedule II
                                Valuation and Qualifying Accounts
                      For the Years Ended December 31, 2003, 2002, and 2001
                                 Balance at   Charged to              Balance
                                 Beginning    Costs and               at End
Description                      of Period    Expenses  Deductions   of Period
Year ended December 31, 2003
Allowance for doubtful accounts $  (475,000)$  (262,000)$ 262,000  $  (475,000)
Reserve for returns and sales
  allowances                     (9,400,000)    (25,000)            (9,425,000)
                                ----------- ----------- ---------  -----------
                                $(9,875,000)$  (287,000)$ 262,000  $(9,900,000)
                                =========== =========== =========  ===========
Year ended December 31, 2002
Allowance for doubtful accounts $  (675,000)$  (244,000)$ 444,000  $  (475,000)
Reserve for returns and sales
  allowances                     (9,165,000)   (235,000)            (9,400,000)
                                ----------- ----------- ---------  -----------
                                $(9,840,000)$  (479,000)$ 444,000  $(9,875,000)
                                =========== =========== =========  ===========
Year ended December 31, 2001
Allowance for doubtful accounts $  (550,000)$  (808,000)$ 683,000  $  (675,000)
Reserve for returns and sales
  allowances                     (7,780,000) (1,385,000)            (9,165,000)
                                ----------- ----------- ---------  -----------
                                $(8,330,000)$(2,193,000)$ 683,000  $(9,840,000)
                                =========== =========== =========  ===========

      Kenneth Cole Productions, Inc.
               Exhibit 21.01

           List of Subsidiaries                  State of
                                              Incorporation

Cole 57th. St., LLC                          Delaware
Cole 610 Fifth Avenue, LLC                   Delaware
Cole Amsterdam, B.V.                         Amsterdam
Cole Amsterdam, Inc.                         Delaware
Cole Aspen, Inc.                             Delaware
Cole Broadway, Inc.                          New York
Cole Cabazon, Inc.                           California
Cole Camarillo, LLC                          Delaware
Cole Carlsbad, Inc.                          Delaware
Cole Century City, Inc.                      California
Cole Clinton, Inc.                           Connecticut
Cole Dawsonville, Inc.                       Delaware
Cole Fashion Valley, Inc.                    Delaware
Cole Forum, Inc.                             Delaware
Cole Galleria, Inc.                          Delaware
Cole Garden State, Inc.                      Delaware
Cole Georgetown, Inc.                        District of Columbia
Cole Grand Central, Inc.                     Delaware
Cole Grant, Inc.                             Delaware
Cole Jersey Gardens, LLC                     Delaware
Cole Las Vegas, Inc.                         Delaware
Cole Michigan Avenue, Inc.                   Delaware
Cole Napa, Inc.                              California
Cole New Orleans, Inc.                       Delaware
Cole Newbury, Inc.                           Massachusetts
Cole Northpark, Inc.                         Texas
Cole Oakbrook, Inc.                          Delaware
Cole Orlando, LLC                            Delaware
Cole Phipps, Inc.                            Georgia
Cole Pike, Inc.                              Delaware
Cole Productions, Inc.                       Delaware
Cole Reading Outlet, Inc.                    Pennsylvania
Cole Riverhead, Inc.                         Delaware
Cole Santa Moncia, Inc.                      Delaware
Cole Scottsdale, Inc.                        Delaware
Cole SFC, LLC                                Delaware
Cole Short Hills, Inc.                       New Jersey
Cole Somerset, Inc.                          Michigan
Cole South Beach, Inc.                       Florida
Cole Stanford, Inc.                          California
Cole Tempe, LLC                              Delaware
Cole Tyson, Inc.                             Virginia
Cole Venetian, LLC                           Delaware
Cole Viejo, LLC                              Delaware
Cole Waikele, Inc.                           New York
Cole Westchester, Inc.                       New York
K.C.P.L., Inc.                               Delaware
Kenneth Cole (BVI) Company Limited           British Virgin Islands
Kenneth Cole (BVI) Company, Ltd.             British Virgin Islands
Kenneth Cole Catalog, Inc.                   Virginia
Kenneth Cole Financial Services, Inc.        New Jersey
Kenneth Cole Gilroy, Inc.                    California
Kenneth Cole Productions (LIC), Inc.         Bahamas
Kenneth Cole Productions, LP                 Delaware
Kenneth Cole Services, Inc.                  Delaware
Kenneth Cole Trading, Inc.                   Delaware
Kenneth Cole Woodbury, Inc.                  Delaware
Kenneth Cole, Inc.                           New York
Kenneth Productions, Inc.                    Delaware
Kenth Ltd.                                   Hong Kong
Riveria Holding, LLC                         Delaware

 Exhibit 23.01


 CONSENT OF INDEPENDENT AUDITORS


 We consent to the incorporation by reference in Registration Statement (Form S-8 No. 33-92094) pertaining to the Kenneth Cole Productions, Inc. 1994 Stock Option Plan and Registration Statement (Form S-8 No. 33-31868) pertaining to the Kenneth Cole Productions, Inc. Employee Stock Purchase Plan of our report dated February 20, 2004, with respect to the consolidated financial statements and schedule of Kenneth Cole Productions, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 2003.







 New York, New York
 March 10, 2004

                                               Exhibit  31.1


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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) for the registrant and have:

      a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b.   "Intentionally Omitted"

      c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and




      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting




      By:  /s/ Kenneth D. Cole


      --------------------------------------

      Kenneth D. Cole

      Chief Executive Officer



 Date:  March 10, 2004

                                                   Exhibit 31.2




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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) for the registrant and have:

      a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b.   "Intentionally Omitted"

      c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and




      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting





      By:  /s/  Stanley A. Mayer


      --------------------------------------

      Stanley A. Mayer

      Chief Financial Officer



 Date:  March 10, 2004

                                                  Exhibit 32.1
                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
 In connection with the Annual Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth D. Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
           (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Kenneth D. Cole

 Kenneth D. Cole
 Chairman and Chief Executive Officer
 Kenneth Cole Productions, Inc.
 March 10, 2004

                                                  Exhibit 32.2
                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Annual Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanley A. Mayer, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
           (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Stanley A. Mayer

 Stanley A. Mayer
 Executive Vice President and
 Chief Financial Officer
 Kenneth Cole Productions, Inc.
 March 10, 2004