Form 10-Q
period 2004-03-31
COLE KENNETH PRODUCTIONS INC
filed 2004-05-07
CIK 921691

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              Form 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2004


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X ) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                     May 5, 2004

  Class A Common Stock ( $.01 par value)              11,793,118
  Class B Common Stock ( $.01 par value)               8,145,497

                   Kenneth Cole Productions, Inc.
                            Index to 10-Q


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as of March 31, 2004 and
     December 31, 2003.................................................... 3

     Condensed Consolidated Statements of Income for the three months ended March 31, 2004 and 2003........................................ 5

     Condensed Consolidated Statement of Changes in Shareholders' Equity
     for the three months ended March 31, 2004............................ 6

     Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003........................................ 7

     Notes to Condensed Consolidated Financial Statements................. 8

Item 2.Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................15

Item 3. Quantitative and Qualitative Disclosure about Market Risk.........20

Item 4. Controls and Procedures...........................................20

Part II.  OTHER INFORMATION

Item 1.Legal Proceedings..................................................21

Item 2.Changes in Securities and Use of Proceeds..........................21

Item 3.Defaults Upon Senior Securities....................................21

Item 4.Submission of Matters to a Vote of Security Holders................21

Item 5.Other Information..................................................21

Item 6.Exhibits and Reports on Form 8-K...................................21

Signatures................................................................23

           Kenneth Cole Productions, Inc. and Subsidiaries

                Condensed Consolidated Balance Sheets
                             (Unaudited)


Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                 March 31,    December 31,
                                                   2004          2003
                                               (Unaudited)
Assets
Current assets:
Cash                                          $108,081,000  $111,102,000
Due from factor                                 42,294,000    31,487,000
Accounts receivable, net                        11,073,000    11,254,000
Inventories                                     46,068,000    44,851,000
Prepaid expenses and other current assets        1,475,000     1,343,000
Deferred taxes                                   2,063,000     2,063,000
                                              ------------  ------------
Total current assets                           211,054,000   202,100,000

Property and equipment - at cost, less
accumulated depreciation                        35,565,000    36,755,000

Other assets:
 Deposits and deferred taxes                    16,822,000    16,603,000
 Deferred compensation plans assets             20,325,000    18,383,000
                                              ------------  ------------
Total other assets                              37,147,000    34,986,000
                                              ------------  ------------
Total assets                                  $283,766,000  $273,841,000
                                              ============  ============



 See accompanying notes to condensed consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

          Condensed Consolidated Balance Sheets (continued)
                             (Unaudited)

                                                 March 31,    December 31,
                                                   2004          2003
                                               (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                              $ 34,637,000  $ 33,847,000
Accrued expenses and other current liabilities   8,855,000    11,153,000
Income taxes payable                             5,013,000     2,939,000
                                              ------------  ------------
Total current liabilities                       48,505,000    47,939,000

Deferred compensation                           20,325,000    18,383,000
Accrued rent                                    10,086,000     9,884,000
Other                                            1,399,000     1,301,000

Commitments and contingencies

Shareholders' equity:
Series A Convertible Preferred Stock, par
 value $1.00, 1,000,000 shares authorized,
 none outstanding
Class A Common Stock, par value $.01,
 20,000,000 shares authorized, 14,677,678
 and 14,534,791 issued and outstanding in
 2004 and 2003                                     147,000       145,000
Class B Common Stock, par value $.01,
 9,000,000 shares authorized, 8,145,497
 and 8,168,497 issued and outstanding in
 2004 and 2003                                      81,000        82,000
Additional paid-in capital                      72,711,000    69,992,000
Accumulated other comprehensive income             144,000       751,000
Retained earnings                              196,589,000   191,585,000
                                              ------------  ------------
                                               269,672,000   262,555,000

Class A Common Stock in treasury, at cost,
 2,888,400 shares in 2004 and 2003             (66,221,000)  (66,221,000)
                                              ------------  ------------
Total shareholders' equity                     203,451,000   196,334,000
                                              ------------  ------------
Total liabilities and shareholders' equity    $283,766,000  $273,841,000
                                              ============  ============


See accompanying notes to condensed consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

             Condensed Consolidated Statements of Income
                             (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                              2004           2003
Net sales                                 $113,351,000    $102,117,000
Royalty revenue                              9,026,000       8,007,000
                                          ------------    ------------
Net revenue                                122,377,000     110,124,000
Cost of goods sold                          69,909,000      62,542,000
                                          ------------    ------------
Gross profit                                52,468,000      47,582,000

Selling, general and administrative
  expenses                                  40,792,000      37,731,000
                                          ------------    ------------
Operating income                            11,676,000       9,851,000

Interest and other income, net                 249,000         242,000
                                          ------------    ------------
Income before provision for income taxes    11,925,000      10,093,000

Provision for income taxes                   4,532,000       3,734,000
                                          ------------    ------------
Net income                                $  7,393,000    $  6,359,000
                                          ============    ============
Earnings per share:
     Basic                                        $.37            $.33
     Diluted                                      $.36            $.31


Dividends declared per share                      $.12

Shares used to compute earnings per share:
     Basic                                  19,855,000      19,543,000
     Diluted                                20,610,000      20,448,000

See accompanying notes to condensed consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

       Condensed Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                    Class A               Class B
                                 Common Stock          Common Stock
                                Number                Number
                               of shares    Amount   of shares    Amount
Shareholders' equity
 January 1, 2004              14,534,791  $145,000   8,168,497  $82,000

Net Income
Translation adjustments
 foreign currency, net
  of taxes of $(1,000)
 forward contracts, net
  of taxes of $(371,000)

Comprehensive income

Exercise of stock
 options and related tax
 benefits of $730,000            117,205     1,000

Issuance of Class A
 Common Stock for ESPP             2,682

Dividends paid on
 Common Stock

Conversion of Class B to
 Class A shares of
 common stock                     23,000     1,000     (23,000)  (1,000)
                              -------------------------------------------
Shareholders' equity
 March 31, 2004               14,677,678  $147,000   8,145,497  $81,000
                              ===========================================

                                                Accumulated
                                  Additional       Other
                                   Paid-in     Comprehensive     Retained
                                   Capital        Income         Earnings
Shareholders' equity
 January 1, 2004                $69,992,000    $ 751,000      $191,585,000

Net Income                                                       7,393,000
Translation adjustments
 foreign currency, net
  of taxes of $(1,000)                            (2,000)
 forward contracts, net
  of taxes of $(371,000)                        (605,000)

Comprehensive income

Exercise of stock
 options and related tax
 benefits of $730,000             2,660,000

Issuance of Class A
 Common Stock for ESPP               59,000

Dividends paid on
 Common Stock                                                   (2,389,000)

Conversion of Class B to
 Class A shares of
 common stock
                              ---------------------------------------------
Shareholders' equity
 March 31, 2004                 $72,711,000    $ 144,000      $196,589,000
                              =============================================

                                  Treasury Stock
                                Number of
                                 Shares          Amount         Total
Shareholders' equity
 January 1, 2004               (2,888,400)  $(66,221,000)   $196,334,000

Net Income                                                     7,393,000
Translation adjustments
 foreign currency, net
  of taxes of $(1,000)                                            (2,000)
 forward contracts, net
  of taxes of $(371,000)                                        (605,000)
                                                            -------------
Comprehensive income                                           6,786,000

Exercise of stock
 options and related tax
 benefits of $730,000                                          2,661,000

Issuance of Class A
 Common Stock for ESPP                                            59,000

Dividends paid on
 Common Stock                                                 (2,389,000)

Conversion of Class B to
 Class A shares of
 common stock
                              ---------------------------------------------Shareholders' equity
 March 31, 2004                (2,888,400)  $(66,221,000)   $203,451,000
                              =============================================


     See accompanying notes to condensed consolidated financial statements.

      Kenneth Cole Productions, Inc. and Subsidiaries

         Condensed Consolidated Statements of Cash Flows
                        (Unaudited)
                                                    Three Months Ended
                                                         March 31,
                                                     2004         2003
Cash flows from operating activities
Net income                                      $  7,393,000  $  6,359,000
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
 Depreciation and amortization                     1,912,000     1,834,000
 Unrealized (gain) loss on deferred
    compensation plans                              (803,000)       54,000
 Provision for bad debts                              50,000        70,000
 Tax benefit from exercise of stock options          730,000       199,000
 Changes in assets and liabilities:
  Increase in due from factor                    (10,807,000)  (11,595,000)
  Decrease in accounts receivable                    131,000     1,038,000
  (Increase) decrease in inventories              (1,822,000)      480,000
  (Increase) decrease in prepaid expenses and
    other current assets                            (132,000)      200,000
  Increase in other assets                        (1,358,000)   (2,137,000)
  Increase in accounts payable                       790,000        81,000
  Increase (decrease) in income taxes payable      2,074,000      (677,000)
  Decrease in accrued expenses and other
    current liabilities                           (2,298,000)   (3,523,000)
  Increase in other non-current liabilities        2,242,000     2,713,000
                                                ------------  ------------
Net cash used in operating activities             (1,898,000)   (4,904,000)

Cash flows from investing activities
Acquisition of property and equipment, net          (722,000)   (1,141,000)
                                                ------------  ------------
Net cash used in investing activities               (722,000)   (1,141,000)
Cash flows from financing activities
Proceeds from exercise of stock options            1,931,000       471,000
Proceeds from issuance of common stock from ESPP      59,000        49,000
Dividends paid to shareholders                    (2,389,000)
Purchases of treasury stock                                     (4,526,000)
Principal payments on capital lease obligations                    (56,000)
                                                ------------  ------------
Net cash used in financing activities               (399,000)   (4,062,000)
Effect of exchange rate changes on cash               (2,000)       (3,000)
                                                ------------  ------------
Net decrease in cash                              (3,021,000)  (10,110,000)
Cash, beginning of period                        111,102,000    91,549,000
                                                ------------  ------------
Cash, end of period                             $108,081,000  $ 81,439,000
                                                ============  ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                      $      1,000  $     16,000
  Income taxes, net of refunds                  $  1,728,000  $  4,169,000

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

     Operating results for the three months ended March 31,
2004 are not necessarily indicative of the results that may
be  expected  for the year ended December 31, 2004.   These
unaudited   financial  statements   should   be   read   in
conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

     The  consolidated balance sheet at December 31,  2003,
as  presented,  was  derived  from  the  audited  financial
statements  as  of  December  31,  2003  included  in   the
Company's annual report on Form 10-K.

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

                                 Three Months Ended March 31,
                                    2004           2003
 Net Income, as reported          $7,393,000   $6,359,000

Deduct: Stock-based employee
 compensation expense determined
 under fair value method, net of
 related tax effects                 736,000      722,000
                                  ----------   ----------
Pro forma net income              $6,657,000   $5,637,000

Earnings per share:

Basic - as reported                    $ .37        $ .33
Basic - pro forma                      $ .34        $ .29

Diluted - as reported                  $ .36        $ .31
Diluted - pro forma                    $ .32        $ .28


3.  Earnings Per Share

        The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards
No. 128, "Earnings Per Share".

                                       March 31,   March 31,
                                         2004         2003
       Weighted average common
          shares outstanding         19,855,000   19,543,000
       Effect of dilutive securities:
          Stock options                 755,000      905,000
       Weighted average common shares
        outstanding and common share ----------   ----------
        equivalents                  20,610,000   20,448,000
                                     ==========   ==========

4.  Comprehensive Income

     Comprehensive income is comprised of net  income,  the
effect  of  foreign  currency translation  and  changes  in
unrealized  gains and losses on forward exchange  contracts
used   to  hedge  merchandise  commitments.   Comprehensive
income amounted to $6,786,000 and $6,173,000 for the three-month periods ended March 31, 2004 and 2003, respectively.

5.  Derivative Instruments and Hedging Activities

        The  Company,  in  the normal course  of  business,
routinely   enters  into  forward  exchange  contracts   in
anticipation  of future purchases of inventory  denominated
in  Euros.   These forward exchange contracts are  used  to
hedge  against the Company's exposure to changes in foreign
exchange rates to protect the purchase price of merchandise
under such commitments and are not held for the purpose  of
trading   or   speculation,  therefore  the   Company   has
classified  these  contracts  as  cash  flow  hedges.   The
Company had outstanding forward exchange contracts of $20,500,000 at March 31, 2004 with maturity dates through August 2004.

            All  terms  and  conditions  of  the  Company's
foreign  exchange contracts are included in the measurement
of  the related hedge effectiveness.  The critical terms of
the   foreign  exchange  contracts  are  the  same  as  the
underlying forecasted transactions; therefore changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during the period ended March 31, 2004. At March
31, 2004 the Company's notional $20,500,000 in forward exchange contracts resulted in an unrealized gain of approximately $1,000 net of taxes, which was included as an addition to other comprehensive income in the

5.    Derivative  Instruments  and  Hedging   Activities
(continued)

Company's Statement of Changes in Shareholders' Equity  and
a  decrease  to inventory, the underlying exposure  on  the
balance  sheet.  The Company expects to reclassify  all  of
the  unrealized gains from other comprehensive income  into
earnings  within  the next five months due  to  the  actual
executions  of  foreign  exchange  contracts  to   purchase
merchandise and the ultimate sale of that merchandise.

6.  Segment Information

            The  Company  has  three  reportable  segments:
Wholesale,  Consumer  Direct  and  Licensing/International.
The  Company's reportable segments are business units  that
offer  different products and services or similar  products
through  different channels of distribution. The  Wholesale
segment is comprised of designing, sourcing and marketing a
broad  range of quality footwear and handbags for wholesale
distribution. The Consumer Direct segment markets the broad
selection  of  the  Company's branded  products,  including
licensee  products,  for  sale  directly  to  the  consumer
through  its  own channels of distribution,  which  include
full  price retail stores, outlet stores, catalogs  and  e-
commerce  (at  website  addresses  www.kennethcole.com  and
www.reactiononline.com).    The     Licensing/International
segment primarily consists of earning royalties on licensee
sales  to  third parties of the Company's branded  products
and  royalties earned on the purchase and sale  to  foreign
retailers  or  to  consumers  in  foreign  countries.   The
Company maintains control over quality and image and allows
licensees  to  sell  primarily  to  the  same  channels  of
distribution  as those of the Company's Wholesale  segment.
The  Company evaluates performance and allocates  resources
based  on  profit or loss from each segment.  The Wholesale
segment  is  evaluated  on income  from  operations  before
income taxes.  The Consumer Direct segment is evaluated  on
profit or loss from operations before unallocated corporate
overhead  and  income  taxes.  The  Licensing/International
segment  is evaluated based on royalties earned and  pretax
segment  profit.   Intersegment sales between the Wholesale
and Consumer Direct segments include a markup, which is eliminated in consolidation.

          Revenues  from international customers  represent
less   than  two  percent  of  the  Company's  consolidated
revenues.


6.  Segment Information (continued)
Financial information of the Company's reportable segments is as follows (in thousands):

                                      Three Months Ended
                                        March  31, 2004
                                      Consumer    Licensing/
                            Wholesale  Direct   International  Totals
Revenues  from  external
  customers                  $ 71,458  $ 41,014  $  9,905     $122,377
Intersegment revenues           8,188                            8,188
Segment income (1)              8,163       349     7,395       15,907
Segment assets                231,986    48,642     5,411      286,039

                                      Three Months Ended
                                        March  31, 2003
                                      Consumer    Licensing/
                            Wholesale  Direct   International  Totals
Revenues  from  external
  customers                  $ 69,402  $ 32,566  $  8,156     $110,124
Intersegment revenues           7,245                            7,245
Segment income (1)             10,746    (3,116)    6,041       13,671
Segment assets                187,884    50,672     4,592      243,148

  (1)      Before   elimination  of  intersegment   profit,
     unallocated corporate overhead and income taxes

The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):

                                              Three Months Ended
                                       March 31, 2004    March 31, 2003
Revenues
Revenues for external customers            $122,377         $110,124
Intersegment revenues                         8,188            7,245
Elimination of intersegment revenues         (8,188)          (7,245)
                                           --------         --------
   Total consolidated revenues             $122,377         $110,124
                                           ========         ========
Income
Total profit for reportable segments       $ 15,907         $ 13,671
Elimination of intersegment profit and
  unallocated corporate overhead             (3,982)          (3,578)
                                           --------         --------
   Total income before income taxes        $ 11,925         $ 10,093
                                           ========         ========
Assets
Total assets for reportable segments       $286,039         $243,148
Elimination of inventory profit in
   consolidation                             (2,273)          (1,913)
                                           --------         --------
   Total consolidated assets               $283,766         $241,235
                                           ========         ========

7.  Common Stock Repurchase

             The  Board  of  Directors of the  Company  has
authorized management to repurchase, from time to time,  up
to  an aggregate 4,250,000 shares of the Company's Class  A
Common  Stock.   During the three months  ended  March  31,
2004, no shares were repurchased in the open market leaving
the   available   shares  authorized  for   repurchase   at
1,361,600.

8.  Related Party Transaction


       On   May  1,  2003,  the  Company  entered  into  an
     exclusive license agreement with Candies, Inc. and its
     trademark   holding   company,   IP   Holdings,   LLC,
     ("Candies")  to use the Bongo trademark in  connection
     with  worldwide manufacture, sale and distribution  of
     women's,  men's  and children's footwear.   The  Chief
     Executive  Officer  and Chairman  of  Candies  is  the
     brother  of the Company's Chief Executive Officer  and
     Chairman.   The  initial  term  of  the  agreement  is
     through  December  31,  2007, with  options  to  renew
     through  December  31,  2016 based  upon  the  Company
     reaching  certain  sales  thresholds.   During   these
     periods,  the  Company is obligated to pay  Candies  a
     percentage  of net sales based upon the terms  of  the
     agreement.    The   Company   recorded   approximately
     $328,000 in royalty and advertising expense to Candies for the three months ended March 31, 2004.


9.  Dividends

        On February 26, 2004, the Board of Directors of the
Company  declared a quarterly cash dividend  of  $0.12  per
share  payable March 25, 2004 to shareholders of record  at
the   close  of  business  on  March  9,  2004.   Aggregate
dividends  in  the  amount  of $2,389,000  were  paid  out,
approximately  $1,411,000  and  $978,000  to  common  stock
shareholders of Class A and Class B, respectively.   During
the three months ended March 31, 2003, no dividends were paid out or declared by the Company.


10.  Other

     a.     Litigation

     The  Company,  from  time  to  time,  is  a  party  to
litigation that arises in the normal course of its business
operations.   The Company presently is not a party  to  any
such litigation that it believes would have a material adverse effect on its business operations.




     b.            New Jersey Office Lease

     On  February 24, 2004, the Company entered into a ten-
year lease with two additional five-year options to provide
the Company with approximately 51,000 square feet of office
space.    The   Company  expects  to  move   its   existing
administrative offices into this new location  during  June
2004  in  conjunction with the expiration  of  its  current
office  and  distribution  space  lease.   The  lease  also
provides options for the Company to expand into additional space if the Company so desires. The office space will replace the Company's existing office facility in New
Jersey (See 11.b below).



11.  Subsequent Events

     a.            Dividend

       On  April  28  2004, the Board of Directors  of  the
     Company  declared a quarterly cash dividend  of  $0.12
     per share payable June 16, 2004 to shareholders of record at the close of business on May 24, 2004.


     b.            Severance

       The   Company  decided  to  move  its   New   Jersey
     distribution   operation  to  a  third-party   service
     provider. On April 21, 2004, the Company entered into a shutdown agreement with a local affiliate of The International Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local I, Division of Local 342-50 United Food and Commercial Workers Union which provide severance payments for employees covered by
     the  expiring  collective bargaining  agreement.   The
     Company expects to incur during the second quarter approximately $1 million in aggregate costs, including
     severance  from  the  aforementioned  agreement,   the
     write-off of unamortized leasehold improvements and moving costs. These costs will be expensed as incurred in accordance with SFAS No. 146 "Accounts for Costs Associated With Exit or Disposal Activity".

     c.     New York Office Building Purchase

       The  Company entered into an agreement during  April
     2004 to purchase the office building that it is currently leasing for its New York headquarters for approximately $24 million. The closing date will occur within twenty-six months based on the ability of the current landlord to satisfy certain terms and conditions of the agreement.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Forward - Looking Statements Disclosure

     The  statements contained in this report which are not
historical  facts including, without limitation, statements
that   relate  to  future  performance  and/or   statements
regarding  the Company's anticipated results  or  level  of
business for 2004 or any other future period, may be deemed
to  constitute  "forward - looking statements"  within  the
meaning of the Private Securities Litigation Reform Act  of
1995.   Such  statements are based on current  expectations
only,  and  actual  future results might differ  materially
from those projected in such statements due to a number  of
risks  and  uncertainties, including but  not  limited  to,
demand  and  competition  for the Company's  products,  the
ability  to enter into new license agreements, to  maintain
and  renew  existing licensing agreements and to  open  new
stores,  dependence on certain large customers and  changes
in  the  Company's  relationships with  vendors  and  other
resources.  The forward-looking statements contained herein
are  also subject to other risks and uncertainties that are
described   in   the  Company's  reports  and  registration
statements   filed   with  the  Securities   and   Exchange
Commission.   The  Company  undertakes  no  obligation   to
publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

Update on Critical Accounting Policies

        The Company's consolidated financial statements are
prepared in accordance with accounting principles generally
accepted in the United States, which require the Company to
make   estimates  in  the  application  of  its  accounting
policies based on the best assumptions, judgments, and opinions of management. For a description of a summary of the Company's significant accounting policies, see Note A to the Company's consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003.


Overview

   Kenneth  Cole  Productions, Inc., designs,  sources  and
markets a broad range of fashion footwear and handbags and,
through license agreements, designs and markets apparel and
accessories  under  its  Kenneth Cole  New  York,  Reaction
Kenneth  Cole and Unlisted brand names.  During  2003,  the
Company  added  the  Bongo  trademark  brand  for  footwear
through  a  license  agreement.  In addition,  the  Company
designs and sources footwear and handbags for its customers
under   its   customer's  own  trademarks.   The  Company's
products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole.

   The  Company  markets its products to  more  than  7,500
department and specialty store locations, as well as through its Consumer Direct business, which includes an expanding base of retail and outlet stores, consumer catalogs and interactive websites, including on-line e-commerce.

       The popularity of the Kenneth Cole brand names among
consumers  has  enabled the Company to expand  its  product
offerings  and  channels of distribution through  licensing
agreements and offers through these agreements a  lifestyle
collection  of men's product categories including  tailored
clothing,  dress shirts, dress pants, sportswear, neckwear,
briefcases, portfolios, jewelry, fragrance, belts,  leather
and fabric outerwear, sunglasses, optical eyewear, watches,
luggage, hosiery and small leather goods.  Women's  product
categories   currently  being  sold  pursuant  to   license
agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, optical eyewear, watches, jewelry, fragrance, swimwear, and luggage. In addition, the Company licenses children's apparel under the Reaction Kenneth Cole brand.


     The  Company  recorded revenues of $122.4 million  for
the  three  months ended March 31, 2004, an 11.1%  increase
over  the  comparable period in the prior year and earnings
per  share  grew 16.1% to $0.36 from $0.31 in the  year-ago
quarter.   The Company continues to focus on designing  and
delivering   excellent   and  timely   products,   creating
efficient and compelling retail environments and continuing
its  close partnerships with its licensees to ensure  brand
quality  and distribution integrity.  The Company's Balance
Sheet  has $108.1 million in cash and remains debt-free  at
March  31,  2004.  Additionally, the Company  continues  to
concentrate  on  cost  reduction strategies  and  inventory
control.   Overall, the Company is pleased with  its  first
quarter results and is proud of its employees' endeavors to attain these results.


Results of Operations

     The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenue for the three months ended March 31, 2004 and 2003, respectively.

                                 Three Months Ended March 31,
                                  2004                2003
Net sales                     $113,351   92.6%   $102,117   92.7%
Royalty  revenue                 9,026    7.4       8,007    7.3
                              -------- -------   --------  ------
Net revenue                    122,377  100.0     110,124  100.0
Gross profit                    52,468   42.9      47,582   43.2
                              -------- -------   --------  ------
Selling, general &
  administrative expenses       40,792   33.3      37,731   34.3
                              -------- -------   --------  ------
Operating income                11,676    9.6       9,851    8.9
Interest and other
  income, net                      249    0.1         242    0.3
                              -------- -------   --------  ------
Income before income taxes      11,925    9.7      10,093    9.2
Income tax expense               4,532    3.7       3,734    3.4
                              -------- -------   --------  ------
Net income                    $  7,393    6.0%   $  6,359    5.8%
                              ======== =======   ========  ======

Three  Months Ended March 31, 2004 Compared to Three Months
Ended March 31, 2003

     Consolidated net revenues increased $12.3 million, or 11.1%, to $122.4 million for the three months ended March
31,  2004  from $110.1 million for the three  months  ended
March 31, 2003. This increase is attributable primarily to the factors described below in the sections entitled "Net
Sales" and "Licensing/International Revenue".

     NET SALES: Wholesale net sales (excluding sales to the
Consumer   Direct   and  Licensing/International   business
segments) increased $2.1 million, or 3.0% to $71.5  million
for  the  three  months ended March  31,  2004  from  $69.4
million  for the three months ended March 31,  2003.   This
increase is primarily attributable to an increase in  sales
of  the  Company's footwear brands Kenneth Cole  New  York,
Kenneth Cole Reaction and additional sales of the new Bongo
licensed  footwear, offset by declining sales  in  Unlisted
branded  footwear.   The Company sells its  products  under
these brands, among others, at varying price ranges and through multiple distribution channels, thereby limiting the Company's exposure to reductions in sales at any one price level or in a particular channel of distribution.

     Net  sales  in  the Company's Consumer Direct  segment
increased $8.4 million, or 25.9%, to $41.0 million for  the
three  months ended March 31, 2004, from $32.6 million  for
the three months ended March 31, 2003.  The increase in net
sales  is due to a rise in comparable store sales of 18.2%,
or  $5.6  million  in addition to  $2.1 million  from  that
portion of 2004 net sales for those stores not open for all
of 2003.   The increase  is  due in  part to  the  economic
recovery generally seen throughout the retail and apparel industry, the Company's increasing use of test and react programs and to the escalation in the level of non-seasonal products carried in its stores. The remaining increase was primarily the result of sales from the Company's Corporate
Gift Program.

     LICENSING/INTERNATIONAL   REVENUE:   Royalty   revenue
increased 12.7% to $9.0 million for the three months  ended
March 31, 2004 from $8.0 million for the three months ended
March   31,   2003.    The  increase   primarily   reflects
incremental  minimum royalties from existing  licensees  as
well  as  new  royalties  from its  swimwear  licensee  and
several  international licensees, which are still in  their
first    year    of    operations.    In   addition,    the
Licensing/International  segment  generated   approximately
$0.9 million in sales for the three months ended March  31,
2004  compared to $0.1 million for the three  months  ended
March  31,  2003.   This  was  primarily  attributable   to
Canadian wholesale footwear and handbag sales, which were previously licensed.

     GROSS   PROFIT:  Consolidated  gross   profit   as   a
percentage of net revenue decreased to 42.9% for the  three
months  ended March 31, 2004 from 43.2% for the  comparable
period last year.  The decrease is due to a heavier mix  of
lower  margin  product  classifications  in  wholesale  and
difficult  currency  comparison  on  product  sourced  from
Europe.  This was largely offset by higher margins  in  the
Consumer  Direct  Segment,  which  represented  a   greater
percentage  of total revenues versus the year ago  quarter.
The  Wholesale  segment, which operates at  a  lower  gross
profit  level  than  the  Consumer  Direct  segment,  as  a
percentage of net revenue decreased to 58.4% for the  three
months ended March 31, 2004 from 63.0% for the three months
March  31,  2003, while the Consumer Direct  segment  as  a
percentage of net revenue increased to 33.5% for the  three
months ended March 31, 2004 from 29.6% for the three months
ended March 31, 2003.  The Company believes the increase in
Consumer  Direct  margin is due to  new  assortments  built
around  more  wear-now products and taking some seasonality
and  vulnerability  out  of  the mix  without  compromising
fashion and excitement resulting in stronger sales and more
stable  margins.   The  decrease  in  gross  profit  as   a
percentage of net revenue was slightly offset by the gross profit generated from the Licensing/International segment which carries nominal associated cost of goods sold.
Royalty revenue increased as a percentage of net revenues to 7.4% for the three months ended March 31, 2004 from 7.3% for the three months ended March 31, 2003.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including shipping and warehousing, increased to $40.8 million (or 33.3% of net revenue) for the three months ended March 31, 2004 from $37.7 million (or 34.3% of net revenue) for the three months ended March 31, 2003. The decrease as a percentage of revenue is attributable to leverage created by the sales increase, particularly in the Consumer Direct business and from our ongoing cost containment program.

     INTEREST AND OTHER INCOME, NET: Interest and other income, net increased to $249,000 for the three months ended March 31, 2004 from $242,000 for the three months ended March 31, 2003. The increase is due to higher average cash balances.

     INCOME   TAXES:  The  Company's  effective  tax   rate
increased  to  38.0% for the three months ended  March  31,
2004, from 37.0% for the three months ended March 31,  2003
as a result of changes in tax laws from state and local jurisdictions to which the Company's earnings are subject.

     NET  INCOME:  As a result of the foregoing, net income
increased $1.0 million for the three months ended March 31,
2004  to  $7.4  million  (6.0% of net  revenue)  from  $6.4
million  (5.8% of net revenue) for the three  months  ended
March 31, 2003.

Liquidity and Capital Resources

     The  Company uses cash from operations as the  primary
sources   of  financing  for  its  expansion  and  seasonal
requirements.  Cash requirements vary from time to time  as
a  result  of  the  timing  of  merchandise  receipts  from
suppliers,  the  delivery of merchandise to its  customers,
and  the  level of accounts receivable and due from  factor
balances.  At March 31, 2004 and December 31, 2003, working
capital    was   $162.5   million   and   $154.2   million,
respectively.

     Cash used in operating activities was $1.9 million for
the  three  months ended March 31, 2004, compared  to  $4.9
million  for  the three months ended March 31,  2003.   The
decrease in cash used in operating activities is primarily attributable to the timing of payables and receivables from increased sales and purchasing during the ordinary course of business and the increase in net income, offset by an increase in inventories.

     Net  cash  used in investing activities  decreased  to
$0.7 million for the three months ended March 31, 2004 from
$1.1  million  for the three months ended March  31,  2003.
Investing    activities   were   entirely    for    capital
expenditures. These expenditures relate primarily to the Company's retail and outlet store expansion.

        Net  cash  used  in financing activities  was  $0.4
million  for the three months ended March 31, 2004 compared
to  $4.1 million for the three months ended March 31, 2003.
During 2004, the Company declared and paid a quarterly cash
dividend  of  approximately $2.4 million  to  common  stock
shareholders during the three months ended March  31,  2004
offset by proceeds of approximately $1.9 million for the exercise of stock options. During the three months ended
March 31, 2003, the Company used approximately $4.1 million in financing activities substantially due to the repurchase of shares of Class A Common Stock under its buyback program for an aggregate purchase price of $4.5 million.

       The Company's material obligations under contractual agreements, including commitments for future payments under operating lease agreements as of March 31, 2004 are summarized as follows:

                                         Payments Due by Period
                               1 year or                             After 5
                      Total       less      2-3 years    4-5 years    years
Leases and other
 Contractual
 obligations      $199,008,000 $23,213,000 $44,663,000 $39,857,000 $91,281,000
                  ------------ ----------- ----------- ----------- -----------
Total Contractual
 Obligations      $199,008,000 $23,213,000 $44,663,000 $39,857,000 $91,281,000
                  ============ =========== =========== =========== ===========

     The  Company  will pay out approximately  $575,000  in
connection  with severance payments contractly agreed  upon
with the Company's labor union as a result of the Company's
decision  to close its distribution facility.  In addition,
the  Company entered into a ten-year lease for  new  office
space  for its administrative offices and expects to  incur
$1  million in capital expenditures for such offices within
the  next  year.   Furthermore,  the  Company  executed  an
agreement in April 2004 to purchase its New York office space for $24 million and expects to close the agreement within the next twenty-six months.

     The  Company  currently has a line  of  credit,  which
allows for borrowings and letters of credit up to a maximum
of  $25  million  to finance working capital  requirements.
The Company has no outstanding advances under this line  of
credit;  however,  amounts available under  the  line  were
reduced by $1.0 million in open letters of credit and  $2.9
million standby letters of credit to $21.1 million at March
31, 2004.

     The  Company believes that it will be able to  satisfy
its   cash   requirements  for  the  next  year,  including
requirements for its retail store expansion, administrative office build-out, severance, contractual obligations, New
York office purchase and enhancements to its information systems, primarily with cash flow from operations, and current cash levels.

     The foregoing commentary should be considered to fall with the coverage of the "Safe Harbor Statement" under the Private Securities Litigation Reform Act of 1995 included in this report.

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk

     The  Company  does  not  believe  it  has  a  material
exposure to market risk.  The Company is primarily  exposed
to  currency  exchange  rate  risks  with  respect  to  its
inventory  transactions  denominated  in  Euros.   Business
activities in various currencies expose the Company to  the
risk   that  the  eventual  net  dollar  cash  flows   from
transactions with foreign suppliers denominated in  foreign
currencies may be adversely affected by changes in currency
rates.   The  Company  manages  these  risks  by  utilizing
foreign  exchange forward contracts to hedge its  costs  on
future  purchases.  The Company does not enter into foreign
currency  transactions for speculative purposes.  At  March
31,  2004,  the  Company  had  forward  exchange  contracts
totaling   $20.5  million  with  an  unrealized   gain   of
approximately $1,000 net of taxes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels, a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's year-to-date and projected 2004 and actual 2003 net income.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

        The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities
Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report, have concluded that the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

Changes in internal controls

        During the Company's most recent fiscal quarter, no changes occurred in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

               Part II - OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Changes in Securities, Use of Proceeds, and Issuer
        Purchases of Equity Securities.  None

Item 3. Defaults Upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information.  None

Item 6.Exhibits and Reports on Form 8-K.

     (a) Exhibits:

          10.20  Lease agreement dated February 21, 2004 between
            Kenneth Cole Services, Inc.  and 400 Plaza Drive Inc.

          10.21 Sale and purchase agreement between Kenneth Cole Productions Inc. and SAAR Company, LLC for the premises located at 601 and 615 West 50th Street, New York, NY 10019

          31.1 Certification of Kenneth D. Cole, Chief Executive Officer of Kenneth Cole Productions, Inc., pursuant to Rule 13(a)-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

          31.2 Certification of Stanley A. Mayer, Chief
               Financial Officer of Kenneth Cole
               Productions, Inc., pursuant to Rule 13(a)-
               14(a) or Rule 15(d)-14(a) of the Securities
               Exchange Act of 1934, as amended.

          32.1        Certification of Kenneth D. Cole, Chief
            Executive Officer of Kenneth Cole
            Productions, Inc., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          32.2  Certification of Stanley A. Mayer, Chief
               Financial Officer of Kenneth Cole
               Productions, Inc., pursuant to 18 U.S.C.
               section 1350, as adopted pursuant to
               section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K:

     (i)    The Company filed a report on Form 8-K on February
          27, 2004 in conjunction with the announcement of the Company's results for the year ended December 31, 2003.


     (ii)   The Company filed a report an Form 8-K on March 25,
          2004 announcing that the Company will not renew their licensing agreement with Liz Claiborne, Inc., which designs, manufactures, and sells women's sportswear under the Kenneth Cole brand. The Company has contracted Paul Davril, Inc., its current menswear licensee to replace Liz Claiborne, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Kenneth Cole Productions, Inc.
                                          Registrant




May 7, 2004                            /s/ STANLEY A. MAYER
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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13(a)-15(e) and 15(d)-15(e) for the registrant and have:

     a.       designed   such   disclosure   controls   and
      procedures   to  ensure  that  material   information
      relating                 to the registrant, including
      its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function) :

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors and material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls





                            By:  /s/ Kenneth D. Cole
                                 ---------------------
                                  Kenneth D. Cole
                                  Chief Executive Officer



Date:  May 7, 2004

                                              Exhibit   31.2

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13(a)-15 and 15(d)-15(e) for the registrant and have:

  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function) :

     a.  all  significant deficiencies  in  the  design  or
      operation   of   internal   controls   which    could
      adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors and material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls





                            By:  /s/ Stanley A. Mayer
                                 -----------------------
                                 Stanley A. Mayer
                                 Chief Financial Officer



Date:  May 7, 2004

                                              Exhibit 32.01
                 CERTIFICATION PURSUANT TO
                  18 U.S.C. SECTION 1350,
                  AS ADOPTED PURSUANT TO
       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In  connection  with  the  Annual Report  of  Kenneth  Cole
Productions,  Inc.  (the "Company") on Form  10-Q  for  the
period  ended  March 31, 2004 as filed with the  Securities
and  Exchange Commission on the date hereof (the "Report"),
I, Kenneth D. Cole, Chairman and Chief Executive Officer of
the  Company,  certify, pursuant to 18 U.S.C.  1350,  as
adopted  pursuant  to  906 of the Sarbanes-Oxley  Act  of
2002, that:
            (1)   The   Report  fully  complies  with   the
requirements  of Section 13(a) or 15(d) of  the  Securities
Exchange Act of 1934, as amended; and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kenneth D. Cole

Kenneth D. Cole
Chairman and Chief Executive Officer
Kenneth Cole Productions, Inc.
May 7, 2004


A  signed  original of this written statement  required  by
Section  906, other document authenticating, acknowledging,
or  otherwise adopting the signature that appears in  typed
form   within  the  electronic  version  of  this   written
statement  required by Section 906, has  been  provided  to
Kenneth  Cole  Productions, Inc. and will  be  retained  by
Kenneth  Cole  Productions,  Inc.  and  furnished  to   the
Securities and Exchange Commission or its staff upon request.

                                              Exhibit 32.02
                 CERTIFICATION PURSUANT TO
                  18 U.S.C. SECTION 1350,
                  AS ADOPTED PURSUANT TO
       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with  the  Annual Report  of  Kenneth  Cole
Productions,  Inc.  (the "Company") on Form  10-Q  for  the
period  ended  March 31, 2004 as filed with the  Securities
and  Exchange Commission on the date hereof (the "Report"),
I,  Stanley  A. Mayer, Executive Vice President  and  Chief
Financial Officer of the Company, certify, pursuant  to  18
U.S.C. 1350, as adopted pursuant to  906 of the Sarbanes-
Oxley Act of 2002, that:
            (1)   The   Report  fully  complies  with   the
requirements  of Section 13(a) or 15(d) of  the  Securities
Exchange Act of 1934, as amended; and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stanley A. Mayer

Stanley A. Mayer
Executive Vice President and
Chief Financial Officer
Kenneth Cole Productions, Inc.
May 7, 2004


A  signed  original of this written statement  required  by
Section  906, other document authenticating, acknowledging,
or  otherwise adopting the signature that appears in  typed
form   within  the  electronic  version  of  this   written
statement  required by Section 906, has  been  provided  to
Kenneth  Cole  Productions, Inc. and will  be  retained  by
Kenneth  Cole  Productions,  Inc.  and  furnished  to   the
Securities and Exchange Commission or its staff upon request.

                                                 EXHIBIT 10.20

                 400 PLAZA DRIVE, INC.


                        Landlord,


                          and


              KENNETH COLE SERVICES, INC.





                        Tenant



                  _____________________


                         LEASE

                  _____________________




                      Office Premises
                           in

                      400 Plaza Drive
                      Secaucus, New Jersey


___________________________________________________________
___________________________________________________________






                        TABLE OF CONTENTS
 A R T I C L E S                                         P A G E


ARTICLE 1 - DEFINITIONS                                       1

ARTICLE 2 - DEMISE AND TERM                                   8

ARTICLE 3 - RENT                                              9

ARTICLE 4 - USE OF DEMISED PREMISES                          10

ARTICLE 5 - PREPARATION OF DEMISED PREMISES                  10

ARTICLE 6 - TAX AND OPERATING EXPENSE PAYMENTS               11

ARTICLE 7 - COMMON AREAS                                     13

ARTICLE 8 - SECURITY                                         14

ARTICLE 9 - SUBORDINATION                                    15

ARTICLE 10 - QUIET ENJOYMENT                                 17

ARTICLE 11 - ASSIGNMENT, SUBLETTING AND MORTGAGING           17

ARTICLE 12 - COMPLIANCE WITH LAWS                            21

ARTICLE 13 - INSURANCE AND INDEMNITY                         22

ARTICLE 14 - RULES AND REGULATIONS                           25

ARTICLE 15 - ALTERATIONS                                     25

ARTICLE 16 - LANDLORD'S AND TENANT'S PROPERTY                27

ARTICLE 17 - REPAIRS AND MAINTENANCE                         28

ARTICLE 18 - ELECTRIC ENERGY                                 29

ARTICLE 19 - HEAT, VENTILATION AND AIR-CONDITIONING          29

ARTICLE 20 - OTHER SERVICES; SERVICE INTERRUPTION            30

ARTICLE 21 - ACCESS, CHANGES AND NAME                        31


ARTICLE 22 - MECHANICS' LIENS AND OTHER LIENS                32


ARTICLE 23 - NON-LIABILITY AND INDEMNIFICATION                32

ARTICLE 24 - DAMAGE OR DESTRUCTION                            33

ARTICLE 25 - EMINENT DOMAIN                                   35

ARTICLE 26 - SURRENDER                                        36

ARTICLE 27 - CONDITIONS OF LIMITATION                         37

ARTICLE 28 - RE-ENTRY BY LANDLORD                             38

ARTICLE 29 - DAMAGES                                          38

ARTICLE 30 - AFFIRMATIVE WAIVERS                              41

ARTICLE 31 - NO WAIVERS                                       41

ARTICLE 32 - CURING DEFAULTS                                  41

ARTICLE 33 - BROKER                                           42

ARTICLE 34 - NOTICES                                          43

ARTICLE 35 - ESTOPPEL CERTIFICATES                            43

ARTICLE 36 - ARBITRATION                                      44

ARTICLE 37 - MEMORANDUM OF LEASE                              44

ARTICLE 38 - INTENTIONALLY OMITTED                            45

ARTICLE 39 - MISCELLANEOUS                                    45





EXHIBITS

Exhibit A - Demised Premises

Exhibit B - Description of Land

Exhibit C - Workletter

Exhibit D - Rules and Regulations

Exhibit E - Cleaning Specifications

Exhibit F - Letter of Credit

Exhibit G - Copies of Real Estate Tax Bills for 2003 & 2004

Exhibit H - Form of Subordination, Non-Disturbance and
            Attornment Agreement






     LEASE, dated February 21, 2004, between 400 Plaza Drive, Inc., a New Jersey Corporation, having an office at 400 Plaza Drive, Secaucus, New Jersey 07096-1515 ("Landlord"), and Kenneth Cole Services, Inc., a corporation, having an office at 2 Emerson Lane, Secaucus, New Jersey 07094 ("Tenant").




                      ARTICLE 1 - DEFINITIONS


     1.01. As used in this Lease (including in all Exhibits and any Riders attached hereto, all of which shall be deemed to be part of this Lease) the following words and phrases shall have the meanings indicated:

  A.     Advance Rent: Intentionally Omitted.

  B. Additional Charges: All amounts that become payable by Tenant to Landlord hereunder other than the Fixed Rent.

  C. Architect: Vincent Antonacci or such other architect as Landlord may designate.

     D. Base Year: The twelve month period commencing June 1, 2004 and ending on May 31, 2005.

  E.     Broker: Cresa Partners.

     F. Building: The building or buildings now or hereafter located on the Land and known or to be known as 400 Plaza Drive, Secaucus, New Jersey.

     G. Building Fraction: A fraction the numerator of which is the Floor Space of the Building (approximately 252,354 square feet)
and the denominator of which is the aggregate Floor Space of the buildings in the Development. If the aggregate Floor Space of the
buildings  in  the  Development  shall  be  changed  due  to   any
construction or alteration, the denominator of the Building Fraction shall be increased or decreased to reflect such change.

     H. Business Days: All days except Saturdays, Sundays, days observed by the federal or state government as legal holidays and such other holidays as shall be designated as holidays by the applicable building service union employees' service contract or by the applicable operating engineers' contract.

     I. Business Hours: Generally customary daytime business hours, but not before 8:00 A.M. or after 6:00 P.M.

  J. Calendar Year: Any twelve-month period commencing on a January 1.

  A.


  K. Commencement Date: The earlier of (a) the date on which both: (i) the Demised Premises shall be Ready for Occupancy, and
  (ii) actual possession of the Demised Premises shall have been delivered to Tenant by notice to Tenant (but not earlier than May 1, 2004), or (b) the date Tenant, or anyone claiming under or through Tenant, first occupies the Demised Premises or any part thereof for any purpose other than the performance of Tenant's Work.

       L. Common Areas: All areas, spaces and improvements in the Building and on the Land which Landlord makes available from time to time for the common use and benefit of the tenants and occupants of the Building and which are not exclusively available for use by a single tenant or occupant, including, without limitation, parking areas, roads, walkways, sidewalks, landscaped and planted areas, community rooms, if any, the managing agent's office, if any, and public rest rooms, if any.

       M. Demised Premises: The space that is or will be located on the 3rd Floor of the Building and that is indicated on the floor plan(s) attached hereto as Exhibit A. Landlord and Tenant have agreed that for purposes of this Lease, the Demised Premises as shown on Exhibit A contain 51,031 square feet of Floor Space.

       N. Harmon Meadow-Development: All lands and improvements now existing or hereafter constructed, in which Landlord or its related entities has an interest, located north of Route 3, east of the eastern spur of the New Jersey Turnpike, south of 69th Street and west of West Side Avenue.

       O. Expiration Date: The date that is the day before the 10th anniversary of the Commencement Date if the Commencement Date is the first day of a month, or the 10th anniversary of the last day of the month in which the Commencement Date occurs if the Commencement Date is not the first day of a month. However, if the Term is extended by Tenant's effective exercise of Tenant's right, if any, to extend the Term, the "Expiration Date" shall be changed to the last day of the last extended period as to which Tenant shall have effectively exercised its right to extend the Term. For the purposes of this definition, the earlier termination of this Lease shall not affect the "Expiration Date."

       P. Fixed Rent: An amount at the annual rate of $20.50 multiplied by the number of square feet of Floor Space of the Demised Premises for the period commencing on the Commencement Date through the date which ids the day before the fifth anniversary of the Commencement Date (i.e. years 1-5), and at the annual rate of $22.50 multiplied by the number of square feet of Floor Space of the Demised Premises for the period commencing on the fifth anniversary of the Commencement Date through the date which is the original Expiration Date (i.e. years 6-10). It is intended that except as expressly provided in this Lease, including but not limited to Article 6, Article 17 and Section
  1.01 Z hereof, the Fixed Rent shall be an absolutely net return to Landlord throughout the Term, free of any expense, charge or other deduction whatsoever, with respect to the Demised Premises, the Building, the Land and/or the ownership, leasing, operation, management, maintenance, repair, rebuilding, use or occupation thereof, or any portion thereof, with respect to any interest of Landlord therein.


       K.


Q. Floor Space: As to the Demised Premises, the sum of the floor area stated in square feet bounded by the exterior faces of the exterior walls, or by the exterior or Common Area face of any wall between the Demised Premises and any portion of the Common Areas, or by the center line of any wall between the Demised Premises and space leased or available to be leased to a tenant or occupant plus eighteen (18%). Notwithstanding anything contained in the preceding sentence to the contrary, Landlord and Tenant have agreed that for purposes of this Lease, the Demised Premises as shown on Exhibit A contain 51,031 square feet of Floor Space.
     Any reference to Floor Space of a building other than the Demised Premises shall mean the floor area of all levels or stories of such building, excluding any roof, except such portion thereof (other than cooling towers, elevator penthouses, mechanical rooms, chimneys and staircases, entrances and exits) as is permanently enclosed, and including any interior basement level or mezzanine area not occupied or used by a tenant on a continuing or repetitive basis, and any mechanical room, enclosed or interior truck dock, interior common areas, and areas used by Landlord for storage, for housing meters and/or other equipment or for other purposes. Any reference to the Floor Space is intended to refer to the Floor Space of the entire area in question irrespective of the Person(s) who may be the owner(s) of all or any part thereof.

  S.     Guarantor: Kenneth Cole Productions, Inc.

T. Insurance Requirements: Rules, regulations, orders and other requirements of the applicable board of underwriters and/or the applicable fire insurance rating organization and/or any other similar body performing the same or similar functions and having jurisdiction or cognizance over the Land and Building, whether now or hereafter in force.

     U. Land: The Land upon which the Building and Common Areas are located. The Land is described on Exhibit B.

     V. Landlord's Work: The materials and work to be furnished, installed and performed by Landlord in accordance with the provisions of Exhibit C.

W. Legal Requirements: Laws and ordinances of all federal, state, city, town, county, borough and village governments, and rules, regulations, orders and directives of all departments, subdivisions, bureaus, agencies or offices thereof, and of any other governmental, public or quasi-public authorities having jurisdiction over the Land and Building, whether now or hereafter in force, including, but not limited to, those pertaining to environmental matters.

  X.     Mortgage: A mortgage and/or a deed of trust.

  Y. Mortgagee: A holder of a mortgage or a beneficiary of a deed of trust.

Z. Operating Expenses: The sum of the following: (1) the cost and expense (whether or not within the contemplation of the parties) for the repair, replacement, maintenance, policing, insurance and operation of the Building and Land, and (2) the
Building Fraction of the sum of (a) the cost and expense for the repair, replacement, maintenance, policing, insurance and operation of the
S.
Development Common Areas; (b) the Real Estate Taxes, if any, attributable to the Development Common Areas; and (3) the Parking Charges; The "Operating Expenses" shall, include, without limitation, the following: (x) the cost for rent, casualty, liability, boiler and fidelity insurance, (y) if an independent managing agent is employed by Landlord, the fees payable to such agent (provided the same are competitive with the fees payable to independent managing agents of comparable facilities in Hudson County, and (z) costs and expenses incurred for legal, accounting and other professional services (including, but not limited to, costs and expenses for in-house or staff legal counsel or outside counsel at rates not to exceed the reasonable and customary charges for any such services as would be imposed in an arms length third party agreement for such services, subject to the limitations of subsection (vii) below). In all years subsequent to Base Year, if Landlord is itself managing the Building and has not employed an independent third party for such management, Landlord shall be entitled to 15% of the resulting total of all of the foregoing items making up "Operating Expenses" for Landlord's home office administration and overhead cost and expense. All items included in Operating Expenses shall be determined in accordance with generally accepted accounting principles consistently applied.

     The items making up Operating Expenses shall not include the following:

          (i) Costs for which Landlord is specifically reimbursed by Tenant or any other tenant (other than through operating expense provisions), or by insurance carried pursuant to this Lease;

          (ii) Interest or principal on mortgages of the Land and Building or the Development, if any, and costs relating to financing or refinancing, rents under underlying leases or Superior Leases, and any ground rent, additional rent, or other charges under underlying leases or Superior Leases, unless otherwise includable in Operating Expenses (but not in duplication thereof);

          (iii) Rent concessions or expenditures for any tenant alteration, renovation, decoration, redecoration or finish of any other tenant space in the Building or in other buildings in the Development whether performed in connection with the occupancy of such space by a new tenant or in connection with a renewal of a lease for such space by the existing tenant thereof or the relocation of a tenant or otherwise with respect to such tenancy;

          (iv) Leasing commissions, marketing and advertising costs related to leasing space in the Building and all finder's fees and all other leasing expenses incurred in procuring tenants, including without limitation, tenant space preparation and relocation costs;

          (v) The cost of repairs, replacements or other work incurred by reason of fire, casualty, or condemnation to the extent same is reimbursed by insurance proceeds, provided that if any non-reimbursement is due to Landlord's failure to pay the applicable insurance premiums or Landlord is otherwise at fault for such non-reimbursement, then such non-reimbursed amounts shall not be included Operating Expenses;


          (i)


     (vi) Any cost or other sum, representing an amount paid to an affiliated corporation, entity, or person which is in excess of the amount which would be paid in the absence of such relationship;

          (vii) Costs and expenses for legal, accounting and other professional services (including, but not limited to, costs and expenses for in-house or staff legal counsel or outside counsel) incurred in connection with any negotiation of any lease in the Building, enforcement of lease provisions (other than relating to Common Areas or Rules and Regulations) or the collection of rent, any relationships or disputes with any former tenants, prospective tenants, or other lawful occupants of the Building, preparation of financial statements for Mortgagees, preparation of Landlord's income tax returns (other than in connection with Real Estate Taxes);

          (viii) Capital improvements by Landlord, except as follows: to the extent any of the expenditures by Landlord making up Operating Expenses hereunder would be classified as capital expenditure items pursuant to generally accepted accounting principles then only an amount, per annum, equal to the cost of such items amortized over the useful life of such item, as reasonably determined by Landlord, together with interest thereon at the Prime Rate as announced in the Wall Street Journal (or a successor index reasonably selected by Landlord), shall be included annually in Operating Expenses with respect to the capital expenditures (including but not limited to capital expenditures of Landlord in connection with any change in Legal Requirements, but excluding any capital expenditures for additions to the Building to the extent such additions increase the Floor Space of the Building, and any capital expenditures made from insurance or condemnation proceeds in connection with the restoration of any casualty or condemnation of the Building);

          (ix) With respect to the Development Common Areas, capital expenditures under generally accepted accounting principals with respect to office buildings and retail premises in the Development occupied or offered for sale or lease other than the Building;

          (x) Income and franchise taxes of Landlord or its affiliated entities (other than the Building Share of any taxes imposed upon the property owner's association pursuant to the Declaration) including corporate, unincorporated business, estate or inheritance tax or charges imposed upon or assessed against Landlord, provided however, that nothing in this subsection (ix) shall be deemed to limit the provisions of Section 6.01 hereof;

          (xi) Lease takeover or termination costs incurred by Landlord in connection with any other lease in the Building, including any payments required to be made in connection with the termination of such lease.

          (xii) depreciation and amortization in connection with the Building or the Building equipment, fixtures, or systems except as otherwise specifically provided in subsection (viii);

          (xiii) the cost of electricity (including applicable taxes) and other utilities furnished directly to leased areas of the Building or other areas of the Building offered for lease (other than the Demised Premises) as measured by meters, or if there be no meters, as determined by a

          (vi)
reputable independent electrical consultant mutually acceptable to Landlord and Tenant, and the cost of other utilities furnished to such other leased areas of the Building or other areas of the Building offered for lease (other than the Demised Premises) as measured by meters or, if there be no meters, as determined by a reputable independent consultant mutually acceptable to Landlord and Tenant;

          (xiv) salaries, fringe benefits, administrative expenses and any other compensation of personnel above the grade of vice president, property management or equally held positions (if any such personnel perform services for premises other than the Building, the salaries, fringe benefits, administrative expenses and other compensation of such personnel shall be allocated pro rata between the Building and such other premises);

     (xv) Real Estate Taxes (which are provided for in Section 6.01 hereof);

     (xvi)  Bad debt or rent loss reserves;

          (xvii) Any interest, fine, penalty or other late charge payable by Landlord (other than if caused by the act of Tenant, or Tenant's agents or invitees) except to the extent that the cost of avoiding liability for such interest, fine, penalty or other late charge exceeds the amount thereof or any increase in insurance premium or charge resulting from Landlord's violation of any Legal
     Requirements or insurance requirement; and

          (xviii)Costs incurred to test, survey, cleanup, contain, abate, remove, or otherwise remedy hazardous chemicals, hazardous wastes or asbestos containing materials from the Land or the Building, to the extent such hazardous chemicals, hazardous wastes or asbestos containing materials were located on the Land or in the building prior to the date Tenant occupies any part of the Building or the Land.

     AA. Parking Charges: The cost and expense of the repair, replacement, striping, maintenance, policing, insurance, Real Estate Taxes, utilities, and landscaping attributable to the pro rata share of the parking deck(s) allocated to the Building. The pro rata share shall be determined based upon the number of parking spaces allocated to the Building divided by the total number of the parking spaces in the parking deck(s). The parking charges shall include expenses attributable only to the parking deck(s) and shall not include expenses attributable to any other improvements.

     BB. Permitted Uses: Executive and administrative offices of a character consistent with that of a first class office building.

     CC. Person: A natural person or persons, a partnership, a corporation, or any other form of business or legal association or entity.

     DD. Ready for Occupancy: The condition of the Demised Premises when for the first time the Landlord's Work shall have been substantially completed. The Landlord's Work shall be deemed substantially completed notwithstanding the fact that minor or insubstantial details of construction, mechanical adjustment or decoration remain to be performed, the non-completion of which does not materially interfere with Tenant's use of the Demised Premises.

     EE. Real Estate Taxes: The real estate taxes, assessments and special assessments imposed upon the Building and Land by any federal, state, municipal or other governments or governmental bodies or authorities, and any expenses incurred by Landlord in contesting such taxes or assessments and/or the assessed value of the Building and Land, which expenses shall be allocated to the period of time to which such expenses relate. If at any time during the Term the methods of taxation prevailing on the date hereof shall be altered so that in lieu of, or as an addition to or as a substitute for, the whole or any part of such real estate taxes, assessments and special assessments now imposed on real estate there shall be levied, assessed or imposed (a) a tax, assessment, levy, imposition, license fee or charge wholly or partially as a capital levy or otherwise on the rents received therefrom, or (b) any other such additional or substitute tax, assessment, levy, imposition or charge, then all such taxes, assessments, levies, impositions, fees or charges or the part thereof so measured or based shall be deemed to be included within the term "Real Estate Taxes" for the purposes hereof. Absent an alteration in the method of taxation as set forth above, and except with respect to charges imposed in lieu of real estate taxes, assessments and special assessments, "Real Estate Taxes" shall not be deemed to include Landlord's personal and corporate income taxes, inheritance and estate taxes, franchise, gift and transfer taxes. With respect to the calculation of Tenant's Fraction of Real Estate Taxes payable by Tenant under this Lease for the any year subsequent to the Base Year, Landlord agrees that the Real Estate Taxes for the Base Year shall not include any discount received by Landlord for payment of Real Estate Taxes in advance for purposes of obtaining a discount on such taxes unless Landlord pays such Real Estate Taxes in advance on a discounted basis in the Base Year as well as the year for which Tenant's Fraction of Real Estate Taxes is being calculated. A copy of the real estate tax bill for the Land and the Building for the year 2003 and a copy of the preliminary real estate tax bill for the Land and Building for 2004 are attached hereto for reference as Exhibit G; no representation or warranty is made by Landlord with respect to such real estate tax bills or with respect to any future Real Estate Taxes.

     FF. Rent: The Fixed Rent and the Additional Charges.

     GG. Rules and Regulations: The reasonable rules and regulations that may be promulgated by Landlord from time to time, which may be reasonably changed by Landlord from time to time. The Rules and Regulations now in effect are attached hereto as Exhibit D.

     HH. Security Deposit: One Hundred Seventy-Four Thousand Three Hundred Fifty-Five & 92/100 Dollars ($174,355.92).

     II. Intentionally Omitted.

     JJ. Successor Landlord: As defined in Section 9.03.

     KK. Superior Lease: Any lease to which this Lease is, at the time referred to, subject and subordinate.

     LL. Superior Lessor: The lessor of a Superior Lease or its successor in interest, at the time referred to.

     MM. Superior Mortgage: Any Mortgage to which this Lease is, at the time referred to, subject and subordinate.

     NN. Superior Mortgagee: The Mortgagee of a Superior Mortgage at the time referred to.

     OO. Tenant's Fraction: The Tenant's Fraction shall mean the fraction, the numerator of which shall be the Floor Space of the Demised Premises and the denominator of which shall be the Floor Space of the Building (20.22%). If the size of the Demised Premises or the Building shall be changed from the initial size thereof, due to any taking, any construction or alteration work or otherwise, the Tenant's Fraction shall be changed to the fraction the numerator of which shall be the Floor Space of the Demised Premises and the denominator of which shall be the Floor Space of the Building. In the event Landlord reasonably determines that Tenant's utilization of any item of Operating Expenses exceeds the fraction referred to above, Tenant's Fraction with respect to such item shall, at Landlord's option, mean the percentage of any such item (but not less than the fraction referred to above) which Landlord reasonably estimates as Tenant's proportionate share thereof and for which Landlord provides documentation to Tenant setting forth such determination in reasonable detail.

     PP. Tenant's Property: As defined in Section 16.02.

     QQ. Tenant's Work: The facilities, materials and work which may be undertaken by or for the account of Tenant (other than the Landlord's Work) to equip, decorate and furnish the Demised Premises for Tenant's occupancy in accordance with the provisions of Exhibit C.

     RR. Term: The period commencing on the Commencement Date and ending at 11:59 p.m. of the Expiration Date, but in any event the Term shall end on the date when this Lease is earlier terminated.

     SS. Unavoidable Delays: A delay arising from or as a result of a strike, lockout, or labor difficulty, explosion, sabotage, accident, riot or civil commotion, act of war, fire or other catastrophe, Legal Requirement or an act of the other party and any cause beyond the reasonable control of that party, provided that the party asserting such Unavoidable Delay has exercised its best efforts to minimize such delay.


                    ARTICLE 2 - DEMISE AND TERM


     2.01. Landlord hereby leases to Tenant, and Tenant hereby hires from Landlord, the Demised Premises, for the Term. Promptly following the Commencement Date, the parties hereto shall enter into an agreement in form and substance satisfactory to Landlord setting forth the Commencement Date.


                         ARTICLE 3 - RENT



     3.01. Tenant shall pay the Fixed Rent in equal monthly installments in advance on the first day of each and every calendar month during the Term. If the Commencement Date occurs on a day other than the first day of a calendar month, the Fixed Rent for the partial calendar month at the commencement of the Term shall be prorated.

     3.02. The Rent shall be paid in lawful money of the United States to Landlord at its office, or such other place, or Landlord's agent, as Landlord shall designate by notice to Tenant. Tenant shall pay the Rent promptly when due without notice or demand therefor and without any abatement, deduction or setoff for any reason whatsoever, except as may be expressly provided in this Lease. If Tenant makes any payment to Landlord by check, same shall be by check of Tenant and Landlord shall not be required to accept the check of any other Person, and any check received by Landlord shall be deemed received subject to collection. If any check is mailed by Tenant, Tenant shall post such check in sufficient time prior to the date when payment is due so that such check will be received by Landlord on or before the date when payment is due. Tenant shall assume the risk of lateness or failure of delivery of the mails, and no lateness or failure of the mails will excuse Tenant from its obligation to have made the payment in question when required under this Lease.

     3.03. No payment by Tenant or receipt or acceptance by Landlord of a lesser amount than the correct Rent shall be deemed to be other than a payment on account, nor shall any endorsement or statement on any check or any letter accompanying any check or payment be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance or pursue any other remedy in this Lease or at law provided.

     3.04. If Tenant is in arrears in payment of Rent, Tenant waives Tenant's right, if any, to designate the items to which any payments made by Tenant are to be credited, and Landlord may apply any payments made by Tenant to such items as Landlord sees fit, irrespective of and notwithstanding any designation or request by Tenant as to the items to which any such payments shall be credited.

     3.05. In the event that any installment of Rent due hereunder shall be overdue for more than five (5) days, a "Late Charge" equal to four percent (4%) or the maximum rate permitted by law, whichever is less ("Late Payment Rate") for Rent so overdue may be charged by Landlord for each month or part thereof that the same remains overdue ("Late Payment Rate"). Provided Tenant is not otherwise in default under this Lease beyond applicable notice and cure periods, Landlord shall waive the Late Charge with respect to Tenant's first late payment of Rent within any calendar year, provided further that Tenant pays such late Rent within ten (10) days after written notice that same has not been paid. In the event that any check tendered by Tenant to Landlord is returned for insufficient funds, Tenant shall pay to Landlord, in addition to the charge imposed by the preceding sentence, a fee of $50.00. Any such Late Charges if not previously paid shall, at the option of the Landlord, be added to and become part of the next succeeding Rent payment to be made hereunder.



                ARTICLE 4 - USE OF DEMISED PREMISES

     4.01. Tenant shall use and occupy the Demised Premises for the Permitted Uses, and Tenant shall not use or permit or suffer the use of the Demised Premises or any part thereof for any other purpose.

     4.02. If any governmental license or permit: including, but not limited to a Certificate of Occupancy or a Certificate of Continued Occupancy shall be required for the proper and lawful conduct of Tenant's business in the Demised Premises or any part thereof, Tenant shall duly procure and thereafter maintain such license or permit and submit the same to Landlord for inspection. Tenant shall at all times comply with the terms and conditions of each such license or permit. Tenant shall not at any time use or occupy, or suffer or permit anyone to use or occupy the Demised Premises, or do or permit anything to be done in the Demised
Premises, in any manner which (a) violates the Certificate of Occupancy or Certificate of Continued Occupancy for the Demised Premises or for the Building; (b) causes or is liable to cause injury to the Building or any equipment, facilities or systems therein; (c) constitutes a violation of the Legal Requirements or applicable Insurance Requirements; (d) constitutes a violation of applicable Insurance Requirements, of which Tenant has been given notice (e) impairs or tends to impair the character, reputation or appearance of the Building as a first-class office building; (f) impairs or tends to impair the proper and economic maintenance, operation and repair of the Building and/or its equipment, facilities or systems; or (g) constitutes a nuisance or adversely affects other tenants or occupants of the Building.


            ARTICLE 5 - PREPARATION OF DEMISED PREMISES


     5.01.(a) The Demised Premises shall be completed and prepared for Tenant's occupancy in the manner described in, and subject to the provisions of, Exhibit C (including but not limited to the approved Plans attached thereto and referred to herein). Tenant shall occupy the Demised Premises promptly after the same are Ready for Occupancy and possession thereof is delivered to Tenant by Landlord giving to Tenant a notice of such effect, but not prior to May 1, 2004. Except as expressly provided to the contrary in this Lease, the taking of possession by Tenant of the Demised Premises shall be conclusive evidence as against Tenant that the Demised Premises and the Building were in good and satisfactory condition at the time such possession was taken.

     Tenant shall provide Landlord with written notice of any claimed defects in workmanship or materials in Landlord's Work (except for any defects in the Demised Premises or the Building which were not known or reasonably discoverable by Tenant by observation or an inspection ["Latent Defects"]), and any items of work performed by Landlord of a minor or insubstantial nature ("Punchlist Items") not later than thirty (30) days after Tenant receives notice from Landlord that the Demised Premises are Ready for Occupancy, and with respect to any Latent Defects, within thirty (30) days after tenant becomes aware of such defect. Landlord shall us reasonable efforts to complete any punchlist items within thirty (30) days after receipt of written notice from Tenant. If Landlord fails to complete any punchlist items within said thirty (30) day period, other than as a result of unavoidable delay, Tenant shall have the right to exercise self help with respect thereto as more particularly provided in Section 32.02 of this Lease.

     5.01.(b) If Tenant requests and revised changes in the working drawings, the provisions of Section 5.02 shall apply. Tenant shall, within fifteen (15) days of its receipt of prices from Landlord with respect to any changes requested by Tenant, review and approve the prices by giving Landlord written notice thereof. If Tenant does not respond within said fifteen (15) day period, the prices shall be deemed approved. If Tenant disapproves of any prices, the provisions of Section 5.02 shall apply.

     5.02. If the substantial completion of the Landlord's Work shall be delayed due to (a) any act or omission of Tenant or any of its employees, agents or contractors (including, without limitation, [i] any delays due to changes in or additions to the Landlord's Work, or [ii] any delays by Tenant in the submission of plans, drawings, specifications or other information or in approving any working drawings or estimates or in giving any authorizations or approvals), or (b) any additional time needed for the completion of the Landlord's Work by the inclusion in the Landlord's Work of any items specified by Tenant that require long lead time for delivery or installation, then the Demised Premises shall be deemed Ready for Occupancy on the date when they would have been ready but for such delay(s).

     5.03. Intentionally Omitted.

     5.04. Landlord reserves the right, at any time and from time to time, to increase, reduce or change the number, type, size, location, elevation, nature and use of any of the Common Areas and the Building and any other buildings and other improvements on the Land, including, without limitation, the right to move and/or remove same, provided same shall not unreasonably block or interfere with Tenant's means of ingress or egress to and from the Demised Premises.


          ARTICLE 6 - TAX AND OPERATING EXPENSE PAYMENTS


     6.01. Tenant shall pay to Landlord, as hereinafter provided, Tenant's Fraction of the Real Estate Taxes. Tenant's Fraction of the Real Estate Taxes shall be the Real Estate Taxes in respect of the Building for the period in question, less the Real Estate Taxes attributable to the Base Year, multiplied by the Tenant's Fraction, plus the Real Estate Taxes in respect of the Land for the period in question, less the Real Estate Taxes attributable to the Base Year, multiplied by the Tenant's Fraction. If any portion of the Building shall be exempt from all or any part of the Real Estate Taxes, then for the period of time when such exemption is in effect, the Floor Space on such exempt portion shall be excluded when making the above computations in respect of the part of the Real Estate Taxes for which such portion shall be exempt. Landlord shall estimate the annual amount of Tenant's Fraction of the Real Estate Taxes (which estimate may be changed by Landlord at any time and from time to time), and Tenant shall pay to Landlord 1/12th of the amount so estimated on the first day of each month in advance. Tenant shall also pay to Landlord on demand from time to time the amount which, together with said monthly installments, will be sufficient in Landlord's estimation to pay Tenant's Fraction of any Real Estate Taxes thirty (30) days prior to the date when such Real Estate Taxes shall first become due. When the amount of any item comprising Real Estate Taxes is finally determined for a real estate fiscal tax year, Landlord shall submit to Tenant a statement in reasonable detail of the same, and the figures used for computing Tenant's Fraction of the same, and if Tenant's Fraction so stated is more or less than the amount theretofore paid by Tenant for such item based on Landlord's estimate, Tenant shall pay to Landlord the deficiency within ten (10) days after submission of such statement, or Landlord shall, at its sole election, either refund to Tenant the excess or apply same to future installments of Real Estate Taxes due hereunder. Any Real Estate Taxes for a real estate fiscal tax year, a part of which is included within the Term and a part of which is not so included, shall be apportioned on the basis of the number of days in the real estate fiscal tax year included in the Term, and the real estate fiscal tax year for any improvement assessment will be deemed to be the one-year period commencing on the date when such assessment is due, except that if any improvement assessment is payable in installments, the real estate fiscal tax year for each installment will be deemed to be the one-year period commencing on the date when such installment is due. The above computations shall be made by Landlord in accordance with generally accepted accounting principles, and the Floor Space referred to will be based upon the average of the Floor Space in existence on the first day of each month during the period in question. In addition to the foregoing, Tenant shall be responsible for any increase in Real Estate Taxes attributable to assessments for improvements installed by or for the account of Tenant at the Demised Premises. If the Demised Premises are not separately assessed, the amount of any such increase shall be determined by reference to the records of the tax assessor.

     6.02. Tenant shall pay to Landlord, as hereinafter provided, Tenant's Fraction of the Operating Expenses. Tenant's Fraction of the Operating Expenses shall be the Operating Expenses for the period in question, less the Operating Expenses for the Base Year, multiplied by Tenant's Fraction]. Landlord shall estimate Tenant's annual Fraction of the Operating Expenses (which estimate may be reasonably changed by Landlord from time to time), and Tenant shall pay to Landlord 1/12th of the amount so estimated on the first day of each month in advance. If at any time Landlord changes its estimate of Tenant's Fraction of the Operating Expenses for the then current Calendar Year or partial Calendar Year, Landlord shall give notice to Tenant of such change and within ten (10) days after such notice Landlord and Tenant shall adjust for any overpayment or underpayment during the prior months of the then current Calendar Year or partial Calendar Year. After the end of each Calendar Year, including any partial Calendar Year at the beginning of the Term, and after the end of the Term, Landlord shall submit to Tenant a statement in reasonable detail stating Tenant's Fraction of the Operating Expenses for such Calendar Year, or partial Calendar Year in the event the Term shall begin on a date other than a January 1st and/or end on a date other than a December 31st, as the case may be, and stating the Operating Expenses for the period in question and the figures used for computing Tenant's Fraction, and if Tenant's Fraction so stated for such period is more or less than the amount paid for such period, Tenant shall pay to Landlord the deficiency within ten (10) days after submission of such statement, or Landlord shall, at its sole election, either refund to Tenant the excess or apply same to future installments of Operating Expenses due hereunder. All computations shall be made in accordance with generally accepted accounting principles.

     6.03. Landlord shall, within thirty (30) days after written request from Tenant (given no later than one hundred twenty (120) days after the issuance of the Landlord's statement of Real Estate Taxes or Operating Expenses pursuant to Section 6.01 or 6.02 hereof which Tenant desires to review), provide Tenant with such information as Tenant may reasonably request to permit Tenant to verify the charges first appearing in such statement including, without limitation access to and review of Landlord's relevant books, records and other financial information. Each such statement given by Landlord pursuant to Section 6.01 or Section
6.02 shall be conclusive and binding upon Tenant unless before the date which is one hundred twenty (120) days after the receipt of such statement, Tenant shall notify Landlord in writing that it disputes the correctness of the statement, specifying the particular respects in which the statement is claimed to be incorrect. If such dispute is not settled by agreement, either party may submit the dispute to arbitration as provided in Article
36. Pending the determination of such dispute by agreement or arbitration as aforesaid, Tenant shall, within thirty (30) days after receipt of such statement, pay the Additional Charges in accordance with such statement, without prejudice to Tenant's position. If the dispute shall be determined in Tenant's favor, Landlord shall credit or reimburse Tenant the amount of Tenant's overpayment.

                     ARTICLE 7 - COMMON AREAS


     7.01. So long as Tenant is not in default in the payment of Rent under this Lease beyond any applicable notice or cure period, subject to the provisions of Section 5.04, Landlord will operate, manage, equip, light, repair and maintain, or cause to be operated, managed, equipped, lighted, repaired and maintained, the Common Areas for their intended purposes. Landlord reserves the right, at any time and from time to time, to construct within the Common Areas kiosks, fountains, aquariums, planters, pools and sculptures, and to install vending machines, telephone booths, benches and the like, provided same shall not unreasonably block or interfere with Tenant's means of ingress or egress to and from the Demised Premises.

     7.02. So long as Tenant is not in default in the payment of Rent under this Lease beyond any applicable notice or cure period, Tenant and its subtenants and concessionaires, and their respective officers, employees, agents, customers and invitees, shall have the non-exclusive right, in common with Landlord and all others to whom Landlord has granted or may hereafter grant such right, but subject to the Rules and Regulations, to use the Common Areas. Landlord reserves the right, at any time and from time to time, to close temporarily all or any portions of the Common Areas when in Landlord's reasonable judgment any such closing is necessary or desirable (a) to make repairs or changes or to effect construction, (b) to prevent the acquisition of public rights in such areas, (c) to discourage unauthorized parking, or (d) to protect or preserve natural persons or property. Landlord may do such other acts in and to the Common Areas as in its judgment may be desirable to improve or maintain same.

     7.03. Tenant agrees that it, any subtenant or licensee and their respective officers, employees, contractors and agents will park their automobiles and other vehicles only where and as permitted by Landlord. Tenant will, if and when so requested by Landlord, furnish Landlord with the license numbers of any vehicles of Tenant, any subtenant or licensee and their respective officers, employees and agents. So long as Tenant is not in default under this Lease beyond any applicable notice and cure period, Tenant shall, during the Term, be entitled to the use by Tenant and its officers, employees, agents, and invitees of ten
(10) reserved parking spaces for parking of automobiles, in locations designated by Landlord under the Building, and Landlord shall provide Tenant with parking identification passes or decals for up to one hundred ninety (190) automobiles on a non-exclusive unreserved spaces in the parking areas serving the Building, for the non-exclusive use by Tenant and its officers, employees, agents, and invitees. Any use by Tenant of the Parking Facility at times other than on Business Days and during Business Hours shall be at Tenant's sole risk and cost and without additional cost or expense to Landlord.
                       ARTICLE 8 - SECURITY


     8.01(a).  Tenant  has  deposited with Landlord  the  Security
Deposit as security for the full and faithful payment and performance by Tenant of Tenant's obligations under this Lease. If Tenant defaults in the full and prompt payment and performance of any of its obligations under this Lease, beyond applicable notice and cure periods (provided, however that no notice or cure period shall be required after any event referred to under Section 27.01 occurs), if any, including, without limitation, the payment of Rent, Landlord may use, apply or retain the whole or any part of the Security Deposit to the extent required for the payment of any Rent or any other sums as to which Tenant is in default or for any sum which Landlord may expend or may be required to expend by reason of Tenant's default in respect of any of Tenant's obligations under this Lease, including, without limitation, any damages or deficiency in the reletting of the Demised Premises, whether such damages or deficiency accrue before or after summary proceedings or other re-entry by Landlord. If Landlord shall so use, apply or retain the whole or any part of the security, Tenant shall upon demand immediately deposit with Landlord a sum equal to the amount so used, applied and retained, as security as aforesaid. If Tenant shall fully and faithfully pay and perform all of Tenant's obligations under this Lease, the Security Deposit or any balance thereof to which Tenant is entitled shall be returned or paid over to Tenant after the date on which this Lease shall expire or sooner end or terminate, and after delivery to Landlord of entire possession of the Demised Premises. In the event of any sale or leasing of the Land, Landlord shall have the right to transfer the security to which Tenant is entitled to the vendee or lessee and Landlord shall thereupon be released by Tenant from all liability for the return or payment thereof; and Tenant shall look solely to the new landlord for the return or payment of the same; and the provisions hereof shall apply to every transfer or assignment made of the same to a new landlord. Tenant shall not assign or encumber or attempt to assign or encumber the monies deposited herein as security, and neither Landlord nor its successors or assigns shall be bound by any such assignment, encumbrance, attempted assignment or attempted encumbrance.

     8.01(b). In lieu of the cash security required by this Lease, at Landlord's option, Tenant shall provide to Landlord an irrevocable Letter of Credit in the amount of the Security Deposit in form and substance satisfactory to Landlord and issued by a financial institution approved by Landlord and otherwise conforming to Exhibit F, annexed hereto and made a part hereof. Landlord shall have the right, upon written notice to Tenant (except for Tenant's non-payment of Rent or for Tenant's failure to comply with Article 8.03 for which no notice shall be required), and regardless of the exercise of any other remedy the Landlord may have by reason of a default, to draw upon said Letter of Credit to cure any default of Tenant or for any purpose authorized by section 8.01(a) of this Lease and if Landlord does so, Tenant shall, upon demand, additionally fund the Letter of Credit with the amount so drawn so that Landlord shall have the full deposit on hand at all times during the Term of the Lease and for a period of thirty (30) days' thereafter. In the event of a sale of the Building or a lease of the Building subject to this Lease, Landlord shall have the right to transfer the security to the vendee or lessee.

     8.02. The Letter of Credit shall expire not earlier than thirty (30) days after the Expiration Date of this Lease. Upon Landlord's prior consent, the Letter of Credit may be of the type which is automatically renewed on an annual basis (Annual Renewal
Date), provided however, in such event Tenant shall maintain the Letter of Credit and its renewals in full force and effect during the entire Term of this Lease (including any renewals or extensions) and for a period of thirty (30) days thereafter. The Letter of Credit will contain a provision requiring the issuer thereof to give the beneficiary (Landlord) sixty (60) days' advance written notice of its intention not to renew the Letter of Credit on the next Annual Renewal Date.

     8.03. In the event Tenant shall fail to deliver to Landlord a substitute irrevocable Letter of Credit, in the amount stated above, on or before thirty (30) days prior to the next Annual Renewal Date, said failure shall be deemed a default under this Lease. Landlord may, in its discretion treat this the same as a default in the payment of Rent or any other default and pursue the appropriate remedy. In addition, and not in limitation, Landlord shall be permitted to draw upon the Letter of Credit as in the case of any other default by Tenant under the Lease.
                     ARTICLE 9 - SUBORDINATION


     9.01. Provided that (a) the Superior Mortgagee pursuant to a Mortgage dated prior to the date hereof shall execute and deliver to Tenant an agreement, in recordable form, substantially in the form attached hereto and made a part hereof as Exhibit H, or (b) with respect to any future Mortgagee pursuant to a future Mortgage, such future Mortgagee shall execute and deliver to Tenant an agreement, in recordable form, in such form as is reasonably acceptable to Tenant and such future Mortgagee, provided such form does not increase Tenant's responsibilities or decrease Tenant's rights under this Lease, to the effect that, provided no event of default has occurred and is continuing hereunder, such future Mortgagee will not name or join Tenant as a party defendant or otherwise in any suit, action or proceeding to enforce any rights granted to such future Mortgagee against Landlord under its Superior Mortgage, and to the further effect that if there shall be a foreclosure of its Superior Mortgage, that such future Mortgagee will not make Tenant a party defendant to such foreclosure, evict Tenant, disturb Tenant's possession under this Lease, or terminate or disturb Tenant's Leasehold estate or rights, hereunder, or (c) a future Superior Lessor shall execute and deliver to Tenant an agreement, in recordable form to the effect that, provided no event of default has occurred and is continuing hereunder, such future Superior Lessor will not name or join Tenant as a party defendant or otherwise in any suit, action or proceeding to enforce any rights granted to such future Superior Lessor against Landlord under its Superior Lease, and to the further effect that if its Superior Lease shall terminate or be terminated for any reason, such future Superior Lessor will recognize Tenant as the direct tenant of such Superior Lessor on the same terms as are contained in this Lease (any such agreement of similar import from a Superior Mortgagee or a Superior Lessor, as the case may be, being hereinafter referred to as a "Non-Disturbance Agreement"), this Lease, and all rights of Tenant hereunder, are and shall be subject and subordinate to all ground leases and underlying leases of the Land and/or the Building now or hereafter existing and to all Mortgages which may now or hereafter affect the Land and/or building and/or any of such leases, whether or not such Mortgages or leases shall also cover other lands and/or buildings, to each and every advance made or hereafter to be made under such Mortgages, and to all renewals, modifications, replacements and extensions of such leases and such Mortgages and spreaders and consolidations of such Mortgages. The provisions of this Section 9.01 shall be self-operative and no further instrument of subordination shall be required. In confirmation of such subordination, Tenant shall promptly execute, acknowledge and deliver any instrument that Landlord, the lessor under any such lease or the Mortgagee of any such Mortgage or any of their respective successors in interest may reasonably request to evidence such subordination.

     9.02. If any act or omission of Landlord would give Tenant the right, immediately or after lapse of a period of time, to cancel or terminate this Lease, or to claim a partial or total eviction, Tenant shall not exercise such right (a) until it has given written notice of such act or omission to Landlord and each Superior Mortgagee and each Superior Lessor whose name and address shall previously have been furnished to Tenant, and (b) until a reasonable period for remedying such act or omission shall have elapsed following the giving of such notice and following the time when such Superior Mortgagee or Superior Lessor shall have become entitled under such Superior Mortgage or Superior Lease, as the case may be, to remedy the same (which reasonable period shall in no event be less than the period to which Landlord would be entitled under this Lease or otherwise, after similar notice, to effect such remedy), provided such Superior Mortgagee or Superior Lessor shall with due diligence give Tenant notice of intention to, and commence and continue to, remedy such act or omission.

     9.03. Except as provided in Section 9.01 of this Lease, if any Superior Lessor or Superior Mortgagee shall succeed to the rights of Landlord under this Lease, whether through possession or foreclosure action or delivery of a new lease or deed, then at the request of such party so succeeding to Landlord's rights ("Successor Landlord") and upon such Successor Landlord's written agreement to accept Tenant's attornment, Tenant shall attorn to and recognize such Successor Landlord as Tenant's landlord under this Lease and shall promptly execute and deliver any instrument that such Successor Landlord may reasonably request to evidence such attornment. Upon such attornment this Lease shall continue in full force and effect as a direct lease between the Successor Landlord and Tenant upon all of the terms, conditions and covenants as are set forth in this Lease except that the Successor Landlord shall not (a) be liable for any previous act or omission of Landlord under this Lease; (b) be subject to any offset, not expressly provided for in this Lease, which theretofore shall have accrued to Tenant against Landlord; (c) be liable for the return of any Security Deposit, in whole or in part, to the extent that same is not paid over to the Successor Landlord; or (d) be bound by any previous modification of this Lease or by any previous prepayment of more than one month's Fixed Rent or Additional Charges, unless such modification or prepayment shall have been expressly approved in writing by the Superior Lessor of the Superior Lease or the Mortgagee of the Superior Mortgage through or by reason of which the Successor Landlord shall have succeeded to the rights of Landlord under this Lease.

     9.04. If any then present or prospective Superior Mortgagee shall require any modification(s) of this Lease, Tenant shall promptly execute and deliver to Landlord such instruments effecting such modification(s) as Landlord shall request, provided that such modification(s) do not adversely affect in any material respect any of Tenant's rights under this Lease.

                   ARTICLE 10 - QUIET ENJOYMENT


     10.01. So long as Tenant pays all of the Rent and performs all of Tenant's other obligations hereunder, Tenant shall peaceably and quietly have, hold and enjoy the Demised Premises without hindrance, ejection or molestation by Landlord or any person lawfully claiming through or under Landlord, subject, nevertheless, to the provisions of this Lease and to Superior Leases and Superior Mortgages.
        ARTICLE 11 - ASSIGNMENT, SUBLETTING AND MORTGAGING


     11.01. Tenant shall not, whether voluntarily, involuntarily, or by operation of law or otherwise, (a) assign or otherwise transfer this Lease, or offer or advertise to do so, (b) sublet the Demised Premises or any part thereof, or offer or advertise to do so, or allow the same to be used, occupied or utilized by anyone other than Tenant, or (c) mortgage, pledge, encumber or otherwise hypothecate this Lease in any manner whatsoever, without in each instance obtaining the prior written consent of Landlord.

     Landlord agrees not to unreasonably withhold its consent to the subletting of the Demised Premises or an assignment of this Lease. In determining reasonableness, Landlord may take into consideration all relevant factors surrounding the proposed sublease and assignment, including, without limitation, the following: (i) The business reputation of the proposed assignee or subtenant and its officers or directors in relation to the other tenants or occupants of the Building or Development; (ii) the nature of the business and the proposed use of the Demised Premises by the proposed assignee or subtenant in relation to the other tenants or occupants of the Building or Development; (iii) whether the proposed assignee or subtenant is then a tenant (or subsidiary, affiliate or parent of a tenant) of other space in the Building or Development; (iv) the financial condition of the proposed assignee or subtenant; (v) restrictions, if any, contained in leases or other agreements affecting the Building and the Development; (vi) the effect that the proposed assignee's or subtenant's occupancy or use of the Demised Premises would have upon the operation and maintenance of the Building and the Development; (vii) the extent to which the proposed assignee or subtenant and Tenant provide Landlord with assurances reasonably satisfactory to Landlord as to the satisfaction of Tenant's obligations hereunder. In any event, at no time shall there be more than three (3) subtenants of the Demised Premises permitted.

     In the event the Demised Premises are sublet or this Lease is assigned, Tenant shall pay to Landlord as an Additional Charge the following amounts less the actual reasonable expense incurred by Tenant in connection with such assignment or subletting, as substantiated by Tenant, in writing, to Landlord's reasonable satisfaction, including, without limitation, a reasonable brokerage fee and reasonable legal fees including but not limited to the cost and expenses for in-house or staff legal counsel or outside counsel at rates not to exceed the reasonable and customary charges for any such legal services as would be imposed in an arms length third party agreement for such services), as the case may be: (i) in the case of an assignment, an amount equal to fifty percent (50%) of all sums and other consideration paid to Tenant by the assignee for or by reason of such assignment, and
(ii) in the case of a sublease, fifty percent (50%) of any rents, additional charge or other consideration payable under the sublease to Tenant by the subtenant which is in excess of the Fixed Rent and
Additional Charges accruing during the term of the sublease in respect of the subleased space (at the rate per square foot payable by Tenant hereunder) pursuant to the terms hereof.


     11.02. (a) If at any time (a) the original Tenant named herein, (b) the then Tenant, (c) any Guarantor, or (d) any Person owning a majority of the voting stock of, or directly or indirectly controlling, the then Tenant shall be a corporation or partnership, any transfer of voting stock or partnership interest resulting in the person(s) who shall have owned a majority of such corporation's shares of voting stock or the general partners' interest in such partnership, as the case may be, immediately before such transfer, ceasing to own a majority of such shares of voting stock or general partner's interest, as the case may be, except as the result of transfers by inheritance, shall be deemed to be an assignment of this Lease as to which Landlord's consent shall have been required, and in any such event Tenant shall notify Landlord. The provisions of this Section 11.02 shall not be applicable to any corporation all the outstanding voting stock of which is listed on a national securities exchange (as defined in the Securities Exchange Act of 1934, as amended) or is traded in the over-the-counter market with quotations reported by the National Association of Securities Dealers through its automated system for reporting quotations and shall not apply to transactions with a corporation into or with which the then Tenant is merged or consolidated or to which substantially all of the then Tenant's assets are transferred or to any corporation which controls or is controlled by the then Tenant or is under common control with the then Tenant, provided that in any of such events
(i) the successor to Tenant or Guarantor has a net worth (exclusive of any value ascribed to good will or other similar intangibles) computed in accordance with generally accepted accounting principles (herein referred to as a "tangible net worth") at least equal to One Hundred Seventy Million ($170,000,000.00) Dollars, and (ii) proof satisfactory to Landlord of such net worth shall have been delivered to Landlord at least 10 days prior to the effective date of any such transaction. For the purposes of this Section, the words "voting stock" shall refer to shares of stock regularly entitled to vote for the election of directors of the corporation. Landlord shall have the right at any time and from time to time during the Term to inspect the stock record books of the corporation to which the provisions of this
Section 11.02 apply, and Tenant will produce the same on request of Landlord.

          (b) Notwithstanding anything contained herein to the contrary neither Tenant nor Guarantor shall form or sublet, assign or transfer to or merge, consolidate or enter into any transaction covered by Section 11.02 hereof for the principal or primary purpose of evading the Excess Amount payments otherwise required hereunder, or the restrictions on subletting, assignment or transfer otherwise provided in this Lease (such assignment, subletting, transfer, merger, consolidation or transaction being referred to herein as an "Evasion Transfer"); in the event of any such Evasion Transfer Tenant shall be required to comply with Excess Amount provisions and the restrictions on subletting, assignment and transfer otherwise provided in this Article 11 (including, but not limited to Landlord's recapture rights pursuant to section 11.08) as if such subtenant, assignee or transferee were not an Affiliate of Tenant or such transaction were not permitted pursuant to Section 11.02 hereof.

          (c) Except for any Evasion Transfer, a public offering of securities, or merger of Tenant or Guarantor shall not be deemed to be an assignment for which Landlord's consent would have been
          (b)
required pursuant to Section 11.01 hereof, provided that such public offering of securities, or merger does not result in the Tenant (or successor) and Guarantor (or successor) having a combined tangible net worth less than One Hundred Seventy Million ($170,000,000.00) Dollars. Proof satisfactory to Landlord of such net  worth  shall be delivered to Landlord not less  than  fifteen
(15) days prior to the effective date of any such transaction. Landlord agrees that the provisions of this Section 11.02 shall not apply to any transfers of stock of Tenant so long as Tenant is
a   publicly  traded  company  listed  on  a  national  securities exchange, and such transfer will not result in Tenant ceasing to be such publicly traded company listed on such national exchange. Tenant will produce proof reasonably satisfactory to Landlord of compliance with the provisions of this Section 11.02 upon request of Landlord.

     11.03 If this Lease is assigned, whether or not in violation of this Lease, Landlord may collect rent from the assignee. If the Demised Premises or any part thereof are sublet or used or occupied by anybody other than Tenant, whether or not in violation of this Lease, Landlord may, after default by Tenant, and expiration of Tenant's time to cure such default, collect rent from the subtenant or occupant. In either event, Landlord may apply the net amount collected to the Rent, but no such assignment, subletting, occupancy or collection shall be deemed a waiver of any of the provisions of Section 11.01 or Section 11.02, or the acceptance of the assignee, subtenant or occupant as tenant, or a release of Tenant from the performance by Tenant of Tenant's obligations under this Lease. The consent by Landlord to any assignment, mortgaging, subletting or use or occupancy by others shall not in any way be considered to relieve Tenant from obtaining the express written consent of Landlord to any other or further assignment, mortgaging or subletting or use or occupancy by others not expressly permitted by this Article 11. References in this Lease to use or occupancy by others (that is, anyone other than Tenant) shall not be construed as limited to subtenants and those claiming under or through subtenants but shall be construed as including also licensees and others claiming under or through Tenant, immediately or remotely.

     11.04. Any permitted assignment or transfer, whether made with Landlord's consent pursuant to Section 11.01 or without Landlord's consent if permitted by Section 11.02, shall be made only if, and shall not be effective until, the assignee shall execute, acknowledge and deliver to Landlord an agreement in form and substance satisfactory to Landlord whereby the assignee shall assume Tenant's obligations under this Lease and whereby the assignee shall agree that all of the provisions in this Article 11 shall, notwithstanding such assignment or transfer, continue to be binding upon it in respect to all future assignments and transfers. Notwithstanding any assignment or transfer, whether or not in violation of the provisions of this Lease, and notwithstanding the acceptance of Rent by Landlord from an assignee, transferee, or any other party, the original Tenant and any other person(s) who at any time was or were Tenant shall remain fully liable for the payment of the Rent and for Tenant's other obligations under this Lease.

     11.05. The liability of the original named Tenant and any other Person(s) (including but not limited to any Guarantor) who at any time are or become responsible for Tenant's obligations under this Lease shall not be discharged, released or impaired by any agreement extending the time of, or modifying any of the terms or obligations under this Lease, or by any waiver or failure of Landlord to enforce, any of this Lease.

     11.06. The listing of any name other than that of Tenant, whether on the doors of the
Demised Premises or the Building directory, or otherwise, shall not operate to vest any right or interest in this Lease or in the Demised Premises, nor shall it be deemed to be the consent of Landlord to any assignment or transfer of this Lease or to any sublease of the Demised Premises or to the use or occupancy thereof by others. Notwithstanding anything contained in this Lease to the contrary, Landlord shall have the absolute right to withhold its consent to an assignment or subletting to a Person who is otherwise a tenant or occupant of the Building, or of a building owned or managed by Landlord or its affiliated entities. Notwithstanding anything contained in this Lease to the contrary, Landlord shall have the absolute right to withhold its consent to an assignment, subletting to, or occupancy by, a Person who is either (i) otherwise a tenant or occupant of the Building, or
(ii) of a building in the Development or the development known as Mill Creek owned or managed by Landlord or its affiliated entities in the event Landlord or its affiliates have or reasonably anticipate having within three (3) months of the date of the commencement of such proposed assignment or subletting, a substantially equivalent sized space for a substantially equivalent term available in a property in the Development or the development known as Mil Creek owned or managed by Landlord or any of its affiliates.

     11.07. Without limiting any of the provisions of Article 27, if pursuant to the Federal Bankruptcy Code (or any similar law hereafter enacted having the same general purpose), Tenant is permitted to assign this Lease notwithstanding the restrictions contained in this Lease, adequate assurance of future performance by an assignee expressly permitted under such Code shall be deemed to mean the deposit of cash security in an amount equal to the sum of one (1) year's Fixed Rent plus an amount equal to the Additional Charges for the Calendar Year preceding the year in which such assignment is intended to become effective, which deposit shall be held by Landlord for the balance of the Term, without interest, as security for the full performance of all of Tenant's obligations under this Lease, to be held and applied in the manner specified for security in Section 8.01.

     11.08. If Tenant shall propose to assign this Lease or sublet the Demised Premises, or any part or parts thereof, or grant any concession or license or otherwise permit occupancy of all or any part of the Demised Premises by any person, Tenant shall give notice thereof to Landlord, together with a copy of the proposed instrument that is to accomplish same, if available, and such financial and other information pertaining to the proposed assignee, transferee, subtenant, concessionaire or licensee as Landlord shall reasonably require and Landlord may, in addition to Landlord's right to give or withhold consent, terminate this Lease with respect to a proposed assignment, or terminate this Lease with respect to the portion thereof to be subleased, with respect to a proposed sublease of the Demised Premises, by notice given to such assignee or to Tenant and such subtenant(s) within thirty
(30) days after receipt of said proposed instrument and financial and other information, and upon the date specified in such notice, which date shall be not less than sixty (60) days and not more than one hundred twenty (120) days after the giving of said notice, this Lease shall terminate with respect to that portion of the Demised Premises proposed to be sublet (the "Surrendered Premises") or in its entirety, in the case of an assignment, and in the case of less than a complete termination of this Lease, all Rents due hereunder shall be adjusted by Landlord on a pro rata basis. If Landlord does not so terminate this Lease (entirely, or with respect to the Surrendered Premises, as the case may be), and (if Landlord consents to the subject transaction) if Tenant does not consummate the subject transaction within ninety (90) days thereafter, Tenant shall again be required to comply with the provisions of this Section 11.08 in connection with any such transaction as if the notice by Tenant referred to above in this
Section 11.08 had not been given. Notwithstanding anything contained in this Lease to the contrary, Landlord shall not be obligated to entertain or consider any request by Tenant or any assignee or subtenant thereof to consent to any proposed assignment of this Lease or sublet, concession, license, or transfer of all or any part of the Demised Premises, unless each request by Tenant, assignee, and/or subtenant, licensee, concessionaire or transferee, as the case may be, is accompanied, within thirty (30 days after such request, by a non-refundable fee payable to Landlord in the amount of One Thousand Dollars ($1,000.00) to cover Landlord's administrative, legal, and other costs and expenses incurred in processing each of Tenant's requests. Neither Tenant's payment nor Landlord's acceptance of the foregoing fee shall be construed to impose any obligation whatsoever upon Landlord to consent to Tenant's request. Notwithstanding anything to the contrary contained herein, the party requesting consent to any such assignment, sublease, license, concession or other transfer shall have the right to rescind such request within twenty (20) days after receipt of notice of Landlord's exercise of its right of recapture, and in such event, Landlord shall have no right to recapture the applicable portion of the Demised Premises except in connection with a proposed further assignment after an assignment of this Lease by Tenant, or a further sublet.


                 ARTICLE 12 - COMPLIANCE WITH LAWS


     12.01. Tenant shall comply with all Legal Requirements which shall, in respect of the Demised Premises or the use and occupation thereof, or the abatement of any nuisance in, on or about the Demised Premises, impose any violation, order or duty on Landlord or Tenant; and Tenant shall pay all the costs, expenses, fines, penalties and damages which may be imposed upon Landlord or any Superior Lessor by reason of or arising out of Tenant's failure to fully and promptly comply with and observe the provisions of this Section 12.01. However, Tenant need not comply with any such law or requirement of any public authority so long as Tenant shall be contesting the validity thereof, or the applicability thereof to the Demised Premises, in accordance with
Section 12.02. The cost of compliance by Landlord with any Legal Requirements with respect to structural portions of the Building or with respect to the Common Areas which do not arise as the result of Tenant (or its subtenants licensees, agents or invitees), the business of Tenant (or its subtenants licensees, agents or invitees), Tenant's Work or any alterations or installations of Tenant (or its subtenants licensees, agents or invitees), or the use and occupation of the Demised Premises or the Building by Tenant (or its subtenants licensees, agents or invitees) shall be performed by Landlord and the cost thereof included in Operating Expenses, subject to the provisions of sub-section (vii) thereof.


     12.02. Tenant may contest, by appropriate proceedings prosecuted diligently and in good faith, the validity, or applicability to the Demised Premises, of any Legal Requirement, provided that (a) Landlord shall not be subject to criminal penalty or to prosecution for a crime, and neither the Demised Premises nor any part thereof shall be subject to being condemned or vacated, by reason of non-compliance or otherwise by reason of such contest; (b) before the commencement of such contest, Tenant shall furnish to Landlord either (i) the bond of a surety company satisfactory to Landlord, which bond shall be, as to its provisions and form, satisfactory to Landlord, and shall be in an amount at least equal to 125% of the cost of such compliance (as estimated by a reputable contractor designated by Landlord) and shall indemnify Landlord against the cost thereof and against all liability for damages, interest, penalties and expenses (including reasonable attorneys' fees and expenses), resulting from or incurred in connection with such contest or non-compliance, or (ii) other security in place of such bond satisfactory to Landlord; (c) such non-compliance or contest shall not constitute or result in any violation of any Superior Lease or Superior Mortgage, or if any such Superior Lease and/or Superior Mortgage shall permit such non-compliance or contest on condition of the taking of action or furnishing of security by Landlord, such action shall be taken and such security shall be furnished at the expense of Tenant; and (d) Tenant shall keep Landlord advised as to the status of such proceedings. Without limiting the application of the above, Landlord shall be deemed subject to prosecution for a crime if Landlord, or its managing agent, or any officer, director, partner, shareholder or employee of Landlord or its managing agent, as an individual, is charged with a crime of any kind or degree whatsoever, whether by service of a summons or otherwise, unless such charge is withdrawn before Landlord or its managing agent, or such officer, director, partner, shareholder or employee of Landlord or its managing agent (as the case may be) is required to plead or answer thereto. Notwithstanding anything contained in this Lease to the contrary, Tenant shall not file any Real Estate Tax Appeal with respect to the Land, Building or the Demised Premises.


               ARTICLE 13 - INSURANCE AND INDEMNITY


     13.01. Landlord shall maintain or cause to be maintained All Risk insurance in respect of the Building and other improvements on the Land normally covered by such insurance (except for the property Tenant is required to cover with insurance under Section
13.02 and similar property of other tenants and occupants of the Building or buildings and other improvements which are on land neither owned by nor leased to Landlord) for the benefit of Landlord, any Superior Lessors, any Superior Mortgagees and any other parties Landlord may at any time and from time to time designate, as their interests may appear, but not for the benefit of Tenant, and shall maintain rent insurance as required by any Superior Lessor or any Superior Mortgagee. The All Risk insurance will be in the amounts required by any Superior Lessor or any Superior Mortgagee but not less than the amount sufficient to avoid the effect of the co-insurance provisions of the applicable policy or policies. Landlord may also maintain any other forms and types of insurance which Landlord shall deem reasonable in respect of the Building and Land. Landlord shall have the right to provide any insurance maintained or caused to be maintained by it under blanket policies.

     13.02. Tenant shall maintain the following insurance: (a) commercial general liability insurance in respect of the Demised Premises and the conduct and operation of business therein, having a limit of liability not less than a $5,000,000. per occurrence for bodily injury or property damage. coverage to include but not be limited to premises/operations, completed operations, contractual liability and product liability, (b) automobile liability insurance covering all owned, hired and non-owned vehicles used by the Tenant in connection with the premises and any loading or unloading of such vehicles, with a limit of liability not less than $2,000,000 per occurrence and (c) worker's compensation and employers liability insurance as required by statutes, but in any event not less than $500,000. for Employers Liability; (d) All Risk insurance in respect of loss or damage to Tenant's stock in trade, fixtures, furniture, furnishings, removable floor coverings, equipment, signs and all other property of Tenant in the Demised Premises in an amount equal to the full replacement value thereof as same might increase from time to time or such higher amount as either may be required by the holder of any fee mortgage, or is necessary to prevent Landlord and/or Tenant from becoming a co-insurer. Such insurance shall include coverage for property of others in the care, custody and control of Tenant in amounts sufficient to cover the replacement value of such property, to the extent of Tenant's liability therefor; and (e) such other insurance as Landlord may reasonably require. Tenant shall have the right to self insure for its furniture , fixtures and equipment and property for the coverages required pursuant to subsection (d) hereof; provided however that neither Landlord shall not have any obligation to insure same. Landlord may at any time and from time to time (but not more frequently than once every five (5) years after the Commencement Date and not prior to the fifth (5th) anniversary of the Commencement Date) require that the limits for the general liability insurance to be maintained by Tenant be increased to the limits that new tenants in the Building are required by Landlord to maintain. Tenant shall deliver to Landlord and any additional insured(s) certificates evidencing such policies upon execution hereof. Tenant shall procure and pay for renewals of such insurance from time to time before the expiration thereof, and Tenant shall deliver to Landlord and any additional insured(s) certificates therefor not less than ten (10) days before the expiration of any existing policy. All such policies shall be issued by companies acceptable to Landlord, having a Bests Rating of not less than A, Class VII (or an equivalent S&P rating if requested by Landlord), and licensed to do business in New Jersey, and all such policies shall contain a provision whereby the same cannot be canceled unless Landlord and any additional insured(s) are given at least thirty (30) days' prior written notice of such cancellation. The policies and certificates of insurance (such certificates to be on Acord form 27 or its equivalent) to be delivered to Landlord by Tenant pursuant to this Section 13.02 (other than workers compensation insurance) shall name Landlord as an additional insured and, at Landlord's request, shall also name any Superior Lessors or Superior Mortgagees as additional insureds, and the following phrase must be typed on the certificate of insurance: "Hartz Mountain Industries, Inc., and its respective subsidiaries, affiliates, associates, joint ventures, and partnerships, and (if Landlord has so requested) Superior Lessors and Superior Mortgagees are hereby named as additional insureds as their interests may appear. It is intended for this insurance to be primary and non-contributing." Tenant shall give Landlord at least thirty (30) days' prior written notice that any such policy is being canceled or replaced. Tenant shall have the right to provide a portion of the insurance required by this Section 13.02 under an umbrella policy, provided such umbrella policy fully complies with the requirements of this Section for policies which are not umbrella policies, including but not limited to the provisions required by the phrase included in quotation marks above.

     13.03. Tenant shall not do, permit or suffer to be done any act, matter, thing or failure to act in respect of the Demised Premises or use or occupy the Demised Premises or conduct or operate Tenant's business in any manner objectionable to any insurance company or companies whereby the fire insurance or any other insurance then in effect in respect of the Land and Building or any part thereof shall become void or suspended or whereby any premiums in respect of insurance maintained by Landlord shall be higher than those which would normally have been in effect for the occupancy contemplated under the Permitted Uses. In case of a breach of the provisions of this Section 13.03, in addition to all other rights and remedies of Landlord hereunder, Tenant shall (a) indemnify Landlord and the Superior Lessors and hold Landlord and the Superior Lessors harmless from and against any loss which would have been covered by insurance which shall have become void or suspended because of such breach by Tenant and (b) pay to Landlord any and all increases of premiums on any insurance, including, without limitation, rent insurance, resulting from any such breach.

     13.04. Tenant shall indemnify and hold harmless Landlord and all Superior Lessors and its and their respective partners, joint venturers, directors, officers, agents, servants and employees from and against any and all claims arising from or in connection with (a) the conduct or management of the Demised Premises or of any business therein, or any work or thing whatsoever done, or any condition created (other than by Landlord) in the Demised Premises during the Term or during the period of time, if any, prior to the Commencement Date that Tenant may have been given access to the Demised Premises; (b) any act, omission or negligence of Tenant or any of its subtenants or licensees or its or their partners, joint venturers, directors, officers, agents, employees or contractors;
(c) any accident, injury or damage whatever (unless caused solely by Landlord's negligence) occurring in the Demised Premises; and
(d) any breach or default by Tenant in the full and prompt payment and performance of Tenant's obligations under this Lease; together with all costs, expenses and liabilities incurred in or in connection with each such claim or action or proceeding brought thereon, including, without limitation, all attorneys' fees and expenses. In case any action or proceeding is brought against Landlord and/or any Superior Lessor and/or its or their partners, joint venturers, directors, officers, agents and/or employees by reason of any such claim, Tenant, upon notice from Landlord or such Superior Lessor, shall resist and defend such action or proceeding by counsel reasonably satisfactory to Landlord.

     Landlord shall indemnify and hold harmless Tenant and its partners, directors, officers, agents, servants and employees from and against any and all claims arising from any tortuous act or omission of Landlord, or negligence of Landlord or its agents or partners, joint ventures, directors, officers, or employees in the conduct or management of the Common Areas; together with all costs, expenses and liabilities incurred in or in connection with each such claim or action or proceeding brought thereon, including , without limitation, reasonable attorneys' fees and expenses; provided however that in no event shall Landlord or its agents or partners, joint ventures, directors, officers, or employees be responsible or liable for (and the forgoing indemnity and hold harmless excludes) any consequential or special damages or any claims arising out of the matters referred to or representations or warranties made pursuant to Section R6 of the Rider to this Lease, except for the indemnification expressly provided therein for any fines or penalties imposed upon it by the governmental agency having jurisdiction of the matter. In the event any action or proceeding is brought against Tenant and/or its directors, officers, agents and/or employees by reason of any such claim, Landlord, upon notice from Tenant, shall resist and defend such action or proceeding by counsel reasonably satisfactory to Tenant. Counsel satisfactory to Landlord's insurance carrier shall be deemed satisfactory to Tenant for purposes of this paragraph.

     13.05. Neither Landlord nor any Superior Lessor shall be liable or responsible for, and Tenant hereby releases Landlord and each Superior Lessor from, all liability and responsibility to Tenant and any person claiming by, through or under Tenant, by way of subrogation, for any injury, loss or damage to any person or property in or around the Demised Premises or to Tenant's business irrespective of the cause of such injury, loss or damage, and Tenant shall require its insurers to include in all of Tenant's insurance policies which could give rise to a right of subrogation against Landlord or any Superior Lessor a clause or endorsement whereby the insurer waives any rights of subrogation against Landlord and such Superior Lessors or permits the insured, prior to any loss, to agree with a third party to waive any claim it may have against said third party without invalidating the coverage under the insurance policy.

     (b) Tenant shall not be responsible for and Landlord hereby releases Tenant from, all liability and responsibility any person claiming by, through or under Landlord by way of subrogation for any injury, loss or damage to any person or property in or around the Demised Premises covered under the All Risk insurance policy referred to in Section 13.01 hereof, irrespective of the cause of such injury, loss or damage, and Landlord shall require its insurers to include in all of Landlord's insurance policies which could give rise to a right of subrogation against the Tenant a clause or endorsement whereby the insurer waives any rights of subrogation against the Tenant or permits the insured, prior to any loss, to agree with a third party to waive any claim it may have against said third party without invalidating the coverage under the insurance policy.




                ARTICLE 14 - RULES AND REGULATIONS


     14.01. Tenant and its employees and agents shall faithfully observe and comply with the Rules and Regulations and such reasonable changes therein (whether by modification, elimination or addition) as Landlord at any time or times hereafter may make and communicate to Tenant, which in Landlord's judgment, shall be necessary for the reputation, safety, care or appearance of the Land and Building, or the preservation of good order therein, or the operation or maintenance of the Building or its equipment and fixtures, or the Common Areas; provided, however, that in case of any conflict or inconsistency between the provisions of this Lease and any of the Rules and Regulations, the provisions of this Lease shall control. Nothing in this Lease contained shall be construed to impose upon Landlord any duty or obligation to enforce the Rules and Regulations against any other tenant or any employees or agents of any other tenant, and Landlord shall not be liable to Tenant for violation of the Rules and Regulations by any other tenant or its employees, agents, invitees or licensees.


                     ARTICLE 15 - ALTERATIONS


     15.01. Tenant shall not make any structural alterations or additions to the Demised Premises, or make any holes or cuts in the walls, ceilings, roofs, or floors thereof, or change the exterior color or architectural treatment of the Demised Premises, or make any non-structural alterations costing Fifty Thousand Dollars ($50,000.00) or more (exclusive of the cost of carpeting or decoration), without on each occasion first obtaining the consent of Landlord, which consent with respect to non-structural alterations shall not be unreasonably withheld or delayed or conditioned. Landlord's consent shall not be required for proposed non-structural alterations costing less than One Hundred Thousand Dollars ($50,000.00); provided however that in all events Tenant shall submit to Landlord plans and specifications for such work at the time Landlord's consent is sought, or if no consent is required, prior to commencement of such proposed alterations. In the event Landlord engages an outside architect or other professional to review Tenant's plans and specifications, Tenant shall pay to Landlord upon demand the reasonable cost and expense of Landlord actually incurred in (a) reviewing said plans and specifications and (b) inspecting the alterations to determine whether the same are being performed in accordance with the approved plans and specifications and all Legal Requirements and Insurance Requirements, including, without limitation, the fees of any architect or engineer employed by Landlord for such purpose. Before proceeding with any permitted alteration which will cost more than $50,000 (exclusive of the costs of decorating work and items constituting Tenant's Property), as estimated by a reputable contractor designated by Landlord, Tenant shall obtain and deliver to Landlord either (i) a performance bond and a labor and materials payment bond (issued by a corporate surety licensed to do business in New Jersey), each in an amount equal to 125% of such estimated cost and in form satisfactory to Landlord, or (ii) such other security as shall be satisfactory to Landlord. Tenant shall fully and promptly comply with and observe the Rules and Regulations then in force in respect of the making of alterations. Any review or approval by Landlord of any plans and/or specifications with respect to any alterations is solely for Landlord's benefit, and without any representation or warranty whatsoever to Tenant in respect of the adequacy, correctness or efficiency thereof or otherwise. ). So long as Tenant has not assigned this Lease or sublet the Demised Premises, and is not then in default under this Lease and has not been in default in the payment of Rent, Landlord agrees not to unreasonably withhold its consent to a request by Tenant that Landlord waive the bonding and security requirements of subsections (i) and (ii) of this Section, except to the extent required by applicable Legal Requirements or the provisions of any Superior Mortgage. Tenant shall fully and promptly comply with and observe the Rules and Regulations then in force in respect of the making of alterations. Any review or approval by Landlord of any plans and/or specifications with respect to any alterations is solely for Landlord's benefit, and without any representation or warranty whatsoever to Tenant in respect of the adequacy, correctness or efficiency thereof or otherwise.


     15.02. Tenant shall obtain all necessary governmental permits and certificates for the commencement and prosecution of permitted alterations and for final approval thereof upon completion, and shall cause alterations to be performed in compliance therewith and with all applicable Legal Requirements and Insurance Requirements. Alterations shall be diligently performed in a good and workmanlike manner, using new materials and equipment at least equal in quality and class to the better of (a) the original installations of the Building, or (b) the then standards for the Building established by Landlord. Alterations shall be performed by contractors first reasonably approved by Landlord; provided, however, that any alterations in or to the mechanical, electrical, sanitary, heating, ventilating, air conditioning or other systems of the Building shall be performed only by the contractor(s) reasonably designated by Landlord. Alterations shall be made in such manner as not to unreasonably interfere with or delay and as not to impose any additional expense upon Landlord in the construction, maintenance, repair or operation of the Building; and if any such additional expense shall be incurred by Landlord as a result of Tenant's making of any alterations, Tenant shall pay any such additional expense upon demand. Throughout the making of alterations, Tenant shall carry, or cause to be carried, worker's compensation insurance in statutory limits and general liability insurance, with completed operation endorsement, for any occurrence in or about the Building, under which Landlord and its managing agent and any Superior Lessor whose name and address shall previously have been furnished to Tenant shall be named as parties insured, in such limits as Landlord may reasonably require, with insurers reasonably satisfactory to Landlord. Tenant shall furnish Landlord with reasonably satisfactory evidence that such insurance is in effect at or before the commencement of alterations and, on request, at reasonable intervals thereafter during the making of alterations.


           ARTICLE 16 - LANDLORD'S AND TENANT'S PROPERTY


     16.01 All fixtures, equipment, improvements and appurtenances attached to or built into the Demised Premises at the commencement of or during the Term, whether or not by or at the expense of Tenant, shall be and remain a part of the Demised Premises, shall be deemed to be the property of Landlord and shall not be removed by Tenant, except as provided in Section 16.02. Further, any carpeting or other personal property in the Demised Premises on the Commencement Date, unless installed and paid for by Tenant, shall be and shall remain Landlord's property and shall not be removed by Tenant.

     16.02. All movable partitions, business and trade fixtures, machinery and equipment, communications equipment and office equipment, whether or not attached to or built into the Demised Premises, which are installed in the Demised Premises by or for the account of Tenant without expense to Landlord and can be removed without structural damage to the Building and all furniture, furnishings, and other movable personal property owned by Tenant and located in the Demised Premises (collectively, "Tenant's Property") shall be and shall remain the property of Tenant and may be removed by Tenant at any time during the Term; provided that if any of the Tenant's Property is removed, Tenant shall repair or pay the cost of repairing any damage to the Demised Premises as used in this Article 16, (reasonable wear and tear shall not, include any damage caused in the removal of any such item), reasonable wear and tear excepted, the Building or the Common Areas resulting from the installation and/or removal thereof, reasonable wear and tear excepted. Any equipment or other property for which Landlord shall have granted any allowance or credit to Tenant shall not be deemed to have been installed by or for the account of Tenant without expense to Landlord, shall not be considered as the Tenant's Property and shall be deemed the property of Landlord.

     16.03. At or before the Expiration Date or the date of any earlier termination of this Lease, or within fifteen (15) days after such an earlier termination date, Tenant shall remove from the Demised Premises all of the Tenant's Property (except such items thereof as Landlord shall have expressly permitted to remain, which property shall become the property of Landlord if not removed), and Tenant shall repair any damage to the Demised Premises, the Building and the Common Areas resulting from any installation and/or removal of the Tenant's Property, reasonable wear and tear excepted. Any items of the Tenant's Property which shall remain in the Demised Premises after the Expiration Date or after a period of fifteen (15) days following an earlier termination date, may, at the option of Landlord, be deemed to have been abandoned, and in such case such items may be retained by Landlord as its property or disposed of by Landlord, without accountability, in such manner as Landlord shall determine at Tenant's Expense.


               ARTICLE 17 - REPAIRS AND MAINTENANCE


     17.01. Tenant shall, throughout the Term, take good care of the Demised Premises, the fixtures and appurtenances therein. Tenant shall be responsible for all repairs, interior and exterior, structural and nonstructural, ordinary and extraordinary, in and to the Demised Premises, and the Building (including the facilities and systems thereof) and the Common Areas the need for which arises out of (a) the performance or existence of the Tenant's Work or alterations, (b) the installation, use or operation of the Tenant's Property in the Demised Premises, (c) the moving of the Tenant's Property in or out of the Building, or (d) the act, omission, misuse or neglect of Tenant or any of its subtenants or its or their employees, agents, contractors or invitees. Tenant shall promptly replace all scratched, damaged or broken doors and glass in and about the Demised Premises and shall be responsible for all repairs, maintenance and replacement of wall and floor coverings in the Demised Premises and for the repair and maintenance of all sanitary and electrical fixtures and equipment therein. Tenant shall promptly make all repairs in or to the Demised Premises for which Tenant is responsible, and any repairs required to be made by Tenant to the mechanical, electrical, sanitary, heating, ventilating, air-conditioning or other systems of the Building shall be performed only by contractor(s) designated by Landlord. Any other repairs in or to the Building and the facilities and systems thereof for which Tenant is responsible shall be performed by Landlord at Tenant's expense; but Landlord may, at its option, before commencing any such work or at any time thereafter, require Tenant to furnish to Landlord such security, in form (including, without limitation, a bond issued by a corporate surety licensed to do business in New Jersey) and amount, as Landlord shall deem necessary to assure the payment for such work by Tenant. Tenant shall not permit or suffer the overloading of the floors of the Demised Premises beyond 100 pounds per square foot.

     17.02. So long as Tenant is not in default under this Lease beyond any applicable notice and cure period, Landlord shall be responsible for all structural repairs and maintenance in and to the Demised Premises and for repair and maintenance to the Building, except for those repairs and maintenance for which Tenant is responsible pursuant to any of the provisions of this Lease. Landlord, will make, or cause to be made: (a) repairs to any electrical, mechanical, sprinkler and other systems to the point of entry to the Demised Premises, and in the Demised Premises to the extent such items do not exclusively serve the Demised Premises, provided repairs and alterations are not occasioned or required by Tenant's negligence or by any act or omission of Tenant, its agents, concessionaires, officers, employees, licensees, invitees or contractors in which case the cost of such repairs shall be the sole obligation of Tenant;
(b)structural repairs including to the exterior walls, structural roof and structural floor (excluding floor coverings) which collectively enclose the Demised Premises (excluding, however, all doors, door frames, storefronts, windows and glass) and the structural columns which enclose or are located in the Demised Premises. The cost of all such repairs and maintenance by Landlord for which Landlord may be responsible shall be included in Operating Expenses (subject to the limitations set forth in Section 1.01 Z) for which Tenant shall pay Tenant's Fraction pursuant to this Lease.

     17.03. Except as otherwise expressly provided in this Lease, Landlord shall have no liability to Tenant, nor shall Tenant's covenants and obligations under this Lease be reduced or abated in any manner whatsoever, by reason of any inconvenience, annoyance, interruption or injury to business arising from Landlord's doing any repairs, maintenance, or changes which Landlord is required or permitted by this Lease, or required by Law, to make in or to any portion of the Building.


                   ARTICLE 18 - ELECTRIC ENERGY


     18.01. Tenant shall purchase the electric energy required by it in the Demised Premises at its own expense on a direct-metered basis from the public utility servicing the Building, and Landlord shall permit the risers, conduits and feeders in the Building, to the extent available, suitable and safely capable, to be used for the purpose of transmitting such electric energy to the Demised Premises. Landlord shall not be liable for any failure, inadequacy or defect in the character or supply of electric current furnished to the Demised Premises. If Landlord is permitted by law to provide electric energy to the Demised Premises by re-registering meters or otherwise and to collect any charges for electric energy, Landlord shall have the right to do so, in which event Tenant shall pay to Landlord upon receipt of bills therefor charges for electric energy provided the rates for such electric energy shall not be more than the rates Tenant would be charged for electric energy if furnished directly to Tenant by the public utility which would otherwise have furnished electric energy.

     18.02. Tenant's use of electric energy in the Demised Premises shall not at any time exceed the capacity of any of the electrical conductors and equipment in or otherwise serving the Demised Premises. In order to insure that such capacity is not exceeded and to avert possible adverse effect upon the Building's electric service, Tenant shall not, without Landlord's prior consent in each instance (which shall not be unreasonably withheld), connect any fixtures, appliances or equipment to the Building's electric distribution system or make any alteration or addition to the electric system of the Demised Premises existing on the Commencement Date. Should Landlord grant such consent, all additional risers or other equipment required therefor shall be provided by Landlord and the cost thereof shall be paid by Tenant to Landlord on demand.
         ARTICLE 19 - HEAT, VENTILATION AND AIR-CONDITIONING


     19.01. So long as Tenant is not in default in the payment of Rent under this Lease beyond any applicable notice or cure period, Landlord shall maintain and operate the heating, ventilating and air-conditioning systems ("HVAC") serving the Demised Premises, and shall furnish HVAC in the Demised Premises as may be reasonably required (except as otherwise provided in this Lease and except for any special requirements of Tenant arising from its particular use of the Demised Premises) for reasonably comfortable occupancy of the Demised Premises, during Business Hours on Business Days within the limits prescribed by the Legal Requirements. If Tenant shall require HVAC at any other time, Landlord shall furnish such service for such times upon not less than six (6) hours advance notice from Tenant, and Tenant shall pay to Landlord upon demand Landlord's then established charges therefor. Demised Premises is currently located in three HVAC zones, and as of the date hereof, Landlord's charge is thirty-five dollars ($35) per hour per zone for overtime heating and forty-five dollars ($45) per hour per zone for overtime air conditioning.

     19.02.  The  performance by Landlord of its obligation  under
Section 19.01 in respect of HVAC is conditioned on the connected electric load within the Demised Premises not exceeding three and one-half (3 1/2) watts per usable square foot in the Demised Premises and the occupancy of the Demised Premises not exceeding one (1) person for each two hundred (200) usable square feet. Use of the Demised Premises, or any part thereof, in a manner exceeding the HVAC design conditions (including occupancy and connected electrical load), or rearrangement of partitioning which interferes with normal operation of the HVAC in the Demised Premises, or the use of computer or data processing machines or other machines or equipment, may require changes in the HVAC systems servicing the Demised Premises, in order to provide comfortable occupancy. Such changes, so occasioned, shall be made by Tenant, at its expense, as alterations in accordance with the provisions of Article 15, but only to the extent permitted and upon the conditions set forth in Article 15.
          ARTICLE 20 - OTHER SERVICES; SERVICE INTERRUPTION


     20.01. So long as Tenant is not in default in the payment of Rent under this Lease beyond any applicable notice or cure period, Landlord shall provide elevator service to the Demised Premises during Business Hours on Business Days, and Landlord shall have at least one (1) elevator subject to call at all other times. The use of the elevators shall be subject to the Rules and Regulations.

     20.02. So long as Tenant is not in default in the payment of Rent under this Lease beyond any applicable notice or cure period, Landlord shall cause the Demised Premises, including the exterior and the interior of the windows thereof, to be cleaned in a manner standard to the Building and in accordance with the standards set forth in Exhibit E. Tenant shall pay to Landlord on demand the costs incurred by Landlord for (a) extra cleaning work in the Demised Premises required because of (i) misuse or neglect on the part of Tenant or its subtenants or its or their employees or visitors, (ii) use of portions of the Demised Premises for preparation, serving, consumption of food or beverages, training rooms, data processing or reproducing operations, private lavatories or toilets or other special purposes requiring greater or more difficult cleaning work than office areas, (iii) interior glass partitions or unusual quantity of interior glass surfaces, and (iv) non-building standard materials or finishes installed by Tenant or at its request, and (b) removal from the Demised Premises and the Building of any refuse and rubbish of Tenant in excess of that ordinarily accumulated in business office occupancy or at times other than Landlord's standard cleaning times, and (c) the use of the Demised Premises by Tenant other than during Business Hours on Business Days.

     20.03. Landlord, its cleaning contractor and their employees shall have access to the Demised Premises after 5:30 P.M. and before 8:00 A.M. and shall have the right to use, without charge therefor, all light, power and water in the Demised Premises reasonably required to clean the Demised Premises as required under Section 20.02.

     20.04. So long as Tenant is not in default in the payment of Rent under this Lease beyond any applicable notice or cure period, Landlord shall furnish adequate hot and cold water to the Demised Premises for drinking, lavatory and cleaning purposes. If Tenant uses water for any other purpose Landlord may install and maintain, at Tenant's expense, meters to measure Tenant's consumption of cold water and/or hot water for such other purpose. Tenant shall reimburse Landlord for the quantities of cold water and hot water shown on such meters on demand.

     20.05 Landlord shall use reasonable efforts to provide Tenant with forty-eight (48) hours prior notification (which need not be in writing) prior to suspending any services pursuant to this
Article 20 as the result of any default by Tenant in the payment of Rent.

               ARTICLE 21 - ACCESS, CHANGES AND NAME


     21.01. Except for the space within the inside surfaces of all walls, hung ceilings, floors, windows and doors bounding the Demised Premises, all of the Building, including, without limitation, exterior Building walls, core corridor walls and doors and any core corridor entrance, any terraces or roofs adjacent to the Demised Premises, and any space in or adjacent to the Demised Premises used for shafts, stacks, pipes, conduits, fan rooms, ducts, electric or other utilities, sinks or other Building facilities and the use thereof, as well as access thereto through the Demised Premises for the purpose of operating, maintenance, decoration and repair, are reserved to Landlord. Landlord also reserves the right, to install, erect, use and maintain pipes, ducts and conduits in and through the Demised Premises, provided such are properly enclosed.

     21.02. Landlord and its agents shall have the right, upon not less than one (1) day's prior notice (except that no such notice shall be required in cases of emergency) to enter and/or pass through the Demised Premises during Business Hours on Business Days (except in cases of emergency): (a) to examine the Demised Premises and to show them to actual and prospective Superior Lessors, Superior Mortgagees, or prospective purchasers of the Building, and (b) to make such repairs, alterations, additions and improvements in or to the Demised Premises and/or in or to the Building or its facilities and equipment as Landlord is required or desires to make. Landlord shall be allowed to take all materials into and upon the Demised Premises that may be reasonably required in connection therewith, without any liability to Tenant (except as otherwise expressly provided in Section 13.04 of this Lease) and without any reduction of Tenant's obligations hereunder. During the period of eighteen (18) months prior to the Expiration Date, Landlord and its agents may exhibit the Demised Premises to prospective tenants.

     21.03. If at any time any windows of the Demised Premises are temporarily darkened or obstructed by reason of any repairs, improvements, maintenance and/or cleaning in or about the Building, or if any part of the Building or the Common Areas, other than the Demised Premises, is temporarily or permanently closed or inoperable, the same shall not be deemed a constructive eviction and shall not result in any reduction or diminution of Tenant's obligations under this Lease.

     21.04. Intentionally Omitted.

     21.05. Landlord reserves the right, at any time and from time to time, to make such changes, alterations, additions and improvements in or to the Building and the fixtures and equipment thereof as Landlord shall deem necessary or desirable; provided same shall not unreasonably block or unreasonably interfere with Tenant's use and occupancy of the Demised Premises.
     21.06. Landlord may adopt any name for the Building. Landlord reserves the right to change the name and/or address of the Building at any time.


            ARTICLE 22 - MECHANICS' LIENS AND OTHER LIENS


     22.01. Nothing contained in this Lease shall be deemed, construed or interpreted to imply any consent or agreement on the part of Landlord to subject Landlord's interest or estate to any liability under any mechanic's or other lien law. If any mechanic's or other lien or any notice of intention to file a lien is filed against the Land, or any part thereof, or the Demised Premises, or any part thereof, for any work, labor, service or materials claimed to have been performed or furnished for or on behalf of Tenant or anyone holding any part of the Demised Premises through or under Tenant, Tenant shall cause the same to be canceled and discharged of record by payment, bond or order of a court of competent jurisdiction within twenty (20) days after notice by Landlord to Tenant.


           ARTICLE 23 - NON-LIABILITY AND INDEMNIFICATION


     23.01. Neither Landlord nor any partner, joint venturer, director, officer, agent, servant or employee of Landlord shall be liable to Tenant for any loss, injury or damage to Tenant or to any other Person, or to its or their property, irrespective of the cause of such injury, damage or loss, unless caused by or resulting from the negligence of Landlord, its agents, servants or employees in the operation or maintenance of the Land or Building without contributory negligence on the part of Tenant or any of its subtenants or licensees or its or their employees, agents or contractors. Further, neither Landlord nor any partner, joint venturer, director, officer, agent, servant or employee of Landlord shall be liable (a) for any such damage caused by other tenants or Persons in, upon or about the Land or Building, or caused by operations in construction of any private, public or quasi-public work; or (b) even if negligent, for consequential damages arising out of any loss of use of the Demised Premises or any equipment or facilities therein by Tenant or any Person claiming through or under Tenant.

     23.02. Intentionally Omitted.

     23.03. Notwithstanding any provision to the contrary, Tenant shall look solely to the estate and property of Landlord in and to the Land and Building (or the proceeds received by Landlord on a sale of such estate and property but not the proceeds of any financing or refinancing thereof) in the event of any claim against Landlord arising out of or in connection with this Lease, the relationship of Landlord and Tenant or Tenant's use of the Demised Premises or the Common Areas, and Tenant agrees that the liability of Landlord arising out of or in connection with this Lease, the relationship of Landlord and Tenant or Tenant's use of the Demised Premises or the Common Areas shall be limited to such estate and property of Landlord (or sale proceeds). No other properties or assets of Landlord or any partner, joint venturer, director, officer, agent, servant or employee of Landlord shall be subject to levy, execution or other enforcement procedures for the satisfaction of any judgement (or other judicial process) or for the satisfaction of any other remedy of Tenant arising out of, or in connection with, this Lease, the relationship of Landlord and Tenant or Tenant's use of the Demised Premises or the Common Areas and if Tenant shall acquire a lien on or interest in any other properties or assets by judgment or otherwise, Tenant shall promptly release such lien on or interest in such other properties and assets by executing, acknowledging and delivering to Landlord an instrument to that effect prepared by Landlord's attorneys. Tenant hereby waives the right of specific performance and any other remedy allowed in equity if specific performance or such other remedy could result in any liability of Landlord for the payment of money to Tenant, or to any court or governmental authority (by way of fines or otherwise) for Landlord's failure or refusal to observe a judicial decree or determination, or to any third party.


                ARTICLE 24 - DAMAGE OR DESTRUCTION


     24.01. If the Building or the Demised Premises shall be partially or totally damaged or destroyed by fire or other casualty (and if this Lease shall not be terminated as in this Article 24 hereinafter provided), Landlord shall repair the damage and restore and rebuild the Building and/or the Demised Premises (except for the Tenant's Property) with reasonable dispatch after notice to it of the damage or destruction and the collection of the insurance proceeds attributable to such damage.

     24.02. Subject to the provisions of Section 24.05, if all or part of the Demised Premises shall be damaged or destroyed or rendered completely or partially untenantable on account of fire or other casualty, the Rent shall be abated or reduced, as the case may be, in the proportion that the untenantable area of the Demised Premises bears to the total area of the Demised Premises, for the period from the date of the damage or destruction to (a) the date the damage to the Demised Premises shall be substantially repaired, or (b) if the Building and not the Demised Premises is so damaged or destroyed, the date on which the Demised Premises shall be made tenantable; provided, however, should Tenant reoccupy a portion of the Demised Premises during the period the repair or restoration work is taking place and prior to the date that the Demised Premises are substantially repaired or made tenantable the Rent allocable to such reoccupied portion, based upon the proportion which the area of the reoccupied portion of the Demised Premises bears to the total area of the Demised Premises, shall be payable by Tenant from the date of such occupancy.

     24.03. If (a) the Building or the Demised Premises shall be totally damaged or destroyed by fire or other casualty, or (b) the Building shall be so damaged or destroyed by fire or other casualty (whether or not the Demised Premises are damaged or destroyed) that its repair or restoration requires the expenditure, as estimated by a reputable contractor or architect designated by Landlord, of more than twenty percent (20%) (or ten percent [10%] if such casualty occurs during the last two [2]
years of the Term) of the full insurable value of the Building immediately prior to the casualty, or (c) the Building shall be damaged or destroyed by fire or other casualty (whether or not the Demised Premises are damaged or destroyed) and either the loss shall not be covered by Landlord's insurance or the net insurance proceeds (after deducting all expenses in connection with obtaining such proceeds) shall, in the estimation of a reputable contractor or architect designated by Landlord be insufficient to pay for the repair or restoration work, then in either such case Landlord may terminate this Lease by giving Tenant notice to such effect within ninety (90) days after the date of the fire or other casualty.

     24.04. Tenant shall not be entitled to terminate this Lease and no damages, compensation or claim shall be payable by Landlord for inconvenience, loss of business or annoyance arising from any repair or restoration of any portion of the Demised Premises or of the Building pursuant to this Article 24. Landlord shall use its best efforts to make such repair or restoration promptly and in such manner as not unreasonably to interfere with Tenant's use and occupancy of the Demised Premises, but Landlord shall not be required to do such repair or restoration work except during Business Hours on Business Days.

     24.05. Notwithstanding any of the foregoing provisions of this Article 24, if by reason of some act or omission on the part of Tenant or any of its subtenants or its or their partners, directors, officers, servants, employees, agents or contractors, either (a) Landlord or any Superior Lessor or any Superior Mortgagee shall be unable to collect all of the insurance proceeds (including, without limitation, rent insurance proceeds) applicable to damage or destruction of the Demised Premises or the Building by fire or other casualty, or (b) the Demised Premises or the Building shall be damaged or destroyed or rendered completely or partially untenantable on account of fire or other casualty, then, without prejudice to any other remedies which may be available against Tenant, there shall be no abatement or reduction of the Rent. Further, nothing contained in this Article 24 shall relieve Tenant from any liability that may exist as a result of any damage or destruction by fire or other casualty.

     24.06. Landlord will not carry insurance of any kind on the Tenant's Property, and, except as provided by law or by reason of Landlord's breach of any of its obligations hereunder, shall not be obligated to repair any damage to or replace the Tenant's Property.

     24.07. The provisions of this Article 24 shall be deemed an express agreement governing any case of damage or destruction of the Demised Premises and/or Building by fire or other casualty, and any law providing for such a contingency in the absence of an express agreement, now or hereafter in force, shall have no application in such case.

     24.08 In the event of (i) damage or destruction with respect to the Demised Premises which prevents the use and occupancy of more than fifty (50%) of the Demised Premises by Tenant, or (ii) damage or destruction with respect to the Building the repair or restoration of which requires the expenditure, as estimated by a reputable contractor or architect designated by Landlord, of more than twenty-five percent (25%) of the full insurable value of the Building immediately prior to the casualty, then in either of such events Landlord shall and Tenant (provided such damage or destruction prevents the use and occupancy of the Demised Premises by Tenant) shall have the right to request within thirty (30) days after such event the Architect to determine the estimated time for restoration. The Landlord shall cause the Architect to provide notice to Landlord and Tenant of such determination (the "Architect's Notice") within thirty (30) days after notice from Landlord or Tenant requesting such determination. If the Architect determines that the restoration of same is estimated to take more than eighteen (18) months from the date of the casualty (or more than six (6) months if such damage or destruction occurs in the last year of the Term), Landlord and Tenant shall each (provided, however that Tenant's right shall be conditioned upon (i) Tenant not being in monetary or material non-monetary default under this Lease beyond any applicable notice and cure period (and in any event curing such default(s) prior to termination) and (ii) Tenant being prevented from using and occupying the Demised Premises for a period of not less than eighteen (18) months as estimated by the Architect (or more than six (6) months if such damage or destruction occurs in the last year of the Term) have the right to terminate this Lease, upon thirty (30) days prior written notice to the other, given within thirty (30) days of the Architect's Notice. Landlord's right to terminate the Lease pursuant to this Section shall be in addition to and not in limitation of Landlord's other rights pursuant to this Article 24. Nothing contained herein shall be construed as limiting Landlord's right to collect the full amount of the proceeds of rent insurance or business interruption insurance.


                    ARTICLE 25 - EMINENT DOMAIN


     25.01 If the whole of the Demised Premises shall be taken by any public or quasi-public authority under the power of condemnation, eminent domain or expropriation, or in the event of conveyance of the whole of the Demised Premises in lieu thereof, this Lease shall terminate as of the day possession shall be taken by such authority. If 10% or less of the Floor Space of the Demised Premises shall be so taken or conveyed, this Lease shall terminate only in respect of the part so taken or conveyed as of the day possession shall be taken by such authority. If more than 10% of the Floor Space of the Demised Premises shall be so taken or conveyed, this Lease shall terminate only in respect of the part so taken or conveyed as of the day possession shall be taken by such authority, but either party shall have the right to terminate this Lease upon notice given to the other party within 30 days after such taking possession. If more than 10% of the Floor Space of the Building shall be so taken or conveyed, Landlord may, by notice to Tenant, terminate this Lease as of the day possession shall be taken. If so much of the parking facilities shall be so taken or conveyed that the number of parking spaces necessary, in Landlord's judgment, for the continued operation of the Building shall not be available, Landlord shall, by notice to Tenant, terminate this Lease as of the day possession shall be taken. If this Lease shall continue in effect as to any portion of the Demised Premises not so taken or conveyed, the Rent shall be computed as of the day possession shall be taken on the basis of the remaining Floor Space of the Demised Premises. Except as specifically provided herein, in the event of any such taking or conveyance there shall be no reduction in Rent. If this Lease shall continue in effect, Landlord shall, at its expense, but shall be obligated only to the extent of the net award or other compensation (after deducting all expenses in connection with obtaining same) available to Landlord for the improvements taken or conveyed (excluding any award or other compensation for land or for the unexpired portion of the term of any Superior Lease), make all necessary alterations so as to constitute the remaining Building a complete architectural and tenantable unit, except for the Tenant's Property, and Tenant shall make all alterations or replacements to the Tenant's Property and decorations in the Demised Premises. All awards and compensation for any taking or conveyance, whether for the whole or a part of the Land or Building, the Demised Premised or otherwise, shall be the property of Landlord, and Tenant hereby assigns to Landlord all of Tenant's right, title and interest in and to any and all such awards and compensation, including, without limitation, any award or compensation for the value of the unexpired portion of the Term. Tenant shall be entitled to claim, prove and receive in the condemnation proceeding such award or compensation as may be allowed for the Tenant's Property and for loss of business, good will, and depreciation or injury to and cost of removal of the Tenant's Property, but only if such award or compensation shall be made by the condemning authority in addition to, and shall not result in a reduction of, the award or compensation made by it to Landlord.

     25.02. If the temporary use or occupancy of all or any part of the Demised Premises shall be taken during the Term, Tenant shall be entitled, except as hereinafter set forth, to receive that portion of the award or payment for such taking which represents compensation for the use and occupancy of the Demised Premises, for the taking of the Tenant's Property and for moving expenses, and Landlord shall be entitled to receive that portion which represents reimbursement for the cost of restoration of the Demised Premises. This Lease shall be and remain unaffected by such taking and Tenant shall continue to be responsible for all of its obligations hereunder insofar as such obligations are not affected by such taking and shall continue to pay the Rent in full when due. If the period of temporary use or occupancy shall extend beyond the Expiration Date, that part of the award or payment which represents compensation for the use and occupancy of the
Demised Premises (or a part thereof) shall be divided between Landlord and Tenant so that Tenant shall receive (except as otherwise provided below) so much thereof as represents compensation for the period up to and including the Expiration Date and Landlord shall receive so much thereof as represents compensation for the period after the Expiration Date. All monies to be paid to Tenant as, or as part of, an award or payment for temporary use and occupancy for a period beyond the date to which the Rent has been paid shall be received, held and applied by the first Superior Mortgagee (or if there is no Superior Mortgagee, by Landlord as a trust fund) for payment of the Rent becoming due hereunder.


                      ARTICLE 26 - SURRENDER


     26.01. On the Expiration Date, or upon any earlier termination of this Lease, or upon any re-entry by Landlord upon the Demised Premises, Tenant shall quit and surrender the Demised Premises to Landlord "broom-clean" and in good order, condition and repair, except for ordinary wear and tear and such damage or destruction as Landlord is required to repair or restore under this Lease, and Tenant shall remove all of Tenant's Property therefrom except as otherwise expressly provided in this Lease.

     26.02. . If Tenant remains in possession of the Demised Premises after the expiration of the Term, Tenant shall be deemed to be occupying the Demised Premises at the sufferance of Landlord subject to all of the provisions of this Lease, except that the monthly Fixed Rent for the first month of such holdover shall be one hundred fifty percent (150%) of the Fixed Rent in effect during the last month of the Term and thereafter the monthly Fixed Rent shall be twice the Fixed Rent in effect during the last month of the Term.

     26.03. No act or thing done by Landlord or its agents shall be deemed an acceptance of a surrender of the Demised Premises, and no agreement to accept such surrender shall be valid unless in writing and signed by Landlord.

               ARTICLE 27 - CONDITIONS OF LIMITATION


     27.01. This Lease is subject to the limitation that whenever Tenant or any Guarantor (a) shall make an assignment for the benefit of creditors, or (b) shall commence a voluntary case or have entered against it an order for relief under any chapter of the Federal Bankruptcy Code (Title 11 of the United States Code) or any similar order or decree under any federal or state law, now in existence, or hereafter enacted having the same general purpose, and such order or decree shall have not been stayed or vacated within 30 days after entry, or (c) shall cause, suffer, permit or consent to the appointment of a receiver, trustee, administrator, conservator, sequestrator, liquidator or similar official in any federal, state or foreign judicial or nonjudicial proceeding, to hold, administer and/or liquidate all or substantially all of its assets, and such appointment shall not have been revoked, terminated, stayed or vacated and such official discharged of his duties within 30 days of his appointment, then Landlord, at any time after the occurrence of any such event, may give Tenant a notice of intention to end the Term at the expiration of five (5) days from the date of service of such notice of intention, and upon the expiration of said five (5) day period, whether or not the Term shall theretofore have commenced, this Lease shall terminate with the same effect as if that day were the expiration date of this Lease, but Tenant shall remain liable for damages as provided in Article 29.

     27.02. This Lease is subject to the further limitations that:
(a)  if Tenant shall default in the payment of any Rent for  seven
(7) days after Tenant's receipt of written notice or invoice from Landlord that same was not paid when due, or (b) if Tenant shall, whether by action or inaction, be in default of any of its obligations under this Lease (other than a default in the payment of Rent) and such default shall continue and not be remedied within twenty (20) days after Landlord shall have given to Tenant a notice specifying the same, or, in the case of a default which cannot with due diligence be cured within a period of twenty (20) days and the continuance of which for the period required for cure will not subject Landlord or any Superior Lessor to prosecution for a crime (as more particularly described in the last sentence of Section 12.02) or termination of any Superior Lease or foreclosure of any Superior Mortgage, if Tenant shall not, (i) within said twenty (20) day period advise Landlord of Tenant's intention to take all steps necessary to remedy such default, (ii) duly commence within said twenty (20) day period, and thereafter diligently prosecute to completion all steps necessary to remedy the default, and (iii) complete such remedy within a reasonable time after the date of said notice by Landlord, or (c) if any event shall occur or any contingency shall arise whereby this Lease would, by operation of law or otherwise, devolve upon or pass to any person, firm or corporation other than Tenant, except as expressly permitted by Article 11, or (d) if Tenant shall vacate or abandon the Demised Premises, or (e) if there shall be any default by Tenant (or any person which, directly or indirectly, controls, is controlled by, or is under common control with Tenant) under any other lease with Landlord (or any person which, directly or indirectly, controls, is controlled by, or is under common control with Landlord) which shall not be remedied within the applicable grace period, if any, provided therefor under such other lease, then in any of said cases Landlord may give to Tenant a notice of intention to end the Term at the expiration of five (5) days from the date of the service of such notice of intention, and upon the expiration of said five (5) days, whether or not the Term shall theretofore have commenced, this Lease shall terminate with the same effect as if that day were the expiration date of this Lease, but Tenant shall remain liable for damages as provided in Article 29.

                 ARTICLE 28 - RE-ENTRY BY LANDLORD


     28.01. If Tenant shall default in the payment of any Rent, and such Rent shall not be paid within seven (7) days after notice or invoice, or if this Lease shall terminate as provided in
Article 27, Landlord or Landlord's agents and employees may immediately or at any time thereafter re-enter the Demised Premises, or any part thereof, either by summary dispossess proceedings or by means of any order, warrant, writ, judgment or authority pursuant to any suitable action or proceeding at law without being liable to indictment, prosecution or damages therefor, and may repossess the same, and may remove any Person therefrom, to the end that Landlord may have, hold and enjoy the Demised Premises. Landlord shall not be entitled to use self-help in lieu of court order, writ or judgment, except in cases of abandonment. The word "re-enter," as used herein, is not restricted to its technical legal meaning. If this Lease is terminated under the provisions of Article 27, or if Landlord shall re-enter the Demised Premises under the provisions of this
Article 28, or in the event of the termination of this Lease, or of re-entry, by or under any summary dispossess or other proceedings or action or any provision of law by reason of default hereunder on the part of Tenant, Tenant shall thereupon pay to Landlord the Rent payable up to the time of such termination of this Lease, or of such recovery of possession of the Demised Premises by Landlord, as the case may be, and shall also pay to Landlord damages as provided in Article 29.

     28.02. In the event of a breach or anticipated breach by Tenant of any of its obligations under this Lease, Landlord shall also have the right of injunction. The special remedies to which Landlord may resort hereunder are cumulative and are not intended to be exclusive of any other remedies to which Landlord may lawfully be entitled at any time and Landlord may invoke any remedy allowed at law or in equity (other than acceleration of rent) as if specific remedies were not provided for herein; provided however that nothing contained herein shall be construed as limiting Landlord's right with respect to damages (other than acceleration of rent) set forth under Article 29.

     28.03. If this Lease shall terminate under the provisions  of
Article 27, or if Landlord shall re-enter the Demised Premises under the provisions of this Article 28, or in the event of the termination of this Lease, or of re-entry, by or under any summary dispossess or other proceeding or action or any provision of law by reason of default hereunder on the part of Tenant, Landlord shall be entitled to retain all monies, if any, paid by Tenant to Landlord, whether as Advance Rent, security or otherwise, but such monies shall be credited by Landlord against any Rent due from Tenant at the time of such termination or re-entry or, at Landlord's option, against any damages payable by Tenant under
Article 29 or pursuant to law.


                       ARTICLE 29 - DAMAGES


     29.01.  If  this Lease is terminated under the provisions  of
Article 27, or if Landlord shall re-enter the Demised Premises under the provisions of Article 28, or in the event of the termination of this Lease, or of re-entry, by or under any summary dispossess or other proceeding or action or any provision of law by reason of default hereunder on the part of Tenant, Tenant shall pay as Additional Charges to Landlord, at the election of
Landlord:
     sums equal to the Fixed Rent and the Additional Charges which would have been payable by Tenant had this Lease not so terminated, or had Landlord not so re-entered the Demised Premises, payable upon the due dates therefor specified herein following such termination or such re-entry and until the Expiration Date, provided, however, that if Landlord shall relet the Demised Premises during said period, Landlord shall credit Tenant with the net rents received by Landlord from such reletting, such net rents to be determined by first deducting from the gross rents as and when received by Landlord from such reletting the expenses incurred or paid by Landlord in terminating this Lease or in re-entering the Demised Premises and in securing possession thereof, as well as the expenses of reletting, including, without limitation, altering and preparing the Demised Premises for new tenants, brokers' commissions, legal fees, and all other expenses properly chargeable against the Demised Premises and the rental therefrom, it being understood that any such reletting may be for a period shorter or longer than the period ending on the Expiration Date; but in no event shall Tenant be entitled to receive any excess of such net rents over the sums payable by Tenant to Landlord hereunder, nor shall Tenant be entitled in any suit for the collection of damages pursuant to this subsection to a credit in respect of any rents from a reletting, except to the extent that such net rents are actually received by Landlord. If the Demised Premises or any part thereof should be relet in combination with other space, then proper apportionment on a square foot basis shall be made of the rent received from such reletting and of the expenses of reletting.


     If the Demised Premises or any part thereof should be re-let by Landlord before presentation of proof of such damages to any court, commission or tribunal, the amount of rent reserved upon such re-letting shall, prima facie, be the fair and reasonable rental value for the Demised Premises, or part thereof, so re-let during the term of the re-letting. Landlord shall not be liable in any way whatsoever for its failure to re-let the Demised Premises or any part thereof, or if the Demised Premises or any part thereof are re-let, for its failure to collect the rent under such re-letting, and no such failure to re-let or failure to collect rent shall release or affect Tenant's liability for damages or otherwise under this Lease. Landlord shall use commercially reasonable efforts to re-let the Demised Premises to mitigate Landlord's damages. For the purposes hereof the either of following shall create an irrebuttable presumption that Landlord has fulfilled such obligation: (a) Landlord shall (i) include the availability of the Demised Premises in Landlord's monthly listing to brokers (if any), commencing with the first such report (if any) issued following Landlord's recovery of possession of the Demised Premises, and ending upon re-leasing of the Demised
Premises; and (ii) include the availability of the Demised Premises in Landlord's periodic real estate guide or website (if any), following Landlord's recovery of possession of the Demised Premises, and ending upon re-leasing of the Demised Premises; and
(iii) shall hold an "Open House" for the Demised Premises within forty-five (45) days of Landlord's recovery of possession of the Demised Premises; or (b) Landlord may engage an independent commercial real estate broker to re-let the Demised Premises, the cost and expense of which shall be an element of Landlord's damages in addition to any other damages recoverable pursuant to
Section 29.01 hereof. Nothing contained herein shall require Landlord to re-let the Demised Premises prior to or with any preference over the leasing of any other similar premises of Landlord or any affiliate of Landlord, nor shall any rental of such other premises reduce the damages which Landlord would be entitled to recover from Tenant. In the event Tenant, on behalf of itself or any and all persons claiming through or under Tenant, attempts to raise a defense or assert any affirmative obligations on Landlord's part to mitigate such damages or re-let the Demised Premises other than as provided herein, Tenant shall reimburse Landlord for any costs and expenses incurred by Landlord as a result of any such defense or assertion, including but not limited to Landlord's attorneys' fees incurred in connection therewith.

     29.02. Suit or suits for the recovery of such damages or, any installments thereof, may be brought by Landlord at any time and from time to time at its election, and nothing contained herein shall be deemed to require Landlord to postpone suit until the date when the Term would have expired if it had not been so terminated under the provisions of Article 27, or under any provision of law, or had Landlord not re-entered the Demised Premises. Nothing herein contained shall be construed to limit or preclude recovery by Landlord against Tenant of any sums or damages to which, in addition to the damages particularly provided above, Landlord may lawfully be entitled by reason of any default hereunder on the part of Tenant. Nothing herein contained shall be construed to limit or prejudice the right of Landlord to prove for and obtain as damages by reason of the termination of this Lease or re-entry of the Demised Premises for the default of Tenant under this Lease, an amount equal to the maximum allowed by any statute or rule of law in effect at the time, whether or not such amount be greater than, equal to, or less than any of the sums referred to in Section 29.01(except that Landlord shall not be entitled to accelerate the rent); provided however that nothing contained herein shall be construed as limiting Landlord's right with respect to damages set forth under this Article 29.

     29.03. In addition, if this Lease is terminated under the provisions of Article 27, or if Landlord shall re-enter the Demised Premises under the provisions of Article 28, Tenant covenants that: (a) the Demised Premises then shall be in the same condition as that in which Tenant has agreed to surrender the same to Landlord at the Expiration Date; (b) Tenant shall have performed prior to any such termination any obligation of Tenant contained in this Lease for the making of any alteration or for restoring or rebuilding the Demised Premises or the Building, or any part thereof; and (c) for the breach of any covenant of Tenant set forth above in this Section 29.03, Landlord shall be entitled immediately, without notice or other action by Landlord, to recover, and Tenant shall pay, as and for liquidated damages therefor, the cost of performing such covenant (as estimated by an independent contractor selected by Landlord).

     29.04. In addition to any other remedies Landlord may have under this Lease, and without reducing or adversely affecting any of Landlord's rights and remedies under this Article 29, if any Rent or damages payable hereunder by Tenant to Landlord are not paid upon demand therefor, the same shall bear interest at the Late Payment Rate or the maximum rate permitted by law, whichever is less, from the due date thereof until paid, and the amounts of such interest shall be Additional Charges hereunder.

     29.05. In addition to any remedies which Landlord may have under this Lease, if there shall be a default hereunder by Tenant which shall not have been remedied within the applicable grace period, Landlord shall not be obligated to furnish to Tenant or the Demised Premises any HVAC services outside of Business Hours or Business Days, or any extra or additional cleaning services; and the discontinuance of any one or more such services shall be without liability by Landlord to
Tenant and shall not reduce, diminish or otherwise affect any of Tenant's covenants and obligations under this Lease.


                 ARTICLE 30 - AFFIRMATIVE WAIVERS

     30.01. Tenant, on behalf of itself and any and all persons claiming through or under Tenant, does hereby waive and surrender all right and privilege which it, they or any of them might have under or by reason of any present or future law, to redeem the Demised Premises or to have a continuance of this Lease after being dispossessed or ejected from the Demised Premises by process of law or under the terms of this Lease or after the termination of this Lease as provided in this Lease.

     30.02. Landlord and Tenant hereby waive trial by jury in any action, proceeding or counterclaim brought by either against the other on any matter whatsoever arising out of or in any way connected with this Lease, the relationship of Landlord and Tenant, and Tenant's use or occupancy of the Demised Premises and use of the Common Area, including, without limitation, any claim of injury or damage, and any emergency and other statutory remedy with respect thereto. Tenant shall not interpose any counterclaim of any kind in any action or proceeding commenced by Landlord to recover possession of the Demised Premises.


                      ARTICLE 31 - NO WAIVERS

     31.01. The failure of either party to insist in any one or more instances upon the strict performance of any one or more of the obligations of this Lease, or to exercise any election herein contained, shall not be construed as a waiver or relinquishment for the future of the performance of such one or more obligations of this Lease or of the right to exercise such election, but the same shall continue and remain in full force and effect with respect to any subsequent breach, act or omission. The receipt by Landlord of Fixed Rent or Additional Charges with knowledge of breach by Tenant of any obligation of this Lease shall not be deemed a waiver of such breach.


                   ARTICLE 32 - CURING DEFAULTS


     32.01. If Tenant shall default in the performance of any of Tenant's obligations under this Lease, Landlord, without thereby waiving such default, may (but shall not be obligated to) perform the same for the account and at the expense of Tenant, without notice in a case of emergency, and in any other case only if such default continues after the expiration of twenty (20) days from the date Landlord gives Tenant notice of the default. Charges for any expenses incurred by Landlord in connection with any such performance by it for the account of Tenant, and charges for all costs, expenses and disbursements of every kind and nature whatsoever, including reasonable attorneys' fees and expenses, involved in collecting or endeavoring to collect the Rent or any part thereof or enforcing or endeavoring to enforce any rights against Tenant or Tenant's obligations hereunder, under or in connection with this Lease or pursuant to law, including any such cost, expense and disbursement involved in instituting and prosecuting summary proceedings or in recovering possession of the Demised Premises after default by Tenant or upon the expiration of the Term or sooner termination of this Lease, and interest on all sums advanced by Landlord under this Article at the Late Payment Rate or the maximum rate permitted by law, whichever is less, shall be payable by Tenant and may be invoiced by Landlord to Tenant monthly, or immediately, or at any time, at Landlord's option, and such amounts shall be due and payable upon demand.

     32.02. If Landlord shall default in the performance of any of Landlord's obligations under this Lease beyond any applicable notice or cure period, Tenant, without thereby waiving such default, may (but shall not be obligated to) perform the same for the account and at the expense of Landlord, without notice in a case of emergency posing a threat to life or safety, and in any other case only if such default continues after the expiration of thirty (30) days from the date Tenant gives Landlord notice of the default, unless Landlord has commenced and is then diligently pursuing such cure. In the event of an emergency (such emergency posing a threat to life or safety) Tenant shall have the right to perform such obligation itself and seek reimbursement from Landlord, but Tenant shall, as soon as practicable, notify Landlord (including, but not limited to telephonic or personal notification) of such emergency. Any costs or expenses incurred by Tenant in connection with any such performance by it for the account of Landlord, and interest on all sums advanced by Landlord under this Article at the Prime Rate as announced in the Wall Street Journal (or a successor index reasonably selected by Landlord), plus two percent (2%) per annum, or the maximum rate permitted by law, whichever is less, shall be payable by Landlord within thirty (30) days of demand and, in addition to any other rights or remedies of Tenant under this Lease, any bills received by Tenant for same may be sent by Tenant to Landlord for payment by Landlord monthly, or immediately, at Tenant's option. In no event shall the failure of Landlord to perform any repair or other obligation which is the subject matter hereof, whether or not requested by Tenant, be deemed to be an acknowledgment that the Landlord had a duty or obligation to perform the same. In the event Landlord disputes the necessity of the performance of the repair or other obligation in question, its obligations to make same, or the cost thereof, or if Landlord fails to pay same when due hereunder, Tenant's remedy shall, subject to Landlord's and Tenant's option to require arbitration of such claim under Article 36 hereof pursuant to the expedited arbitration procedures of the American Arbitration Association or the similar rules of an alternative dispute resolution organization reasonably designated by Landlord, be an action at law to recover such claimed amount and Tenant shall not, in any case, be entitled to any offsets or deductions from Rent. Tenant shall have the right to enforce the award in such Arbitration, if any, in a court of competent jurisdiction. Nothing contained in this Section 32.02 shall be construed to allow or permit Tenant to deduct or offset or reduce any amounts due against any Rent under this Lease.




                        ARTICLE 33 - BROKER


     33.01. Tenant and Landlord each represents to the other that no broker except the Broker was instrumental in bringing about or consummating this Lease and that they respectively had no conversations or negotiations with any broker except the Broker concerning the leasing of the Demised Premises. Tenant and Landlord each agrees to indemnify and hold harmless the other against and from any claims by any Person claiming to have dealt with or on behalf of the indemnifying party for any brokerage commissions and all costs, expenses and liabilities in connection therewith, including, without limitation, reasonable attorneys' fees and expenses, arising out of any conversations or negotiations had by the indemnifying party with any broker other than the Broker. Landlord shall pay any brokerage commissions due the Broker pursuant to a separate agreement between Landlord and the Broker.




                       ARTICLE 34 - NOTICES


     34.01. Any notice, statement, demand, consent, approval or other communication required or permitted to be given, rendered or made by either party to the other, pursuant to this Lease or pursuant to any applicable Legal Requirement, shall be in writing and shall be deemed to have been properly given, rendered or made only if hand delivered or sent by reputable, nationally recognized overnight courier in either case providing receipted delivery or United States registered or certified mail, return receipt requested, addressed to the Landlord at the address hereinabove set forth, to the attention of General Counsel with a concurrent notice to the attention of Controller or at the address set forth below as to Tenant, and shall be deemed to have been given, rendered or made when delivered or refused. Either party may, by notice as aforesaid, designate a different address or addresses for notices, statements, demands, consents, approvals or other communications intended for it. In addition, upon and to the extent requested by Landlord in writing, copies of notices shall be sent to the Superior Mortgagee. Tenant's address for notice purposes is as follows, with a copy sent at the same time and in the same manner to:

Kenneth Cole Services, Inc.
603 West 50th Street
New York, New York 10019
Attention: Legal Department

With a copy to:

Kenneth Cole Productions, Inc.
603 West 50th Street
New York, New York 10019
Attention: Chief Financial Officer


                 ARTICLE 35 - ESTOPPEL CERTIFICATES


     35.01. Tenant shall, at any time and from time to time, as requested by the Landlord, not later than the first (1st) business day following the fifteenth (15th) day after written notice, promptly execute and deliver to the Landlord or a Superior Mortgagee or Superior Lessor a statement certifying that this Lease is unmodified and in full force and effect (or if there have been modifications, that the same is in full force and effect as modified and stating the modifications), certifying the dates to which the Fixed Rent and Additional Charges have been paid, stating whether or not, to the best knowledge of the party giving the statement, the requesting party is in default in performance of any of its obligations under this Lease, and, if so, specifying each such default of which the party giving the statement shall have knowledge, and stating whether or not, to the best knowledge of the party giving the statement, any event has occurred which with the giving of notice or passage of time, or both, would constitute such a default of the requesting party, and, if so, specifying each such event; any such statement delivered pursuant hereto shall be deemed a representation and warranty to be relied upon by the party requesting the certificate and by others with whom such party may be dealing, regardless of independent investigation. Tenant also shall include in any such statement such other information concerning this Lease as Landlord may reasonably request.


                     ARTICLE 36 - ARBITRATION


     36.01. Landlord may at any time request arbitration. Tenant may at any time when not in default in the payment of any Rent request arbitration, of any matter in dispute but only where arbitration is expressly provided for in this Lease (i.e. Sections
6.03 and 32.02). The party requesting arbitration shall do so by giving notice to that effect to the other party, specifying in said notice the nature of the dispute, and said dispute shall be determined in Newark, New Jersey, by a single arbitrator, in accordance with the rules then obtaining of the American Arbitration Association (or any comparable alternative dispute resolution organization designated by Landlord and approved by Tenant, such approval not to be unreasonably withheld or delayed). The award in such arbitration may be enforced on the application of either party by the order or judgment of a court of competent jurisdiction. The fees and expenses of any arbitration shall be borne by the parties equally, but each party shall bear the expense of its own attorneys and experts and the additional expenses of presenting its own proof. If Tenant gives notice requesting arbitration as provided in this Article, Tenant shall simultaneously serve a duplicate of the notice on each Superior
Mortgagee and Superior Lessor whose name and address shall previously have been furnished to Tenant, and such Superior Mortgagees and Superior Lessor shall have the right to participate in such arbitration. Nothing contained in this section 36.01 shall be construed to allow or permit Tenant to deduct or offset any amounts awarded in such arbitration against any rent under this Lease, except that Tenant shall be permitted to enforce any judgment confirming such award against the Rent payable under this Lease after such judgment.


                 ARTICLE 37 - MEMORANDUM OF LEASE


     37.01. Tenant shall not record this Lease. However, at the request of Landlord, Tenant shall promptly execute, acknowledge and deliver to Landlord a memorandum of lease in respect of this Lease sufficient for recording. Such memorandum shall not be deemed to change or otherwise affect any of the obligations or provisions of this Lease. Whichever party records such memorandum of Lease shall pay all recording costs and expenses, including any taxes that are due upon such recording.
                ARTICLE 38 - INTENTIONALLY OMITTED


                    ARTICLE 39 - MISCELLANEOUS


     39.01. Tenant expressly acknowledges and agrees that Landlord has not made and is not making, and Tenant, in executing and delivering this Lease, is not relying upon, any warranties, representations, promises or statements, except to the extent that the same are expressly set forth in this Lease or in any other written agreement(s) which may be made between the parties concurrently with the execution and delivery of this Lease. All understandings and agreements heretofore had between the parties are merged in this Lease and any other written agreement(s) made concurrently herewith, which alone fully and completely express the agreement of the parties and which are entered into after full investigation. Neither party has relied upon any statement or representation not embodied in this Lease or in any other written agreement(s) made concurrently herewith. The submission of this Lease to Tenant does not constitute by Landlord a reservation of, or an option to Tenant for, the Demised Premises, or an offer to lease on the terms set forth herein and this Lease shall become effective as a lease agreement only upon execution and delivery thereof by Landlord and Tenant.

     39.02. No agreement shall be effective to change, modify, waive, release, discharge, terminate or effect an abandonment of this Lease, in whole or in part, unless such agreement is in writing, refers expressly to this Lease and is signed by the party against whom enforcement of the change, modification, waiver, release, discharge, termination or effectuation of abandonment is sought.

     39.03. If Tenant shall at any time request Landlord to sublet or let the Demised Premises for Tenant's account, Landlord or its agent is authorized to receive keys for such purposes without releasing Tenant from any of its obligations under this Lease, and Tenant hereby releases Landlord of any liability for loss or damage to any of the Tenant's Property in connection with such subletting or letting.

     39.04. Except as otherwise expressly provided in this Lease, the obligations under this Lease shall bind and benefit the successors and assigns of the parties hereto with the same effect as if mentioned in each instance where a party is named or referred to; provided, however, that (a) no violation of the provisions of Article 11 shall operate to vest any rights in any successor or assignee of Tenant and (b) the provisions of this
Section 39.04 shall not be construed as modifying the conditions of limitation contained in Article 27.

     39.05. Except for Tenant's obligations to pay Rent, the time for Landlord or Tenant, as the case may be, to perform any of its respective obligations hereunder shall be extended if and to the extent that the performance thereof shall be prevented due to any Unavoidable Delay. Except as expressly provided to the contrary, the obligations of Tenant hereunder shall not be affected, impaired or excused, nor shall Landlord have any liability whatsoever to Tenant, (a) because Landlord is unable to fulfill, or is delayed in fulfilling, any of its obligations under this Lease due to unavoidable delay (including but not limited to any failure or defect in the supply, quality or character of electricity, water or any other utility or service furnished to the Demised Premises for any reason beyond Landlord's reasonable control).

     39.06. Any liability for payments hereunder (including, without limitation, Additional Charges) shall survive the expiration of the Term or earlier termination of this Lease.

     39.07. In no event shall Landlord or its agents or partners, joint ventures, directors, officers, or employees be responsible or liable for any consequential, special damages or exemplary damages.

     39.08. If an excavation shall be made upon land adjacent to or under the Building, or shall be authorized to be made, Tenant shall afford to the Person causing or authorized to cause such excavation, license to enter the Demised Premises for the purpose of performing such work as said Person shall reasonably deem necessary or desirable to preserve and protect the Building from injury or damage and to support the same by proper foundations, without any claim for damages or liability against Landlord and without reducing or otherwise affecting Tenant's obligations under this Lease.

     39.09. Tenant shall not exercise its rights under Article 15 or any other provision of this Lease in a manner which would violate Landlord's union contracts or create any work stoppage, picketing, labor disruption or dispute or any interference with the business of Landlord or any tenant or occupant of the Building.

     39.10. Tenant shall give prompt notice to Landlord of (a) any occurrence in or about the Demised Premises for which Landlord might be liable, (b) any fire or other casualty in the Demised Premises, (c) any damage to or defect in the Demised Premises, including the fixtures and equipment thereof, for the repair of which Landlord might be responsible, and (d) any damage to or defect in any part of the Building's sanitary, electrical, heating, ventilating, air-conditioning, elevator or other systems located in or passing through the Demised Premises or any part thereof.

     39.11. This Lease shall be governed by and construed in accordance with the laws of the State of New Jersey. Tenant hereby irrevocably agrees that any legal action or proceeding arising out of or relating to this Lease may be brought in the Courts of the State of New Jersey, or the Federal District Court for the District of New Jersey, as Landlord may elect. By execution and delivery of this Lease, Tenant hereby irrevocably accepts and submits generally and unconditionally for itself and with respect to its properties, to the jurisdiction of any such court in any such action or proceeding, and hereby waives in the case of any such action or proceeding brought in the courts of the State of New Jersey, or Federal District Court for the District of New
Jersey, any defenses based on jurisdiction, venue or forum non conveniens. If any provision of this Lease shall be invalid or unenforceable, the remainder of this Lease shall not be affected and shall be enforced to the extent permitted by law. The table of contents, captions, headings and titles in this Lease are solely for convenience of reference and shall not affect its interpretation. This Lease shall be construed without regard to any presumption or other rule requiring construction against the party causing this Lease to be drafted. If any words or phrases in this Lease shall have been stricken out or otherwise eliminated, whether or not any other words or phrases have been added, this Lease shall be construed as if the words or phrases so stricken out or otherwise eliminated were never included in this Lease and no implication or inference shall be drawn from the fact that said words or phrases were so stricken out or otherwise eliminated. Each covenant, agreement, obligation or other provision of this Lease on Tenant's part to be performed, shall be deemed and construed as a separate and independent covenant of Tenant, not dependent on any other provision of this Lease. All terms and words used in this Lease, regardless of the number or gender in which they are used, shall be deemed to include any other number and any other gender as the context may require. Tenant specifically agrees to pay all of Landlord's costs, charges and expenses, including attorneys' fees, incurred in connection with any document review requested by Tenant and upon submission of bills therefor. In the event Landlord permits Tenant to examine Landlord's books and records with respect to any Additional Charge imposed under this Lease, such examination shall be conducted at Tenant's sole cost and expense and shall be conditioned upon Tenant retaining an independent accounting firm for such purposes which shall not be compensated on any type of contingent fee basis with respect to such examination. Wherever in this Lease or by law Landlord is authorized to charge or recover costs and expenses for legal services or attorneys' fees, same shall include, without limitation, the costs and expenses for in-house or staff legal counsel or outside counsel at rates not to exceed the reasonable and customary charges for any such services as would be imposed in an arms length third party agreement for such services.

     39.12. Within thirty (30) days after request of Landlord, Tenant shall furnish to Landlord a copy of its then current financial statement certified by the Tenant's Chief Financial Officer (and Tenant's then current audited statement if available) which shall be employed by Landlord for purposes of financing the Demised Premises and not distributed otherwise without prior authorization of Tenant.

     IN WITNESS WHEREOF, Landlord and Tenant have duly executed this Lease as of the day and year first above written.

                                   ("Landlord")
                         BY: 400 PLAZA DRIVE, INC.


                         BY:
                              Irwin A. Horowitz
                              Executive Vice President


                                   ("Tenant")
                         BY: KENNETH COLE SERVICES, INC.


                         BY:
                              Name:
                              Title: President

RIDER TO LEASE DATED FEBRUARY 21, 2004, BETWEEN 400 PLAZA DRIVE,
INC. AS LANDLORD AND KENNETH COLE SERVICES, INC., AS TENANT.
________________________________________________________________

          R1.    If any of the provisions of this Rider shall conflict
     with any of the provisions, printed or typewritten, of this Lease, such conflict shall resolve in every instance in favor of the provisions of this Rider.

          R2.    Extension of Term. Provided Tenant is in compliance with
     all of the terms and conditions contained herein, and provided Tenant has not assigned this Lease or sublet all or any portion of the Demised Premises and is itself in occupation and conducting business in the whole of the Demised Premises in accordance with the terms of this Lease, Tenant expressly acknowledging and agreeing that the option rights contained herein are personal to the original named Tenant, Tenant shall have two (2) successive options to extend the Term of its lease of the Demised Premises, from the date upon which this Lease would otherwise expire for two separate extended periods of five
     (5) years each ("Extended Period"), the first of which is called the "First Extended Period" and the second of which is called the "Second Extended Period", upon the following terms and conditions:

            1. If Tenant elects to exercise any one or both of said options, it shall do so by giving notice of such election to Landlord on or before the date which is one (1) year before the beginning of the Extended Period for which the Term is to be extended by the exercise of such option. Tenant agrees that it shall have forever waived its right to exercise any such option if it shall fail for any reason whatsoever to give such notice to Landlord by the time provided herein for the giving of such notice, whether such failure is inadvertent or intentional, time being of the essence as to the exercise of each such option.

            2. If Tenant elects to exercise any one or both of said options, the Term shall be automatically extended for the Extended Period covered by the option so exercised without execution of an extension or renewal lease. Within ten (10) days after request of either party following the effective exercise of any such option, however, Landlord and Tenant shall execute, acknowledge and deliver to each other duplicate originals of an instrument in recordable form confirming that such option was effectively exercised.

            3. Each Extended Period shall be upon the same terms and conditions as are in effect immediately preceding the commencement of such Extended Period; provided, however, that Tenant shall have no right or option to extend the Term for any period of time beyond the expiration of the Second Extended Period and, provided further, that in the Extended Period(s) the Fixed Rent shall be as follows:

          The Fixed Rent during the First Extended Period and the Second Extended Period shall be Ninety-Five percent (95%) of Fair Market Value ("FMV"). If the parties are unable to agree on the FMV within thirty
          (30) days of Tenant's exercise of its option, the parties shall choose a licensed Real Estate Appraiser who shall determine  the  FMV.  The cost  of  said  Real  Estate
          Appraiser shall be borne equally by the parties. If the parties are unable to agree on a licensed Real Estate Appraiser within forty-five (45) days of Tenant's exercise of its option, each party shall select one Appraiser to appraise the FMV. All appraisals shall be rendered within thirty (30) days of appointment of the respective Appraiser appointed under this paragraph. If the difference between the two appraisals is 20% or less of the lower appraisal, then the FMV shall be the average of the two appraisals. If the difference between the two appraisals is greater than 20% of the lower appraisal, the two Appraisers shall select a third licensed Real Estate Appraiser to appraise the FMV. The FMV shall in such case be the average of the three appraisals. The cost of the third appraisal shall be borne equally by the parties.

Anything to the contrary contained herein notwithstanding, the Fixed Rent for each Extended Period shall not be less than the Fixed Rent for the period immediately preceding the Extended
Period for which the Fixed Rent is being calculated.

            4. Any termination, expiration, cancellation or surrender of this Lease shall terminate any right or option for the Extended Period(s) not yet exercised.

            5. Landlord shall have the right, for thirty (30) days after receipt of notice of Tenant's election to exercise any option to extend the Term, to reject Tenant's election if Tenant gave such notice while Tenant was in default in the performance of any of its obligations under the Lease, and such rejection shall automatically render Tenant's election to exercise such option null and void and of no effect.

            6. The options provided herein to extend the Term of the Lease may not be severed from the Lease or separately sold, assigned or otherwise transferred.

     R3. First Offer on Third Floor Space: (A) Provided Tenant is in compliance with all of the terms and conditions contained herein, and provided Tenant has not assigned this Lease or sublet all or any portion of the Demised Premises and is itself in occupation and conducting business in the whole of the Demised Premises in accordance with the terms of this Lease, Tenant expressly acknowledging and agreeing that the option rights contained herein are personal to the original named Tenant, Landlord agrees that during the Term, prior to entering into any new lease with a prospective Tenant for any premises on the third floor of the Building (other than extensions or renewals of existing leases), Landlord shall first notify Tenant in writing of its intention to lease such space (herein the "Additional Premises") (such notice being referred to herein as a "Landlord's Notice"). Tenant shall have a period of ten (10) Business Days following the giving of Landlord's Notice to notify Landlord, in writing, of its election to enter into a lease for such Additional Premises as tenant pursuant to this Rider Section R3. If Tenant shall notify Landlord in writing of its election to enter into such lease as tenant for the Additional Premises within the said ten (10) Business Day period, Landlord shall deliver and Tenant shall execute a modification of this Lease incorporating the Additional Premises which were subject to Landlord's Notice into the Demised Premises at the rent, terms and conditions set forth in this Section R3. Time is of the essence with respect to Tenant's exercise of its right of first offer hereunder.


            (B) If Tenant shall fail to notify Landlord in writing of its election to enter into a modification to this Lease incorporating the Additional Premises, within the ten (10)
       Business Day period referred to in subsection (A) hereof, then the right of first refusal granted to the tenant as set forth in subsection (A) of this Section with respect to the additional premises referred to in Landlord's notice, shall automatically terminate and come to and end.

            (C) If Tenant shall not elect to lease the premises referred to in Landlord's Notice within the ten (10) Business Day period following Landlord's Notice then, Landlord may thereafter enter into and deliver a lease for such Additional Premises free of the restrictions herein stated, without again being required to offer the same to Tenant pursuant to the preceding provisions of this Rider Section R3.

            (D) This right of first offer so granted to Tenant shall terminate and become null and void upon the expiration or sooner termination of this Lease.

            (E)    In the event Tenant shall exercise its right to
       incorporate the Additional Premises into the Demised Premises pursuant to this Rider Section R3, such leasing of the Additional Premises shall be on the same terms and conditions as are applicable the original Demised Premises under this Lease, except that the Fixed Rent shall be as determined pursuant to paragraph R3 (F) and with the same Landlord's Contribution per square foot of Floors Space for such Additional Space as was applicable per square foot of Floor Space of the original Demised Premises, and otherwise subject in all respects to the terms and provisions of this Lease. If Tenant shall fail to notify Landlord in writing of its election to enter into a modification to its lease incorporating the Additional Premises, within ten (10) Business Days after Landlord shall have advised Tenant of the availability of such space in response to Tenant's request, or if after tenant Notifies landlord Tenant shall fail to execute a Lease modification incorporating the Additional Premises into the Demised Premises within five (5) days after receipt of such Lease Modification from Landlord then the right herein granted to the Tenant as set forth in this subsection (E) with respect to the Additional Premises identified by Landlord, shall automatically terminate and come to and end.
(F)    The Fixed Rent for the Additional Premises shall be at
One Hundred percent of (100%) of Fair Market Value ("FMV"). If the parties are unable to agree on the FMV within thirty (30)
days of Tenant's exercise of its option to lease the Additional Premises pursuant to this Section R3, the parties shall choose a licensed Real Estate Appraiser who shall determine the FMV of the Additional Premises. The cost of said Real Estate Appraiser shall be borne equally by the parties. If the parties are unable to agree on a licensed Real Estate Appraiser within forty-five
(45) days of Tenant's exercise of its option, each party shall select one Appraiser to appraise the FMV. All appraisals shall be rendered within thirty (30) days of appointment of the
respective Appraiser appointed under this paragraph. If the
difference between the two appraisals is 20% or less of the
lower appraisal, then the FMV shall be the average of the two appraisals. If the difference between the two appraisals is greater than 20% of the lower appraisal, the two Appraisers
shall select a third licensed Real Estate Appraiser to appraise the FMV. The FMV
(B)
shall  in such case be the average of the three appraisals.  The cost  of  the  third  appraisal shall be borne  equally  by  the
parties.    Anything   to   the   contrary   contained    herein
notwithstanding, the Fixed Rent for the Additional Premises shall not be less than the Fixed Rent per square foot per annum for the original Demised Premises.

          R4.    Delivery of Demised Premises. Landlord shall use its
     reasonable efforts to cause the Demised Premises to be ready for occupancy on or about June 1, 2004. In the event Landlord does not construct the Demised Premises to be Ready for Occupancy on or before June 1, 2004, other than as the result of delays caused by Tenant, its Agents or contractors, Landlord shall during the period of such late delivery cause its affiliate to permit Tenant to holdover in the office part of the Premises located at 2 Emerson Lane, Secaucus, New Jersey at a rental equal to the Fixed Rent and additional charges that payable thereunder immediately prior to the Surrender Date thereunder (as that term is defined therein) with respect to the office portion thereof for such period. If the Commencement Date of this Lease does not occur by January 1, 2005, Landlord and Tenant shall each have the right, upon written notice to the other given within thirty (30) days after said date, to terminate this Lease.

          R5.    Twenty-Four Hour Access. Tenant, its agents and employees
     shall, from and after the Ready Date, during the Term, be permitted access to the Building twenty-four hours per day, seven days per week, fifty-two (52) weeks per year, subject however to any temporary closure required do to emergency or to effect repairs or maintenance to the Building in accordance with the terms of this Lease. Landlord shall in the event of such temporary closure use reasonable efforts to minimize interference by Landlord with Tenant's use of the Demised
     Premises or means of ingress or egress to and from the Demised
     Premises.

          R6.    Landlord's Environmental Covenant. Landlord represents
     that to the best of Landlord's knowledge, as of the date hereof, the Demised Premises, the Building and the Land are in substantial compliance with applicable Environmental Laws (as hereinafter defined), except for any non-compliance caused by or attributable to the acts or omissions of Tenant or its agents, employees, contractors, or invitees, or arising out of the performance or existence of Tenant's Work. In the event any Hazardous Materials (as hereinafter defined) are discovered to exist in violation of any applicable Environmental Laws, in, on, or under the Land, the Building, or the Demised Premises during the Term of this Lease, which was present on the Demised
     Premises on the Commencement Date which is not due to the fault, act, or omission of Tenant or its agents, employees, contractors, or invitees, or arisen out of Tenant's Work, Landlord shall cause such Hazardous Materials to be removed or remediated at Landlord's cost and expense, in accordance with all applicable Legal Requirements and indemnify Tenant for any fines or penalties imposed upon it by the governmental agency having jurisdiction of the matter. As used herein "Hazardous Materials" means (i) any dangerous, toxic or hazardous pollutants, contaminants, chemicals, wastes, materials or substances, as defined in or governed by the provisions of any federal, state or local law, statute, code, ordinance, regulation, requirements or rules relating thereto (hereinafter collectively, "Environmental Laws"), and also including urea-formaldehyde, polychlorinated biphenyls, asbestos, asbestos-containing materials, nuclear fuel or waste, and petroleum products, or any other waste, material, substance, pollutant or contaminant which would
          R4.
subject the owner of any property or the tenant of all or any part of the Building, Demised Premises or the Land to any damages, penalties or liabilities under any applicable
Environmental Laws.



     IN WITNESS WHEREOF, Landlord and Tenant have duly executed this Rider to Lease as of the day and year first above written.

                    ("Landlord")
                    400 Plaza Drive, Inc.

                    By:
                    Irwin A. Horowitz
                    Executive Vice President


                    ("Tenant")
                    Kenneth Cole Services, Inc.

                    By:
                    Name:
                    Title:

EXHIBIT A




EXHIBIT B




                          EXHIBIT C

                    (LANDLORD'S WORK)

     Landlord agrees that provided (a) none of the events listed in Section 27.01has occurred, Landlord shall perform the work identified as Landlord's Work on the Work Letter attached hereto as Exhibit C-1.




EXHIBIT D




EXHIBIT E




EXHIBIT F



EXHIBIT G



EXHIBIT H


_________________________________________________________________

                                                EXHIBIT 10.21


                     SALE-PURCHASE AGREEMENT


                             between


                       SAAR COMPANY, LLC.


                              Seller,


                               and


                 KENNETH COLE PRODUCTIONS, INC.


                            Purchaser.


                            Premises:

                  601 and 615 West 50th Street
                       New York, New York
_________________________________________________________________
                              ____
                     SALE-PURCHASE AGREEMENT

THIS SALE-PURCHASE AGREEMENT (this "Agreement"), is made as of this 23rd day of April, 2004 (the "Effective Date"), between SAAR COMPANY, LLC, a limited liability company organized under the laws of the State of New York, having an office c/o APF Properties, 25 West 45th Street, New York, New York 10036 ("Seller"), and KENNETH COLE PRODUCTIONS, INC., a corporation organized under the laws of the State of New York, having an office at 603 West 50th Street, New York, New York 10019 ("Purchaser").

                  W  I  T  N  E  S  S  E  T  H:

       WHEREAS, Seller is the owner of the Premises (as hereinafter defined); and

       WHEREAS, Seller desires to sell, and Purchaser desires to purchase, the Premises, on the terms and conditions set forth herein.

       NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, and for other good and valuable consideration, the mutual receipt and legal sufficiency of which are hereby acknowledged, Seller and Purchaser hereby agree as follows:


       1.     Sale-Purchase.

              1.1.   Seller agrees to sell and convey to
Purchaser, and Purchaser agrees to purchase from Seller, upon the terms and conditions hereinafter set forth, the following (collectively, the "Premises"): (a) all that certain plot, piece and parcel of land located in the County of New York and the State of New York, described in Exhibit A attached hereto and made a part hereof, together with any easements and appurtenances, pertaining thereto (the "Land"), which Land is located at 601 and 615 West 50th Street, New York, New York; (b) all buildings and improvements located on the Land and all of Seller's right, title and interest in and to any and all fixtures attached thereto and all machinery, equipment, appliances and personal property owned by Seller and used in connection with the Premises (collectively, the "Improvements"); (c) any Contracts (as hereinafter defined); (d) to the extent assignable, and subject to the terms hereof, all licenses, permits, certificates of occupancy and approvals used in or relating to the ownership or occupancy of the Improvements (the "Permits"); (e) to the extent assignable, all warranties and guaranties, if any, relating to the Improvements (the "Warranties"); and (f) all leases, licenses and other agreements (written or oral) for the occupancy of the retail, office or any other space within the Improvements (the "Leases"), that are, subject to the terms of this Agreement, described in the rent roll (the "Rent Roll") attached hereto as Exhibit B, and all security deposits held by Seller pursuant to the Leases.


     2.Purchase Price; Letter of Credit.

              2.1 The purchase price for the Premises (the "Purchase Price") is Twenty Four Million and 00/100 Dollars ($24,000,000.00) and shall be payable at or before 1:00 P.M. (New York time) on the Closing Date (as hereinafter defined), as adjusted for prorations and apportionments as herein provided, by wire transfer of immediately available federal funds to an account or accounts designated by Seller (such funds, the "Closing Funds").

              2.2.   Simultaneously with the execution and
delivery of this Agreement by Purchaser, a Letter of Credit (as hereinafter defined) in the amount of Three Million Six Hundred Thousand and 00/100 Dollars ($3,600,000) (as the same may be amended, replaced, renewed, extended or drawn down from time to time pursuant the provisions of this Section 2, the "Letter of Credit"), shall be delivered to Pryor Cashman Sherman & Flynn, LLP, 410 Park Avenue, New York, New York 10022 ("Escrow Agent") and held and disbursed by Escrow Agent in accordance with the terms, covenants and conditions of this Agreement. Purchaser shall cause the Letter of Credit to be maintained in accordance with the provisions of this Section 2 and which Letter of Credit shall be delivered to and applied by Seller in the event of a Purchaser Default (as such term is defined in Section 10 below) hereunder. As used herein, "Letter of Credit" shall mean a letter of credit which shall be (i) unconditional and irrevocable, (ii) issued by a reputable New York bank reasonably satisfactory to Seller or bank that is a member of the New York Clearing House Association, (iii) payable at a branch located in New York City, (iv) payable to Seller (or, at Seller's option, to a qualified intermediary (a "Qualified Intermediary") appointed pursuant to Seller's rights under Section 12) solely upon presentation of a sight draft, (v) transferable by the beneficiary without additional charge, (vi) payable in multiple drafts, and (vii) for a term of not less than one (1) year and expressly provide that the Letter of Credit shall automatically be renewed for successive one-year periods unless (A) the issuer shall have provided the beneficiary with written notice of such non-renewal at least thirty (30) days prior to the expiration date of the Letter of Credit and (B) at least fifteen (15) days prior to the expiration of said Letter of Credit, Purchaser shall deliver to Escrow Agent a supplemental or new letter of credit meeting the requirements of this Section 2.

              2.3 Notwithstanding anything to the contrary contained herein, Purchaser acknowledges and agrees that the (a) Seller's receipt of notice from the issuing bank that the Letter of Credit will not be renewed without Purchaser delivering a supplemental or new letter of credit meeting the requirements of this Section 2; or (b) a Purchaser Default under this Agreement shall be deemed a material default hereunder on the part of Purchaser, in which event Escrow Agent is authorized and directed to deliver the Letter of Credit to Seller, and Seller shall be entitled to draw down the Letter of Credit and retain the proceeds of the draw and exercise its rights and remedies hereunder, including, without limitation, pursuant to Section
10.1 hereof.


       3.     Assignment of Contracts.   At Closing, Seller
shall assign to Purchaser and Purchaser shall assume all of the contracts described on Exhibit C attached hereto (together with any Approved New Contracts (as hereinafter defined) and that certain Management & Leasing Agreement by and between Newmark & Company Real Estate, Inc. and SAAR Company, LLC (the "M & L Agreement"), a copy of which was previously provided to Purchaser, if Purchaser provides Seller with notice within 10 days after receipt of the Initial Scheduled Closing Date Notice (as hereinafter defined) that it elects to assume the M & L Agreement. In the event Purchaser does not provide Seller with such notice in the manner set forth above, Seller agrees to cause such M & L Agreement to be terminated on or prior to the Closing Date, the "Contracts").

       4.     Closing Date.   The consummation of the
transactions contemplated hereby (the "Closing"), shall take place at the New York City office of Purchaser's lender or, if none, at the offices of Seller's attorneys, Pryor Cashman Sherman & Flynn LLP, 410 Park Avenue, New York, New York 10022 at 1:00 P.M. (New York City time), or by escrow, or through customary closing arrangements reasonably acceptable to Seller and to Purchaser on the date (such date, the "Closing Date") that is not later than sixty (60) days after Seller shall deliver notice (such notice, the "Initial Scheduled Closing Date Notice") to Purchaser setting forth that the Closing shall occur on the date set forth in such Initial Scheduled Closing Date Notice, which scheduled Closing Date shall in no event be later than the date which is twenty-four (24) months following the Effective Date (the "Outside Date"). If Seller shall fail to deliver the Initial Scheduled Closing Date Notice, the Closing Date shall be on the Outside Date, time being of the essence. Notwithstanding the foregoing provisions of this Section 4, Seller shall have the right, by delivering notice to Purchaser on or before the scheduled Closing Date, to adjourn the Closing one or more times (but for not more than sixty (60) days in the aggregate) to a date selected by Seller which shall not be sooner than three (3) business days after any adjourned scheduled Closing Date or later than the Outside Date. It is expressly agreed by Seller and Purchaser that time is of the essence with respect to Purchaser's obligation to close this transaction on the Closing Date. For the avoidance of doubt (a) Purchaser acknowledges that if Seller adjourns the Closing Date pursuant to any right of adjournment granted hereunder, then time shall be of the essence with respect to Purchaser's obligation to close this transaction on such adjourned Closing Date, and (b) Seller acknowledges that if Seller shall fail to deliver the Initial Scheduled Closing Date Notice, the Closing Date shall be on the Outside Date, time being of the essence.

       5.     Condition of Premises.

       5.1. Other than as expressly set forth in this Agreement, Seller specifically disclaims any warranty, guaranty or representation of any kind or character, express or implied, with respect to the Premises, including, but not limited to, warranties or representations as to matters of title, zoning, tax consequences, physical or environmental conditions, availability of access, ingress or egress, operating history or projections, valuation, governmental approvals, governmental regulations or any other matter or thing relating to or affecting the Premises, including, without limitation, (a) the nature and condition of the Premises, including, without limitation, the water, soil and geology or any other matter affecting the stability or integrity of the Premises, and the suitability thereof and of the Premises for any and all activities and uses which Purchaser may elect to conduct thereon, and the existence of any Hazardous Materials thereon, (b) the compliance of the Premises with any law, rule, regulation or ordinance to which the Premises is or may be subject, (c) the condition of title to the Premises or the nature and extent of any right of way, lease, license, reservation or contract, (d) the profitability or losses or income or expenses relating to the Premises and the businesses conducted in connection therewith, (e) the value of the Premises, (f) the existence, quality, nature or adequacy of any utility servicing the Premises, (g) the physical condition of the Premises or the condition of any mechanical or other systems on the Premises, (h) the legal or tax consequences of this Agreement or the transactions contemplated hereby, (i) the value, condition, habitability, merchantability, marketability, profitability, suitability or fitness for a particular use or purpose of the Premises, (j) the manner or quality of the construction or materials incorporated into any of the Premises and (k) the manner, quality, state of repair or lack of repair of the Premises. Purchaser represents, warrants and acknowledges that it is the tenant under the KCP Lease (as hereinafter defined) and is a knowledgeable purchaser of real estate and that, except for Seller's representations set forth in Section 11, it is purchasing the Premises solely in reliance on its own expertise and investigations and those of Purchaser's agents and that, prior to the date hereof, Purchaser has been in possession of a portion of the Premises pursuant to the KCP Lease and has had a full and complete opportunity to conduct such investigations, examinations, inspections and analysis of the Premises as Purchaser, in its sole and absolute discretion, may determine, and will rely upon same. In consideration of the agreements of Seller herein, Purchaser expressly acknowledges that, other than as expressly set forth in this Agreement, Seller makes no representations or warranties, express or implied, or arising by operation of law, including, but not limited to, any warranty of value, condition, habitability, merchantability, marketability, profitability, suitability or fitness for a particular purpose or use of the Premises. In consideration of the agreements of Seller in this Agreement, Purchaser (i) acknowledges that, other than as set forth in this Agreement, it has not relied upon, either directly or indirectly, any representation or warranty of or any statements, information or other material provided by Seller or any agent of Seller, (ii) assumes the risk that adverse matters, including, but not limited to, adverse physical and environmental conditions, may not have been revealed by Purchaser's inspections and investigations, (iii) acknowledges that, other than as set forth in the Agreement, Seller is conveying to Purchaser and Purchaser is accepting the Premises owned by Seller "AS IS, WHERE IS," with all faults, (iv) acknowledges and agrees that there are no oral agreements, warranties, or representations, collateral to or affecting the Premises by Seller, any agent of Seller or any third party and
(v) acknowledges that, except as expressly set forth in this Agreement, Seller has not made an independent investigation or verification of the accuracy or completeness of any documents, studies, surveys, information or materials which were prepared by parties other than Seller and which were provided, or made available, to Purchaser or the methods employed by the preparers of such items. For purposes of this Agreement, the term "Hazardous Materials" means any substance which is or contains:
(i) any "hazardous substance" as now or hereafter defined in
Section 101(14) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (42 U.S.C.
Section 9601 et seq.), or any regulations promulgated thereunder;
(ii) any "hazardous waste" as now or hereafter defined in the Recourse Conservation and Recovery Act (42 U.S.C. Section 6901 et seq.) or regulations promulgated thereunder; (iii) any substance regulated by the Toxic Substances Control Act
(15 U.S.C. Section 2601 et. seq.); (iv) gasoline, diesel fuel or other petroleum hydrocarbons; (v) asbestos and asbestos containing materials, in any form, whether friable or nonfriable;
(vi) polychlorinated biphenyls; (vii) radon gas and (viii) any additional substances or materials which are now or hereafter classified or considered to be hazardous or toxic under Environmental Requirements or the common law, or any other applicable law related to the Premises. Hazardous Materials shall include, without limitation, any substance, the presence of which on the Premises: (A) requires reporting, investigation or remediation under Environmental Requirements; (B) causes or threatens to cause a nuisance on the Premises or adjacent property or poses or threatens to pose a hazard to health or safety of persons on the Premises or adjacent property or
(C) which, if emanated or migrated from the Premises, could constitute a trespass. For purposes of this Agreement, the term "Environmental Requirements" means all laws, ordinances, statutes, codes, rules, regulations, agreements, judgments, orders and decrees now or hereafter enacted, promulgated, or amended, of the United States, the states, the counties, the cities or any other political subdivisions in which the Premises is located and any other political subdivision, agency or instrumentality exercising jurisdiction over Seller, the Premises or the use of the Premises relating to pollution, the protection or regulation of human health, natural resources or the environment, or the emission, discharge, release or threatened release of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or waste or Hazardous Materials into the environment (including, without limitation, ambient air, surface water, ground water or land or soil). By executing this agreement, except as set forth in this agreement, Purchaser affirms and agrees that (a) there are no representations or warranties, express, implied, statutory, or by operation of law, with respect to the Premises or any component thereof, (b) Purchaser has been given the opportunity to inspect the Premises and each component thereof and has determined to purchase the Premises and each component thereof based on such inspection, and
(c) upon closing, except as otherwise expressly provided herein, Purchaser shall assume the risk that adverse matters, including, but not limited to, construction defects and adverse physical conditions, may not have been revealed by Purchaser's investigations, and purchaser, on closing, shall be deemed to have waived, relinquished, and released Seller from and against any and all claims, demands, causes of action (including, without limitation, causes of action in tort, losses, damages, liabilities, costs, and expenses (including, without limitation, attorneys' fees and court costs) of any and every kind or character, known or unknown, that Purchaser might have asserted or alleged against Seller at any time by reason of or arising out of any latent or patent construction defects or physical conditions, violations of any applicable laws and any and all other acts, omissions, events, circumstances, or matters regarding the Premises.

              5.2. Except as otherwise expressly set forth in this Agreement and in the Assignment and Assumption of Leases (as defined in Section 7.1), Purchaser, for itself and any successors and assigns of Purchaser, waives its right to recover from, and forever releases and discharges, and covenants not to sue, Seller, any of Seller's affiliates, and any Seller Exculpated Party with respect to any and all suits, actions, proceedings, investigations, demands, claims, liabilities, fines, penalties, liens, judgments, losses, injuries, damages, expenses or costs, including, without limitation, attorneys' and experts' fees and costs of investigation and remediation costs (collectively, "Claims"), whether direct or indirect, known or unknown, foreseen or unforeseen, that may arise on account of or in any way be connected with the Premises including, without limitation, the physical, environmental and structural condition of the Premises or any law or regulation applicable thereto, including, without limitation, any Claim or matter (regardless of when it first appeared) relating to or arising from (a) the use, presence, discharge or release of Hazardous Materials on, under, in, above or about the Premises, (b) any patent or latent defects or deficiencies with respect to the Premises, (c) any and all matters related to the Premises or any portion thereof, including without limitation, the condition and/or operation of the Premises and each part thereof, and (d) the presence, release and/or remediation of asbestos and asbestos containing materials in, on or about the Premises regardless of when such asbestos and asbestos containing materials were first introduced in, on or about the Premises. Purchaser hereby waives and agrees not to commence any action, legal proceeding, cause of action or suits in law or equity, of whatever kind or nature, directly or indirectly, against any of Seller, any of Seller's affiliates or any Seller Exculpated Party or their agents in connection with the Claims described above. Purchaser elects to and does assume all risk for such claims heretofore and hereafter arising, whether now known or unknown by Purchaser. Purchaser shall fully assume any such liability or obligation, including, without limitation, the cost of any cleanup, remediation or removal of any hazardous substances or other Environmental Conditions.

              5.3.   Purchaser, with the assistance of an
attorney, has fully reviewed the disclaimers and waivers set forth in this Agreement, including, without limitation, those set forth in this Section 5, and understands their significance and effect. Purchaser acknowledges and agrees that the disclaimers and other agreements set forth in this agreement, including, without limitation, those set forth in this Section 5, are an integral part of this Agreement, and that Seller would not have agreed to sell the Premises to Purchaser for the Purchase Price without the disclaimers and other agreements set forth in this Agreement, including, without limitation, those set forth in this
Section 5. To the extent permitted by law, Purchaser hereby agrees, represents and warrants that Purchaser realizes and acknowledges that factual matters now unknown to it may have given or may hereafter give rise to causes of action, claims, demands, debts, controversies, damages, costs, losses and expenses which are presently unknown, unanticipated and unsuspected, and Purchaser further agrees, represents and warrants that the waivers and releases herein have been negotiated and agreed upon in light of that realization and that Purchaser nevertheless hereby intends to release, discharge and acquit Seller from any such unknown causes of action, claims, demands, debts, controversies, damages, costs, losses and expenses which might in any way be included as a material portion of the consideration given to Seller by Purchaser in exchange for Seller's performance hereunder. The terms and conditions of this
Section 5 will expressly survive the Closing and will not merge with the provisions of any closing documents.

       6.     Apportionments.

              6.1. The following are to be apportioned as of the Closing Date:

                     (i)    Real property taxes and assessments
(including, without limitation, any assessments relating to Permitted Exceptions (as hereinafter defined), business improvement district assessments or similar charges), water rates and charges, and sewer taxes not otherwise payable directly to the taxing authority by the tenant under the Leases. If any of the foregoing are not finally fixed by the Closing Date, the apportionments thereof made at the Closing shall be based on such of the foregoing as is assessed for the preceding fiscal year or applicable billing period, or on estimated water and sewer charges and after same are finally fixed, Seller and Purchaser shall, within thirty (30) days after same are fixed, make a recalculation of same, and Seller or Purchaser, as the case may be, shall promptly make an appropriate settlement with the other based upon such recalculation.

                     (ii)   Fixed, escalation, additional and
percentage rent, parking fees and charges and all other charges under the Leases (including, without limitation, electricity and utility surcharges, administrative fees in connection with security deposits held by Seller under the Leases), if, as and when collected in accordance with Section 6.6 of this Agreement (all of the foregoing being collectively referred to as "Rents").

                     (iii)  Charges under any Contracts.

                     (iv)   Annual license, permit, franchise
and inspection fees.

                     (v)    Deposits, if any, on account with
utility companies servicing the Premises (and Seller and Purchaser each agrees to cooperate to effectuate the transfer of any such deposits), provided that, at Seller's option, Seller will obtain a refund of any such utility deposits in effect and Purchaser shall provide Purchaser own utility deposits directly to the applicable utility companies.

                     (vi)   All other items customarily
apportioned in connection with the sale of similar properties located in the City of New York.

              6.2.   If the Premises shall be or shall have
been affected by any bond or special assessment prior to the Closing Date, such bond or special assessment due and relating to the period of time prior to the Closing Date shall be paid by Seller and such bond or special assessment due or relating to the period of time from and after the Closing Date shall be paid by Purchaser. If any bond or special assessment on the Premises is payable in installments, then the installment for the current period shall be prorated (with Purchaser assuming the obligation to pay any installments due from and after the Closing Date). If the Premises or any part thereof shall be or shall have been affected by any bond or special assessment on or subsequent to the Closing Date, whether or not payable in annual installments, the entire amount of such assessment shall be paid by Purchaser.

              6.3.   If there are any water meters on the
Premises, Seller shall furnish readings, and the unfixed water rates and charges and sewer taxes and rents, if any, based thereon for the intervening time, shall be apportioned on the basis of such last readings. If there is any fuel on hand, Seller shall furnish a reading, and the unfixed charges for such fuel, for the period from the date of such reading until the Closing Date shall be apportioned based upon such reading.

              6.4.   The amount of any unpaid taxes,
assessments, water charges, sewer taxes and rents and vault charges and taxes which Seller is obligated to pay and discharge may, at the option of Seller, be allowed to Purchaser out of the balance of the Purchase Price, provided that official bills therefor with interest and penalties thereon are furnished by Seller at the Closing. If there are any other liens or encumbrances which Seller is paying and discharging pursuant to
Section 8 of this Agreement, Seller may use any portion of the Purchase Price to satisfy the same, provided that a nationally recognized title insurance company selected by Purchaser (the "Title Company") shall be willing to insure Purchaser against collection of such liens and/or encumbrances (with no additional charge), in which event such liens and encumbrances shall not be objections to title.

              6.5. (i) To the extent that Purchaser receives Rents (including monthly payments of escalation and percentage rents and "pass throughs") after the Closing Date attributable to the period prior to Closing, Purchaser shall render an accounting to Seller with respect thereto, and the amount of such Rents shall be applied in the following order of priority: (x) first, to the calendar month in which the Closing occurs, (y) second, to any calendar month or months following the calendar month in which the Closing occurred until such tenant is current on post-Closing Rents, and (z) third, to the calendar months preceding the Closing Date until such tenant is current on pre-Closing Rents. Notwithstanding the foregoing, Seller shall receive a credit at closing in an amount equal to any rent arrears or other amounts due Seller, as landlord, under that certain lease, dated December 17, 1998, by and between Seller, as landlord, and Purchaser, as tenant (the "KCP Lease").

                     (ii)   Purchaser shall use commercially
reasonable efforts to collect any and all Rents which are attributable to the period of Seller's ownership of the Premises, however, Purchaser shall have no obligation to commence litigation with respect to same.

              6.6. Prior to the Closing, Purchaser and Seller shall, if practicable, cooperate to arrange for utility services to the Premises to be discontinued in Seller's name, as of the day immediately prior to the Closing Date, and to be reinstated in Purchaser's name, as of the Closing Date.

              6.7. Subject to the provisions of Section 26.1 of this Agreement, in the event the Closing occurs, the provisions of this Section 6 shall survive the Closing Date for one (1) year and either party shall have the right prior to expiration of such one (1) year period to require that errors related to computations and calculations under this Section 6 be corrected and the parties agree that any errors not raised prior to the expiration of such one (1) year period shall be deemed to be waived. The respective indemnification obligations of Seller and Purchaser, if any, contained in this Section 6 shall survive the Closing for such one (1) year period.

              6.8    Seller shall not withdraw, settle or
otherwise compromise any protest or reduction proceeding affecting real estate taxes assessed against the Premises for any fiscal period in which the Closing is to occur or any subsequent fiscal period without the prior written consent of Purchaser, which consent shall not be unreasonably withheld. Real estate tax refunds and credits received after the Closing Date which are attributable to the fiscal tax year during which the Closing Date occurs shall be apportioned between Seller and Purchaser, after deducting the reasonable expenses of collection thereof, which obligation shall survive the Closing. Real estate tax refunds and credits received after the Closing Date which are attributable to the fiscal tax year(s) after the fiscal tax year during which the Closing Date occurs shall be paid to Purchaser, after deducting (or after reimbursing Seller) the reasonable expenses of collection thereof incurred by Seller, which obligation shall survive the Closing. Real estate tax refunds and credits received after the Closing Date which are attributable to the fiscal tax year(s) preceding the fiscal tax year in which the Closing Date occurs shall belong and be paid to Seller, which obligation shall survive the Closing.

       7.     Closing Documents.

              7.1. At the Closing, Seller shall deliver to Purchaser the following: (a) a statutory form of bargain and sale deed without covenants, executed by Seller, in the form attached hereto as Exhibit D (the "Deed"); (b) an assignment and assumption of the Leases, in the form attached hereto as Exhibit E (the "Assignment and Assumption of Leases"), executed by Seller; (c) an assignment and assumption of Contracts, in the form attached hereto as Exhibit F and made a part hereof (the "Assignment and Assumption of Contracts"); (d) a "non-foreign person affidavit" that meets the requirements of Section 1445(b)(2) of the Internal Revenue Code of 1986, as amended, in the form attached hereto as Exhibit G and made a part hereof, executed by Seller; (e) a signed notice to the tenants of the Premises, in the form attached hereto as Exhibit H and made a part hereof (the "Notice to Tenants"), executed by Seller; (f) a signed notice to the third parties under the Contracts, in the form attached hereto as Exhibit I and made a part hereof (the "Notice to Contract Parties"), executed by Seller; (g) all forms, affidavits and certificates required to be filed in connection with the imposition and/or payment of any and all applicable federal, state, county, municipal and other transfer taxes with respect to the transactions set forth herein, (collectively, the "Conveyance Tax Documents"), in proper form for submission, prepared, executed and acknowledged by Seller;
(h) such documents (such as limited liability company resolutions, corporate resolutions or partnership authorizations and certified limited liability company, corporate or partnership organizational documents) as are reasonably required by the Title Company to evidence the authorization of the transactions contemplated by this Agreement; (i) to the extent same are in the possession of Seller, Seller's executed counterparts of the Leases or if not in the possession of Seller, certified true copies thereof; (j) to the extent same are in the possession of Seller, all plans and specifications with respect to the Premises; (k) to the extent the same are in the possession of Seller and are transferable to Purchaser, all original licenses, certificates and permits pertaining to the Premises and required for the use or occupancy thereof and all Warranties and equipment manuals; (l) keys to all entrance doors to, and equipment and utility rooms located in, the Premises; and (m) such other documents, instruments and/or deliveries as are required to be delivered by Seller pursuant to the terms of this Agreement.

       7.2. At the Closing, Purchaser shall deliver to Seller the following: (a) the Closing Funds; (b) the Assignment and Assumption of Leases, executed by Purchaser; (c) the Assignment and Assumption of Contracts, executed by Purchaser; (d) the Notice to Tenants, executed by Purchaser; (e) the Notice to Contract Parties, executed by Purchaser; (f) the Conveyance Tax Documents, executed and acknowledged by Purchaser, each in proper form for submission; (g) such documents (such as limited liability company resolutions, corporate resolutions or partnership authorizations and certified limited liability company, corporate or partnership organizational documents) as are reasonably required by the Title Company evidencing the authorization of the purchase of the Premises by Purchaser and the delivery by Purchaser of all of the Closing documents required by this Agreement; (h) such other documents as may reasonably be requested by the Title Company to evidence the authorization by Purchaser's managers, members, partners, joint venturers, shareholders and other controlling entities of Purchaser, of the acquisition of the Premises by Purchaser; and
(i) such other documents, instruments and/or deliveries as are required to be delivered by Purchaser pursuant to the terms of this Agreement.

       7.3. The acceptance of transfer of title to the Premises by Purchaser shall be deemed to be full performance and discharge of any and all obligations on the part of Seller to be performed pursuant to the provisions of this Agreement, except where such agreements and obligations are specifically stated to survive the Closing.

       8.     Title Insurance and Survey Matters.

              8.1.   At the Closing, Seller shall deliver to
Purchaser the Deed, subject only to the Permitted Exceptions (as hereinafter defined). Purchaser has obtained and provided Seller with a copy of a title insurance commitment (the "Title
Commitment") issued by Tri-State Title Agency, LLC.

              8.2.   (a)    As used herein, the term "Permitted
Exceptions" with regard to the Premises means: (i) all matters set forth in Exhibit K annexed hereto; (ii) all encroachments, overlaps or other matters which may be disclosed by an accurate survey or physical inspection of the Premises provided the same do not prohibit the present use of the Property or render title unmarketable; (iii) any exceptions, exclusions and other matters waived in writing by Purchaser in accordance with the terms hereof; (iv) all title matters reflecting the existence or terms of the Leases shown on the Rent Roll; (v) liens for real estate taxes not yet due and payable that are apportioned as provided in
Section 6, including special assessments and special improvement district or local improvement district bonds; (vi) any and all present and future laws, ordinances, restrictions, requirements, resolutions, orders, rules and regulations of any governmental authority, as now or hereafter existing or enforced (including, without limitation, those related to zoning and land use); (vii) any lien or encumbrance encumbering the Premises as to which the Seller delivers to Purchaser or Title Company at or prior to the Closing, proper instruments, in recordable form, canceling such lien or encumbrance, together with funds to pay the cost of recording and canceling the same, and to which the Title Company omits as an exception from coverage on an owner's policy of title insurance (the "Title Policy") to be obtained by Purchaser;
(viii) Uniform Commercial Code filings that have expired or terminated by operation of law on or prior to the Closing Date;
(ix) such other exceptions as the Title Company shall commit to insure over, without any additional cost to Purchaser whether such insurance is made available in consideration of payment, bonding or indemnity by Seller or otherwise, provided the same is reasonably acceptable to Purchaser's lender; and (x) all matters, whether or not of record, to the extent caused by Purchaser or its agents, representatives or contractors (whether in its capacity as purchaser hereunder or as the tenant under the KCP Lease). Permitted Exceptions shall expressly exclude any and all Seller Encumbrances (as hereinafter defined).

        (b) As used herein, the term "Seller Encumbrance" shall mean, with respect to the Premises, (i) any mortgage or deed of trust or other monetary lien voluntarily granted or expressly assumed by Seller and encumbering the Premises, or
(ii) any and all judgments or mechanics' or suppliers' liens encumbering the Premises arising from work performed or materials furnished at the Premises by or on behalf of Seller and not caused by Purchaser. Seller covenants and agrees that all Seller Encumbrances must be satisfied by the Seller on or prior to the Closing Date, or, if not so satisfied, shall be satisfied at the Closing out of the proceeds otherwise payable to Seller, failing which Seller shall be in default.

        (c) If title to the Premises becomes encumbered by any matter the existence of which is first evidenced in an update to the Title Commitment first received after the Effective Date (including, without limitation, an attachment or lis pendens (filed by a party other than Purchaser either in its capacity as purchaser hereunder or in its capacity as tenant under the KCP Lease) or any other title exception) other than a Permitted Exception (a "Title Defect"), Purchaser shall notify Seller of the same within five (5) days after Purchaser discovers the existence of such Title Defect. Seller shall use its commercially reasonable efforts to satisfy or cure any Title Defect the existence of which is first evidenced in an update to the Title Commitment first received after the Effective Date; provided; however, that Seller shall have no obligation to spend more than $100,000 in connection therewith (other than those that constitute a Seller's Encumbrance which is governed by Section 8.2(b) above, and other than those that are caused by Purchaser which shall not be deemed a Title Defect). If such a Title Defect exists and Seller shall be required to use its commercially reasonable efforts to satisfy or cure the same (subject to the $100,000 maximum amount Seller is required to spend in connection therewith provided for in the preceding sentence), or if Seller, in its sole discretion, otherwise attempts a cure of same, then so long as such encumbrance or exception can reasonably be cured within thirty (30) days of the Closing Date, Seller shall have the right to extend the Closing Date for a period of up to thirty (30) days exercisable by written notice to the Purchaser received by Purchaser by 5:00 P.M. on the last Business Day prior to the Closing Date (an "Extension Notice") in order to provide additional time for such cure. During such extended period, Seller shall continue to use commercially reasonable efforts consistent with the foregoing provisions of this Section 8.2 to satisfy such matters. This
Section 8.2(c) shall be inapplicable to Seller Encumbrances which shall be governed by Section 8.2(b). If Seller elects or is unable to cure any such Title Defect (other than a Seller Encumbrance which is governed by Section 8.2(b) above, and other than those that are caused by Purchaser which shall not be deemed a Title Defect) the existence of which is first evidenced in an update to the Title Commitment first received after the Effective Date, Seller shall so notify Purchaser and Purchaser shall have the right, at its option exercisable within ten (10) days after Seller's notice is given, to either (a) terminate this Agreement, in which event the provisions of Section 9 shall apply and, in addition, Seller shall reimburse Purchaser an amount, not to exceed $50,000 in the aggregate, equal to its actual out-of-pocket costs and expenses incurred to perform its tests, investigations and studies of or related to the physical and environmental condition of the Premises (hereinafter collectively called the "Tests and Studies"), obtain a title search of the Premises (but not any premium charge), obtain any survey, and for its legal fees incurred in connection with this transaction (but not in excess of the $50,000 aggregate reimbursement for all of such items); or (b) to close title to the Property subject to such Title Defect without any abatement or diminution of the Purchase Price. Purchaser's failure to make either election within such ten (10) day period shall be deemed to be an election by Purchaser to close title to the Property subject to such Title Defect without any abatement or diminution of the Purchase Price. Notwithstanding anything to the contrary contained herein, any lis pendens or mechanic's liens filed against the Property which result from the performance of any of the Work (as hereinafter defined) in accordance with Section 24 hereof, shall not be deemed to be a "Title Defect" hereunder.

       9.     Disposition of Letter of Credit.   If Purchaser is
entitled to and does elect to terminate this Agreement in accordance with the provisions of Sections 8, 10, 11, or 14 of this Agreement, then provided no Purchaser Default has occurred, Escrow Agent shall return to Purchaser the Letter of Credit. Upon such return, this Agreement shall terminate and neither party to this Agreement shall have any further rights or obligations hereunder, except for the Surviving Obligations (as hereinafter defined), which shall survive such termination.

       10.    Defaults.

       10.1 Purchaser's Default. If Purchaser shall default hereunder, which default, failure or refusal shall continue for ten (10) days after notice of such default, failure or refusal is given to Purchaser, or if Purchaser shall default, fail or refuse to perform Purchaser's obligation to purchase the Premises in accordance with this Agreement, which default, failure or refusal shall continue for five (5) business days after notice of such default, failure or refusal is given to Purchaser (collectively, a "Purchaser Default"), then Seller, as Seller's sole remedy (except as provided in this Section 10), shall have the right to retain the Letter of Credit (including, without limitation, the proceeds thereof) as and for Seller's liquidated damages and not a penalty (the parties hereto acknowledging that it would be difficult or impossible to accurately ascertain the amount of Seller's damages). Notwithstanding the foregoing, the liquidated damages limitation set forth above shall have no application to any claim made by Seller against Purchaser based on Purchaser's obligations in respect of the Surviving Obligations, and in the event Seller has a claim against Purchaser based on any such Surviving Obligation, Seller shall be entitled to recover damages for such claim in addition to its right to retain the Letter of Credit as hereinabove provided.

              10.2 Seller's Default. If Seller shall default hereunder and fail or refuse to convey title to the Premises to Purchaser in accordance with the terms of this Agreement, which default, failure or refusal shall continue for ten (10) days after notice of such default, failure or refusal is given to Seller (a "Seller Default") then Purchaser, as Purchaser's sole remedy (Purchaser specifically waiving any right to bring an action for monetary damages, including, without limitation, consequential, speculative or punitive damages), may either:

       (a) deliver written notice to Seller that Purchaser elects to terminate this Agreement, in which event the provisions of Section 9 of this Agreement shall apply to such termination and, in addition, Seller shall reimburse Purchaser an amount, not to exceed $50,000 in the aggregate, equal to its actual out-of-pocket costs and expenses incurred to perform its Tests and Studies, obtain a title search of the Premises (but not any premium charge), obtain any survey, and for its legal fees incurred in connection with this transaction (but not in excess of the $50,000 aggregate reimbursement for all of such items); or

       (b) provided that Purchaser is ready, willing and able to consummate the Closing and no Purchaser Default has occurred under this Agreement, bring an action against Seller to seek specific performance of Seller's obligations hereunder within forty-five (45) days following the earlier of (x) the scheduled Closing Date or (y) the date Purchaser notifies Seller of Seller's breach. Notwithstanding the foregoing, in the event it is determined by a court of competent jurisdiction that Seller's Default is willful and intentional and Purchaser cannot obtain specific performance due to Seller's willful and intentional Default, then Purchaser shall have the right to recover from Seller Purchaser's actual damages (including any anticipated loss of profit Purchaser can prove) resulting from Seller's willful and intentional Default.

     If Purchaser believes that a Seller Default has occurred prior to the Closing Date, then Purchaser shall be required to elect one of the remedies set forth in either Section 10.2 (a) or
Section 10.2 (b) prior to the Closing Date and if Purchaser fails to make such an election same shall conclusively mean that Purchaser has determined to proceed under Section 10.2 (a) of this Agreement. Notwithstanding anything to the contrary contained in this Agreement, if Purchaser becomes aware that a Seller Default has occurred under this Agreement prior to the Closing Date and nonetheless proceeds to Closing, then same shall be deemed to be a waiver by Purchaser of any further right to make a claim arising out of such Seller Default. For the avoidance of doubt, Purchaser and Seller acknowledge that a breach of Seller's Representations that is alleged by Purchaser under this Agreement shall not be deemed to fall within this
Section 10 (it being acknowledged that Purchaser's remedies in respect thereof are as set forth in Section 11 of this Agreement). If, prior to Closing, Seller shall default in its capacity as landlord under the KCP Lease, Purchaser's sole recourse shall be limited to pursuing the rights and remedies to which it is entitled in its capacity as tenant under and pursuant to the KCP Lease.

       10.3 Notwithstanding anything to the contrary contained herein, no dispute with, default by or claim against Seller, in its capacity as landlord under the KCP Lease, shall give rise to a default on the part of Seller hereunder or affect any of Purchaser's obligations hereunder including, without limitation, its obligation to pay the Purchase Price and otherwise perform
its obligations hereunder.   Nothing contained in this Agreement
shall, however, release Seller or Purchaser of their respective obligations under or pursuant to the KCP Lease accruing prior to the Closing or, if the Closing shall fail to occur, after the Closing, and either party shall have the right to maintain a separate claim under the KCP Lease for any breach with respect thereto.

       11.    Representations.

       11.1. Seller hereby represents and warrants to Purchaser that, as of the Effective Date:

              (a) Seller is a limited liability company duly organized and in good standing under the laws of the State of New York, and is (or will be as of the Closing Date) in good standing under the laws of the State where the Premises are located;

              (b) the execution, delivery and performance of this Agreement by Seller (i) are within Seller's limited liability company powers and (ii) have been duly authorized by all necessary limited liability company action;

              (c) to Seller's knowledge, except as set forth on Exhibit J, there is no litigation pending with respect to the Premises;

              (d) Seller has not received any written notice from any governmental agency or official to the effect that any condemnation proceeding is contemplated in connection with the Premises. To Seller's knowledge, no condemnation proceeding is threatened against the Premises;

              (e)    Seller has not filed any petition in
bankruptcy or other insolvency proceedings or proceedings for reorganization of Seller or for the appointment of a receiver or trustee for all or any substantial part of Seller's property, nor has Seller made any assignment for the benefit of its creditors or filed a petition for an arrangement, or entered into an arrangement with creditors or filed a petition for an arrangement with creditors or otherwise admitted in writing its inability to pay its debts as they become due;

              (f) No authorization, consent or approval of any governmental authority is required for the execution and delivery by Seller of this Agreement or the performance of its obligations hereunder;

              (g)    Seller is not a "foreign person" within
the meaning of Section 1445(f)(3) of the Internal Revenue Code of 1986;

              (h)    Neither the execution, delivery or
performance of this Agreement nor compliance herewith
(i) conflicts or will conflict with or results or will result in a breach of or constitutes or will constitute a default under
(A) the organizational documents of Seller, (B) to Seller's knowledge, any law or any order, writ, injunction or decree of any court or governmental authority applicable to Seller, or
(C) any agreement or instrument to which Seller is a party or by which it or the Premises is bound or (ii) results in the creation or imposition of any lien, charge or encumbrance upon its property pursuant to any such agreement or instrument;

              (i)    There are no employees of Seller in
respect to the operation of the Premises for which Purchaser shall be responsible or liable for after the Closing except as described in Section 11.1(n) below;

              (j) Seller has delivered to Purchaser or made available to Purchaser true and complete copies of all Contracts (including all amendments or supplements thereto); provided, however, that Seller shall not be deemed to be in breach of this Agreement if it unintentionally fails to provide to Purchaser any Contract which is terminable by Seller at no cost or expense (other than payment for services or materials through the date of termination) upon not more than thirty (30) days' written notice or in the event of a sale of the Premises;

              (l) Seller has delivered to Purchaser or made available to Purchaser true and complete copies of all the Leases (including all amendments, modifications and lease guaranties, if any, thereto) and there are no leases, licenses or other occupancy agreements applicable to the Premises except for the Leases, except for subleases to which Seller is not a party. Except for Seller's rights and as provided in the Leases and in subleases to which Seller is not a party, there are no occupancy rights with respect to the Premises;

              (m)    To Seller's knowledge, the only tax
certiorari proceedings pending affecting the Premises are listed on Exhibit M annexed hereto;

              (n)    Intentionally Omitted; and

              (o) There are no leasing commission agreements affecting the Premises.


       11.2. Purchaser hereby represents and warrants to Seller that, as of the Effective Date:

              (a)    Purchaser is a corporation, validly
existing, duly organized and in good standing under the laws of the State of New York;

              (b) the execution, delivery and performance of this Agreement by Purchaser (i) are within Purchaser's corporate, partnership, limited liability company or other applicable powers, and (ii) have been duly authorized by all necessary corporate, partnership, limited liability company or other applicable action;

              (c)    Purchaser is not acquiring the Premises
with the assets of an employee benefit plan as defined in Section 3(3) of ERISA and the transaction which is the subject of this Agreement is not a prohibited transaction under Section 406 of ERISA;

              (d) There are no actions, suits or proceedings (including, but not limited to, bankruptcy) pending or, to the knowledge of Purchaser, threatened against Purchaser or affecting Purchaser which, if determined adversely to Purchaser, would adversely affect its ability to perform its obligations hereunder;

              (e) No authorization, consent or approval of any governmental authority is required for the execution and delivery by Purchaser of this Agreement or the performance of its obligations hereunder;

              (f) Purchaser has not filed any petition in bankruptcy or other insolvency proceedings or proceedings for reorganization of Purchaser or for the appointment of a receiver or trustee for all or any substantial part of Purchaser's property, nor has Purchaser made any assignment for the benefit of its creditors or filed a petition for an arrangement, or entered into an arrangement with creditors or filed a petition for an arrangement with creditors or otherwise admitted in writing its inability to pay its debts as they become due; and

              (g)    Neither the execution, delivery or
performance of this Agreement nor compliance herewith
(i) conflicts or will conflict with or results or will result in a breach of or constitutes or will constitute a default under
(A) the organizational documents of Purchaser, (B) to Purchaser's knowledge, any law or any order, writ, injunction or decree of any court or governmental authority applicable to Purchaser, or
(C) any agreement or instrument to which Purchaser is a party or by which it is bound, or (ii) results in the creation or imposition of any lien, charge or encumbrance upon its property pursuant to any such agreement or instrument.

       11.3. (a) Each of the representations and warranties set forth in Section 11.1 of this Agreement (collectively, "Seller's Representations") shall be deemed to have been remade at and as of the Closing Date with the same force and effect as if first made on and as of the Closing Date; provided, that, at the Closing, Seller may submit to Purchaser one (1) or more schedules, certified by Seller as true and correct as of the Closing Date, which modify or update any of Seller's Representations, or any exhibits referred to therein (provided, however, that Seller's right to update such schedule(s) shall not be construed to permit Seller to breach any covenant or other obligation of Seller set forth elsewhere in this Agreement), to reflect matters, if any, which arise subsequent to the Effective Date, and Seller's Representations shall be deemed to have been remade with the changes, if any, set forth in such schedule or schedules; provided, however, if prior to Closing, Seller's Representations, as made as of the Effective Date, are determined to be untrue in any material respect as of the Effective Date or if Seller's Representations, as remade on the Closing Date, shall result in Seller's Representations made as of the Effective Date being untrue in any material respect as of the Closing Date, then Purchaser may, at Purchaser's option and as Purchaser's sole remedy (Purchaser specifically waiving any right to bring any action against Seller for damages arising therefrom), either (i) terminate this Agreement by notice in writing to Seller, in which event (subject to the provisions of this Section 11.3) the provisions of Section 9 of this Agreement shall apply to such termination and, in addition, Seller shall reimburse Purchaser an amount, not to exceed $50,000 in the aggregate, equal to its actual out-of-pocket costs and expenses incurred to perform its Tests and Studies, obtain a title search of the Premises (but not any premium charge), obtain any survey, and for its legal fees incurred in connection with this transaction (but not in excess of the $50,000 aggregate reimbursement for all of such items), or
(ii) waive the same and accept title to the Premises without any abatement of the Purchase Price; provided, further, however, notwithstanding the foregoing provisions of this Section 11.3(a), Purchaser shall have no right to terminate this Agreement pursuant to the provisions of this Section 11.3(a) as a result of the untruth of any Seller's Representation if, within ten (10) days after the delivery of Purchaser's notice terminating this Agreement, Seller delivers written notice to Purchaser of Seller's intention to cure such untrue Seller Representation, which cure may include Seller's election to indemnify Purchaser for any reasonable out-of-pocket costs and expenses incurred as a result of any such untrue Seller's Representation, in which event Purchaser's notice of termination shall be without effect and Seller shall cause such untrue Seller's Representation to be corrected at or before Closing (and Seller shall be entitled to adjourn the Closing Date one or more times hereof to effectuate such cure), and if Seller fails to effectuate such cure on or before the Closing Date (as same may have been adjourned), then Purchaser shall have the right at Closing, as Purchaser's sole remedy (Purchaser specifically waiving any right to bring an action against Seller for damages arising therefrom), to either act under clause (i) or clause (ii) above in which event the provisions of this Section 11.3(a) pertaining to such election shall apply.

              (b)    If (i) prior to the Closing Date,
Purchaser delivers notice to Seller that any of Seller's Representations are false in any material respect as hereinabove provided and/or (ii) on the date to which Seller adjourns the Closing pursuant to Section 11.3(a) above, Purchaser delivers notice to Seller that Seller has failed to cure the relevant untrue Seller's Representations, then Purchaser shall be required to elect one of the remedies set forth in clause (i) or clause
(ii) of Section 11.3(a) above prior to the Closing Date and if Purchaser fails to make such an election by the Closing Date same shall conclusively mean that Purchaser has determined to proceed under clause (ii) of Section 11.3(b) above.

              (c) Notwithstanding anything to the contrary contained in this Agreement, if Purchaser becomes aware that any of Seller's Representations are untrue in any material respect prior to the Closing Date and nonetheless proceeds to Closing without making a claim under this Section 11.3, then same shall be deemed to be a waiver by Purchaser of any further right to make a claim arising out of such untrue nature of such Seller's Representation(s).

              (d) For purposes of Section 11.3(a) hereof, Purchaser shall have no right to terminate this Agreement as a result of any modification to or updating of Seller's Representations to reflect changes after the Effective Date to the schedule of litigation set forth in Exhibit J to reflect any additions or deletions other than litigation that, if adversely determined, would affect title to the Premises or subject Purchaser to any liability (it being expressly acknowledged and agreed that (A) subject to subsection (B) below, the risk of changes after the Effective Date to the schedule of litigation for any reason, including, without limitation, landlord/tenant litigation and claims covered by insurance, after the Effective Date is Purchaser's risk (meaning that no such change is intended to grant Purchaser any right to terminate this Agreement or obtain any damages from Seller), and (B) changes after the Effective Date to the schedule of litigation for matters affecting title to the Premises or subject Purchaser to any liability is Seller's risk (meaning that any such changes to the schedule of litigation shall only entitle Purchaser to terminate this Agreement (if at all) subject to and in accordance with the provisions of this Section 11.3 but no such changes to the schedule of litigation shall, if not cured by Seller, entitle Purchaser to bring any action against Seller or constitute a breach of any representation or warranty of Seller, including, without limitation, any Seller's Representation)); provided, however, that Purchaser shall not have the right to terminate this Agreement as a result of any modification to or updating of the schedule of litigation to reflect any additions or deletions that, if adversely determined, would affect title to the Premises or subject Purchaser to any liability if Seller delivers notice to Purchaser that it will indemnify Purchaser for all losses, costs, liabilities, damages and expenses in connection therewith (it being acknowledged, however, that Seller has no obligation to provide such indemnification). If Seller elects to indemnify Purchaser as provided in the preceding sentence, Seller shall also provide Purchaser at Closing with reasonably adequate security (which reasonably adequate security shall include the deposit of money in escrow) for the performance of Seller's obligations to Purchaser pursuant to such indemnity.

       11.4. Seller's Representations (as modified or updated by Seller in accordance with the provisions of Section 11.3 of this Agreement) shall survive the Closing for a period of six (6) months. Each of the representations and warranties set forth in
Section 11.2 of this Agreement (collectively, "Purchaser's Representations") shall be deemed to have been remade at and as of the Closing Date with the same force and effect as if first made on and as of the Closing Date. Purchaser's Representations shall survive the Closing for a period of six (6) months.

       11.5. If any of Purchaser's Representations or Seller's Representations is discovered to be untrue in any material respect after Closing, and a claim is asserted within the time periods set forth in Section 11.4 of this Agreement, then Seller or Purchaser, as the case may be, shall, subject to the provisions of Sections 19 and 27.1 of this Agreement, have the right to pursue any and all remedies available against Purchaser or Seller, as the case may be, as a result of such inaccuracy.

       11.6. For purposes of this Agreement, the term "to the knowledge of Seller" and words of similar import, shall mean the actual knowledge of Kenneth Aschendorf without any obligation to make inquiry of any kind.

       12.     Tax-Deferred Exchange.

       12.1 Purchaser acknowledges that Seller hereby reserves the right to utilize the transaction contemplated by this Agreement as part of a tax-free exchange under Section 1031 of the Internal Revenue Code (referred to herein as a "1031 Exchange"), as amended. Purchaser shall reasonably cooperate with Seller and any Qualified Intermediary selected by Seller, at no cost or liability to Purchaser other than those normal closing costs which would be incurred by Purchaser in purchasing the Premises pursuant to this Agreement in the absence of an exchange, in Seller's efforts to effectuate and coordinate the Closing as part of such a tax free exchange. This cooperation may include Purchaser signing all necessary documents, including an exchange agreement to be drafted by Seller's attorney and approved by Purchaser's attorney prior to Closing, which approval shall not be unreasonably withheld, conditioned or delayed. Seller may assign this Agreement and its rights hereunder to any Qualified Intermediary for the purpose of completing a tax-free exchange under Section 1031 of the Internal Revenue Code, as amended. In the event of such an assignment, the documents and instruments to be delivered by Purchaser at the Closing shall, at such Qualified Intermediary's option, be delivered to such Qualified Intermediary or its designee.

       12.2 Seller acknowledges that Purchaser hereby reserves the right to utilize the transaction contemplated by this Agreement as part of a 1031 Exchange. Seller shall reasonably cooperate with Purchaser and any qualified intermediary selected by Purchaser, at no cost or liability to Seller other than those normal closing costs which would be incurred by Seller in selling the Premises pursuant to this Agreement in the absence of an exchange, in Purchaser's efforts to effectuate and coordinate the Closing as part of such a tax free exchange. This cooperation may include Seller signing all necessary documents approved by Seller's attorney, which approval shall not be unreasonably withheld, conditioned or delayed.

       13. Brokers. Purchaser represents and warrants that Purchaser has not dealt with any broker, agent, finder or similar party in connection with the transaction contemplated hereby other than Newmark & Company. ("Broker"), and Purchaser hereby indemnifies and holds harmless Seller and each Seller Exculpated Party (as hereinafter defined) from any liability, cost or expense (including, without limitation, reasonable attorneys' fees and costs of enforcement of the foregoing indemnity) arising out of the falsity of the foregoing representation. Seller represents and warrants that Seller has not dealt with any broker, agent, finder or similar party in connection with the transaction contemplated hereby other than Broker, and Seller hereby indemnifies and holds harmless Purchaser from any liability, cost or expense (including, without limitation, reasonable attorneys' fees and costs of enforcement of the foregoing indemnity) arising out of the falsity of the foregoing representation. Purchaser agrees to pay Broker a commission pursuant to a separate agreement. The provisions of this Section 13 shall survive the Closing or any earlier termination of this Agreement.

       14.    Condemnation and Destruction.

       14.1. If, prior to the Closing Date, a Non-Material Taking (as hereinafter defined) occurs, then (i) Seller shall notify Purchaser of such fact, (ii) Purchaser shall not have any right or option to terminate this Agreement and this Agreement shall continue in effect, (iii) at the Closing, Purchaser shall accept the Premises subject to such Non-Material Taking or so much of the Premises as remains after such Non-Material Taking, as the case may be, with no abatement of the Purchase Price, and
(iv) at the Closing, Seller shall assign and turn over to Purchaser, and Purchaser shall be entitled to receive and keep, all of Seller's interest in and to all awards for such Non-Material Taking. If, prior to the Closing Date, a Material Taking (as hereinafter defined) occurs, then (a) Seller shall notify Purchaser of such fact and (b) Purchaser shall have the right to terminate this Agreement by delivering a written notice of such termination to Seller on or before the earlier of the Closing Date or the date ten (10) days after it receives such notice from Seller. If Purchaser fails to exercise such termination right within such ten (10) day (or shorter) period, Purchaser shall be deemed to have waived such termination right, in which event (x) Purchaser shall not have any right or option to terminate this Agreement due to such Material Taking and this Agreement shall continue in effect, (y) at the Closing, Purchaser shall accept the Premises subject to such Material Taking or so much of the Premises as remains after such Material Taking, as the case may be, with no abatement of the Purchase Price, and (z) at the Closing, Seller shall assign and turn over to Purchaser, and Purchaser shall be entitled to receive and keep, all of Seller's interest in and to all awards for such Material Taking. If Purchaser delivers a notice of termination within such ten
(10) day (or shorter) period, the provisions of Section 9 of this Agreement shall apply to such termination.

       14.2. If, prior to the Closing Date, a Non-Material Casualty (as hereinafter defined) occurs, then (i) Seller shall notify Purchaser of such fact, (ii) Purchaser shall not have any right or option to terminate this Agreement and this Agreement shall continue in effect, (iii) at the Closing Purchaser shall accept the Premises in the then "as is" condition of such Premises with no abatement of the Purchase Price, and (iv) at the Closing, Seller shall assign and turn over to Purchaser, and Purchaser shall be entitled to receive and keep, all of Seller's interest in and to all insurance proceeds payable in connection with such Non-Material Casualty, and Purchaser shall receive a credit against the Purchase Price at the Closing in the amount of any loss deductible payable in connection with such insurance proceeds. If, prior to the Closing Date, a Material Casualty (as hereinafter defined) occurs, then (a) Seller shall notify Purchaser of such fact and (b) Purchaser shall have the right to terminate this Agreement by delivering notice of such termination to Seller on or before the earlier of the closing date or the date ten (10) days after it receives such notice from Seller. If Purchaser fails to exercise such termination right within such ten (10) day (or shorter) period, Purchaser shall be deemed to have waived such termination right, in which event (x) Purchaser shall not have any right or option to terminate this Agreement due to such Material Casualty and this Agreement shall continue in effect, (y) at the Closing Purchaser shall accept the Premises in the then "as is" condition of the Premises with no abatement of the Purchase Price, and (z) at the Closing, Seller shall assign and turn over to Purchaser, and Purchaser shall be entitled to receive and keep, all of Seller's interest in and to all insurance proceeds payable in connection with such Material Casualty, and Purchaser shall receive a credit against the Purchase Price at the Closing in the amount of any loss deductible payable in connection with such insurance proceeds.
If Purchaser delivers a notice of termination within such ten
(10) day (or shorter) period, then the provisions of Section 9 of this Agreement shall apply to such termination.

       14.3. Notwithstanding anything to the contrary set forth in this Section 14, Seller shall have no obligation to repair any damage or destruction to the Premises caused by any Casualty or to otherwise restore the Premises after any Taking, and Seller shall have no other obligation or liability of any kind or nature in respect of any Casualty or Taking affecting the Premises, other than provided in Sections 14.1 and 14.2 above.

       14.4. As used herein, "Casualty" means the destruction of all or a portion of the Premises by fire or other casualty; "Material Casualty" means a Casualty affecting more than twenty (20%) of the Premises; "Material Taking" means a Taking affecting more than twenty percent (20%) percent of the Premises; "Non-Material Casualty" means any Casualty other than a Material Casualty; "Non-Material Taking" means any Taking other than a Material Taking; and "Taking" means any taking of any portion of the Premises by condemnation or eminent domain.

     15.       Approval of Leases.   Seller has represented to
Purchaser that the only Lease other than the KCP Lease affecting the Premises is the lease for the garage space (the "Garage Premises") in the Premises more particularly described on the Rent Roll (the "Garage Lease") and that, pursuant to the terms of
Section 65 of the KCP Lease, Purchaser has the right of first refusal to lease the Garage Premises from the Seller if the Garage Lease is terminated upon or prior to the expiration of its stated lease term. Notwithstanding anything to the contrary contained in this Agreement (including, without limitation, Section 10.3) or the KCP Lease, if the Garage Lease shall be terminated at any time prior to the Closing Date for any reason, then neither Seller's nor Purchaser's rights or obligations under this Agreement shall be affected, but Purchaser shall be deemed to have leased the Garage Premises from Seller, effective upon the date the tenant under the Garage Lease vacates and surrenders possession of the Garage Premises, upon the same terms and conditions (including, without limitation, the rent and lease term) contained in the Garage Lease for the balance of the Garage Lease term (the "Garage Lease Terms"). In order to confirm such lease, Seller and Purchaser shall execute and deliver to each other an amendment to the KCP Lease incorporating the Garage Lease Terms. If Purchaser shall fail to pay or perform any of its obligations as the tenant pursuant to the Garage Lease Terms, which failure shall continue beyond the expiration of any applicable cure period provided for under the KCP Lease, then Purchaser shall be deemed to have defaulted in its capacity as tenant under the KCP Lease (as amended to incorporate the Garage Lease Terms) and Seller shall be entitled to exercise all of its rights and remedies in its capacity as the landlord under the KCP Lease. From and after the date the tenant under the Garage Lease vacates and surrenders possession of the Garage Premises, all references elsewhere in this Agreement to the KCP Lease shall be deemed to mean the KCP Lease as amended by the Garage Lease Terms.

       16.    Approval of Contracts.   From and after the
Effective Date through the Closing Date, if Seller desires to enter into any new Contract affecting any portion of the Premises (a "Proposed New Contract"), other than a new Contract which will not be binding upon Purchaser after the Closing Date. Seller shall deliver written notice to Purchaser requesting Purchaser's consent to such Proposed New Contract, which decision shall be at Purchaser's sole discretion. Within five (5) Business Days after Seller delivers such request to Purchaser, Purchaser shall deliver written notice to Seller approving or disapproving such Proposed New Contract. If Purchaser fails to deliver notice disapproving a Proposed New Contract within the five (5) Business Day period set forth above, Purchaser shall be deemed to have approved such Proposed New Contract. If Purchaser shall approve a Proposed New Contract (or shall be deemed to have approved same), then Seller shall have the right to execute such Proposed New Contract and upon such execution and delivery, the same shall be deemed to be an "Approved New Contract" for purposes of this Agreement. If Purchaser shall disapprove a Proposed New Contract, then Seller shall not enter into such Proposed New Contract. Notwithstanding the foregoing, Seller shall have the right, without the necessity of obtaining the approval of Purchaser, to execute any new Contract affecting the Premises if and to the extent that such new Contract will not be binding upon Purchaser after the Closing Date, the same shall be deemed to be an "Approved New Contract" for purposes of this Agreement.

       17.    Seller's Covenants.   Seller covenants and agrees
as follows:

       17.1.  Between the Effective Date and the Closing Date,
Seller will provide or cause to be provided substantially such services with respect to the Premises that have been provided by Seller in the past in accordance with Seller's customary practice.

       17.2. Between the Effective Date and the Closing Date, Seller will maintain casualty and liability insurance with respect to the Premises (which insurance may be effected under a blanket policy or policies of insurance) in accordance with Seller's past practice. Seller's current insurance coverage is set forth on the insurance certificates attached hereto as Exhibit L.

       17.3. Between the Effective Date and the Closing Date, Seller will cause to be performed all normal operational repairs required to be made to the Premises in order to maintain the Premises in substantially the condition of the Premises as of the Effective Date, reasonable wear and tear and natural deterioration and damage by fire or other casualty or condemnation excepted.

       17.4   Between the Effective Date and the Closing Date,
Seller shall not willfully breach any of the Seller's
Representations contained in Section 11.1.

     18.       Closing Costs.   Purchaser, on the one hand, and
Seller, on the other hand, shall each pay their own legal fees related to the negotiation and preparation of this Agreement and all documents required to consummate the transaction contemplated hereby. Seller shall pay (i) all recording fees associated with Seller Encumbrances and any Title Defects Seller elects or is required to cure, (ii) all sales and use taxes applicable to the sale of any personal property,(iii) all recording fees to discharge Seller Encumbrances and any Title Defects Seller elects or is required to cure, and (iv) all documentary transfer taxes, deed stamps or similar amounts. Purchaser shall pay (A) all costs associated with its due diligence, including the cost of its Tests and Studies, (B) all survey costs, (C) all mortgage taxes, (D) all recording fees (other than to discharge Seller Encumbrances and any Title Defects Seller elects or is required to cure) and (E) the premium for the Title Policy or title commitment(s) obtained by Purchaser.

       19. Non-Liability. Notwithstanding anything to the contrary contained in this Agreement, no director, officer, employee, shareholder, member, manager, partner or agent of Seller nor any of the directors, officers, employees, shareholders, members, managers, partners, joint venturers or agents of any of the directors, officers, employees, shareholders, members, managers, partners, joint venturers or agents of Seller nor any other person, partnership, limited liability company, corporation, joint venture or trust, as principal of Seller, whether disclosed or undisclosed (each, a "Seller Exculpated Party" and, collectively, the "Seller Exculpated Parties") shall have any personal obligation or liability hereunder, and Purchaser shall not seek to assert any claim or enforce any of Purchaser's rights hereunder against any Seller Exculpated Party.

     20.   Violations.

     (i) Notwithstanding anything to the contrary contained herein, Seller shall convey, and Purchaser shall accept, marketable and insurable title to the Premises, as of the Closing Date, free and clear of all violations of law or municipal ordinances, orders or requirements issued by the departments of buildings, fire, labor, health or other federal, state, county, municipal or other departments and governmental agencies having jurisdiction against or affecting the Premises, and any outstanding work orders ("Violations") other than those caused by Purchaser or which are the responsibility of the Purchaser to cure in its capacity as tenant under the KCP Lease. If any Violation which Seller is obligated to cure as provided for above can reasonably be cured within ninety (90) days after the Closing Date, Seller shall have the right to extend the Closing Date for a period of up to ninety (90) days exercisable by delivering an Extension Notice. If any Violation which Seller is obligated to cure as provided for above is not cured as of the Closing Date, or is not capable of being cured within ninety (90) days after the Closing Date, or is not cured as of the end of such ninety
(90) day extension if Seller elects to exercise such extension then, in any such event, Seller shall cause Purchaser to close title to the Premises subject to such Violations, and Seller shall grant Purchaser a credit against the Purchase Price at Closing in an amount equal to the Violations Cure Amount (as hereinafter defined).

     (ii) For purposes of Section 20(i) above, the "Violations Cure Amount" shall mean the estimated amount required to cure such Violations. If Seller and Purchaser cannot agree upon the Violations Cure Amount within ten (10) days prior to Closing, Seller shall obtain and submit to Purchaser three (3) bids submitted by independent contractors to perform the work necessary to cure such Violations, and the average of such three
(3) bids shall be deemed to be the Violations Cure Amount.

       21.    Successors and Assigns.   The provisions hereof
shall inure to the benefit of, and shall be binding upon, the heirs, executors, administrators, successors and assigns of the respective parties; provided, however, Purchaser may not assign this Agreement or any of Purchaser's rights hereunder without the prior written consent of Seller, but Purchaser may, upon notice to Seller given not less than ten (10) days prior to the Closing Date, assign this Agreement to any subsidiary or affiliate of Purchaser controlled by, controlling, or under common control with, Purchaser (with "control" being defined as ownership of more than fifty (50%) percent), but such assignment shall not relieve or release the Purchaser named in this Agreement from any of the obligations or liabilities of the Purchaser under this Agreement theretofore or thereafter accruing.

       22.    No Recording.   Seller shall not record or attempt
to record this Agreement or any memorandum or notice thereof, and any such recording or any attempt to do so shall constitute a Purchaser Default hereunder.

       23.    Confidentiality.   Unless and until the Closing
occurs hereunder, (a) neither Purchaser nor Seller will make, or permit anyone to make on their behalf, any public statement or public comment with respect to this Agreement, the transactions contemplated hereby, that is intended for public distribution or made to any newspaper, trade publication, or other print or other media, without the approval by the other party as to such disclosure and the information to be disclosed, which approval shall not be unreasonably withheld or delayed, and (b) Purchaser and its agents shall maintain the confidentiality of all documents, instruments and information obtained by Purchaser or such agents hereunder or otherwise in connection with the proposed acquisition of the Premises and shall not, without Seller's prior written consent, which consent shall not be unreasonably withheld or delayed, disclose any of such information to any other person or use any of such information for any purpose other than as contemplated herein. Notwithstanding the foregoing, Purchaser may disclose any of such information to its proposed investors and lenders and its officers, directors, employees, agents, attorneys, accountants, consultants and other professionals to whom such disclosure is reasonably necessary for the consummation of the transactions contemplated hereby, provided that each such person maintains such information in a confidential manner.

       24.    Purchaser's Work.  (a)   Subject to the terms of
this Section 24, commencing within ninety (90) days of the Effective Date (unless such commencement is delayed due to a force majeure, in which event commencing as soon after such force majeure as practicable), Purchaser shall, with reasonable due diligence, perform (or cause to be performed) certain maintenance and repair work generally described within the scope of work contained in item numbers 1-10 of Section A ("Structural Repairs") of the engineering evaluations prepared by Cornerstone Architects, dated March 23, 2004, attached hereto as Schedule N (hereinafter collectively called the "Work"); provided, however, that prior to performing any of the Work, Purchaser shall obtain Seller's prior written approval of all plans and specification with respect to such Work, which approval shall not be unreasonably withheld, conditioned or delayed.

       (b) Purchaser's access to the Premises and the performance of any of the Work shall be strictly in accordance with the terms and conditions of the KCP Lease (including, without limitation, Section 42 thereof), and the terms thereof applicable to the tenant thereunder shall be applicable to Purchaser hereunder as if the terms of such lease were incorporated herein. In furtherance of the foregoing, Purchaser shall (i) repair and restore any portion of the Premises disturbed by Purchaser during the performance of any of the Work to the same condition as existed prior to such disturbance; (ii) prior to any entry upon the Premises Purchaser or Purchaser's contractors, for the purpose of performing any of the Work, deliver (or caused to be delivered with respect to its contractors) to Seller adequate proof that Purchaser (and/or its contractors, as applicable) has obtained insurance in amounts required under the KCP Lease covering any risk of damage or personal injury occasioned by Purchaser's (and/or its contractors, as applicable) entry onto the Premises and/or the performance of the Work, which insurance shall name Seller as an additional insured; and (iii) indemnify, defend and hold Seller harmless from and against any and all claims, suits, damages, liabilities, costs and expenses (including, without limitation, reasonable attorneys fees) arising out of or relating to its entry upon the Premises and/or the performance of or in connection with any of the Work. Notwithstanding the foregoing, in no event shall Purchaser's failure to perform the Work in accordance with the terms of this Section 24 be deemed a default by Purchaser under this Agreement; provided, however, that in such event, Seller shall have no obligation to pay to Purchaser the Reimbursable Amount (as hereinafter defined) and Seller's remedies shall be as set forth in Section 24(d) below.

       (c) Upon Purchaser's completion of the Work in a lien-free manner in accordance with all laws and regulations and the terms set forth in the KCP Lease (including, without limitation
Section 42 thereof with respect to "Tenant Changes" (as such term is defined in the KCP Lease)), Purchaser shall deliver to Seller
(i) lien waivers evidencing the lien-free completion of such Work, (ii) a certificate from Purchaser's architect or general contractor certifying that the Work has been completed in accordance with all laws and in accordance with the plans and specifications approved by Seller, and (iii) a written request (collectively, the "Reimbursement Request"), for $60,000.00 (such amount, the "Reimbursable Amount"). Upon receipt of the Reimbursement Request, Seller shall promptly reimburse Purchaser for the Reimbursable Amount. In no event shall Seller be obligated to reimburse Purchaser for more than the Reimbursable Amount. In the event that Seller fails to reimburse Purchaser the Reimbursable Amount within thirty (30) days of its receipt from Purchaser of a Reimbursement Request (such amount, the "Unreimbursed Portion"), if the Closing shall not theretofore have occurred, Purchaser shall be entitled to receive a credit against the Purchase Price equal to the Unreimbursed Portion plus interest thereon accruing at a rate of three percent (3%) per annum from the date of the Reimbursement Request.

       (d) A failure by Purchaser to comply with the terms of this Section 24 shall, subject to the applicable notice and cure periods provided in the KCP Lease, entitle Seller to exercise its rights and remedies under the KCP Lease in Seller's capacity as landlord thereunder to the same extent as if Purchaser were in default under the KCP Lease in Purchaser's capacity as tenant thereunder.

       (e) Notwithstanding anything to the contrary contained herein, (i) neither Purchaser's performance of the Work, nor Seller's reimbursement to Purchaser of the Reimbursable Amount shall impact in any way the obligation of Purchaser or Seller to consummate the closing of the transaction as required under this Agreement, (ii) Seller shall have no obligation to perform, or pay for the performance of, any of the Work or any other repairs or improvements to the Property, except as specifically provided for in this Agreement (provided, subject to Section 24(e)(iv) below, that the forgoing is not intended to relieve Seller, in its capacity as landlord under the KCP Lease, of any of its repair or maintenance obligations set forth in the KCP Lease), other than Seller's obligation to pay the Reimbursable Amount in connection with Purchaser's performance of the Work, (iii) Seller makes no representation or warranties regarding the accuracy of the Cornerstone Report attached hereto as Exhibit N as to the scope or estimated cost of the Work set forth therein and (iv) Purchaser shall be responsible for, and the Work shall be deemed to include, the repair of any condition at the Property uncovered or caused by Purchaser's performance of the Work and Seller shall have no obligation to perform or pay for same.


Purchaser's obligation to indemnify Seller as set forth in
Section 24(b) above and Seller's obligation to reimburse Purchaser for the Reimbursable Amount in connection with the performance of the Work as set forth in Section 24(c) above, shall survive the Closing or the earlier termination of this Agreement.

     25.       Submission to Jurisdiction.   This Agreement shall
be governed by and construed under the internal laws of the State of New York, without regard to the principles of conflicts of law. For the purposes of any suit, action or proceeding involving this Agreement, Purchaser and Seller hereby expressly submit to the jurisdiction of all federal and state courts sitting in the State of New York and consent that any order, process, notice of motion or other application to or by any such court or a judge thereof may be served within or without such court's jurisdiction by registered mail or by personal service, provided that a reasonable time for appearance is allowed, and Purchaser and Seller agree that such courts shall have the exclusive jurisdiction over any such suit, action or proceeding commenced by any party. Purchaser and Seller hereby irrevocably waive any objection that it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement brought in any federal or state court sitting in the State of New York and hereby further irrevocably waive any claim that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum.

       26.    Survival; Maximum Liability of Seller for
Obligations Surviving Closing.

       26.1. Except as otherwise specifically herein provided, no representation, warranty, covenant or obligation of Seller or Purchaser set forth in (a) this Agreement or (b) any Seller Document or Purchaser Document (as hereinafter defined), shall survive the Closing and the delivery of the Deed. For purposes of this Agreement, a "Seller Document" means any document or instrument executed and delivered by Seller to Purchaser in connection herewith, including, without limitation, the Deed, the Assignment and Assumption of Leases, and the Assignment and Assumption of Contracts, and a "Purchaser Document" means any document or instrument executed and delivered by Purchaser to Seller in connection herewith, including, without limitation, the Assignment and Assumption of Leases, and the Assignment and Assumption of Contracts.

       26.2. Notwithstanding anything to the contrary set forth in this Agreement, the maximum amount of liability that Seller shall have under any circumstance for any obligation of Seller under this Agreement that is stated to survive the Closing (including, without limitation, any obligation arising out of any Seller's Representation that survives the Closing, any indemnification or other obligation contained herein that is specifically stated to survive the Closing, any liability under any other document or instrument delivered by Seller in connection with the Closing, and any proration obligation of Seller) shall not exceed a total aggregate amount of $3,600,000; provided, however, that Seller shall have no liability whatsoever with respect to any such obligations, unless the aggregate amount of all such claims exceeds $50,000 (the "Threshold Amount"). Purchaser shall not make any claim or deliver any notice with respect to a claim pursuant to this Section 26.2 unless it in good faith believes the claims would exceed the Threshold Amount.

       27.    Waiver of Jury Trial.   The parties hereto hereby
waive trial by jury in any action, proceeding or counterclaim (whether in contract or tort) brought by either of the parties hereto against the other in respect of any matter arising out of or in connection with this Agreement. The provisions of this
Section 27 shall survive the closing or earlier termination of this agreement.

       28.    Miscellaneous Provisions.

       (a) If litigation or an arbitration proceeding arises out of this Agreement, the prevailing party shall be entitled to receive from the non-prevailing party an amount equal to the prevailing party's costs incurred in such litigation, including, without limitation, the prevailing party's reasonable attorneys' fees, costs and disbursements. The provisions of this Section 28(a) shall survive the Closing or any earlier termination of this Agreement.

              (b)    All notices, demands or requests made
pursuant to, under or by virtue of this Agreement must be in writing and sent to the party to which the notice, demand or request is being made by (i) certified or registered mail, return receipt requested, (ii) by nationally recognized overnight courier delivery, or (iii) by hand delivery as follows:


              To Seller:

              SAAR Company, LLC
              c/o APF Properties
              25 West 45th Street
              New York, New York  10036
              Attention: Mr. Kenneth Aschendorf

              with copy to:

              Pryor Cashman Sherman & Flynn LLP
              410 Park Avenue
              New York, New York 10022
              Attention: Wayne B. Heicklen, Esq.

              To Purchaser:

              Kenneth Cole Productions, Inc.
              603 West 50th Street
           New York, New York 10019
              Attention: General Counsel

              with a copy to:

              Morrison Cohen Singer & Weinstein, LLP
          750 Lexington Avenue
          New York, New York 10022
              Attention: Andrew W. Bank, Esq.

or to such other address as is specified by a party by notice to the other party given in accordance with the provisions of this
Section 28 (b).   Any notice given in accordance with the
provisions of this Section 28 (b) shall be deemed given (i) three
(3) Business Days after mailing (if sent by certified mail), (ii) one (1) Business Day after deposit of same with a nationally recognized overnight courier service (if delivered by nationally recognized overnight courier service), or (iii) on the date delivery is made (if delivered by hand). Notices shall be effective if given by the attorneys' for each party.

       (c) This Agreement and the exhibits attached hereto contains all of the terms agreed upon by and between Purchaser and Seller with respect to the subject matter hereof, and all agreements heretofore had or made by and between Purchaser and Seller are merged in this Agreement which alone fully and completely expresses the agreement of Purchaser and Seller with respect to the transaction set forth in this Agreement.

       (d) This Agreement may not be changed, modified or terminated, except by an instrument executed by the parties hereto who are or will be affected by the terms of such instrument.

              (e) No waiver by either Purchaser or Seller of any failure or refusal to comply with Purchaser's or Seller's, as applicable, obligations under this Agreement shall be deemed a waiver of any other or subsequent failure or refusal to so comply.

              (f) If any term or provision of this Agreement or the application thereof to any person or circumstances shall, to any extent, be invalid or unenforceable, the remainder of this Agreement, or the application of such term or provision to persons or circumstances other than such persons or circumstances as to which such term or provision is held invalid or unenforceable, shall not be affected thereby, and each term and provision of this Agreement shall be valid and be enforced to the fullest extent permitted by law.

       (g) The headings of the various paragraphs of this Agreement have been inserted only for the purposes of convenience, and are not part of this Agreement and shall not be deemed in any manner to modify, explain or restrict any of the provisions of this Agreement.

       (h) This Agreement shall be governed by, and shall be interpreted, construed and enforced in accordance with, the laws of the state where the Premises are located without regard to the rules regarding conflicts of law in such laws of such state.

       (i) This Agreement does not constitute an offer to sell or to purchase and shall not bind Seller or Purchaser unless and until Seller and Purchaser, in their sole discretion, elect to be bound hereby by executing and delivering to the other an executed counterpart hereof.

              (j) As used herein: "Business Day" shall mean any day other than (a) a Saturday or a Sunday, (b) a national holiday, or (c) a day on which banks are not required to be open for business within the State of New York; "Surviving Obligations" shall mean the obligations of Purchaser and/or Seller pursuant to this Agreement (including, without limitation, pursuant to Sections 13, and 22) that are expressly stated to survive the termination of this Agreement.

              (j)    Purchaser and Seller hereby acknowledge
and agree that, except as expressly set forth herein to the contrary, there are no third party beneficiaries to this Agreement, and, accordingly, except as expressly set forth herein to the contrary, no third party (including, without limitation, any Broker) shall have the right to enforce this Agreement for the benefit of such third party or against the interests of Purchaser or Seller. Either of Seller or Purchaser is hereby authorized to file a copy of this Section in any proceeding brought by any such third party against Seller or Purchaser in connection with this Agreement as conclusive evidence of the parties intentions.

              (k)    In the event the provisions of this
Agreement provide for the performance of an obligation by Purchaser or Seller on a day other than a Business Day, then the time for the performance of such obligation shall be automatically adjourned to the first (1st) Business Day immediately succeeding the day on which such obligation would otherwise be required to be performed. In the event the provisions of this Agreement provide that Purchaser or Seller shall have the right to adjourn the performance of an obligation by Purchaser or Seller, as applicable, to a day that is other than a Business Day, then Purchaser or Seller, as applicable, shall have the right to adjourn the time for the performance of such obligation to the first (1st) Business Day immediately succeeding the day on which such adjourned obligation would otherwise be required to be performed.

              (l)    This Agreement may be executed in more
than one counterpart, each of which, when taken together, shall be deemed to be one (1) instrument. This Agreement may be executed by facsimile transmission.

              (m) Ambiguities in this Agreement shall not be construed against the party drafting this Agreement, notwithstanding any contrary rule of construction or interpretation at law or in equity.

              (n) Purchaser and Seller acknowledge and agree that the relationship between Purchaser and Seller is solely a commercial relationship, and the execution of this Agreement by Purchaser and Seller shall not create (and neither Purchaser nor Seller intends to create) any relationship of principal and agent between Purchaser and Seller, or any partnership or joint venture relationship between Purchaser and Seller. Neither Purchaser nor Seller shall be deemed to be a fiduciary of the other party.

       29.    Escrow Provisions.    The Letter of Credit shall
be held by the Escrow Agent, in trust, on the terms hereinafter set forth and subject to the respective rights of the parties as to the delivery of the Letter of Credit as set forth elsewhere in this Agreement.

          (a) The Escrow Agent will deliver the Letter of Credit to Seller or to Purchaser, as the case may be, under the following conditions:

                (i)  the Letter of Credit shall be delivered
to Purchaser on the Closing Date, in the event Purchaser shall pay the Purchase Price and the Closing shall occur pursuant to this Agreement; or

               (ii) the Letter of Credit shall be delivered to Seller upon receipt of written demand therefor (hereinafter called "Seller's Demand for Letter of Credit"), stating that an event described in Section 2.3 has occurred or a Purchaser's Default has occurred provided, however, that the Escrow Agent shall not honor such demand until at least five (5) days after the Escrow Agent shall have delivered a copy of Seller's Demand for Letter of Credit to Purchaser in accordance with the provisions of subsection
(b) below, nor thereafter if the Escrow Agent shall have received a Notice of Objection (as such term is defined in subsection (b) below) from Purchaser within such five (5) day period; or

               (iii)  the Letter of Credit shall be paid to
Purchaser upon receipt of written demand therefor (hereinafter called "Purchaser's Demand for Letter of Credit") stating that this Agreement has been terminated in accordance with the provisions of Sections 8, 11, or 14 hereof, or that a Seller's Default has occurred and Purchaser has elected to terminate this Agreement pursuant to Section 10.2(a) hereof provided, however, that except if due to a termination pursuant to Section 5 above, the Escrow Agent shall not honor such demand until at least five (5) days after the Escrow Agent shall have delivered a copy of Purchaser's Demand for Letter of Credit to Seller in accordance with the provisions of subsection (b) of this Section, nor thereafter if the Escrow Agent shall have received a Notice of Objection from Seller within such five
(5) day period.

          (b) Within two (2) business days following delivery to Escrow Agent of Seller's Demand for or Purchaser's Demand for Letter of Credit, as the case may be, the Escrow Agent shall deliver a copy thereof to the other party. The other party shall have the right to object to the delivery of the Letter of Credit by sending written notice (hereinafter called a "Notice of Objection") of such objection to the Escrow Agent, which Notice of Objection shall be deemed null and void and ineffective if such Notice of Objection is not received by the Escrow Agent within the time periods prescribed in subsection (a) of this Section. Such notice shall set forth the basis for objecting to the delivery of the Letter of Credit. Upon receipt of a Notice of Objection, the Escrow Agent shall promptly send a copy thereof to the party who sent the Demand for Letter of Credit.

          (c) In the event the Escrow Agent shall have received a Notice of Objection within the time period prescribed in subsection (b) of this Section, the Escrow Agent shall (i) continue to hold the Letter of Credit until the Escrow Agent has received written notice from both Seller and Purchaser directing the delivery of the Letter of Credit, in which case the Escrow Agent shall then deliver the Letter of Credit in accordance with such direction, or (ii) in the event of litigation between Seller and Purchaser, deliver the Letter of Credit to the clerk of the court in which said litigation is pending, or (iii) take such affirmative steps as the Escrow Agent may, at the Escrow Agent's option, elect in order to terminate the Escrow Agent's duties including, but not limited to, depositing the Letter of Credit in any court which the Escrow Agent shall select in New York, and commencing an action for interpleader, the costs thereof to be borne by whichever of Seller or Purchaser is the losing party.

          (d) It is agreed that the duties of the Escrow Agent are only as herein specifically provided, and subject to the provisions of this Section, are purely ministerial in nature, and the Escrow Agent shall incur no liability whatsoever except for willful misconduct or gross negligence, as long as the Escrow Agent has acted in good faith. Seller and Purchaser each release the Escrow Agent from any act done or omitted to be done by the Escrow Agent in good faith in the performance of its duties hereunder.

          (e) The Escrow Agent is acting as a stakeholder only with respect to the Letter of Credit. Seller and Purchaser each agree, jointly and severally, to fully indemnify and hold the Escrow Agent harmless from and against all liabilities, damages, costs and expenses (including, without limitation, reasonable attorneys fees) incurred by the Escrow Agent with respect to the performance of its duties hereunder. Upon making delivery of the Letter of Credit in the manner herein provided, the Escrow Agent shall have no further liability hereunder.

          (f) The Escrow Agent has executed this Agreement in order to confirm that the Escrow Agent is holding and will hold the Letter of Credit in escrow, pursuant to the provisions hereof.

          (g) Escrow Agent shall not be prohibited from representing Seller in the event there is any dispute arising out of or relating to this Agreement or the disposition of the Letter of Credit.


       30.    Seller's Mortgage.    Seller shall, upon the
request of Purchaser, use its commercially reasonable efforts to cause Seller's mortgagee to assign to Purchaser's mortgagee at Closing any mortgage then affecting the Premises provided, however, that (a) Seller shall not be required to incur any cost or expense in connection therewith, (b) such transaction shall have no adverse effect upon Seller's 1031 Exchange, (c) Seller shall be released from all liabilities arising out of or relating to Seller's mortgage as of the Closing, and (d) Seller shall be paid by Purchaser one-half (50%) of any mortgage tax savings associated with such assignment. For example, if the outstanding principal amount of Seller's mortgage that is being assigned is $10,000,000, and Purchaser's mortgage is $20,000,000, then Purchaser shall pay Seller at Closing one-half (50%) of the difference between the mortgage tax that would have been imposed upon the recording of a $20,000,000 mortgage and a $10,000,000 mortgage. Seller's failure to cause its mortgagee to assign Seller's mortgage to Purchaser's mortgagee shall not affect or release Purchaser from any of its obligations under this Agreement.

       31.    Employees; Indemnification.   (a)    Except as
set forth in clause (b)(ii) below, Purchaser shall have no obligation hereunder to hire any employees, including, without limitation, the building superintendent (the "Superintendent"), currently employed by Seller at the Premises and Purchaser shall not be bound by or obligated to assume the current Commercial Building Agreement between Local 32B-32J Service Employees International Union AFL-CIO and The Realty Advisory Board on Labor Relations, Inc. (the "Union Contract"), governing the wages, hours, terms and conditions of employment of the Superintendent currently employed by the Seller at the Premises.

       (b) In consideration of Purchaser's obligations and undertakings in this Section 31 and at Purchaser's request, Seller hereby agrees to terminate, or cause the termination of, the employment of the Superintendent on or prior to the Closing Date in accordance with the terms herein. In the event that Seller's out-of-pocket costs and expenses (including, without limitation, any termination or severance payments which are required to be paid pursuant to the terms of the Union Contract) associated with such termination (collectively, the "Termination Expenses") do not exceed $15,000, Seller shall effectuate such termination without further notice to Purchaser and Purchaser shall reimburse Seller at the Closing for the actual amount of the Termination Expenses incurred by Seller in connection with the termination of the employment of the Superintendent up to $15,000. In the event that Seller reasonably determines that the Termination Expenses will exceed $15,000, Seller shall give Purchaser at least five (5) Business Days notice (the "Termination Expense Notice") of same prior to effectuating such termination and Purchaser shall then have five (5) Business Days after Seller has delivered the Termination Expense Notice to notify Seller that either Seller shall (i) effectuate such termination, in which event Purchaser shall reimburse Seller at the Closing for the actual amount of the Termination Expenses incurred by Seller in connection with the termination of the employment of the Superintendent; or (ii) not effectuate such termination, in which event Purchaser shall retain the Superintendent at the then existing wages, hours and working conditions provided under the Union Contract. A failure to timely reply to the Termination Expense Notice by Purchaser as set forth above shall be deemed an election by Purchaser under clause (ii) above. In the event that Purchaser delivers a notice in accordance with clause (ii) above, Purchaser shall acknowledge in writing at the Closing that Purchaser (x) has requested that Seller not terminate the employment of the Superintendent at Closing and (y) will retain and employ the Superintendent at the then existing wages, hours and working conditions provided under the Union Contract.

       (c) Purchaser hereby agrees to, and shall upon demand, indemnify, defend, hold harmless and reimburse Seller, its shareholders, officers, partners, members, employees and agents from and against and for any and all liabilities, obligations, penalties, fines, suits, claims, demands, actions, costs and expenses of any kind or nature including without limitation reasonable attorneys' fees which may be incurred by, imposed upon or asserted against Seller as a result of Purchaser's failure to retain and/or employ the Superintendent from and after the Closing Date in the event that Purchaser requests that Seller not effectuate the termination of the Superintendent in accordance with clause (ii) of Section 31(b) above. The foregoing indemnification shall survive the Closing.

       (d) The obligations of Purchaser to reimburse Seller for the Termination Expenses shall survive the termination of this Agreement (and Purchaser shall be obligated to reimburse Seller for same promptly upon demand therefor) in the event that
(i) Seller effectuates the termination of the employment of the Superintendent in accordance with the terms of this Section 31 and (ii) the Closing does not occur for any reason other than as a result of either (x) a Seller Default or (y) the exercise by Purchaser of an express termination right set forth herein.




         [The rest of this page is intentionally blank.]

     IN WITNESS WHEREOF, this Agreement has been duly executed by the parties hereto as of the Effective Date.

                         SELLER:

                         SAAR COMPANY, LLC, a New York limited
                         liability company

                         By:  _________________________
                              Name:
                              Title:

                         Federal I.D. No. 13-3831570


                         PURCHASER:

                         KENNETH COLE PRODUCTIONS, INC., a New York corporation


                         By:    _________________________
                              Name:
                              Title:

                         Federal I.D. No. 13-3131650



Section 29 Agreed to:

ESCROW AGENT

PRYOR CASHMAN SHERMAN & FLYNN, LLP


By:__________________________________