Form 10-K/A
period 2003-12-31
COLE KENNETH PRODUCTIONS INC
filed 2004-07-21
CIK 921691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A
                         AMENDMENT NO. 1
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2003

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the transition period from___________to___________

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

   Securities registered pursuant to Section 12(b) of the Act:
         Class A common stock, par value $.01 per share

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

Kenneth Cole Productions, Inc. Form 10-K/A Amendment No. 1

Explanatory Note

This Amendment No. 1 on Form 10-K/A to Kenneth Cole Productions, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 is being filed solely to add the signed accountants' report which was inadvertently omitted during the edgarization process and to update
Item 9a which contained a reference to outdated rules. No changes were made to the financial statements or footnotes to the financial statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Kenneth Cole Productions, Inc.
(Registrant)


by /s/ DAVID P. EDELMAN

------------------------------
(David P. Edelman)
Chief Financial Officer

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


                                            /s/ERNST & YOUNG LLP

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

                           Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KENNETH COLE PRODUCTIONS, INC.

                                   By  /s/ KENNETH D. COLE
                                   Kenneth D. Cole
                                   Chief Executive Officer

                                   Date: July 20, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature               Title                    Date

/S/KENNETH D.COLE    Chief Executive Officer        July 20, 2004
Kenneth D. Cole       and Director


/S/PAUL BLUM         President and Director         July 20, 2004
Paul Blum

/S/STANLEY A. MAYER  Vice President, Senior advisor July 20, 2004
Stanley A. Mayer      and director

/S/DAVID P. EDELMAN  Chief Financial Officer  and   July 20, 2004
David P. Edelman      Principal Accounting Officer

/S/ROBERT C. GRAYSON Director                       July 20, 2004
Robert  C. Grayson

/S/DENIS F. KELLY    Director                       July 20, 2004
Denis F. Kelly

/S/PHILLIP B. MILLER Director                       July 20, 2004
Phillip B. Miller

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

 Exhibit 23.01


 CONSENT OF INDEPENDENT AUDITORS

 We consent to the use of our report dated February 20, 2004, included in the Annual Report on Form 10-K of Kenneth Cole Productions, Inc. and subsidiaries for the year ended December 31,2003, with respect to the consolidated financial statements, as amended, included in this Form 10-K/A.



                                        /s/ERNST & YOUNG LLP

New York, New York
July 20, 2004

                                               Exhibit  31.1


                   CERTIFICATIONS PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 CERTIFICATION

 I, Kenneth D. Cole, certify that:

           1. I have reviewed this amended annual report on Form 10-K/A of Kenneth Cole Productions, Inc.;

            2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in the amended report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) for the registrant and have:

      a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended report is being prepared;

      b.   "Intentionally Omitted"

      c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this amended report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this amended report based on such evaluation; and

      d. Disclosed in this amended report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and




      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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



 Date:  July 20, 2004

                                                   Exhibit 31.2




                   CERTIFICATIONS PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


 CERTIFICATION

 I, David P. Edelman, certify that:

      1.    I have reviewed this amended annual report on Form
         10-K/A of Kenneth Cole Productions, Inc.;

             2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in the amended report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) for the registrant and have:

      a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended report is being prepared;

      b.   "Intentionally Omitted"

      c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this amended report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this amended report based on such evaluation; and

      d. Disclosed in this amended report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and




      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting





      By:  /s/  DAVID P. EDELMAN


      --------------------------------------

      David P. Edelman

      Chief Financial Officer



 Date:  July 20, 2004

                                                  Exhibit 32.1
                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
 In   connection  with  the Amended Annual Report  of  Kenneth
 Cole Productions, Inc. (the "Company") on Form 10-K/A for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth D. Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
           (1) The Amended Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
           (2) The information contained in the Amended Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ KENNETH D. COLE

 Kenneth D. Cole
 Chairman and Chief Executive Officer
 Kenneth Cole Productions, Inc.
 July 20, 2004

                                                  Exhibit 32.2
                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In   connection  with  the Amended Annual  Report of  Kenneth
 Cole Productions, Inc. (the "Company") on Form 10-K/A for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David P. Edelman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
           (1) The Amended Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
           (2) The information contained in the Amended Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ DAVID P. EDELMAN

 David P. Edelman
 Chief Financial Officer
 Kenneth Cole Productions, Inc.
 July 20, 2004