Form 10-Q
period 2004-06-30
COLE KENNETH PRODUCTIONS INC
filed 2004-08-05
CIK 921691

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              Form 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2004


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
Yes (X)  No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                               August 7, 2004

     Class A Common Stock ($.01 par value)              12,041,152
     Class B Common Stock ($.01 par value)               8,123,497

                   Kenneth Cole Productions, Inc.
                            Index to 10-Q


Part I.    FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

    Condensed Consolidated Balance Sheets as of June 30, 2004
    and December 31, 2003.................................................... 3

    Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2004 and 2003..................................... 5

    Condensed Consolidated Statement of Changes in Shareholders' Equity for
    the six-month period ended June 30, 2004................................. 6

    Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2004 and 2003............................................. 7

    Notes to Condensed Consolidated Financial Statements..................... 8

Item 2.Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................15

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........22

Item 4. Controls and Procedures..............................................22

Part II.  OTHER INFORMATION

Item 1.Legal Proceedings.....................................................23

Item 2.Changes in Securities, Use of Proceeds and Issuer Purchase of Equity
     Securities..............................................................23

Item 3.Defaults Upon Senior Securities.......................................23

Item 4.Submission of Matters to a Vote of Security Holders...................23

Item 5.Other Information.....................................................24

Item 6.Exhibits and Reports on Form 8-K......................................24

Signatures...................................................................26

           Kenneth Cole Productions, Inc. and Subsidiaries

                Condensed Consolidated Balance Sheets


Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                  June 30,    December 31,
                                                   2004         2003
                                                (Unaudited)
Assets
Current assets:
Cash                                            $116,825,000  $111,102,000
Due from factors                                  32,271,000    31,487,000
Accounts receivable, net                          10,435,000    11,254,000
Inventories                                       54,850,000    44,851,000
Prepaid expenses and other current assets          3,343,000     1,343,000
Deferred taxes                                     2,063,000     2,063,000
                                                ------------  ------------
Total current assets                             219,787,000   202,100,000

Property and equipment - at cost, less
accumulated depreciation                          36,899,000    36,755,000


Other assets:
 Deposits and deferred taxes                      16,671,000    16,603,000
 Deferred compensation plan assets                19,855,000    18,383,000
                                                ------------  ------------
Total other assets                                36,526,000    34,986,000
                                                ------------  ------------
Total assets                                    $293,212,000  $273,841,000
                                                ============  ============


See accompanying notes to condensed consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries
          Condensed Consolidated Balance Sheets (continued)
                                                  June 30,    December 31,
                                                   2004         2003
                                                (Unaudited)

Liabilities and shareholders' equity
Current liabilities:
Accounts payable                                $ 39,221,000  $ 33,847,000
Accrued expenses and other current liabilities     9,256,000    11,153,000
Income taxes payable                                       0     2,939,000
                                                ------------  ------------
Total current liabilities                         48,477,000    47,939,000

Deferred compensation                             19,855,000    18,383,000
Other                                             12,352,000    11,185,000

Commitments and contingencies

Shareholders' equity:
   Series A Convertible Preferred Stock par value
    $1.00, per share, 1,000,000 shares authorized,
    none outstanding
   Class A Common Stock, par value $.01, per share,
    20,000,000 shares authorized, and 14,922,616
    and 14,534,791 issued in 2004 and 2003           149,000       145,000
   Class B Common Stock, par value $.01, per share,
    9,000,000 shares authorized, 8,123,497
    and 8,168,497 outstanding in 2004 and 2003        81,000        82,000
   Additional paid-in capital                     77,035,000    69,992,000
   Accumulated other comprehensive income            281,000       751,000
   Retained earnings                             201,203,000   191,585,000
                                                ------------  ------------
                                                 278,749,000   262,555,000

  Class A Common Stock in treasury, at cost,
   2,888,400 shares in 2004 and 2003             (66,221,000)  (66,221,000)
                                                ------------  ------------
Total shareholders' equity                       212,528,000   196,334,000
                                                ------------  ------------
Total liabilities and shareholders' equity      $293,212,000  $273,841,000
                                                ============  ============


   See accompanying notes to condensed consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries

             Condensed Consolidated Statements of Income
                            (Unaudited)

                          Three Months Ended            Six Months Ended
                               June 30,                      June 30,
                          2004          2003           2004           2003
Net sales             $103,720,000  $ 88,096,000   $217,071,000  $190,213,000
Royalty revenue          9,337,000     8,832,000     18,363,000    16,839,000
                      ------------  ------------   ------------  ------------
Net revenues           113,057,000    96,928,000    235,434,000   207,052,000
Cost of goods sold      61,683,000    52,937,000    131,592,000   115,479,000
                      ------------  ------------   ------------  ------------
Gross profit            51,374,000    43,991,000    103,842,000    91,573,000

Selling, general and
 Administrative
 expenses               40,382,000    34,622,000     81,174,000    72,353,000
                      ------------  ------------   ------------  ------------
Operating income        10,992,000     9,369,000     22,668,000    19,220,000
Interest and other
 income, net               342,000       250,000        591,000       492,000
                      ------------  ------------   ------------  ------------
Income before provision
 for income taxes       11,334,000     9,619,000     23,259,000    19,712,000

Provision for
 income taxes            4,307,000     3,559,000      8,839,000     7,293,000
                      ------------  ------------   ------------  ------------
Net income            $  7,027,000  $  6,060,000   $ 14,420,000  $ 12,419,000
                      ============  ============   ============  ============

Earnings per  share:
     Basic            $        .35  $        .31   $        .72  $        .64
     Diluted          $        .34  $        .30   $        .70  $        .61

Dividends declared
 per share            $        .12  $        .00   $        .24  $        .00

Shares used to compute
 earnings per share:
     Basic              20,048,000    19,505,000     19,951,000    19,524,000
     Diluted            20,727,000    20,245,000     20,669,000    20,346,000


   See accompanying notes to condensed consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries

       Condensed Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)
                                   Class A                   Class B
                                 Common Stock              Common Stock
                              Number                    Number
                             of shares     Amount      of shares    Amount
Shareholders' equity
 January 1, 2004            14,534,791  $ 145,000    8,168,497   $ 82,000

Net income

Translation adjustments
 foreign currency, net of
  taxes of $7,000
 forward contracts, net of
  taxes of $(295,000)

Comprehensive income

Exercise of stock options,
 and related tax benefit
 of $2,674,000                 337,938      3,000

Issuance of Class A
 Common Stock for ESPP           4,887

Dividends paid on Common
 Stock Class A and B

Conversion of Class B
 shares to Class A shares
 of Common Stock                45,000      1,000      (45,000)    (1,000)
                           -----------------------------------------------
Shareholders' Equity
 June 30, 2004              14,922,616  $ 149,000    8,123,497   $ 81,000
                           ===============================================

                                                Accumulated
                                  Additional       Other
                                   Paid-in     Comprehensive   Retained
                                   Capital        Income       Earnings
Shareholders' equity
 January 1, 2004                $ 69,992,000  $ 751,000     $191,585,000

Net income                                                    14,420,000

Translation adjustments
 foreign currency, net of
  taxes of $7,000                                12,000
 forward contracts, net of
  taxes of $(295,000)                          (482,000)

Comprehensive income

Exercise of stock options,
 and related tax benefit
 of $2,674,000                     6,929,000

Issuance of Class A
 Common Stock for ESPP               114,000

Dividends paid on Common
 Stock Class A and B                                          (4,802,000)

Conversion of Class B
 shares to Class A shares
 of Common Stock
                              --------------------------------------------
Shareholders' Equity
 June 30, 2004                  $ 77,035,000  $ 281,000     $201,203,000
                              ============================================

                                       Treasury Stock
                                   Number of
                                    Shares        Amount        Total
Shareholders' equity
 January 1, 2004                (2,888,400)   $(66,221,000) $196,334,000

Net income                                                    14,420,000

Translation adjustments
 foreign currency, net of
  taxes of $7,000                                                 12,000
 forward contracts, net of
  taxes of $(295,000)                                           (482,000)
                                                            ------------
Comprehensive income                                          13,950,000

Exercise of stock options,
 and related tax benefit
 of $2,674,000                                                 6,932,000

Issuance of Class A
 Common Stock for ESPP                                           114,000

Dividends paid on Common
 Stock Class A and B                                          (4,802,000)

Conversion of Class B
 shares to Class A shares
 of Common Stock
                              -------------------------------------------
Shareholders' Equity
 June 30, 2004                  (2,888,400)   $(66,221,000) $212,528,000
                              ===========================================

      See accompanying notes to condensed consolidated financial statements

                 Kenneth Cole Productions, Inc. and Subsidiaries
             Condensed Consolidated Statements of Cash Flows
                             (Unaudited)
                                                      Six Months Ended
                                                          June 30,
                                                    2004           2003
Cash flows from operating activities
Net income                                       $ 14,420,000 $ 12,419,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                      3,810,000    3,798,000
 Unrealized loss (gain) on deferred compensation      492,000   (1,913,000)
 Realized gain on sale of property and equipment      (14,000)
 Provision for bad debts                               40,000      204,000
 Tax benefit from exercise of stock options         2,674,000      701,000
 Changes in assets and liabilities:
  (Increase) decrease in due from factors            (784,000)   4,822,000
  Decrease (increase) in accounts receivable          779,000   (2,376,000)
  Increase in inventories                         (10,481,000)  (4,338,000)
  Increase in prepaid expenses & other
   current assets                                  (2,000,000)     (21,000)
  Increase in other assets                         (2,032,000)  (2,493,000)
  Increase in accounts payable                      5,374,000    5,524,000
  Decrease in income taxes payable                 (2,939,000)  (3,488,000)
  Decrease in accrued expenses and other
   current liabilities                             (1,881,000)    (892,000)
  Increase in other non-current liabilities         2,639,000    5,155,000
                                                 ------------ ------------
  Net cash provided by operating activities        10,097,000   17,102,000
Cash flows from investing activities
Acquisition of property and equipment              (4,008,000)  (3,103,000)
Proceeds from sale of property and equipment           68,000
                                                 ------------ ------------
Net cash used in investing activities              (3,940,000)  (3,103,000)

Cash flows from financing activities
Proceeds from exercise of stock options             4,258,000    1,402,000
Proceeds from issuance of common stock from
 Employee Stock Purchase Plan                         114,000      101,000
Dividends paid to shareholders                     (4,802,000)
Purchase of treasury stock                                      (4,526,000)
Principal payments on capital lease obligations                   (113,000)
                                                 ------------ ------------
Net cash used in financing activities                (430,000)  (3,136,000)
Effect of exchange rate changes on cash                (4,000)     (11,000)
                                                 ------------ ------------
Net increase in cash                                5,723,000   10,852,000
Cash, beginning of period                         111,102,000   91,549,000
                                                 ------------ ------------
Cash, end of period                              $116,825,000 $102,401,000
                                                 ============ ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                       $      3,000 $     23,000
  Income taxes                                   $ 11,037,000 $  8,038,000

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

          Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

          The consolidated balance sheet at December 31, 2003, as presented, was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the period ended December 31, 2003.

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

                Pro forma disclosures, as required by Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," are computed as if the Company recorded compensation expense based on the fair value for stock-based awards or grants. The following pro forma information includes the effects of the options discussed above.

                             Three Months Ended     Six Months Ended
                                   June 30,              June 30,
                              2004        2003       2004        2003
Net Income, as reported  $ 7,027,000  $ 6,060,000  $14,420,000 $12,419,000

Deduct: Stock-based
Employee compensation
expense determined under
fair value method, net
of related tax effects       672,000      719,000    1,408,000   1,441,000

                         -----------  -----------  ----------- -----------
Pro forma net income     $ 6,355,000  $ 5,341,000  $13,012,000 $10,978,000
                         ===========  ===========  =========== ===========

Earnings per share:
Basic - as reported       $      .35  $       .31  $       .72 $       .64
Basic - pro forma         $      .32  $       .27  $       .65 $       .56

Diluted - as reported     $      .34  $       .30  $       .70 $       .61
Diluted - pro forma       $      .31  $       .26  $       .63 $       .54


     3.    Earnings Per Share

           The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share":

                             Three Months Ended       Six Months Ended
                            June 30,     June 30,   June 30,     June 30,
                              2004         2003       2004         2003
Weighted average common
 shares outstanding        20,048,000  19,505,000  19,951,000  19,524,000

Effect of dilutive securities:
  Stock options               679,000     740,000     718,000     822,000
                           ----------  ----------  ----------  ----------
Weighted average common
 shares outstanding and
 common share equivalents  20,727,000  20,245,000  20,669,000  20,346,000
                           ==========  ==========  ==========  ==========

     Stock options outstanding at June 30, 2004 and 2003, aggregating 30,000 and 1,307,000, respectively, have not been included in the diluted per share calculations since their effect would be antidilutive.


     4.  Comprehensive Income

       Comprehensive income is comprised of net income, the effect of foreign currency translation and changes in unrealized gains and losses on forward exchange contracts used to hedge merchandise commitments. Comprehensive income amounted to $13,950,000 and $11,950,000 for the six-month periods ended June 30, 2004 and 2003, respectively. Comprehensive income for the three-month periods ended June 30, 2004 and 2003 amounted to $7,164,000 and $5,777,000, respectively.


     5.   Derivative Instruments and Hedging Activities

          In the normal course of business, the Company routinely enters into forward exchange contracts in anticipation of future purchases of inventory denominated in Euros. These forward exchange contracts are used to hedge against the Company's exposure to changes in foreign exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation; therefore, the Company has classified these contracts as cash flow hedges. The Company had outstanding forward exchange contracts of $18,000,000 at June 30, 2004 with maturity dates through October 2004.

     5. Derivative Instruments and Hedging Activities (continued)

       All terms and conditions of the Company's foreign exchange contracts are included in the measurement of the related hedge effectiveness. The critical terms of the foreign exchange contracts are the same as the underlying forecasted transactions; therefore, changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during the six months ended June 30, 2004. At June 30, 2004 the Company's notional $18,000,000 in forward exchange contracts resulted in an unrealized gain of approximately $124,000, net of taxes, which was included as an addition to other comprehensive income in the Company's Condensed Consolidated Statement of Changes in Shareholders' Equity and an increase to inventory, the underlying exposure on the balance sheet. The Company expects to reclassify all of the unrealized gain from other comprehensive income into earnings within the next four month period due to the actual executions of foreign exchange contracts to purchase merchandise and the ultimate sale of that merchandise.

     6.    Segment Information

       The Company has three reportable segments: Wholesale, Consumer Direct and Licensing. The Company's reportable segments are
     business units that offer different  products  and   services  or
     similar products through different channels of distribution. The Wholesale segment designs, sources, and markets a broad range of quality footwear and handbags for wholesale distribution. The Consumer Direct segment markets abroad selection of the Company's branded products, including licensee products for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, catalogs and e-commerce (at website addresses www.kennethcole.com and
     www.reactiononline.com).   The Licensing  segment earns royalties
     on licensee  sales  to  third  parties  of the Company's  branded products and royalties  on  the  purchase  and  sale  to  foreign
     retailers or to  consumers  in foreign  countries.   The  Company
     maintains control over quality and  image and   allows  licensees
     to  sell  primarily  to   channels   of distribution the same as,
     similar to or otherwise consistent with those of the Company's Wholesale segment. The Company evaluates performance and allocates
     Resources  based  on  profit  or  loss  from  each   segment.  The
     Wholesale segment is evaluated on income from operations before income taxes. The Consumer Direct segment is evaluated on profit or loss from operations before unallocated corporate overhead and income taxes. The Licensing segment is evaluated on royalties
     earned  and  pretax  segment profit.    Intersegment sales between
     the Wholesale  and  Consumer Direct   segment  include  a  markup,
     which   is   eliminated    in  consolidation.    Revenues    from
     international customers represent less than two percent of the Company's consolidated revenues.

     6.Segment Information (continued)
     Financial information of the Company's reportable segments is as follows (in thousands):

                                     Three Months Ended
                                        June 30, 2004
                                      Consumer
                           Wholesale   Direct   Licensing   Totals
Revenues from external    58,920     44,800     9,337      113,057
 customers
Intersegment revenues      7,702                             7,702
Segment income (1)(2)      4,307      3,471     7,910       15,688
Segment assets           243,299     49,185     3,169      295,653

                                     Three Months Ended
                                        June 30, 2003
                                      Consumer
                           Wholesale   Direct   Licensing   Totals
Revenues from external    48,609     39,487     8,832       96,928
 customers
Intersegment revenues      6,597                             6,597
Segment income (1)         5,114        (43)    8,350       13,421
Segment assets           206,185     48,002     3,933      258,120

                                      Six Months Ended
                                        June 30, 2004
                                      Consumer
                           Wholesale   Direct   Licensing   Totals
Revenues from external   131,257     85,814     18,363     235,434
 customers
Intersegment revenues     15,890                            15,890
Segment income (1)(2)     12,468      3,820     15,307      31,595

                                      Six Months Ended
                                        June 30, 2003
                                      Consumer
                           Wholesale   Direct   Licensing   Totals
Revenues from external   118,160     72,053     16,839     207,052
 customers
Intersegment revenues     13,842                            13,842
Segment income (1)        15,907     (3,159)    14,344      27,092

(1) Before elimination of intersegment profit, unallocated corporate overhead and income taxes.
(2)  Included in the Wholesale segment during the three-months ended June 30,
2004 were $1.1 million in severance    and other costs to close the Company's
east coast distribution facility and transfer the operations to a third-party service provider.

The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):

                            Three Months Ended      Six Months Ended
                           June 30,     June 30,   June 30,    June 30,
                             2004         2003       2004        2003
Revenues
Revenues for external
 customers                    $113,057  $ 96,928   $235,434  $207,052
Intersegment revenues            7,702     6,597     15,890    13,842
Elimination  of
intersegment revenues           (7,702)   (6,597)   (15,890)  (13,842)
                              --------  --------   --------  --------
 Total consolidated revenues  $113,057  $ 96,928   $235,434  $207,052
                              ========  ========   ========  ========
Income
Total profit for
 reportable segments          $ 15,688  $ 13,421   $ 31,595  $ 27,092
Elimination of intersegment
 profit and unallocated
 corporate overhead             (4,354)   (3,802)    (8,336)   (7,380)
                              --------  --------   --------  --------
  Total income before
   income taxes               $ 11,334  $  9,619   $ 23,259  $ 19,712
                              ========  ========   ========  ========
Assets
Total assets for
reportable segments           $295,653  $258,120
Elimination of intersegment
 inventory profit               (2,441)   (1,913)
                              --------  --------
 Total consolidated assets    $293,212  $256,207
                              ========  ========


7.Common Stock Repurchase

             The  Board  of  Directors of the Company has  authorized
management to repurchase, from time to time, up to an aggregate 4,250,000 shares of the Company's Class A Common Stock. During the six months ended June 30, 2004, no shares were repurchased in the open market leaving the available shares authorized for repurchase at 1,361,000. The repurchased shares have been recorded as Treasury Stock.

8.Licensing Agreement

      On May 1, 2003, the Company entered into an exclusive license agreement with Candies, Inc. and its trademark holding company, IP Holdings, LLC, ("Candies") to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women's, men's and children's footwear. The Chief Executive Officer and Chairman of Candies is the brother of the Company's Chief Executive Officer and Chairman. The initial term of the agreement is through December 31, 2007, with options to renew through December 31, 2016 based upon the Company reaching certain sales thresholds. During these periods, the Company is obligated to pay Candies a percentage of net sales based upon the terms of the agreement. The Company recorded approximately $238,000 and $566,000 in royalty and advertising expense to Candies for the three and six months ended June 30, 2004, respectively. The Company recorded approximately $50,000 in royalty and advertising expense to Candies for the three months ended June 30, 2003.
9.New York Office Building Purchase

      The Company entered into an agreement on April 21, 2004 to purchase the office building that it is currently leasing for its New York City worldwide headquarters for approximately $24 million. The closing date must occur within twenty-three months, the specific timing to be determined by the parties, based on the ability of the current landlord to satisfy certain terms and conditions of the agreement.

10.Severance

      In conjunction with the Company's decision to close its east coast distribution center and transfer the operation to a third-party service provider, the Company entered into a shutdown agreement during April 2004, with a local affiliate of the International Leather Goods, Plastics, Handbags and Novelty Workers Union, Local I Division of Local 342-50 United Food and Commercial Workers Union, which provided for, among other things, severance payments for employees covered by the expiring collective bargaining agreement. In connection with this transition, the Company incurred approximately $1.1 million in aggregate costs, including severance from the aforementioned agreement, the write-off of unamortized leasehold improvements and moving costs during the three months ended June 30, 2004. These costs were expensed as incurred in accordance with SFA's No. 146 "Accounting for Costs Associated with Exit or Disposal Activity" within the selling, general and administrative expenses caption on the face of the condensed consolidated statement of income.



11.Reclassifications

  Certain   amounts   included  in  the  Company's   2003   financial
statements  have been reclassified to conform to the  June  30,  2004 presentation.

12.Other

     The Company, from time to time, is a party to litigation that arises in the normal course of its business operations. The Company presently is not a party to any such litigation that would have a material adverse effect on its business operations.

13.Subsequent Event

     On July 27, 2004, the Board of Directors of the Company declared a quarterly cash dividend of $.14 per share payable on September 15, 2004, to shareholders of record at the close of business on August 24, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

     The statements contained in this report which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding the Company's anticipated results or level of business for 2004 or any other future period, may be deemed to constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including,  but  not  limited  to, demand  and  competition  for  the
Company's products, the ability to enter into new licensee agreements, to maintain and renew existing licensing agreements and to open new stores, dependence on certain large customers and changes in the Company's relationships with vendors and other resources. The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

Update on Critical Accounting Policies

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of a summary of the Company's significant accounting policies, see Note A to the Company's consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Overview

      Kenneth Cole Productions, Inc., designs, sources and markets a broad range of fashion footwear and handbags, and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Reaction Kenneth Cole and Unlisted brand names. During 2003, the Company added the Bongo trademark brand for footwear through a license agreement. In addition, the Company designs and sources footwear and handbags for its customers under its customer's own trademarks. The Company's products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole.

      The Company markets its products to more than 7,500 department and specialty store locations, as well as through its Consumer Direct business, which includes an expanding base of retail and outlet stores, consumer catalogs and interactive websites, including online e-commerce.

      The popularity of the Kenneth Cole brand names among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements and offers through these agreement a lifestyle collection of men's product categories including tailored clothing, dress shirts, dress pants, sportswear, neckwear, briefcases, portfolios, jewelry, fragrance, belts, leather and fabric outerwear, sunglasses, optical eyewear, watches, luggage, hosiery and small leather goods. Women's product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, optical eyewear, watches, jewelry, fragrance, swimwear, and luggage. In addition, the Company licenses children's apparel under the Reaction Kenneth Cole brand.

      The Company recorded revenues of $113.1 million for the three months ended June 30, 2004, a 16.6% increase over the comparable period in the prior year and earnings per fully diluted share grew 13.3% to $0.34 from $0.30 in the year-ago quarter. The Company also recorded revenues of $235.4 million for the six months ended June 30, 2004, a 13.7% increase over the comparable period in the prior year and earnings per share grew 14.3% to $0.70 from $0.61 in the prior comparable year. The Company's Balance Sheet reflected $116.8 million in cash and no debt as of June 30, 2004. The Company continues to focus on designing and delivering excellent and timely products, creating efficient and compelling retail environments, and continuing close partnerships with its licensees to ensure brand quality and distribution integrity. Additionally, the Company continues to concentrate on cost reduction strategies and inventory control.



Results of Operations

     The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenues for the three and six months ended June 30, 2004 and June 30, 2003.

                       Three Months Ended              Six Months Ended
                             June 30,                      June 30,
                      2004            2003           2004            2003
Net sales       $103,720  91.7% $ 88,096  90.9% $217,071  92.2% $190,213  91.9%
Royalty revenue    9,337   8.3     8,832   9.1    18,363   7.8    16,839   8.1
                -------- ------ -------- ------ -------- ------ -------- ------
Net revenues     113,057 100.0    96,928 100.0   235,434 100.0   207,052 100.0
Gross profit(1)   51,374  45.4    43,991  45.4   103,842  44.1    91,573  44.2

Selling, general
 & administrative
 expenses         40,382  35.7    34,622  35.7    81,174  34.5    72,353  34.9
                -------- ------ -------- ------ -------- ------ -------- ------
Operating income  10,992   9.7     9,369   9.7    22,668   9.6    19,220   9.3

Interest
 income, net         342   0.3       250   0.3       591   0.3       492   0.2
                -------- ------ -------- ------ -------- ------ -------- ------
Income before
 income taxes     11,334  10.0     9,619  10.0    23,259   9.9    19,712   9.5
Income tax expense 4,307   3.8     3,559   3.7     8,839   3.8     7,293   3.5
                -------- ------ -------- ------ -------- ------ -------- ------
Net income         7,027   6.2     6,060   6.3    14,420   6.1    12,419   6.0
                ======== ====== ======== ====== ======== ====== ======== ======

(1) Gross Profit may not be comparable to other entities, since some entities include the costs related to their distribution network in cost of goods sold and others entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.


Three Months Ended June 30, 2004 Compared to Three Months Ended  June
30, 2003

REVENUES: Consolidated net revenues increased $16.1 million, or 16.6%, to $113.1 million for the three months ended June 30, 2004 from $96.9 million for the three months ended June 30, 2003. The increase in revenues spanned all of the Company's segments:
Wholesale, Consumer Direct, and Licensing as further described below in the sections entitled "Net Sales" and "Licensing Revenue".

NET SALES: Wholesale net sales (excluding sales to the Company's Consumer Direct business segment) increased $10.3 million, or 21.2% for the three months ended June 30, 2004 to $58.9 million from $48.6 million for the three months ended June 30, 2003. This increase is primarily attributable to an increase in sales of the Company's women's footwear businesses of approximately 35.5% across all brands and its' handbag businesses. The Company believes the increase is attributable to strengthening sell-thrus at retail from enhanced customer acceptance of product design and successful merchandising initiatives coming to fruition in the handbag business.

Net sales in the Company's Consumer Direct segment increased $5.3 million, or 13.5%, to $44.8 million for the three months ended June 30, 2004 from $39.5 million for the three months ended June 30, 2003. The increase in net sales is due primarily to an increase in comparable store sales of 6.4% or $2.4 million, as well as, $2.9 million in sales from new stores opened in 2004 and that portion of 2004 sales for stores not open for all of 2003. The Company believes this increase is due in part to the economic recovery generally seen throughout the retail and apparel industry, the Company's increasing use of "test and react" programs and direct merchandising initiatives at its outlets.

LICENSING REVENUE: Royalty revenue increased 5.7% to $9.3 million for the three months ended June 30, 2004 from $8.8 million for the three months ended June 30, 2003. This growth in licensing revenues was driven by new licensees such as swimwear, and men's casual pants, and an increase from women's sportswear. On a comparable basis, the increase as a percentage of revenue was reduced by a one-time payment related to the transfer of the Company's fragrance license during the three-months ended June 30, 2003.

GROSS PROFIT: Consolidated gross profit, as a percentage of net revenues, remained consistent at 45.4% for the three months ended June 30, 2004 and 2003, respectively. Margins remained comparable on a consolidated basis as a result of decreased gross margin in the Wholesale segment offset by increased margin on Consumer Direct segment sales. The Company believes the strong gross profit from its Consumer Direct segment resulted from direct merchandise initiatives at the outlet stores and continued focus on wear-now products that limit vulnerability of the mix of products without compromising fashion and excitement. The decrease in Wholesale margin is a result of lower initial mark-ups on products sourced in Europe due to the rise in the Euro against the U.S. dollar and the mix of the segment's business. Changes in the mix of the Company's revenues from its Wholesale, Consumer Direct, and Licensing segments also affected consolidated gross margins. The Wholesale segment, which operates at a lower gross profit level than the Consumer Direct segment, as a percentage of net revenue increased to 52.1% for the three-months ended June 30, 2004 from 50.1% for the three-months ended June 30,
2003, while the Consumer Direct segment as a percentage of net revenue decreased to 39.6% for the three-months ended June 30, 2004 from 40.7% for the three-months ended June 30, 2003. Furthermore, Licensing segment revenues, which carry a nominal cost of goods sold, decreased as a percentage of net revenue to 8.3% for the three-months ended June 30, 2004 from 9.1% for the three-months ended June 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including shipping and warehousing, increased 16.6% to $40.4 million (or 35.7% of net revenues) for the three months ended June 30, 2004 from $34.6 million (or 35.7% of net revenues) for the three months ended June 30, 2003. Expenses, as a percentage of net revenues, remained comparable as a result of efficiencies created by revenue growth offset by the one-time costs associated with closing and transition of the Company's east coast distribution center to a third-party service provider of approximately $1.1 million.

INTEREST AND OTHER INCOME: Interest and other income increased to $342,000 for the three months ended June 30, 2004 from $250,000 for the three months ended June 30, 2003. The increase is due to higher average cash balances and an improved rate of return on the Company's investments.

INCOME TAXES: The Company's effective tax rate has increased to 38.0% for the three months ended June 30, 2004 from 37.0% for the three-months ended June 30, 2003 as a result of changes in tax laws from state and local jurisdictions to which the Company's earnings are subject.

NET INCOME: As a result of the foregoing, net income increased 16.0% for the three months ended June 30, 2004 to $7.0 million (6.2% of net revenues) from $6.1 million (6.3% of net revenues) for the three months ended June 30, 2003.

Six months Ended June 30, 2004 Compared to Six Months Ended June 30,
2003

REVENUES: Consolidated net revenues increased 13.7% to $235.4 million for the six months ended June 30, 2004 from $207.1 million for the six months ended June 30, 2003. This increase is attributable primarily to the factors described below in the sections entitled "Net Sales" and "Licensing Revenue."

NET SALES: Wholesale net sales (excluding sales to the Company's Consumer Direct business segment) increased $13.1 million or 11.1% for the six months ended June 30, 2004 to $131.3 million from $118.2
million for the six months ended June 30, 2003.   The increase is due
primarily  to  increased  sales from the Company's  women's  footwear
business  of approximately 18.5% and in its handbag businesses.   The
Company sells its products under several trademarks at varying  price
ranges   to   multiple  demographics  through  several   distribution
channels. The Company believes this mix and the strengthening of sell-thrus at retail from customer acceptance has improved the Company's Wholesale net sales.

Net sales in the Company's Consumer Direct segment increased $13.8 million or 19.1% to $85.8 million for the six months ended June 30, 2004 compared to $72.1 million for the six months ended June 30, 2003. The increase in net sales is due to an increase in comparable store sales of 11.7% or $8.0 million, as well as $5.0 million in sales from new stores opened in 2004 and that portion of 2004 sales for stores not open for all of 2003. The remaining sales of $0.8 million were primarily from sales of the Company's Corporate Gift Program operations. The Company believes the increase in net sales in the Consumer Direct segment is due in part to the economic strengthening generally seen throughout the retail and apparel industry, direct merchandising initiatives at its outlets and the increasing use of "test and react" programs.

LICENSING REVENUE: Royalty revenue increased 9.1% to $18.4 million for the six months ended June 30, 2004 from $16.8 million for the six months ended June 30, 2003. This increase is attributable primarily to the incremental minimum royalties from the Company's existing licensees, most significantly women's apparel, as well as new revenues from the Company's casual pants licensee.

GROSS PROFIT: Consolidated gross profit as a percentage of net revenues decreased to 44.1% for the six months ended June 30, 2004 from 44.2% for the six months ended June 30, 2003. Higher margins in the Consumer Direct segment and an increase in the percentage of revenue contributed by the Consumer Direct segment were offset by decreased margin within the Wholesale segment. Consumer Direct segment margins increased from merchandising initiatives at its outlet stores and new assortments focusing on wear-now products that limit vulnerability of the mix of products without compromising fashion and excitement. The Wholesale segment as a percentage of net revenues decreased to 55.8% for the six months ended June 30, 2004 from 57.1% for the six months ended June 30, 2003, while the Consumer Direct segment which operates at a higher gross profit percentage increased as a percentage of net revenues to 36.4% for the six months ended June 30, 2004 from 34.8% for the six months ended June 30, 2003. In the Wholesale segment the continued weak US dollar compared to the Euro reduced initial mark-ups, and the sales mix shifted toward lower margin products. The Company believes it has taken appropriate measures to address these issues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including shipping and warehousing, increased 12.2% to $81.2 million (or 34.5% of net revenues) for the six months ended June 30, 2004 from the $72.4 million (or 34.9% of net revenues) for the six months ended June 30, 2003. The decrease as a percentage of revenues is attributable to the Company's leverage on increased sales, particularly in the Consumer Direct segment, and to cost control strategies in marketing, payroll, and operations. These improvements were offset by approximately $1.1 million of one-time costs associated with closing and transition of the Company's east coast distribution facility to a third-party service provider.

INTEREST AND OTHER INCOME: Interest and other income increased to $591,000 for the six months ended June 30, 2004 from approximately $492,000 for the six months ended June 30, 2003. The increase is the result of higher average cash balances and higher rates of return on investments.

INCOME TAXES: The Company's effective tax rate increased to 38.0% for the six-month period ended June 30, 2004 from 37.0% in the six-month period ended June 30, 2003 as a result of changes in tax laws from state and local jurisdictions to which the Company's earnings are subject.

NET INCOME: As a result of the foregoing, net income increased 16.1% for the six months ended June 30, 2004 to $14.4 million (6.1% of net revenues) from $12.4 million (6.0% of net revenues) for the six months ended June 30, 2003.



Liquidity and Capital Resources

     The Company uses cash from operations as the primary source of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances. At June 30, 2004 and December 31, 2003 working capital was $171.3 million and $154.2 million, respectively.

     Cash provided by operating activities was $10.1 million for the six months ended June 30, 2004, compared to $17.1 million provided by operating activities for the six months ended June 30, 2003. The decrease in cash flow from operations is primarily attributable to an increase in inventory and the timing of payables and receivables offset by an increase in net income.

     Net cash used in investing activities increased $0.8 million for the six months ended June 30, 2004 from $3.1 million for the six months ended June 30, 2003 to $3.9 million for the six months ended June 30, 2004. Investing activities for the six months ended June 30, 2004 and 2003 were primarily for capital expenditures. Capital expenditures for new retail store openings and expansions were approximately $2.2 million and $1.4 million for the six months ended June 30, 2004 and June 30, 2003, respectively. The remaining expenditures were used primarily for information technology and office build-out and renovations.

     Net cash used in financing activities was $0.4 million for the six months ended June 30, 2004 compared to the $3.1 million used in financing activities for the six months ended June 30, 2003. During the three-months ended June 30, 2004, the Company declared and paid a quarterly cash dividend of approximately $4.8 million to common stock shareholders, which were offset by proceeds from the exercise of stock options of $4.3 million. During the six-months ended June 30, 2003, the Company used approximately $4.5 million to repurchase shares of Class A Common Stock under its buy-back program, offset by $1.4 million in proceeds from the exercise of stock options.

The Company's material obligations under contractual agreements, including commitments for future payments under operating lease agreements and contractual agreements as of June 30, 2004 are summarized as follows:

                                 Payments Due by Period
                  1 year or      2-3         4-5      After 5
                    less        years       years       years        Total
Operating leases
and other contractual
obligations      $25,695,000 $74,921,000 $45,481,000 $92,399,000 $238,496,000
                 ----------- ----------- ----------- ----------- ------------
Total contractual
 obligations     $25,695,000 $74,921,000 $45,481,000 $92,399,000 $238,496,000
                 =========== =========== =========== =========== ============

     The Company entered into an agreement in April 2004 to purchase the office building that it currently leases for its New York City worldwide headquarters for approximately $24 million. The closing date will occur within twenty-three months based on the ability of the current landlord to satisfy certain terms and conditions of the agreement. This amount has been included in the tabular form of commitments denoted above.

     The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25.0 million to finance working capital requirements. The Company has no outstanding advances under this line of credit; however, amounts available under the line of credit were reduced by $6.5 million in standby letters of credit and $1.6 million in open letters of credit to $16.9 million at June 30, 2004.

     The Company believes that it will be able to satisfy its cash requirements for the next year, including requirements for its retail expansion, office build-out, and renovations and/or office purchase, dividend payments and enhancements to its information systems, primarily with cash flow from operations and current cash levels.

           The foregoing commentary should be considered to fall within the coverage of the "Safe Harbor Statement" under the Private Securities Litigation reform Act of 1995 included in this report.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not believe it has a material exposure to market risk. The Company is primarily exposed to currency exchange-rate risks with respect to its inventory transactions denominated in Euros. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing foreign exchange forward contracts to hedge its cost on future purchases. The Company does not enter into foreign currency transactions for speculative purposes. At June 30, 2004, the Company had foreign exchange contracts totaling $18.0 million in notional value with an unrealized gain of $124,000, net of taxes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels; a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's year-to-date and projected 2004 and actual 2003 net income.


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




Part II - OTHER INFORMATION

Item 1. Legal Proceedings.   None

Item 2.Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities. None

Item 3. Defaults Upon Senior Securities. None

Item 4.Submission of Matters to a Vote of Security Holders.

     (a) Kenneth Cole Productions, Inc. Annual Meeting of
Shareholders was
          held on May 27, 2004.

       (b)Election of Directors - All nominees were elected through proxies solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement, and each of the nominees were elected to hold office until the next Annual Meeting of Shareholders.

     (c) Matters voted on at the Annual Meeting of Shareholders included, (i) the election of directors, (ii) the r atification of the selection of the independent public accountants for the 2004 fiscal year, (iii) the ratification of the Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan and (iv) the ratification of the Kenneth Cole Productions, Inc. 2004 Bonus Plan.

     The results of the election of directors were as follows:

                          FOR     AGAINST/ABSTAIN   BROKER NON-VOTE

     Paul Blum          87,317,876   3,910,901            0
     Kenneth D. Cole    87,346,692   3,882,085            0
     Robert C. Grayson   9,245,061     528,746            0
     Denis F. Kelly      9,255,391     518,416            0
     Stanley A. Mayer   87,317,876   3,910,901            0
     Philip B. Miller   90,706,045     522,732            0

     Holders of 11,789,828 shares of Class A Common Stock, and 8,145,497 shares of Class B Common Stock, constituting approximately 98.0% of the shares entitled to vote, were present in person or by proxy at the Annual Meeting of Shareholders. Each record holder of Class A Common Stock is entitled to one vote per share, and each record holder of Class B Common Stock is entitled to 10 votes per share. Holders of Class A Common Stock voted separately to elect Robert C. Grayson and Denis Kelly.




With regard to the ratification of the appointment of Ernst & Young LLP as the Company's independent certified public accountants, the results were as follows:

                FOR        AGAINST       ABSTAIN   BROKER NON-VOTE
            91,144,331      69,969        14,477          0


With regard to the ratification of the Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan, the results were as follows:

               FOR         AGAINST       ABSTAIN   BROKER NON-VOTE
            82,505,486    6,961,041       17,732       1,744,518

With regard to the ratification of the Kenneth Cole Productions, Inc. 2004 Stock Bonus Plan, the results were as follows:

               FOR         AGAINST       ABSTAIN   BROKER NON-VOTE
            89,076,189      389,534       18,536       1,744,518

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

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-
          Chief Executive Officer

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-
          Chief Financial Officer

          32.1 Certification: Pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

          32.2 Certification: Pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer


     (b) Reports on Form 8-K:

          (i)  The Company filed a report on For 8-K on April 28,
          2004 in conjunction with the announcement of the Company's results for the quarter ended March 31, 2004.

          (ii) The Company filed a report on Form 8-K on June 24, 2004 announcing the Company's planned role change of Stan Mayer and announcing David Edelman as the Company's new
          Chief Financial Officer.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kenneth Cole Productions, Inc.
                                   Registrant




August 5, 2004                     /s/ DAVID P. EDELMAN
                                   David P. Edelman
                                   Chief Financial Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

i. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

ii .Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

iii. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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




                                    By:  /s/ KENNETH D. COLE
                                    --------------------------

                                    Kenneth D. Cole
                                    Chief Executive Officer



Date:  August 5, 2004

                                                         Exhibit 31.2

              CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David P. Edelman, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

i. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

ii. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

iii. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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




                                    By:  /s/ DAVID P. EDELMAN
                                    --------------------------

                                    David P. Edelman
                                    Chief Financial Officer



Date:  August 5, 2004

                                                         Exhibit 32.1
                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth D. Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
           (1)  The  Report  fully complies with the requirements  of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ KENNETH D. COLE
-------------------
Kenneth D. Cole
Chairman and Chief Executive Officer
Kenneth Cole Productions, Inc.
August 5, 2004
                                                         Exhibit 32.2
                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David P. Edelman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
           (1)  The  Report  fully complies with the requirements  of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DAVID P. EDELMAN
--------------------
David P. Edelman
Chief Financial Officer
Kenneth Cole Productions, Inc.
August 5, 2004