Form 10-Q
period 2004-09-30
COLE KENNETH PRODUCTIONS INC
filed 2004-11-09
CIK 921691

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              Form 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2004


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
Yes (X)  No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                November 4, 2004
Class A Common Stock ($.01 par value)            12,127,333
Class B Common Stock ($.01 par value)             8,055,497

                   Kenneth Cole Productions, Inc.
                            Index to 10-Q


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

   Condensed  Consolidated  Balance Sheets  as  of  September  30, 2004
   and December 31, 2003..................................................... 3

   Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2004 and 2003................................. 5

   Condensed Consolidated Statement of Changes in Shareholders' Equity for the
   nine month period ended September 30, 2004................................ 6

   Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2004 and 2003......................................... 7

   Notes to Condensed Consolidated Financial Statements...................... 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations........................................................17

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........24

Item 4. Controls and Procedures..............................................24

Part II. OTHER INFORMATION

Item 1.Legal Proceedings.....................................................25

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds...........25

Item 3.Defaults Upon Senior Securities.......................................25

Item 4.Submission of Matters to a Vote of Security Holders...................25

Item 5.Other Information.....................................................25

Item 6.Exhibits..............................................................25

Signatures...................................................................26

Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements

           Kenneth Cole Productions, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets
                             (Unaudited)
                                              September 30,  December 31,
                                                  2004          2003
Assets
Current assets:
Cash                                          $101,650,000  $111,102,000
Due from factors                                50,208,000    31,487,000
Accounts receivable, net                        13,378,000    11,254,000
Inventories, net                                58,426,000    44,851,000
Prepaid expenses and other current assets        1,666,000     1,343,000
Deferred taxes                                   2,478,000     2,063,000
                                              ------------  ------------
Total current assets                           227,806,000   202,100,000

Property and equipment, net                     37,531,000    36,755,000


Other assets:
 Deposits and deferred taxes                    16,584,000    16,603,000
 Deferred compensation plan assets              20,424,000    18,383,000
                                              ------------  ------------
Total other assets                              37,008,000    34,986,000
                                              ------------  ------------
Total assets                                  $302,345,000  $273,841,000
                                              ============  ============

  See accompanying notes to condensed consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries
          Condensed Consolidated Balance Sheets (continued)
                             (Unaudited)
                                              September 30,  December 31,
                                                  2004          2003
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                              $ 32,821,000  $ 33,847,000
Accrued expenses and other current liabilities  10,650,000    11,153,000
Income taxes payable                             3,206,000     2,939,000
                                              ------------  ------------
Total current liabilities                       46,677,000    47,939,000

Deferred compensation                           20,424,000    18,383,000
Other long-term liabilities                     12,525,000    11,185,000

Commitments and contingencies

Shareholders' equity:
  Series A Convertible Preferred Stock par
   value $1.00, per share, 1,000,000 shares
   authorized, none outstanding
  Class A Common Stock, par value $.01, per
   share, 20,000,000 shares authorized, and
   14,990,481 and 14,534,791 issued in 2004
   and 2003, respectively                          150,000       145,000
  Class B Common Stock, par value  $.01, per
   share, 9,000,000 shares authorized,
   8,078,497 and 8,168,497 outstanding as of
   September 30, 2004 and 2003, respectively        81,000        82,000
  Additional paid-in capital                    77,618,000    69,992,000
  Accumulated other comprehensive income           554,000       751,000
  Retained earnings                            210,537,000   191,585,000
                                              ------------  ------------
                                               288,940,000   262,555,000
  Class A Common Stock in treasury, at cost,
   2,888,400 shares in 2004 and 2003           (66,221,000)  (66,221,000)
                                              ------------  ------------
Total Shareholders' Equity                     222,719,000   196,334,000
                                              ------------  ------------
Total Liabilities and Shareholders' Equity    $302,345,000  $273,841,000
                                              ============  ============

  See accompanying notes to condensed consolidated financial statements.

           Kenneth Cole Productions, Inc. and Subsidiaries
             Condensed Consolidated Statements of Income
                            (Unaudited)
                         Three Months Ended             Nine Months Ended
                            September 30,                 September 30,
                         2004          2003            2004            2003
Net sales             $132,929,000 $121,179,000   $350,000,000 $311,392,000
Royalty revenue         11,784,000   10,887,000     30,147,000   27,726,000
                      ------------ ------------   ------------ ------------
Net revenues           144,713,000  132,066,000    380,147,000  339,118,000
Cost of goods sold      81,089,000   74,442,000    212,681,000  189,921,000
                      ------------ ------------   ------------ ------------
Gross profit            63,624,000   57,624,000    167,466,000  149,197,000

Selling, general and
 administrative
 expenses               44,344,000   41,855,000    125,518,000  114,208,000
                      ------------ ------------   ------------ ------------
Operating income        19,280,000   15,769,000     41,948,000   34,989,000
Interest and other
 income, net               330,000      158,000        921,000      650,000
                      ------------ ------------   ------------ ------------
Income before provision
 for income taxes       19,610,000   15,927,000     42,869,000   35,639,000
Provision for
 income taxes            7,452,000    5,893,000     16,291,000   13,186,000
                      ------------ ------------   ------------ ------------
Net income            $ 12,158,000 $ 10,034,000   $ 26,578,000 $ 22,453,000
                      ============ ============   ============ ============
Earnings per share:
  Basic               $        .60 $        .51   $       1.33 $       1.15
  Diluted             $        .59 $        .49   $       1.29 $       1.10

Dividends declared
 per share            $        .14 $       .075   $        .38 $       .075


Shares used to compute
 earnings per share:

  Basic                 20,170,000   19,627,000     20,024,000   19,558,000
  Diluted               20,693,000   20,475,000     20,677,000   20,389,000

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

Net income

Translation adjustment
 foreign currency, net of
  taxes of $126,000
 change in forward
  contracts, net of
  taxes of $(246,000)

Comprehensive income

Exercise of stock options,
 and related tax benefit
 of $2,781,000                 358,734      4,000

Issuance of Class A
 Common Stock for ESPP           6,956

Dividends paid on Common
 Stock Class A and B

Conversion of Class B
 shares to Class A shares
 of Common Stock                90,000      1,000      (90,000)    (1,000)
                           -----------------------------------------------
Shareholders' Equity
 September 30, 2004         14,990,481  $ 150,000    8,078,497   $ 81,000
                           ===============================================

                                                Accumulated
                                  Additional       Other
                                   Paid-in     Comprehensive   Retained
                                   Capital        Income       Earnings
Shareholders' equity
 January 1, 2004                $ 69,992,000  $ 751,000     $191,585,000

Net income                                                    26,578,000

Translation adjustment
 foreign currency, net of
  taxes of $126,000                             205,000
 change in forward
  contracts, net of
  taxes of $(246,000)                          (402,000)

Comprehensive income

Exercise of stock options,
 and related tax benefit
 of $2,781,000                     7,452,000

Issuance of Class A
 Common Stock for ESPP               174,000

Dividends paid on Common
 Stock Class A and B                                          (7,626,000)

Conversion of Class B
 shares to Class A shares
 of Common Stock
                              --------------------------------------------
Shareholders' Equity
 September 30, 2004             $ 77,618,000  $ 554,000     $210,537,000
                              ============================================

                                       Treasury Stock
                                   Number of
                                    Shares        Amount        Total
Shareholders' equity
 January 1, 2004                (2,888,400)   $(66,221,000) $196,334,000

Net income                                                    26,578,000

Translation adjustment
 foreign currency, net of
  taxes of $126,000                                              205,000
 change in forward
  contracts, net of
  taxes of $(246,000)                                           (402,000)
                                                            ------------
Comprehensive income                                          26,381,000

Exercise of stock options,
 and related tax benefit
 of $2,781,000                                                 7,456,000

Issuance of Class A
 Common Stock for ESPP                                           174,000

Dividends paid on Common
 Stock Class A and B                                          (7,626,000)

Conversion of Class B
 shares to Class A shares
 of Common Stock
                              -------------------------------------------
Shareholders' Equity
 September 30, 2004             (2,888,400)   $(66,221,000) $222,719,000
                              ===========================================

      See accompanying notes to condensed consolidated financial statements

                 Kenneth Cole Productions, Inc. and Subsidiaries
             Condensed Consolidated Statements of Cash Flows
                             (Unaudited)
                                                     Nine Months Ended
                                                        September 30,
                                                     2004          2003
Cash flows from operating activities
Net income                                       $ 26,578,000  $ 22,453,000
Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation and amortization                       5,766,000     5,795,000
Unrealized loss (gain) on deferred compensation     1,421,000    (2,115,000)
Realized gain on sale of property and equipment       (14,000)
Provision for bad debts                                79,000       214,000
Tax benefit from exercise of stock options          2,781,000     1,567,000
Benefit for deferred taxes                           (561,000)
Changes in assets and liabilities:
Increase in due from factors                      (18,721,000)  (15,658,000)
Increase in accounts receivable                    (2,203,000)   (5,333,000)
Increase in inventories                           (13,977,000)  (10,922,000)
Increase in prepaid expenses & other current assets  (323,000)     (713,000)
Increase in other assets                           (3,297,000)   (3,289,000)
(Decrease) increase in accounts payable            (1,026,000)    6,084,000
Increase (decrease) in income taxes payable           267,000    (3,728,000)
Decrease in accrued expenses and other
   current liabilities                               (297,000)   (3,893,000)
Increase in other long-term liabilities             3,381,000     6,478,000
                                                 ------------  ------------
Net cash used in operating activities                (146,000)   (3,060,000)
Cash flows from investing activities
Acquisition of property and equipment              (6,596,000)   (6,693,000)
Proceeds from sale of property and equipment           68,000
                                                 ------------  ------------
Net cash used in investing activities              (6,528,000)   (6,693,000)

Cash flows from financing activities
Proceeds from exercise of stock options             4,675,000     2,340,000
Proceeds from issuance of common stock from
  Employee Stock Purchase Plan                        174,000       151,000
Dividends paid to shareholders                     (7,626,000)   (1,476,000)
Purchase of treasury stock                                       (4,526,000)
Principal payments on capital lease obligations                    (171,000)
                                                 ------------  ------------
Net cash used in financing activities              (2,777,000)   (3,682,000)

Effect of exchange rate changes on cash                (1,000)      (12,000)
                                                 ------------  ------------
Net decrease in cash                               (9,452,000)  (13,447,000)
Cash, beginning of period                         111,102,000    91,549,000
                                                 ------------  ------------
Cash, end of period                              $101,650,000  $ 78,102,000
                                                 ============  ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                       $     12,000  $     31,000
  Income taxes, net                              $ 13,805,000  $ 14,989,000

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

          Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                 2004         2003         2004         2003
    Net Income, as reported  $12,158,000 $10,034,000    $26,578,000 $22,453,000

    Deduct: Stock-based
    Employee compensation
    expense  determined
    under   fair  value
    method,   net    of
    related tax effects          989,000     678,000      2,397,000   2,119,000
                             ----------- -----------    ----------- -----------
    Pro forma net income     $11,169,000 $ 9,356,000    $24,181,000 $20,334,000

    Earnings per share:

    Basic - as reported          $   .60      $  .51         $ 1.33      $ 1.15
    Basic - pro forma            $   .55      $  .48         $ 1.21      $ 1.04

    Diluted - as reported        $   .59      $  .49         $ 1.29      $ 1.10
    Diluted - pro forma          $   .54      $  .46         $ 1.17      $ 1.00

     3.    Earnings Per Share

     The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is calculated by dividing net income by weighted average common shares outstanding. Diluted earnings per share is calculated similary, except that it includes the dilutive effect of the assumed exercise of securities under the Company's stock incentive plans.

           The following is an analysis of the differences between basic and diluted earnings per common share:

                            Three Months Ended     Nine Months Ended
                           September September    September  September
                           30, 2004  30, 2003     30, 2004   30, 2003
Weighted average common
 shares outstanding        20,170,000 19,627,000  20,024,000 19,558,000

Effect of dilutive securities:
 Stock options                523,000    848,000     653,000    831,000
Weighted average common
 shares outstanding and    ---------- ----------  ---------- ----------
 common share equivalents  20,693,000 20,475,000  20,677,000 20,389,000
                           ========== ==========  ========== ==========

     Stock options outstanding as of September 30, 2004 and 2003, aggregating 797,000 and 431,000, respectively, have not been included in the diluted per share calculations since their effect would be antidilutive.

     4.  Comprehensive Income

       Comprehensive income is comprised of net income, the effect of foreign currency translation and changes in unrealized gains and losses on forward exchange contracts used to hedge merchandise commitments. Comprehensive income for the three-month periods ended September 30, 2004 and 2003 amounted to $12,431,000 and $10,405,000, respectively. Comprehensive income amounted to $26,381,000 and $22,355,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.

     5.   Derivative Instruments and Hedging Activities

       In the normal course of business, the Company routinely enters into forward contracts in anticipation of future purchases of inventory denominated in Euros. These forward contracts are used to hedge against the Company's exposure to changes in foreign exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation therefore, the Company has classified these contracts as cash flow hedges in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedge Activities." The Company had outstanding forward contracts of $9,000,000 at September 30, 2004 with maturity dates through December 2004.

       All terms and conditions of the Company's forward contracts are included in the measurement of the related hedge effectiveness. The critical terms of the forward contracts are the same as the underlying forecasted transactions. As a result, changes in the fair value of the contracts are highly effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during the nine months ended September 30, 2004. At September 30, 2004 the Company's notional $9,000,000 in forward exchange contracts resulted in an unrealized gain of approximately $204,000, net of taxes, which was included as an addition to other comprehensive income in the Company's Condensed Consolidated Statement of Changes in Shareholders' Equity and an increase to inventory, the underlying exposure on the balance sheet. The Company expects to reclassify all of the unrealized gain from other comprehensive income into earnings within the next three month period due to the actual executions of foreign exchange contracts to purchase merchandise and the ultimate sale of that merchandise.

     6.    Segment Information

       The Company has three reportable segments: Wholesale, Consumer Direct and Licensing. The Company's reportable segments are business units that offer different products and services or similar products through different channels of distribution. The Wholesale segment designs, sources, and markets a broad range of quality footwear and handbags for wholesale distribution. The Consumer Direct segment markets abroad selection of the Company's branded products, including licensee products for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, catalogs and e-commerce (at website addresses www.kennethcole.com and www.reactiononline.com). The Licensing segment earns royalties on licensee sales to third parties of the Company's branded products and royalties on the purchase and sale to foreign retailers or to consumers in foreign countries. The Company maintains control over quality and image and allows licensees to sell primarily to channels of distribution the same as, similar to or otherwise consistent with those of the Company's Wholesale segment. The Company evaluates performance and allocates resources based on profit or loss before income taxes from each segment. The Wholesale segment is evaluated on income from operations before income taxes. The Consumer Direct segment is evaluated on profit or loss from operations before unallocated corporate overhead and income taxes. The Licensing segment is evaluated on royalties earned and pretax segment profit. Intersegment sales between the Wholesale and Consumer Direct segment include a markup, which is eliminated in consolidation.

     Financial information of the Company's reportable segments is as follows (in thousands):

                                     Three Months Ended
                                     September 30, 2004
                                      Consumer
                           Wholesale   Direct   Licensing   Totals
Revenues from external    88,546     44,383     11,784     144,713
 customers
Intersegment revenues     (7,979)                           (7,979)
Segment income (1)        12,533      1,661      9,820      24,014
Segment assets           244,498     53,760      6,902     305,160

                                     Three Months Ended
                                     September 30, 2003
                                      Consumer
                           Wholesale   Direct   Licensing   Totals
Revenues from external    79,055     42,124     10,887     132,066
 customers
Intersegment revenues     (9,028)                           (9,028)
Segment income (1)        10,594      1,542      8,120      20,256
Segment assets           212,801     52,025      2,898     267,724

                                      Nine Months Ended
                                     September 30, 2004
                                      Consumer
                           Wholesale   Direct   Licensing   Totals
Revenues from external   219,803     130,197    30,147     380,147
 customers
Intersegment revenues    (23,869)                          (23,869)
Segment income (1)(2)     25,001       5,481    25,127      55,609

                                      Nine Months Ended
                                     September 30, 2003
                                      Consumer
                           Wholesale   Direct   Licensing   Totals
Revenues from external   197,215     114,177    27,726     339,118
 customers
Intersegment revenues    (22,870)                          (22,870)
Segment income (1)        26,501      (1,617)   22,464      47,348

(1) Before elimination of intersegment profit, unallocated corporate overhead and income taxes.

(2) Included in the Wholesale segment during the nine months ended September 30, 2004 were $1.1 million in severance and other costs to close the Company's east coast distribution facility and transfer the operations to a third-party service provider.

The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):

                                    Three Months Ended     Nine Months Ended
                                 September   September    September   September
                                 30, 2004    30, 2003     30, 2004    30, 2003
Revenues
Revenues for external customers  $144,713   $132,066     $380,147   $339,118
Intersegment revenues               7,979      9,028       23,869     22,870
Elimination of
 intersegment revenues             (7,979)    (9,028)     (23,869)   (22,870)
                                 --------   --------     --------   --------
Total consolidated revenues      $144,713   $132,066     $380,147   $339,118
                                 ========   ========     ========   ========
Income
Total profit for
reportable segments              $ 24,014   $ 20,256     $ 55,609   $ 47,348

Elimination of intersegment
 profit and unallocated
 corporate overhead                (4,404)    (4,329)     (12,740)  (11,709)
                                 --------   --------     --------   --------
Total income before income taxes $ 19,610   $ 15,927     $ 42,869   $ 35,639
                                 ========   ========     ========   ========

Assets
Total assets for reportable
  segments                      $305,160    $267,724
Elimination of intersegment
  inventory profit                (2,815)     (2,139)
                                --------    --------
Total consolidated assets       $302,345    $265,585
                                ========    ========

Revenues from international customers were 2.6% and 2.0% of the Company's consolidated revenues for the three and nine months ended September 30, 2004, respectively, and were under 2.0% for the three and nine months ended September 30, 2003.

7. New Accounting Pronouncements

     On October 13, 2004, the Financial Accounting Standards Board reached a consensus on the effective date for SFAS No. 123R ("SFAS 123R"), "Share-Based Payment". SFAS 123R requires the Company to measure compensation cost for all share-based payments at fair value for interim and annual periods beginning after June 15, 2005. The Company is currently evaluating the requirements and impact of SFAS 123R on the Company's consolidated financial statements.

8. Common Stock Repurchase

             The Board of Directors of the Company has authorized management to repurchase, from time to time, up to an aggregate 4,250,000 shares of the Company's Class A Common Stock. During the nine months ended September 30, 2004, no shares were repurchased in the open market leaving the available shares authorized for repurchase at 1,361,600. The repurchased shares have been recorded as Treasury Stock.

9. Licensing Agreement

      On May 1, 2003, the Company entered into an exclusive license agreement with Candies, Inc. and its trademark holding company, IP Holdings, LLC, ("Candies") to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women's, men's and children's footwear. The Chief Executive Officer and Chairman of Candies is the brother of the Company's Chief Executive Officer and Chairman. The initial term of the agreement is through December 31, 2007, with options to renew through December 31, 2016 based upon the Company reaching certain sales thresholds. During these periods, the Company is obligated to pay Candies a percentage of net sales based upon the terms of the agreement. The Company recorded approximately $395,000 and $961,000 in royalty and advertising expense to Candies for the three and nine months ended September 30, 2004, respectively. The Company recorded approximately $386,000 and $436,000 in royalty and advertising expense to Candies for the three and nine months ended September 30, 2003, respectively.

10. New York Office Building Purchase

      The Company entered into an agreement on April 21, 2004 to purchase the office building that it is currently leasing for its New York City worldwide headquarters for approximately $24 million. The closing date must occur within twenty months, the specific timing to be determined by the parties, based on the ability of the current landlord to satisfy certain terms and conditions of the agreement.

11. Severance

      In conjunction with the Company's decision to close its east coast distribution center and transfer the operation to a third-party service provider, the Company entered into a shutdown agreement during April 2004, with a local affiliate of the International Leather Goods, Plastics, Handbags and Novelty Workers Union, Local I Division of Local 342-50 United Food and Commercial Workers Union, which provided for, among other things, severance payments for employees covered by the expiring collective bargaining agreement. In connection with this transition, the Company incurred approximately $1.1 million in aggregate costs, including severance from the aforementioned agreement, the write-off of unamortized leasehold improvements and moving costs during the second quarter 2004. These costs were expensed as incurred in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activity" and recorded in selling, general and administrative expenses in the condensed consolidated Statement of Income.


12. Reclassifications

  Certain amounts in the Company's previous financial statements have been reclassified to conform to the 2004 presentation.

13. Legal Proceedings

     On September 20, 2004, a class action lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles. The action alleges that the individual plaintiffs and other purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law. The Company has retained counsel, is preparing a formal response to the complaint, and plans to defend the action vigorously.

     In addition, the Company is, from time to time, a party to other litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation that it believes would have a material adverse effect on its business operations.

14. Subsequent Event

     On October 21, 2004, the Board of Directors declared a quarterly cash dividend of $.14 per share payable on December 16, 2004, which will be paid to shareholders of record at the close of business on November 24, 2004.

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

Update on Critical Accounting Policies

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of a summary of the Company's significant accounting policies, see the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

      Kenneth Cole Productions, Inc., designs, sources and markets a broad range of fashion footwear and handbags, and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted brand names. During 2003, the Company added the Bongo trademark brand for footwear through a license agreement. In addition, the Company designs and sources footwear and handbags for its customers under its customers own trademarks. The Company's products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole.

      The Company markets its products to more than 7,500 department and specialty store locations, as well as through its Consumer Direct business, which includes an expanding base of retail and outlet stores, consumer catalogs and interactive websites, including online e-commerce.

      The popularity of the Kenneth Cole New York and Kenneth Cole Reaction brand names among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements and allows it to offer through these agreements a lifestyle collection of men's product categories such as tailored clothing, dress shirts, dress pants, sportswear, neckwear, briefcases, portfolios, jewelry, fragrance, belts, leather and fabric outerwear, sunglasses, optical eyewear, watches, luggage, hosiery and small leather goods. Women's product categories currently being sold pursuant to license agreements include sportswear, small leather
goods,  belts,  scarves   and  wraps,  hosiery,  leather  and  fabric
outerwear, sunglasses, optical  eyewear, watches, jewelry, fragrance,
swimwear,  and  luggage.   In addition,  the  Company  also  licenses
children's apparel.

      The Company recorded revenues of $144.7 million for the three months ended September 30, 2004, a 9.6% increase over the comparable period in the prior year and earnings per fully diluted share grew 20.4% to $0.59 from $0.49 over the comparable quarter in 2003. The Company recorded revenues of $380.1 million and earnings per share of $1.29 for the nine months ended September 30, 2004, a increase in revenues of 12.1% and an increase of earnings per share of 17.3% over the comparable period in the prior year. The Company's balance sheet reflected $101.7 million in cash and no debt as of September 30, 2004. The Company continues to focus on designing and delivering high quality, fashionable products, creating efficient and compelling retail environments, and continuing close partnerships with its licensees to ensure brand quality and distribution integrity. Additionally, the Company continues to concentrate on cost reduction strategies and inventory control.



Results of Operations

     The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenues for the three and nine months ended September 30, 2004 and September 30, 2003.

                       Three Months Ended             Nine Months Ended
                         September 30,                   September 30,
                      2004           2003             2004           2003
Net sales       $132,929  91.9% $121,179  91.8%  $350,000  92.1% $311,392  91.8%
Royalty revenue   11,784   8.1    10,887   8.2     30,147   7.9    27,726   8.2
                -------- ------ -------- ------  -------- ------ -------- ------
Net revenues     144,713 100.0   132,066 100.0    380,147 100.0   339,118 100.0

Gross profit(1)   63,624  44.0    57,624  43.6    167,466  44.1   149,197  44.0

Selling, general
 & administrative
 expenses         44,344  30.6    41,855  31.7    125,518  33.0   114,208  33.7
                -------- ------ -------- ------  -------- ------ -------- ------
Operating income  19,280  13.4    15,769  11.9     41,948  11.1    34,989  10.3

Interest
 income, net         330   0.2       158   0.2        921   0.2       650   0.2
                -------- ------ -------- ------  -------- ------ -------- ------
Income before
 income taxes     19,610  13.6    15,927  12.1     42,869  11.3    35,639  10.5

Income tax
 expense           7,452   5.2     5,893   4.5     16,291   4.3    13,186   3.9
                -------- ------ -------- ------  -------- ------ -------- ------
Net income        12,158   8.4    10,034   7.6     26,578   7.0    22,453   6.6
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


Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

REVENUES: Consolidated net revenues increased $12.6 million, or 9.6%, to $144.7 million for the three months ended September 30, 2004 from $132.1 million for the three months ended September 30, 2003. The increase in revenues spanned all of the Company's segments:
Wholesale, Consumer Direct and Licensing as further described below in the sections entitled "Net Sales" and "Licensing Revenue."

NET SALES: Wholesale net sales (excluding sales to the Company's Consumer Direct business segment) increased $9.5 million, or 12.0% to $88.5 million, for the three months ended September 30, 2004 from
$79.1 million for the three months ended September 30, 2003. This increase is primarily attributable to increased sales of the Company's Kenneth Cole New York and Kenneth Cole Reaction branded men's and women's footwear, as well as the handbag businesses of approximately 29.5%, offset by a decrease in the Company's volume and private label businesses.

Net sales in the Company's Consumer Direct segment increased $2.3 million, or 5.4%, to $44.4 million for the three months ended
September 30, 2004 from $42.1 million for the three months ended September 30, 2003. The increase in net sales is due primarily to an increase in sales from new stores opened in 2004 and that portion of 2004 sales for stores not open for all of 2003, of $2.4 million, offset by a decrease in comparable store sales of $0.4 million or 1.1%. The remaining increase was primarily due to an increase in the Company's Internet operations. Comparative store sales were negatively affected by the hurricanes in Florida during the three months ended September 30, 2004.

LICENSING REVENUE: Royalty revenue increased 8.2% to $11.8 million for the three months ended September 30, 2004 from $10.9 million for the three months ended September 30, 2003. The growth in licensing revenues was driven by incremental sales from existing licensee product categories, most significantly fragrance and from the Company's new men's casual pants licensee.

GROSS PROFIT: Consolidated gross profit, as a percentage of net revenues, increased to 44.0% for the three months ended September 30, 2004 from 43.6% for the three months ended September 30, 2003. Margins increased on a consolidated basis, as a percentage of net revenues, as a result of an increase in margin in both the Wholesale and Consumer Direct segments. The increase in gross profit from its Consumer Direct segment resulted from direct merchandise initiatives at its outlet stores and a reduction in promotional activities at point of sale. The increase in Wholesale gross margin is a result of changes in sourcing, resulting in higher initial markups. Changes in the mix of the Company's revenues from its Wholesale, Consumer Direct and Licensing segments also affected consolidated gross margins. The Wholesale segment, which operates at a lower gross profit level than the Consumer Direct segment, as a percentage of net revenue increased to 61.2% for the three months ended September 30, 2004 from 59.9% for the three months ended September 30, 2003, while the Consumer Direct segment as a percentage of net revenue decreased to 30.7% for the three months ended September 30, 2004 from 31.9% for the three months ended September 30, 2003. Furthermore, Licensing segment revenues, which carry a nominal cost of goods sold, decreased as a percentage of net revenue to 8.1% for the three months ended September 30, 2004 from 8.2% for the three months ended September 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including shipping and warehousing, increased 5.9% to $44.3 million (or 30.6% of net revenues) for the three months ended September 30, 2004 from $41.9 million (or 31.7% of net revenues) for the three months ended September 30, 2003. Expenses, as a percentage of net revenues, decreased as a result of the Company's recent move to third party variable warehousing, and leverage on its base of fixed expenses.

INTEREST AND OTHER INCOME: Interest and other income increased to $330,000 for the three months ended September 30, 2004 from $158,000 for the three months ended September 30, 2003. The increase is due to higher average cash balances and an improved rate of return on the Company's investments.

INCOME TAXES: The Company's effective tax rate has increased to 38.0% for the three months ended September 30, 2004 from 37.0% for the three-months ended September 30, 2003 as a result of changes in tax laws from state and local jurisdictions to which the Company's earnings are subject.

NET INCOME: As a result of the foregoing, net income increased 21.2% for the three months ended September 30, 2004 to $12.2 million (8.4% of net revenues) from $10.0 million (7.6% of net revenues) for the three months ended September 30, 2003.


Nine months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

REVENUES: Consolidated net revenues increased 12.1% to $380.1 million for the nine months ended September 30, 2004 from $339.1 million for the nine months ended September 30, 2003. This increase is attributable primarily to the factors described below in the sections entitled "Net Sales" and "Licensing Revenue."

NET SALES: Wholesale net sales (excluding sales to the Company's Consumer Direct business segment) increased $22.6 million or 11.5% for the nine months ended September 30, 2004 to $219.8 million from
$197.2  million for the nine months ended September 30,  2003.    The
increase is due primarily to increased sales from the Company's women's footwear and handbags businesses of approximately 17.8%. The Company sells its products under several trademarks at varying price
ranges   to   multiple  demographics  through  several   distribution
channels. The Company believes this mix and the strengthening of sell-thrus at retail from customer acceptance has improved the Company's Wholesale net sales.

Net sales in the Company's Consumer Direct segment increased $16.0 million, or 14.0%, to $130.2 million for the nine months ended September 30, 2004 compared to $114.2 million for the nine months ended September 30, 2003. The increase in net sales is due to an increase in comparable store sales of 7.0%, or $7.6 million, as well as $7.3 million in sales from new stores opened in 2004 and that portion of 2004 sales for stores not open for all of 2003. The remaining sales of $1.1 million were primarily from sales of the
Company's Corporate Gift Program and Internet operations. The Company believes the increase in net sales in the Consumer Direct segment is due in part to the economic strengthening generally seen throughout the retail and apparel industry, direct merchandising initiatives at its outlets.

LICENSING REVENUE: Royalty revenue increased 8.7% to $30.1 million for the nine months ended September 30, 2004 from $27.7 million for the nine months ended September 30, 2003. This increase is attributable primarily to the incremental minimum royalties from the Company's existing licensees, most significantly women's apparel and fragrance, as well as new revenues from the Company's men's casual pants licensee.

GROSS PROFIT: Consolidated gross profit as a percentage of net revenues increased to 44.1% for the nine months ended September 30, 2004 from 44.0% for the nine months ended September 30, 2003. Higher margins in the Consumer Direct segment and an increase in the percentage of revenue contributed by the Consumer Direct segment were offset by decreased margins within the Wholesale segment. Consumer Direct segment margins increased from merchandising initiatives at its outlet stores, new assortments which focus on wear-now products that limit vulnerability of the mix of products without compromising fashion and excitement and a reduction of point of sale promotions. The Wholesale segment as a percentage of net revenues decreased to 57.8% for the nine months ended September 30, 2004 from 58.2% for the nine months ended September 30, 2003, while the Consumer Direct segment which operates at a higher gross profit percentage increased as a percentage of net revenues to 34.2% for the nine months ended September 30, 2004 from 33.7% for the nine months ended September 30, 2003. Early in the year, the U.S. dollar compared to the Euro, in year over year comparison, resulted in reduced initial mark-ups in the Wholesale segment. During the third quarter 2004, the Company's sourcing initiatives included shifting production, enabled the Company to begin recognizing higher initial mark-ups.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including shipping and warehousing, increased 9.9% to $125.5 million (or 33.0% of net revenues) for the nine months ended September 30, 2004 from the $114.2 million (or 33.7% of net revenues) for the nine months ended September 30, 2003. The decrease as a percentage of revenues is attributable to the Company's leverage on increased sales, particularly in the Consumer Direct segment, and to its ongoing cost control strategies.

INTEREST AND OTHER INCOME: Interest and other income increased to $921,000 for the nine months ended September 30, 2004 from approximately $650,000 for the nine months ended September 30, 2003. The increase is the result of higher average cash balances and higher rates of return on investments.

INCOME TAXES: The Company's effective tax rate increased to 38.0% for the nine-month period ended September 30, 2004 from 37.0% in the nine month period ended September 30, 2003 as a result of changes in tax laws from state and local jurisdictions to which the Company's earnings are subject.

NET INCOME: As a result of the foregoing, net income increased 18.4% for the nine months ended September 30, 2004 to $26.6 million (7.0% of net revenues) from $22.5 million (6.6% of net revenues) for the nine months ended September 30, 2003.


Liquidity and Capital Resources

     The Company uses cash from operations as the primary source of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances. At September 30, 2004 and December
31, 2003 working capital was $181.1 million and $154.2 million, respectively.

     Cash used in operating activities was $0.1 million for the nine months ended September 30, 2004, compared to $3.1 million used in operating activities for the nine months ended September 30, 2003. The decrease in cash flow used in operations is primarily attributable to an increase in net income and the timing of payables, offset by an increase in inventory.

     Net cash used in investing activities decreased $0.2 million to $6.5 million for the nine months ended September 30, 2004 from $6.7 million for the nine months ended September 30, 2003. Investing activities for the nine months ended September 30, 2004 and 2003 were primarily for capital expenditures. Capital expenditures for new retail store openings and expansions were approximately $4.5 million and $2.5 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. The remaining expenditures were used primarily for information technology and office build-out and renovations.

     Net cash used in financing activities was $2.8 million for the nine months ended September 30, 2004 compared to the $3.7 million used in financing activities for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Company declared and paid quarterly cash dividends of approximately $7.6 million to common stock shareholders, which were offset by proceeds from the exercise of stock options of $4.7 million. During the nine months ended September 30, 2003, the Company used approximately $4.5 million to repurchase shares of Class A Common Stock under its buy-back program and paid approximately $1.5 million in quarterly cash dividends to common stock holders, offset by $ 2.3 million in proceeds from the exercise of stock options.

   The Company's material obligations under contractual agreements, including commitments for future payments under operating lease agreements and other contractual agreements as of September 30, 2004 are summarized as follows:

                                  Payments Due by Period
                    1 year or     2-3         4-5       After 5
                      less       years       years       years       Total
Operating leases
 and other
 contractual
 obligations      $26,663,000 $76,689,000 $53,468,000 $95,382,000 $252,202,000
                  ----------- ----------- ----------- ----------- ------------
Total contractual
 obligations      $26,663,000 $76,689,000 $53,468,000 $95,382,000 $252,202,000
                  =========== =========== =========== =========== ============

     The Company utilizes forward contracts to hedge its cost on future purchases of inventory in Euros. These forward contracts are used to hedge against the Company's exposure to changes in the Euro exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation. At September 30, 2004, the Company had forward contracts totaling $9.0 million in notional value with an unrealized gain of $204,000, net of taxes.

     The Company entered into an agreement in April 2004 to purchase the office building that it currently leases for its New York City worldwide headquarters for approximately $24 million. The closing date will occur within twenty months based on the ability of the current landlord to satisfy certain terms and conditions of the agreement. This amount has been included in the tabular form of commitments denoted above.

     The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25.0 million to finance working capital requirements. The Company has no outstanding advances under this line of credit; however, amounts available under the line of credit were reduced by $6.9 million in standby letters of credit and $0.7 million in open letters of credit to $17.4 million at September 30, 2004.

     The Company believes that it will be able to satisfy its cash requirements for the next year, including requirements for its retail expansion and renovations, office build-out of its corporate headquarters, dividend payments and enhancements to its information systems, primarily with cash flow from operations and current cash levels.

           The foregoing commentary should be considered to fall within the coverage of the "Safe Harbor Statement" under the Private Securities Litigation reform Act of 1995 included in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not believe it has a material exposure to market risk. The Company is primarily exposed to currency exchange-rate risks with respect to its inventory transactions denominated in Euros. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing forward contracts to hedge its cost on future purchases. The Company does not enter into foreign currency transactions for speculative purposes. At September 30, 2004, the Company had forward contracts totaling $9.0 million in notional value with an unrealized gain of $204,000, net of taxes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels, a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's year-to-date and projected 2004.


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

Part II - OTHER INFORMATION

Item 1.                              Legal Proceedings.

           On September 20, 2004, a class action lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles. The action alleges that the individual plaintiffs and other purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law. The Company has retained counsel, is preparing a formal response to the complaint, and plans to defend the action vigorously.

     In addition, the Company is, from time to time, a party to other litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation that it believes would have a material adverse effect on its business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information. None

Item 6. Exhibits.


          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-
          Chief Executive Officer

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-
          Chief Financial Officer

          32.1 Certification pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

          32.2 Certification pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kenneth Cole Productions, Inc.
                                   Registrant



November 8, 2004                   /s/ DAVID P. EDELMAN
                                   David P. Edelman
                                   Chief Financial Officer

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



Date:  November 8, 2004

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




                               By:  /s/ DAVID P. EDELMAN
                                    --------------------------
                                    David P. Edelman
                                    Chief Financial Officer



Date:  November 8, 2004

                                                         Exhibit 32.1
                                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth D. Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
           (1)  The  Report  fully complies with the requirements  of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ KENNETH D. COLE
Kenneth D. Cole
Chairman and Chief Executive Officer
Kenneth Cole Productions, Inc.
November 8, 2004

                                                         Exhibit 32.2
                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David P. Edelman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
           (1)  The  Report  fully complies with the requirements  of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DAVID P. EDELMAN
David P. Edelman
Chief Financial Officer
Kenneth Cole Productions, Inc.
November 8, 2004