Form 10-K
period 2004-12-31
COLE KENNETH PRODUCTIONS INC
filed 2005-03-04
CIK 921691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   ()

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes (X)
No ( )

       Aggregate market value of the voting stock held by nonaffiliates of the registrant as of the close of business on June 30, 2004: $396,039,713

      Number  of shares of Class A Common Stock, $.01 par  value, outstanding as of the close of business on
March 1, 2005:  11,719,729

       Number of shares of Class B Common Stock, $.01 par value, outstanding as of the close of business on
March 1, 2005:  8,055,497
               DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of Form 10-K is incorporated herein by reference to the Registrant's definitive proxy statement to be mailed to the shareholders of the Registrant by May 2, 2005.

                    Kenneth Cole Productions, Inc.
                        TABLE OF CONTENTS

                                                          Page
                             PART I
Item 1  Business                                            3

Item 2  Properties                                          17

Item 3  Legal Proceedings                                   18

Item 4  Submission of Matters to a Vote of Security Holders 18

                             PART II

Item 5  Market for Registrant's Common Equity, Related
        Stockholder Matters, and Issuer of Purchases
        of Equity Security                                  19
Item 6  Selected Financial Data                             21

Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                 22

Item 7A Quantitative and Qualitative Disclosures about
        Market Risk                                         29

Item 8  Financial Statements and Supplementary Data         29

Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                 29

Item 9a Controls and Procedures                             29

Item 9b Other Information                                   30

                             PART III

Item 10 Directors and Executive Officers of the Registrant  31

Item 11 Executive Compensation                              31

Item 12 Security  Ownership  of   Certain Beneficial Owners
        and Management and Related Shareholder Matters      31

Item 13 Certain Relationships and Related Transactions      31

Item 14 Principal Accountant Fees and Services              31

                             PART IV

Item 15 Exhibits, Financial Statement Schedules and
        Reports on Form 8-K                                 32

Item 1.   Business

Important Factors Relating to Forward- Looking Statements

   The Private Securities Litigation Reform Act of 1995 (the "Reform Act") and Section 21E of the Securities Exchange Act of 1934 provides a safe harbor for forward-looking statements made by or on behalf of Kenneth Cole Productions, Inc. (the "Company"). The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's shareholders. Forward-looking statements generally refer to future plans and performance and are identified by the words "believe," "expect," "anticipate," "plan," "intend," "will," or similar expressions. All statements that express expectations and projections with respect to future matters, including, but not limited to, the launching or prospective development of new business initiatives, future licensee sales growth, store expansion and openings, are forward-looking statements within the meaning of the Reform Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance and are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

    While the Company does communicate from time to time with securities analysts, it is against company policy to disclose to them any material non-public information. Shareholders should not assume that the Company agrees with any statement or report issued by an analyst, regardless of the content of such statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, they are not the responsibility of the Company.

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

General

  Kenneth Cole Productions, Inc., incorporated in September 1982, designs, sources and markets a broad range of fashion footwear and handbags and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted brand names. In 2003, the Company added the Bongo trademark brand for footwear through a license agreement, while in 2004, the Company introduced Tribeca. The Company's products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole. These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends. The combination of basic products and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

   The Company markets its products to more than 7,500 department and specialty store locations, as well as through its Consumer Direct business, which includes an expanding base of retail and outlet stores, consumer catalogs and websites, including on-line e-commerce. The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men's, women's and children's footwear, handbags, apparel and accessories), prices (from ''better'' to ''moderate'') and styling. The Company believes the diversity of its product mix provides balance to its overall product sales and business planning and increases sales opportunities to wholesale customers who do not carry the Company's full range of products.

   The popularity of the Kenneth Cole brand names among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements. The Company offers through these agreements a lifestyle collection of men's product categories, including tailored clothing, dress shirts, dress pants, sportswear, neckwear, briefcases, portfolios, jewelry, fragrance, belts, leather and fabric outerwear, sunglasses, optical eyewear, watches, fragrance, swimwear, luggage, hosiery and small leather goods. Women's product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, optical eyewear, watches, jewelry, fragrance, swimwear, and luggage. In addition, the Company licenses boys' apparel under the Kenneth Cole Reaction brand, which further broadens the Kenneth Cole lifestyle collection.

Business Growth Strategies

   The Company's strategy is to continue to build upon the strength of its lifestyle brand franchise, which is comprised of well-differentiated and distinct brands: Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, and, in 2004, Tribeca. In addition, the Company added the Bongo brand to its footwear brands through a license agreement in 2003. The Company views its lifestyle brands as a vital and significant strategic asset and the foundation for a sustainable competitive advantage. The Company believes that further segmentation and development of the brands afford enormous growth potential within each of the Company's business segments.

   Wholesale. By strengthening and streamlining its department store distribution channels, the Company continues to reinforce the segmentation of its brands at wholesale, promoting even greater growth capability for each of its brands in the future. This approach will facilitate the broadening of product offerings, attract new customers and further enable the Company to address a wider variety of customers' needs, both domestically and internationally. Building on its distribution channels, the recent addition of the Bongo brand to its footwear business has given the Company the ability to reach other distribution tiers as well as customer base. By combining retail and wholesale merchandising functions, the Company is in a better position to respond quickly to market changes, thereby enabling each wholesale division to deliver appropriate fashions in a more timely and effective manner. This approach has been effective in maintaining the strength of the Kenneth Cole New York, Kenneth Cole Reaction and Unlisted branded footwear businesses while building the Company's two new brands, Tribeca and Bongo.

   Consumer Direct. The Company's Consumer Direct segment, which operates full price retail and outlet stores, as well as catalogs and e-commerce, affords significant growth potential while simultaneously complementing the Company's existing Wholesale and Licensing businesses. The Company believes that the sale of footwear, handbags and licensed products through its consumer direct channels of distribution increases consumer awareness of the Company's brands, reinforces the Company's image and builds brand equity. The Company believes customers of our wholesale accounts in cities with a Kenneth Cole retail presence have an enhanced brand awareness compared to those in cities without a Kenneth Cole retail presence.

   The Company continues to pursue opportunities to expand its retail store operations. As of December 31, 2004, the Company operated 87 specialty retail and outlet stores as compared with 83 stores as of December 31, 2003. The Company plans to open or expand approximately 8 to 13 stores in 2005, expanding retail square footage by approximately 10%. This anticipated expansion includes outlet stores, which provide opportunities for the Company to sell excess and out-of-season merchandise, as well as unique "made for outlet products." To accommodate the Company's diversity of product offerings, the Company continues to open stores on an opportunistic basis and expand smaller current locations where retail space is available. The Company believes that its retail stores will generate increased sales and profitability as the stores allow for a true cross-section of both Company and licensee products, enabling the Company to present the broad lifestyle offering that consumers want to see. As it expands its retail business, the Company expects to realize certain economies in several selling and administrative expense areas.

    The Company believes the Kenneth Cole model provides significant growth potential since the brand enjoys strong consumer support as evidenced by growth at retail through the Company's wholesale operations and expansion of the Company's licensee product categories within the brand. The Company continues to analyze the Kenneth Cole Reaction brand model for further growth potential in outlet stores, as well as within its licensing and wholesale product categories.

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

   Licensing. The growing strength of the Company's brands, Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted, provides opportunities, through licensing agreements, to expand into new product categories and broaden existing distribution channels. The Company believes its strategic licensing relationships are essential to the growth of the Company both domestically and abroad as a lifestyle branded franchise. Many of the existing licensee businesses are still relatively small in their individual product classifications and the Company believes they hold impressive growth potential.

    The   Company  chooses  its  licensing  partners  with  care,
considering many factors, including the strength of their sourcing and distribution abilities, thereby attempting to maintain the same value and style that Kenneth Cole customers have come to expect. The Company continues to grow its market share in both the men's and women's apparel businesses and has started to penetrate new price tiers with Kenneth Cole Reaction branded products. The Company believes that women's apparel will further define and enhance the Company's brands, improving its ability to deliver the product that the Company's customers seek. Building on the womenswear product classification, the Company launched women's swimwear line during 2003. The successful menswear business spawned the expansion into men's dress pants in Fall 2003, which demonstrated strong growth throughout 2004. The Company's fragrance license with Coty, Inc. (a division of The Lancaster Group) is designed to expand consumer awareness through Coty's global marketing group and provide an extension of brand awareness to the Company licensees and partnerships internationally and domestically. In the Fall 2003 season, Coty, Inc. successfully launched Kenneth Cole Black for men, which was one of the season's top performers. During 2004, the Company successfully launched Reaction fragrance for men and Black for women. In 2005, the Company expects to add Reaction fragrance for women, as well as Kenneth Cole Signature for men. The new fragrances are expected to replace the original Kenneth Cole fragrances allowing for fresh, new and exciting products for market penetration, growth and brand awareness. The Company is committed to strategically further expanding its product classifications internationally and to continue to build growth through brand awareness and diversity. In 2003, the Company signed a wholesale apparel and retail distribution license agreement in Australia, an agreement for distribution in the Middle East and is currently exploring new markets. Also, in 2004, the Company signed an agreement with a European distributor to distribute men's and women's footwear to certain countries in Europe.

   The Company's brands are currently licensed for a range of products consistent with the Company's image (see "Licensing" in Item 1).

Products

   The Company markets its products principally under its Kenneth Cole New York, Kenneth Cole Reaction and Unlisted brand names, along with its newly licensed brand for footwear, Bongo, each targeted to appeal to different consumers. In 2004, the Company launched the Tribeca brand, which is specifically designed for department store distribution. The Company believes that the products marketed under the Kenneth Cole New York brand names have developed into true aspirational brands, and while it has similar designer cache as other international designer brands, it has greater value credibility.



Kenneth Cole New York

   Kenneth Cole New York products are designed for the fashion conscious consumer and reflect the relaxed urban sophistication that is the hallmark of the Kenneth Cole New York image. The distinctive hip styling of this line has established Kenneth Cole New York as a fashion authority for sophisticated men and women who are seeking a value alternative to other designer brands. As a result of strong brand recognition and a reputation for style, quality and value, the Company believes that Kenneth Cole New York has become an important resource for better department and specialty stores, and continues to provide significant growth opportunities. The Kenneth Cole New York product offering has evolved from a very trendy line into one with broad appeal, including both fashion-forward styling and core basics. The Company continues to leverage the strength of its name through brand extensions (e.g., Kenneth Cole Signature), in-store shops and the licensing of many new product categories. Kenneth Cole Signature represents the premier styling and craftsmanship of the Kenneth Cole brands, and its distribution is limited to better department stores.

   Kenneth Cole New York men's footwear, primarily manufactured through Italian factories, is designed as contemporary, comfortable leather fashion footwear and is sold to the bridge-designer market at retail price points ranging from approximately $165 to $275. As versatile as it is sophisticated, Kenneth Cole New York men's footwear may be worn to work, for special occasions or on weekends with casual clothes. In addition, the Company has added "silver technology" to its line to enhance comfort. This technology features a micro-tech midsole, a removable gel insole, and a fiberglass shank.

   Kenneth Cole New York women's footwear, primarily manufactured through Italian, Spanish, and Brazilian factories, includes sophisticated and elegant dress, casual and special occasion footwear that is sold to the bridge-designer market at retail price points ranging from approximately $130 to $300. Women's footwear is constructed by fine leather craftsmen to allow the customer high quality designer styling with value for the fashion conscious woman at work or in social gatherings.

   Kenneth Cole New York handbags are sleek designer bags, generally made of quality leathers and sold to the bridge-designer market at retail price points ranging from approximately $130 to $350. The seasonal line includes certain updated styles that offer the customer high-fashion bags, which are accompanied by tailored career bags for the sophisticated urban consumer.

     Kenneth Cole Reaction

   Kenneth Cole Reaction consists of a variety of product classifications, which address the growing trend toward flexible lifestyle dressing at affordable prices. Originally introduced as a comfort-oriented casual line, Kenneth Cole Reaction now includes more dressy styles. Kenneth Cole Reaction women's footwear, primarily manufactured in China, is designed for the workplace as well as for outside the office, with an emphasis on comfort, versatility, contemporary styling and value. It is targeted to compete in the largest single category of footwear sold in department stores, women's "better", and the majority of the line retails primarily in the $60 to $120 price range. Kenneth Cole Reaction men's footwear, primarily manufactured in China and Italy, combines fashionable and versatile styling with affordable pricing and is positioned in the fastest growing classification in the men's market as consumer preferences lean away from athletic constructed footwear toward regular constructed footwear. This line retails approximately in the $80 to $135 price range.

   Kenneth Cole Reaction handbags, primarily manufactured in China, are designed to be multifunctional with a contemporary look and are primarily made of leather and non-leather technical fabrications, such as nylon, microfiber and canvas. Kenneth Cole Reaction handbags have been styled to appeal to the same young, hip customer as the Kenneth Cole Reaction footwear line to meet the varying needs of the Company's customers. This line generally retails at price points ranging from approximately $50 to $125.

    Kenneth Cole Reaction children's footwear, primarily manufactured in China, includes dress and casual footwear sold at price points ranging from $35 to $60 and is targeted to boys and girls ages 6 to 12, who the Company believes are making more of their own fashion choices than ever before. The Company believes that children's footwear is a natural extension of its footwear business and that its use of styles based upon successful performers in its existing men's and women's styles, greatly enhances the likelihood of product performance. The success of children's footwear led the Company to introduce Kenneth Cole Reaction toddler footwear in 2003. This has improved its retail presence and has further penetrated the children's Kenneth Cole Reaction brand in the marketplace.


  Unlisted

   Unlisted products are designed and targeted to the younger, trendier consumer market, the country's largest consumer base of fashion merchandise. The Unlisted brand was developed to expand the Company's sales into a younger, more moderately priced business and includes men's and women's casual and dress shoes each season.

   Unlisted footwear provides the young consumer with a wide selection of footwear with contemporary styling and quality at affordable prices. Unlisted women's footwear includes not only fashion styles, but also evening styles, basic pumps and loafers that generally retail at price points ranging from $35 to $60 with approximately 60 styles per season. Unlisted men's footwear continues brand penetration through additional door expansion, continuing its strong growth, capitalizing on the large youth consumer base. The line includes casual and dress assortments with a variety of fashion styles to compliment the selection of approximately 50 styles per season. Unlisted men's footwear appeals to a broader young men's market with shoes that range at retail price points from $50 to $80.

  Bongo

   Bongo products are designed for the junior consumer market to be sold through mid-tier department and specialty stores. The brand brings fashion and style at reasonable price points to the junior market and includes children's and women's casual and dress shoes each season.

   Currently, Bongo footwear includes only women's and children's footwear lines although the Company plans to provide a men's line during 2005. The women's footwear line has a wide variety of styles for casual, weekend, and special evening events including pumps, boots, and loafers, among others. The price points for the women's line range from $30 to $50 with approximately 40 styles per season, while the price points for the men's line are expected to range from $55 to $75. Children's price points range from $20 to $35. The brand provides a market that the Company was not previously penetrating with its branded products.

  Tribeca

   The Company introduced Tribeca footwear for women products in the second half of 2004 while the Tribeca men's line is expected to launch in Fall 2005. This brand was created for the very young, trendier shopper in the department store channel of distribution. The lines will include dress and casual styles leaning more toward the casual customer's expectations. The price points range from $45 to $70 for the women's line and are expected to be approximately $60 to $90 for the men's line.

Business Segments

   The  Company  manages  its business  through  three  segments:
Wholesale, Consumer Direct, and Licensing. During the periods presented below, the percentage of net revenues contributed by the Company's business segments were as follows:

                                          Year Ended
                                          December 31,
                                    2004     2003     2002
           Wholesale              54%      54%      55%
           Consumer Direct        38       38       38
           Licensing               8        8        7
                                 ----     ----     ----
           Total                 100%     100%     100%


Wholesale Operations

   The Company strives to provide affordable fashion footwear, handbags and accessories with consistent marketing and management support to its wholesale customers. The Company provides this support by producing strong image-driven advertising, offering creative quality products and maintaining adequate inventory levels of new products as well as products included in the Company's open stock program. The Company employs a sales force, as well as corporate account specialists, to sell its products and to manage its relationships with its wholesale customers, including analyzing and monitoring their selling information. The Company has previously increased the size of its corporate account specialist's staff and anticipates continued build up, as it believes its investment in account specialists is essential to the maintenance and growth of its wholesale businesses.

   The Company's products are distributed to more than 1,750 wholesale accounts for sale in more than 7,500 store locations in the United States. The Company markets its branded products to major department stores and chains, such as Dillard Department Stores, Inc., Federated Department Stores (including Macy's, Bloomingdales, and Burdines) and upscale specialty retailers, including Saks Fifth Avenue and Nordstrom, Inc. In addition, the Company sells out-of-season branded products and overruns through the Company's outlet stores and to off-price retailers. The Company also sells its products, directly or through distributors, to customers in various international markets including Australia, United Kingdom, Mexico, Hong Kong, Taiwan, South Korea, the Philippines, Singapore, Latin America and parts of South America and the Caribbean through leasing agreements.

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

  Canada

     In 2003, the Company ended its footwear and handbag licenses for distribution in Canada. The Company assumed the operations, which are managed from its New York City headquarters with a sales staff and distribution center in Canada. The Company also assumed the Canadian handbag operations in 2004 after its license agreement ended on December 31, 2003.

     The Company markets its branded products in Canada to independent specialty retailers and most of the countries large department stores, including Sears Canada, Browns, Townshoe, Sterling and Friedmans. The branded products include, Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted men's' and women's' footwear, as well as Kenneth Cole Reaction children's and handbags and Kenneth Cole New York handbags. The Tribeca and Bongo footwear brands are expected for late 2005 Canadian distribution.


Consumer Direct Operations

   Retail Operations

   The Company continues to pursue opportunities to enhance and expand its retail operations. At December 31, 2004, the Company operated 50 specialty Kenneth Cole New York retail stores, 36 outlet stores under the Kenneth Cole New York name and one store under the Kenneth Cole Reaction name, which was closed subsequent to December 2004.

   The Company believes its specialty retail stores develop consumer recognition of its brand names, provide a showcase for Kenneth Cole branded products marketed by the Company and its licensees and enhance the Company's overall profitability. The Company believes that these stores complement its wholesale business by building brand awareness. In addition, Kenneth Cole specialty retail stores enable the Company to reach consumers who prefer the environment of a specialty store. Approximately 20-25% of the Company's specialty retail store products are sourced exclusively for such stores to differentiate the product mix of its stores from that of its wholesale customers. The Company opened 5 specialty retail stores and closed 4 stores in 2004, and plans to open or expand 5 to 7 new specialty retail stores in 2005.

   The Company's outlet stores enable it to sell a portion of its excess wholesale, retail and catalog inventory in a manner that it believes does not have an adverse impact on its wholesale customers and the Company's retail operations. The Company generally does not make a style available in its outlet stores or to off-price retailers until wholesale customers have taken their first markdown on that style. In addition, the Company began its "Made for Outlet" sourcing program, similar to exclusive sourcing for retail during 2004 and has differentiated outlet from both retail store and wholesale customers. The Company anticipates that it will require additional outlet stores as higher levels of sales are achieved and additional retail stores are opened. The Company opened 3 outlet stores in 2004 and has plans to open or expand 3 to 6 outlet stores in 2005.

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

       Catalog, Website and Customer Service

   The Company produces consumer catalogs that feature a variety of Kenneth Cole New York and Kenneth Cole Reaction branded products. Catalog order taking is currently performed in house and, beginning in 2004, fulfillment for accessories and apparel is performed by a third party distribution center in New Jersey. This has enabled the Company to improve distribution and manage its inventory more cost effectively.

  The Company maintains websites to provide information regarding the Company and its products, as well as to conduct online business. The Company's websites www.kennethcole.com and www.kennethcolereaction.com are continually enhanced to enable its consumers to purchase directly from the Company on-line. The Company plans to continue to invest in the Internet and emerging technologies and believes that based on its existing merchandising, fulfillment and marketing capabilities, it is well positioned to deliver an on-line commerce solution with nonpareil customer service. The Company also maintains two toll-free telephone numbers (1-800-KEN-COLE and 1-800-UNLISTED), which provide customer service and answer product-related questions.

   In 2003, the Company started a corporate gift distribution channel, whereby corporate customers are sold Kenneth Cole items for award and recognition programs. During 2004, the Company printed catalogs and outsourced a small sales staff to process orders, which are drop shipped from the Company's licensees or its warehouse. The Company believes this is another avenue of distribution to expand its various brands to enhance customer awareness and strengthen market position.

Licensing

  Domestic Licensing

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

   The Company believes it can continue to capture shelf space in better department stores for its men's apparel collection as it further rolls out tailored clothing, men's sportswear, and dress shirts. This is an important step in further defining Kenneth Cole as a premier lifestyle brand as its distinctive image is consistently developed across an expanding number of products, brands and markets. As a result of the success of men's and women's apparel, the Company introduced women's swimwear and men's dress pants to the Kenneth Cole New York and Reaction product lines. In addition, the Company launched Reaction fragrance for men and Black for women in 2004. The Company plans to continue to draw upon Kenneth Cole's creative strength and its marketing resources to continue to build brand definition.



The following table summarizes the Company's product categories under its licensing agreements:

                        Kenneth Cole    Kenneth Cole
Product Category          New York        Reaction       Unlisted
Men's Tailored Clothing       X               X              X
Men's Sportswear              X
Men's Neckwear                X               X
Men's Dress Shirts            X               X
Men's Casual Pants            X               X
Men's Leather & Fabric
  Outerwear                   X               X
Men's Small Leather Goods     X               X
Men's Belts                   X               X              X
Women's Sportswear            X
Women's Small Leather Goods   X               X              X
Women's Leather &
  Fabric Outerwear            X               X
Women's Scarves & Wraps       X               X
Men's/Women's Jewelry         X               X              X
Men's/Women's Swimwear        X               X              X
Men's/Women's Watches         X               X              X
Men's/Women's Optical Frames  X               X
Men's/Women's
  Luggage/Briefcases          X               X
Men's/Women's Sunglasses      X               X              X
Men's/Women's Fragrances      X               X              X
Children's Apparel                            X

   All of the Company's licensees are required to contribute to the Company a percentage of their net sales of licensed products, subject to minimum amounts, for the ongoing marketing of the Kenneth Cole brands.

  International Licensing

   The Company sells its products through distributors and licensees to wholesale customers and direct retailers in international markets including Canada, Australia, United Kingdom, United Arab Emirates ("UAE"), Kuwait, Mexico, Venezuela, Ecuador, Costa Rica, Peru, Panama, the Caribbean Islands, Hong Kong, Taiwan, the Philippines, Korea, Malaysia and Singapore.

   The Company has an agreement presently with Dickson Concepts, Ltd. ("Dickson") to retail Kenneth Cole New York and Kenneth Cole Reaction branded products through established freestanding stores in Hong Kong, Taiwan and Singapore. Dickson presently operates freestanding stores in these countries as well as several shop-in-
shops.    Each  store  carries  a  selection  of  the   Company's
merchandise, which is also available in the Kenneth Cole domestic retail stores. In addition, the Company's continued focus on the
Asian   market  included  shop-in-shops  in  Korea  through   its
licensee, Chiel Industries, a division of Samsung Industries, shop-in-shops and freestanding stores in the Philippines, through
the   Company's  Philippine  licensee,  Store  Specialists,  Inc.
(Rustan's Department Store).  In 2003, the Company entered into a
wholesale and retail distribution agreements for Australia.   The
licensee opened shop-in-shops with men's apparel during 2004, and the Company's footwear licensee launched Kenneth Cole New York and Kenneth Cole Reaction footwear. In addition, Apparel LLC, the Company's Gulf Region licensee, opened freestanding stores in the United Arab Emirates and one store in Kuwait during 2004.

   In North America, the Company, through licensing arrangements,
continues  to  sell  and  market its  products  in  Canada.   The
majority of product classifications available domestically are also available in Canada. Currently, the Company operates in Canada through two licensees and the use of shop-in-shops, while its footwear and handbag licensee businesses were taken in house and are managed from its New York City headquarters through its Wholesale segment. The Latin American licensee agreement covers
Latin  America,  South  America  and  the  Caribbean,  with   the
exception  of  Brazil,  Argentina and  Uruguay.   Currently,  the
Company's licensee operates 18 freestanding stores and 20 shop-in-shops in this region.

   In Europe, the Company owns and operates one store in Amsterdam, and through a licensing agreement, operates stores in London and sells footwear, luggage, small leather goods, and handbags to department stores within the United Kingdom. The Company also sells footwear through footwear agents in France, the Benelux countries, Greece, Spain, and Portugal. The Company continues to investigate opportunities that impact this market as well as other new markets throughout the globe.

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

Sourcing

    The Company does not own or operate any manufacturing facilities. Instead, it sources its branded and private label products directly or indirectly through independently-owned manufacturers in Italy, Spain, Brazil, China and Korea, among others. The Company maintains an office in Florence, Italy and generally has long-standing relationships with several independent buying agents to monitor the production, quality and timely distribution of the Company's products from its manufacturers. In addition, as part of its global sourcing strategy, the Company expects to expand production in China. The Company sources each of its product lines separately based on the individual design, styling and quality specifications of such products.

    The Company attempts to limit the concentration of manufacturing with any one manufacturer. However, approximately 21% and 32% of total handbag purchases came from one manufacturer in China during 2004 and 2003, respectively. Approximately 37% and 36% of Kenneth Cole New York and Kenneth Cole Reaction men's footwear was produced by one manufacturer in Italy, utilizing several different factories in Europe in 2004 and 2003, respectively. Furthermore, approximately 33% and 37% of Kenneth Cole New York ladies' footwear was purchased from one manufacturer in Italy during 2004 and 2003, respectively, while 58% and 57% of Kenneth Cole Reaction ladies' footwear purchases were sourced through one manufacturer in China in 2004 and 2003, respectively. Many of these manufacturers, however, subcontract a portion of such purchases to ensure the consistent and timely delivery of quality products. The Company is a significant customer of several of these manufacturers and has established long-standing relationships with them. While the Company believes it has alternative manufacturing sources available to meet its current and future production requirements, there can be no assurance that, in the event the Company is required to change its current manufacturers, alternative suppliers will be available on terms comparable to the Company's existing arrangements.

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

Advertising and Marketing

   The Company believes that advertising to promote and enhance the Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted brands is an integral part of its long-term growth strategy. The Company believes that its advertising campaigns, which have brought it national recognition for their timely focus on current events and social issues, have resulted in increased sales and consumer awareness of its branded products. The Company's advertising appears in magazines such as Vogue, The New Yorker, GQ, and InStyle, newspapers, and outdoor and media. The majority of the Company's licensees are required to contribute to the Company a percentage of their net sales of licensed products, subject to minimums, for the advertising and promotion of the Kenneth Cole brand image. In addition, the Company believes personal appearances by Kenneth D. Cole further enhance the Company's brand awareness.

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

Distribution

    To facilitate distribution, the Company's products are inspected, bar coded, packed and shipped from manufacturers by ocean or air to the Company's distribution facilities located in the United States of America. The Company utilizes fully-integrated information systems and bar code technology to facilitate the receipt, processing and distribution of product through third party warehouse distribution centers. The products are then shipped to the Company's wholesale customers either in predetermined sizes, in case packs or under its open stock program. The Company's open stock program allows its wholesale customers to reorder, typically via electronic data interchange ("EDI"), core basic styles in a range of colors and sizes as well as many fashion styles, for immediate shipment. While the open stock program requires an increased investment in inventories, the Company believes this program is an important service for its wholesale customers by allowing them to manage inventory levels more effectively. The Company expects that affording customers improved flexibility in ordering specific stock keeping units ("SKUs") in smaller quantities will ultimately reduce the incidence of markdowns and allowances.

   The Company has capitalized on its centralized distribution facilities to provide additional support to its retail store operations on shipments of footwear and handbag products as well as direct shipments to its catalog and Internet customers. The Company's EDI program is also used to re-supply its retail store on a variety of products, thereby enhancing its service to the Company's retail operations through improved inventory management and customer response. To facilitate distribution, the Company has third-party public warehouses located on the East Coast and West Coast to accommodate merchandise imported from Asia, Europe, and South America.

Management Information Systems

  The Company believes that sophisticated information systems are essential to the Company's ability to maintain its competitive position and to support continued growth. The Company's management information systems were designed to provide, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution and marketing aspects of the Company's business. The Company continues to update and enhance its distribution and financial systems with newer technology that offers greater functionality and reporting capabilities. The Company also utilizes an EDI system that provides a computer link between the Company and many of its wholesale customers, as well as its retail operations that enables the Company to receive on-line orders and to accumulate sales information on its products shipped to its wholesale customers, retail stores, catalog and internet customers. The Company's EDI system also improves the efficiency of responding to customer needs and allows both the customer and the Company to monitor purchases, shipments and invoicing. In its retail stores, the Company also uses point-of-sale registers to capture sales data, track inventories and generate EDI replenishment orders.

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

Trademarks

   The Company, through its wholly-owned subsidiary, Kenneth Cole Productions (LIC), Inc., owns federal registrations for its principal trademarks Kenneth Cole, Kenneth Cole New York, Kenneth Cole Reaction, Reaction, Kenneth Cole Collection, Tribeca and Unlisted as well as several other ancillary and derivative trademarks. Each of the federal registrations is currently in full force and effect and is not the subject of any legal proceedings. In addition, the Company has several federal applications pending in the United States Patent and Trademark office for trademarks and service marks. Moreover, the Company continues to expand its current international registrations in numerous countries throughout the world. The Company regards its trademarks and other proprietary rights as valuable assets in the marketing and distribution of its products, and fully intends to maintain, renew and protect the registrations, as well as vigorously defend all of its trademarks against infringements.

Competition

   Competition in the footwear and handbags industries is intense and these product classifications are subject to rapidly changing consumer demands. The Company competes with numerous designers, brands and manufacturers of footwear, handbags, apparel and accessories, some of which may be larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than the Company. The Company also competes for the limited shelf-space available for the display of its products to consumers, and the Company's licensed apparel and accessories also compete with a substantial number of designer and non-designer brands. Moreover, the general availability of contract manufacturing capacity allows access by new market entrants. The Company believes the success of its business depends on its ability to stimulate and respond to changing consumer preferences by producing innovative and attractive products, brands and marketing, while remaining competitive in quality and price.

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

   In order to reduce the risk of exchange rate fluctuations, the Company routinely enters into foreign exchange contracts to protect the future purchase price of inventory denominated in Euro. These Euro foreign exchange contracts are used to reduce the Company's exposure to changes in foreign exchange rates and are not held for the purpose of trading or speculation (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").



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

Customers

   The Company's department store customers include major United States retailers, several of which are under common ownership. In 2004 and 2003, the Company had no customer or group under common ownership account for more than 10% of sales. The Company's ten largest customers represented 36.6% and 37.9% of the Company's net sales for the years ended December 31, 2004 and 2003, respectively. While the Company believes that purchasing decisions have generally been made independently by each division within a department store group, there is a trend among department store groups toward centralized purchasing decisions of their divisions.

Backlog

   The Company had unfilled wholesale customer orders of $65.0 million and $59.9 million, at February 12, 2005 and February 12, 2004, respectively. The Company's backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks, and wholesale customer purchases of its core basic products through the Company's open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.


Employees

   At December 31, 2004, the Company had approximately 1,800 employees, none of whom are covered under a collective bargaining agreement. The Company had a collective bargaining agreement, which expired in April 2004, at which time it outsourced its distribution operation and closed its New Jersey distribution center. Prior to that, the Company utilized a union, a local affiliate of the International Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, Division of Local 342-50
United Food and Commercial Workers Union (the "Union"). In connection with this transition, the Company incurred approximately $1.1 million in aggregate costs, including severance, the write-off of unamortized leasehold improvements and moving costs during 2004. These costs were expensed as incurred in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activity" within the Selling, General and Administrative expenses caption on the face of the Consolidated Statement of Income.



Directors and Executive Officers

Name                 Age       Present Position

Kenneth D. Cole       50    Chief Executive Officer,  Chairman
                              of the Board of Directors
Paul Blum             45    President and Director
Michael Newman        59    Vice Chairman
David P. Edelman      43    Chief Financial Officer
Harry Kubetz          51    Senior Vice President-Operations
Susan Q. Hudson       45    Senior Vice President-Wholesale
Carol Sharpe          50    Senior Vice President, Consumer Direct
Lori Wagner           40    Senior Vice President, Marketing
Linda Nash Merker     48    Senior Vice President, Human Resources
Michael F. Colosi     39    Corporate Vice President and
                              General Counsel and Secretary
Robert C. Grayson     60    Director
Denis F. Kelly        55    Director
Philip B. Miller      66    Director


   Kenneth D. Cole has served as the Company's Chief Executive Officer and Chairman of the Board since its inception in 1982 and was also President until February 2002. Mr. Cole was a founder, and from 1976 through 1982, a senior executive of El Greco, Inc., a shoe manufacturing and design company which manufactured Candies women's shoes. Mr. Cole is the Chairman of the Board of Directors of the American Foundation for AIDS Research (''AmFAR''). In addition, he is on the Board of Trustees of H.E.L.P., the Sundance Institute, and the Council of Fashion Designers of America. Mr. Cole is also a Director and President of nearly all of the wholly-owned subsidiaries of the Company.




   Paul Blum was appointed President of the Company in February 2002, and also serves as Director. He previously served as Chief Operating Officer since February 1998. Previously, he served as
Executive Vice President of the Company since May 1996 and as Senior Vice President from August 1992 until May 1996. Mr. Blum joined the Company in 1990. From 1982 until 1990, Mr. Blum served as Vice President and was a principal shareholder of The Blum Co., a fashion accessory firm, the assets of which were purchased by the Company in 1990.

   Michael Newman joined the company as Vice Chairman in March 2004. With a distinguished career in the apparel industry, Mr. Newman has served at Polo Ralph Lauren as its Vice Chairman and COO. Prior to his employment with Polo Ralph Lauren, Michael was the Senior Vice President of Finance at Kaiser-Roth Apparel.

    David P. Edelman was appointed as the Chief Financial Officer in July 2004. He joined the Company in January 1995 and has served as the Company's Senior Vice President of Finance since April 2000. Before joining the Company, Mr. Edelman was Chief Financial Officer of a women's suit wholesaler, and he was employed 10 years as a CPA with Ernst & Young in various specialty groups including E&Y's National Consulting Office and its Retail and Apparel Audit Group.

   Harry Kubetz has served as Senior Vice President of Operations since joining the Company in April 1996. Mr. Kubetz was President of "No Fear" Footwear, Inc. from 1994 until 1996. From 1992 until 1994, Mr. Kubetz was Executive Vice President of Asco General Supplies, a wholly owned subsidiary of Pentland, PLC.

    Susan Q. Hudson has served as Senior Vice President - Wholesale since February 1998. Previously, Ms. Hudson served as Divisional President - Men's Footwear since 1996 and as Vice President in charge of men's footwear since 1990. Prior to joining the Company, Ms. Hudson was at LA Gear, where she served as Regional Sales Manager.

    Carol Sharpe joined the Company as Senior Vice President, Consumer Direct in July 2004. Ms. Sharpe was President of Retail at Donna Karan, Inc. from October 2002 to June 2004. From October 1989 to May 2002, Ms. Sharpe was at J. Crew where she held numerous positions, the last of which was Executive Vice President of Merchandising. Prior to that, she held the position of Divisional Merchandiser for Bloomingdale's, Chestnut Hill.

    Lori Wagner has served as Senior Vice President of Marketing since August 2001. Prior to joining the Company, Ms. Wagner spent 10 years at J. Crew Group in various visual and creative management marketing roles, the last of which was Senior Vice President Brand Creative.

    Linda Nash Merker joined the company as Senior Vice President of Human Resources in May of 2004. Previously, she served as Senior Vice President of Human Resources at Perry Ellis from January 2002 to November 2003, and Senior Vice President of Human Resources at Loehmann's from 1994 until 2000. While at Macy's East from 1987 until 1994, Linda also held various positions, the last of which was Vice President of Human Resources - Merchandise Recruitment and Development.

    Michael F. Colosi has served as Corporate Vice President and General Counsel for the Company since July 2000 and as Corporate Secretary since July 2004. Previously, Mr. Colosi was the Associate General Counsel and Assistant Secretary for The Warnaco Group, Inc. from 1996 to 2000. After clerking for Judge J. Edward Lumbard of the U.S. Court of Appeals for the Second Circuit, he was engaged in the private practice of law from 1992 to 1996.

    Robert C. Grayson is a partner in Berglass-Grayson, a management consulting and executive search firm. From 1992 to
1996, Mr. Grayson served initially as an outside consultant to Tommy Hilfiger Corp., a wholesaler and retailer of men's sportswear and boyswear, and later accepted titles of Chairman of Tommy Hilfiger Retail, Inc. and Vice Chairman of Tommy Hilfiger Corp. From 1970 to 1992, Mr. Grayson served in various capacities for Limited Inc., including President and CEO of Lerner New York from 1985 to 1992, and President and CEO of Limited Stores from 1982 to 1985. He also serves as a director of Ann Taylor Corporation, Lillian August Inc., Urban Brands, and Know Fat.

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



Available Information

   The Company files its annual, quarterly, and current reports and other information with the Securities and Exchange Commission. The Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to the annual and quarterly reports on Form 10-K and Form 10-Q, respectively. In addition, the Company has provided the annual certification to the New York Stock Exchange. The Company's annual reports on
Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge in the
"Investor" section under the subheading of "About Us" on the Company's website www.kennethcole.com. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding the Company, which is available at http://www.sec.gov.

   In addition, the Company's website, www.kennethcole.com, will include, free of charge, items related to corporate governance matters, including our Corporate Governance Guidelines, charters of various committees of our Board of Directors and our Code of Business Conduct and Ethics applicable to our employees, officers and directors. A printed copy of our Corporate Governance
Guidelines and our Code of Business Conduct and Ethics is available without charge by sending a written request to:
Investor Relations, Kenneth Cole Productions, Inc., 400 Plaza Drive, Secaucus, NJ 07094.


Item 2.   Properties

   In 2000, the Company relocated its executive offices and showrooms from 152 West 57th Street, New York, NY to 603 West 50th Street, New York, NY, its new worldwide corporate headquarters. The Company currently occupies 119,500 square feet, excluding parking facilities. In April 2004, the Company entered into an agreement to purchase this office building for $24 million. The closing date must occur by May 2006. The specific timing will be determined by both parties, based on the ability of the current landlord to satisfy certain terms and conditions. The lease for the former executive offices and showrooms expires in December 2006, and is currently under a subtenant lease agreement, which also expires in December 2006.

   In February 2004, the Company entered into a new 10-year lease for 51,000 square feet of office space in Secaucus, New Jersey for its administrative offices and completed the move in June 2004. The former distribution facility was moved to a third-party public warehouse and distribution center in New Jersey. In addition to these two leases, the Company also leases a 23,500 square foot facility in Secaucus used for outlet store space as well as an additional distribution warehousing facility. The Company also has a technical and administrative office in
Florence,  Italy.   The  Company does  not  own  or  operate  any
manufacturing facilities.

   As of December 31, 2004, the Company leased space for all of its 51 specialty retail stores (aggregating approximately 231,000 square feet) and 36 outlet stores (aggregating approximately 179,000 square feet). Generally, the leases provide for an initial term of five to ten years and certain leases provide for renewal options permitting the Company to extend the term thereafter.





Item 3.   Legal Proceedings

   On September 20, 2004, a purported class action lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles. The individual plaintiffs are current or former store managers or assistant managers who purport to bring suit on behalf of themselves and other similarly situated store managers and assistant managers. Among other claims, the plaintiffs allege that they worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law. The lawsuit seeks damages, penalties, restitution, reclassification and attorneys' fees and costs. The Company denies the allegations in the complaint and plans to defend the action vigorously.

   In addition, the Company is, from time to time, a party to other litigation that arises in the normal course of its business operations. The Company is not presently a party to any other litigation that it believes might have a material adverse effect on its business operations.

Item 4.   Submission of Matters to a Vote of Security Holders

  None.

                             PART II


Item   5.     Market  for  Registrant's  Common  Equity,  Related
Shareholder Matters, and Issuer Purchases of Equity Securities

   The Company's Class A Common Stock is listed and traded (trading symbol: KCP) on the New York Stock Exchange ("NYSE"). On March 1, 2005 the closing sale price for the Class A Common Stock was $29.02. The following table sets forth the high and low closing sale prices for the Class A Common Stock for each quarterly period for 2004 and 2003, as reported on the NYSE Composite Tape:

      2004:                        High            Low

First Quarter                      36.62          29.15
Second Quarter                     36.91          31.64
Third Quarter                      34.60          26.98
Fourth Quarter                     31.03          25.30


     2003:                         High            Low

First Quarter                      26.57          21.56
Second Quarter                     25.50          19.02
Third Quarter                      29.21          19.25
Fourth Quarter                     30.88          26.53



   The number of shareholders of record of the Company's Class  A
Common Stock on March 1, 2005 was 59.

   There  were  five holders of record of the Company's  Class  B
Common Stock on March 1, 2005. There is no established public trading market for the Company's Class B Common Stock.

   In December 2004, the Company repurchased shares of its own stock from Liz Claiborne, Inc., as presented in the following table:
  Period      (a) Total   (b) Average   (c) Total      (d) Maximum
              Number of    Price Paid   Number of       Number (or
              Shares (or   per Share    Share (or      Approximate
                Units)     (or Unit)      Units)     Dollar Value) of
              Purchased                 Purchased       Shares (or
                                        as Part of   Units) that May
                                         Publicly    Yet Be Purchased
                                        Announced    Under the Plans
                                         Plans or      or Programs
                                         Programs
 December 2004  500,000       $27.87     4,250,000        861,600


Dividend Policy

   The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend, among other things, upon, future earnings, operations, capital requirements, proposed tax legislation, the financial condition of the Company and general business conditions.

  The Company established a quarterly dividend policy in 2003 and made the following dividend payments to shareholders on record as of the close of business on the dates noted:

     $0.14 per share     November 24, 2004
     $0.14 per share     August 24, 2004
     $0.12 per share     May 24, 2004
     $0.12 per share     March 9, 2004
     $0.09 per share     November 25, 2003
     $0.075 per share    August 28, 2003

   On February 23, 2005, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on March 25, 2005 to shareholders of record at the close of business on March
9, 2005.

         The Company had the following securities authorized for issuance under equity compensation plans:

Plan Category   Number of        Weighted-       Number of
                securities to    average         securities
                be issued upon   exercise price  remaining
                exercise of      of outstanding  available for
                outstanding      options,        future issuance
                options,         warrants, and   under equity
                warrants, and    rights (b)      compensation
                rights (a)                       plans
                                                 (c)
                                                 (excluding
                                                 securities
                                                 reflected in
                                                 column (a))
Equity             2,948,936         $22.71          369,861
Compensation
plans approved
by security
holders


Equity
compensation          N/A              N/A             N/A
plans not
approved by
security
holders


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

                             2004     2003     2002     2001     2000
Income Statement Data:
Net sales                  $473,438 $430,101 $404,336 $365,809 $387,148
Royalty revenue (2)          42,763   38,252   28,713   22,116   21,619
Net revenue                 516,201  468,353  433,049  387,925  408,767
Cost of goods sold          284,817  258,457  235,255  217,221  217,046
Gross profit (3) (4)        231,384  209,896  197,794  170,704  191,721
Selling and general
administrative expenses (1) 174,519  157,824  152,618  145,919  130,967
Impairment of long-
lived assets                    448    1,153    4,446
Operating income             56,417   50,919   40,730   24,785   60,754
Interest income, net          1,411      825    1,102    2,135    3,228
Income before provision
for income taxes             57,828   51,744   41,832   26,920   63,982
Provision for income taxes   21,976   19,145   15,687   10,304   25,592
Net income                   35,852   32,599   26,145   16,616   38,390
Earnings per share:
Basic                         $1.79    $1.66    $1.33     $.83    $1.87
Diluted                       $1.74    $1.59    $1.27     $.80    $1.75
Weighted average shares outstanding:
Basic                        20,050   19,609   19,643   19,992   20,574
Diluted                      20,652   20,486   20,590   20,745   21,892
Cash dividends per share       0.52     0.17      --       --       --

                             2004     2003     2002     2001     2000
Balance Sheet Data:
Working capital            $173,007 $154,161 $124,103 $ 96,709 $103,768
Cash                         80,014  111,102   91,549   68,966   74,608
Inventory                    47,166   44,851   43,724   30,753   42,361
Total assets                304,587  273,841  240,317  201,889  212,370
Total debt, including
current maturities                                171      383      576
Total shareholders' equity  216,528  196,334  164,902  140,894  145,636

(1)  Includes warehousing and receiving expenses.
(2) Includes one-time payments related to the transfer of the Company's fragrance and sunglass licenses during 2003.
(3) Includes a gain of $860,000 for pricing differences discovered during the Company's rotational license audits during 2002.
(4) Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.



Item 7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto that appear elsewhere in this Annual Report.

Overview

   Kenneth Cole Productions, Inc., designs, sources and markets a broad range of fashion footwear and handbags and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction and Unlisted brand names. In 2003, the Company added the Bongo trademark brand for footwear through a license agreement and introduced the Tribeca brand name during 2004. The Company's products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole.

   The Company markets its products to more than 7,500 department and specialty store locations, as well as through its Consumer Direct business, which includes an expanding base of retail and outlet stores, consumer catalogs and interactive websites, including on-line e-commerce.

   The popularity of the Kenneth Cole brand names among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements and offers through these agreements a lifestyle collection of men's product categories including tailored clothing, dress shirts, dress pants, sportswear, neckwear, briefcases, portfolios, jewelry, fragrance, belts, leather and fabric outerwear, swimwear, sunglasses, optical eyewear, watches, luggage, hosiery and small leather goods. Women's product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, optical eyewear, watches, jewelry, fragrance, swimwear, and luggage. In addition, the Company licenses boys' apparel under the Kenneth Cole Reaction brand.

   The Company recorded record revenues of $516.2 million for the year ended December 31, 2004 and diluted earnings per share grew 9.4% to $1.74 from $1.59 year over year. The Company's overall financial results for the year have improved over the prior year, primarily due to new product selection at retail, and continued success in a wide variety of license product classifications. The Company's Balance Sheet remains strong with $120.0 million in cash and marketable securities and no debt as of December 31, 2004. Additionally, the Company expects to continue its quarterly cash dividend.

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

Sales Returns and Allowances

   The Company's ability to collect factor chargebacks for deductions taken by its customers for returns, discounts, and allowances as well as potential future customer deductions is significant to its operations. The Company reserves against known chargebacks as well as potential future customer deductions based on a combination of historical activity and current market conditions. Actual results may differ from these estimates under different assumptions or conditions, which may have a significant impact on the Company's results.

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

Income Taxes

   The Company's income taxes are routinely under audit by federal, state, or local authorities. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on its annual evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures. To the extent the Company is required to pay amounts in excess of recorded income tax liabilities, the Company's effective tax rate in a given financial statement period could be materially impacted.

Litigation

   The Company is periodically involved in various legal actions arising in the normal course of business. Management is required to assess the probability of any adverse judgements as well as the potential range of any losses. Management determines the required accruals after a careful review of the facts of each significant legal action. The Company's accruals may change in the future due to new developments in these matters.

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

Results of Operations

   The following table sets forth certain operating data of the Company as a percentage of net revenues for the periods indicated below:

                                       2004    2003    2002
Net sales                              91.7%   91.8%   93.4%
Royalty revenue                         8.3     8.2     6.6
                                      ------  ------  ------
Net revenues                          100.0   100.0   100.0
Cost of goods sold                     55.2    55.2    54.3
                                      ------  ------  ------
Gross profit (1)                       44.8    44.8    45.7
Selling, general and administrative
 expenses                              33.8    33.7    35.2
Impairment of long-lived assets         0.1     0.2     1.1
                                      ------  ------  ------
Operating income                       10.9    10.9     9.4
Income before provision for income
 taxes                                 11.2    11.1     9.7
Provision for income taxes              4.3     4.1     3.7
                                      ------  ------  ------
Net income                              6.9%    7.0%    6.0%
                                      ======  ======  ======

      (1) Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Year  Ended December 31, 2004 Compared to Year Ended December 31,
  2003
   Net revenues increased $47.8 million, or 10.2%, to $516.2 million in 2004 from $468.4 million in 2003. This increase was due to revenue increases in each of the Company's business segments: Wholesale, Consumer Direct and Licensing.

   Wholesale net sales (excluding sales to the Consumer Direct business segment) increased $24.8 million, or 9.7%, to $279.4 million in 2004 from $254.6 million in 2003. This increase was attributable to improved sales across the Company's footwear brands: Kenneth Cole New York, Kenneth Cole Reaction, Bongo licensed footwear and the handbag businesses. This growth was offset by a 15.6% decline in Unlisted footwear. The Company believes that selling products under these trademark names, among others, to multiple demographics through several distribution channels has improved the Company's wholesale net sales. In addition, the improvement of sell-thrus at retail from customer acceptance also contributed to the increase, as well as the Company's initiatives in repositioning its handbag businesses. The Company will continue to focus on improving product offerings, advertising campaigns, marketing efforts, website, catalogs and growing retail presence, combined with the marketing efforts of its licensees, which it believes will be significant factors to strengthen and define its distinct brands, Kenneth Cole New York, Kenneth Cole Reaction, Unlisted and Bongo across all product classifications, thereby increasing consumer demand for the Company's brands in the future. In addition, the Company believes that the launch of Tribeca will also contribute to the Company's growth.

    Net sales in the Company's Consumer Direct segment increased $18.4 million, or 10.5%, to $194.0 million in 2004 from $175.6 million in 2003. Of the total increase, $10.7 million was attributable to new store sales in 2004 plus that portion of 2004 sales for stores not open for all of 2003, as well as an increase of $4.6 million or 2.8% in comparable store sales. The remaining sales increase of $3.1 million was primarily derived from the Company's Corporate Gift Program. The Company believes the increase in net sales in the Consumer Direct segment is due in part to the economic strengthening generally seen throughout the retail and apparel industry and direct merchandising initiatives at its outlets. In an effort to maintain, solidify, and build on the positive sales results, the Company will continue to analyze inventory, focus on products and further scrutinize consumer trends.

    Royalty revenue increased $4.6 million, or 12.0%, to $42.8 million in 2004 from $38.2 million in 2003. The increase was primarily from incremental minimum royalties from the Company's existing licensees, most significantly women's apparel and fragrance, and from the Company's new men's casual pants licensee. This was offset by a decrease in royalties from by the men's sportswear licensee. The Company believes consumers look toward brands they know and feel are compatible with their lifestyles; therefore the synergies from its efforts to reinforce its brand identities through greater marketing efforts, by itself and its licensees across all product categories, will continue to strengthen and define its brands to improve name recognition allowing growth in sales both domestically and internationally through license partners.

    Consolidated gross profit remained at 44.8%, as a percentage of net revenues, in 2004 and 2003. This was primarily a result of an increase in the percentage of revenue and higher margins contributed by the Consumer Direct segment, offset by decreased margins within the Wholesale segment. The Consumer Direct segment increased as a percentage of net revenues, to 37.6%, for the year ended December 31, 2004, from 37.5% for the year ended December 31, 2003, while the wholesale segment, which operates at a lower gross profit percentage, decreased as a percentage of net revenues to 54.1% for the year ended December 31, 2004, compared to 54.3% for the year ended December 31, 2003. Consumer Direct segment margins increased from merchandising initiatives at its outlet stores, new assortments, which focus on wear-now products that limit vulnerability of the mix of products without compromising fashion and excitement, and a reduction of point of sale promotions. Wholesale segment margins were lower from the impact the Euro had on the US dollar, which reduced initial mark-ups in the segment during the first half of 2004.

  Selling, general and administrative expenses, including warehousing and receiving ("SG&A"), increased $16.7 million, or 10.6%, to $174.5 million (or 33.8% of net revenues) in 2004 from $157.8 million (or 33.7% of net revenues) in 2003. SG&A increased slightly as a percentage of net revenues, primarily due to professional fees from the implementation and compliance with the Sarbanes-Oxley Act of 2002 and higher labor costs in the Company's Wholesale and Licensing business segments.

  The Company recorded asset impairment charges of approximately $0.5 million and $1.2 million for the years ended December 31, 2004 and 2003, respectively, for the Company's Florida Mall store, located in Orlando, Florida and the Lexington Avenue store located in New York City. This asset impairment charge equaled 0.1% of net revenues for the year ended December 31, 2004 and 0.2% of net revenues for the year ended December 31, 2003, and is included as a separate item in the Consolidated Statement of Income, within operating income. The impairment related to the write-down of the stores' leasehold improvements, furniture, and fixtures.

  Interest and other income increased to $1.4 million for the year ended December 31, 2004 from $0.8 million in 2003. The increase is the result of higher average cash balances. In addition, average short-term interest rates have increased throughout 2004 improving investment rates of returns.

  The Company's effective tax rate increased to 38.0% for the year ended December 31, 2004 from 37.0% for the year ended December 31, 2003. The increase was a result of changes in tax laws from state and local jurisdictions to which the Company's earnings are subject.

   As a result of the foregoing, net income increased $3.3 million, or 10.0%, to $35.9 million (6.9% of net revenue), which includes an asset impairment charge of $0.5 million for the year ended December 31, 2004, from $32.6 million (7.0% of net revenue), which included an asset impairment charge of $1.2 million, for the year ended December 31, 2003.

Year  Ended December 31, 2003 Compared to Year Ended December 31,
  2002
   Net revenues increased $35.3 million, or 8.2%, to $468.4 million in 2003 from $433.0 million in 2002. This increase was due to revenue increases in each of the Company's business segments: Wholesale, Consumer Direct and Licensing.

   Wholesale net sales (excluding sales to the Consumer Direct business segment) increased $17.4 million or 7.3% to $254.6 million in 2003 from $237.2 million in 2002. This increase was attributable to improved sales across the Company's footwear brands: Kenneth Cole New York, Kenneth Cole Reaction and Unlisted and the additional sales of Bongo licensed footwear, offset by a decline in the handbag business. Footwear net sales increased 15.3% for the year ended December 31, 2003 compared to 2002, while handbag net sales decreased 36.5% for the year ended December 31, 2003 compared to 2002. The footwear businesses increased sales from improved sell-thrus, but were partially offset by the tightening of inventory levels by certain major Company customers, while the Company commenced a major initiative to reposition its handbag business. The associated distribution and merchandising have resulted in creating the current short-term sales reduction. In the longer term, however, the Company believes these initiatives will produce a stronger business and a corner stone of the brands. The Company believes its focus on improving product offerings, advertising campaigns, marketing efforts, website, catalogs and growing retail presence, combined with the marketing efforts of its licensees, will be significant factors to strengthen and define its distinct brands, Kenneth Cole New York, Kenneth Cole Reaction, Unlisted and Bongo across all product classifications, thereby increasing consumer demand for the Company's brands in the future.

   Net sales in the Company's Consumer Direct segment increased $8.5 million, or 5.1% to $175.6 million in 2003 from $167.1 million in 2002. Of the total increase, $7.5 million was attributable to new store sales in 2003 and that portion of 2003 sales for stores not open for all of 2002, as well as an increase of $0.9 million or 0.6% in comparable store sales. The remaining increase was primarily derived from additional Internet sales. The Company believes the increase in comparable store sales was a result of its efforts to adapt its product offerings to better reflect current consumer demands, as well as a general improvement in the economic climate. In an effort to maintain, solidify, and build on the positive sales results, the Company will continue to analyze inventory, focus on products and further scrutinize consumer trends.

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

   Consolidated gross profit as a percentage of net revenues decreased to 44.8% in 2003 from 45.7% in 2002. The decrease was primarily due to lower margins in the Company's Wholesale segment, offset by a greater portion of gross profit, as a percentage of net revenues, by the Licensing segment. The Wholesale gross margin percentage eroded primarily as a result of poor sell-thrus from the restructuring initiatives in the handbag business and the weakened US dollar compared to the Euro, while licensing revenue, which has nominal associated cost of goods, increased as a percentage of net revenues to 8.4% for the year ended December 31, 2003 from 6.8% for the year ended December 31, 2002. The Wholesale segment, which operates at a lower gross profit level than the Consumer Direct segment, decreased its percentage of net revenue to 54.1% for the year ended December 31, 2003 from 54.6% for the year ended December 31, 2002, while the Consumer Direct segment as a percentage of net revenue decreased to 37.5% for the year ended December 31, 2003 from 38.6% for the year ended December 31, 2002. The Consumer Direct margin fell slightly compared to the year ended December 31, 2002.

  Selling, general and administrative expenses, including warehousing and receiving ("SG&A"), increased $5.2 million, or 3.4% to $157.8 million (or 33.7% of net revenues) in 2003 from $152.6 million (or 35.2% of net revenues) in 2002. The decrease as a percentage of net revenues was derived primarily from the economies of scale over the Company's fixed base of general and administrative costs offset by higher labor costs within all three segments. The decrease is further attributable to the continued focus on the Company's on going cost-containment program.

  The Company recorded an asset impairment charge of $1.2 million and $4.4 million for the year ended December 31, 2003 and 2002, respectively, for the Company's Lexington Avenue and Rockefeller Center stores located in New York City. This asset impairment charge equaled 0.2% of net revenues for the year-end December 31, 2003 and 1.1% of net revenues for the year-end December 31, 2002, was included within operating income.

  Interest  and  other income decreased to $0.8 million  in  2003 from $1.1 million in 2002. The decrease was due to lower average short-term interest rates.

  The Company's effective tax rate decreased to 37.0% for the year ended December 31, 2003 from 37.5% in the corresponding period last year. The decrease was due to the relative level of earnings in the various state and local taxing jurisdictions to which the Company's earnings are subject.

   As a result of the foregoing, net income increased $6.5 million, or 24.7% to $32.6 million (7.0% of net revenue) including an asset impairment charge of $1.2 million for the year ended December 31, 2003 from $26.1 million (6.0% of net revenue) including an asset impairment charge of $4.4 million and a gain of $860,000 included in gross profit for the year ended December 31, 2002.

New Accounting and Tax Developments

   In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R ("SFAS 123R"), Share-Based Payment. SFAS 123R requires the Company to measure compensation cost for all share-based payments at fair value for interim and annual periods beginning after June 15, 2005. The Company is currently evaluating the requirements and impact of SFAS 123R on the Company's consolidated financial statements.

  In October 2004, Internal Revenue Code Section 965 was enacted as part of the American Job Creation Act. This is a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate provided that specified conditions and restrictions are satisfied. In addition, FASB Staff Position FAS 109-2 was issued to provide accounting and disclosure evidence relating to the repatriation provision. The Company believes the range of reasonably possible amounts of unremitted earnings that is being considered for repatriation, as a result of this provision, is between $7 and $12 million. The related reduction in income tax expense is expected to be $1 to $2.5 million. The Company expects to adopt this repatriation plan in the second half of 2005.


Liquidity and Capital Resources

   The Company's cash requirements are generated primarily from working capital needs, retail expansion, enhanced technology, and other corporate activities. The Company primarily relies upon internally generated cash flows from operations to finance its operations and growth; however, it also has the ability to borrow up to $25.0 million under its line of credit. Cash flows may vary from time to time as a result of seasonal requirements of inventory, the timing of the delivery of merchandise to customers and the level of accounts receivable and payable balances. At December 31, 2004, working capital was $173.0 million compared to $154.2 million at December 31, 2003.

  Net cash provided by operating activities was $37.9 million in 2004 compared to $32.9 million in 2003. This increase was primarily attributable to increased earnings offset by the timing of various payables and receivables, as well as, the increase in the Company's deferred rent obligations.

  Net cash used in investing activities was $50.0 million in 2004 compared to $9.5 million in 2003. This was primarily due to the purchase of $40.0 million of marketable securities in 2004. Capital expenditures were approximately $10.1 million, $9.5 million and $7.3 million for 2004, 2003, 2002, respectively. Expenditures on furniture, fixtures, and leasehold improvements for new retail store openings and expansions were $6.9 million, $4.6 million and $3.9 million in 2004, 2003, and 2002, respectively. The remaining expenditures were primarily for leasehold improvements for the renovation of the Company's corporate headquarters and administrative offices and information system enhancements.

  Net cash used in financing activities was $19.0 million in 2004 compared to $3.8 million in 2003. This is principally attributable to the Company's payment of cash dividends of approximately $10.5 million to Class A and B Common Stock shareholders in 2004, offset by proceeds of $5.2 million received for stock option exercises. In addition, the Company used $13.9 million to purchase 500,000 of its shares in 2004 compared to $4.5 million it used to purchase 200,000 shares in 2003. As of December 31, 2004, the Company has 861,600 shares available to be repurchased.

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





    The   Company's   material  obligations   under   contractual
agreements, primarily commitments for future payments under operating lease agreements as of December 31, 2004 are summarized as follows:

                              Payments Due by Period

                                  1 year       2-3        4-5      After 5
                    Total        or less      years      years      years
Operating Leases
 and Other
 Obligations     $236,330,000 $27,173,000 $75,931,000 $44,056,000 $89,170,000

Purchase
 Obligations       49,396,000  49,396,000
                 ------------ ----------- ----------- ----------- -----------
Total Contractual
 Obligations     $285,726,000 $76,569,000 $75,931,000 $44,056,000 $89,170,000
                 ============ =========== =========== =========== ===========

   The Company currently has a line of credit, as amended, under which up to $25.0 million is available to finance working capital requirements and letters of credit to finance the Company's inventory purchases. Borrowings available under the line of credit are determined by a specified percentage of eligible accounts receivable and inventories and bear interest at (i) the higher of The Bank of New York's prime lending rate or the Federal Funds rate plus 0.5% at the date of borrowing or (ii) a negotiated rate. In connection with the line of credit, the Company has agreed to eliminate all the outstanding borrowings under the facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain receivables of the Company. The Company had no outstanding advances during 2004 and 2003 under this line of credit, however amounts available under the line were reduced by $0.1 million open letters of credit and $6.6 million standby letters of credit to $18.3 million at December 31, 2004.

  During 2005, the Company anticipates opening or expanding approximately 8 to 13 retail and outlet stores. These new and expanded stores will require approximately $10.0 million in aggregate capital expenditures and initial inventory requirements. The Company also anticipates that it will require increased capital expenditures to support its information systems over its historical spend.

   In 2004, the Company entered into an agreement to purchase the office building that it is currently leasing for its corporate headquarters in New York City providing approximately 119,500 square feet of office space for approximately $24 million. The closing date must occur by May 2006, the specific timing to be determined by the parties, based on the ability of the current landlord to satisfy certain terms and conditions. The Company has incurred approximately $17.8 million in capital expenditures and expects to expend another $2 million within the next year related to this location.

   Also in 2004, the Company entered into a 10-year lease for its administrative offices located in New Jersey, for which it incurred approximately $1.0 million in capital improvements and furniture expenditures during 2004.

   The Company believes that it will be able to satisfy its current expected cash requirements for 2005, including requirements for its retail expansion, corporate and administrative office build-outs, the purchase of the New York City corporate headquarters, enhanced information systems and the payments of its quarterly cash dividend, primarily with cash flow from operations.

Exchange Rates

  The Company routinely enters into forward exchange contracts for its future purchases of inventory denominated in foreign currencies, primarily the Euro. At December 31, 2004, forward exchange contracts with a notional value totaling $24.0 million were outstanding with settlement dates ranging from January 2005 through August 2005. Gains and losses on forward exchange contracts that are used for hedges are accounted for on the balance sheet as inventory and an adjustment to equity, and are subsequently accounted for as part of the purchase price of the inventory upon execution of the contract. At December 31, 2004, the unrealized gain on these outstanding forward contracts is approximately $553,000, net of taxes. The Company expects to continue to routinely enter into additional foreign exchange contracts throughout the year. While the Company believes that its current procedures with respect to the reduction of risk associated with currency exchange rate fluctuations are adequate, there can be no assurance that such fluctuations will not have a material adverse effect on the results of operations of the Company in the future.

  Inventory from contract manufacturers in the Far East and Brazil are purchased in United States dollars and the recent fluctuations of many of these currencies against the United States dollar has not had any material adverse impact on the Company. However, future purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturer, which may affect the Company's cost of goods in the future. The Company does not believe the potential effects of such fluctuations would have a material adverse effect on the Company.

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

   At December 31, 2004, the Company had forward exchange contracts totaling with notional values $24.0 million, which resulted in an unrealized gain of approximately $553,000, net of taxes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. A two or less percentage point increase in interest rates effecting the Company's credit facility would not have had a material effect on the Company's 2004 and 2003 net income.

Item 8. Financial Statements and Supplementary Data

   See page F-1 for an index to the consolidated financial statements, the Report of Management and the Reports of the Registered Public Accounting Firm submitted as part of this Annual Report.

Item  9.    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure

  None.

Item 9a.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

  As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 2004, as amended) and, have concluded that the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

   The Company's Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, Management concluded that internal control over financial reporting was effective as of December 31, 2004.

   Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

   There were no significant changes in the Company's internal controls or in other factors as of the end of the period covered by this report that could significantly affect those controls subsequent to the end of the period.


Item 9b. Other Information

        None.

                              PART III

Item 10.  Directors and Executive Officers of the Registrant

   Except for the information regarding directors and executive officers of the registrant, which is included in Part I, the information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 26, 2005 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

   The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 26, 2005 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and is incorporated herein by reference in response to this item.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management and Related Stockholder Matters

   The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 26, 2005 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

   The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 26, 2005 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, and is incorporated herein by reference in response to this item.

Item 14.  Principal Accountant Fees and Services

   The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 26, 2005 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and is incorporated herein by reference in response to this item.

                             PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) See page F-1 for an index to the consolidated financial statements submitted as part of this Annual Report.

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

        (3) The following exhibits are included in this report:

Exhibit
  No.
                            Description

3.01       -Restated Certificate of Incorporation of Kenneth
     Cole Productions, Inc.; Certificate of Merger of Cole Fifth Avenue, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Productions, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Sunset, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Union Street, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole West, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Kenneth Cole Woodbury, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Kenneth Cole Leather Goods, Inc. into Kenneth Cole
     Productions, Inc.; Certificate of Merger of Unlisted into Kenneth Cole Productions, Inc. (Incorporated by reference to Exhibit 3.01 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
     3.02       -By-laws. (Incorporated by reference  to  Exhibit
     3.02 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
     4.01 -Specimen of Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
10.01 -Tax Matters Agreement, dated as of June 1, 1994, among Kenneth Cole Productions, Inc., Kenneth D. Cole, Paul Blum and Stanley A. Mayer. (Incorporated by reference to
     Exhibit 10.01 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
10.02Term  Loan Agreement, dated as of May 26, 1994, by and among
     Kenneth       Cole      Productions,      Inc.,      Kenneth
     Cole Leather Goods, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of New York; Promissory Notes, dated May 26, 1994, issued by each of Kenneth Cole Leather Goods, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. to The Bank of New York; Shareholder Guaranty by and between Kenneth D. Cole and The Bank of New York, dated as of May 26, 1994; Subordination Agreement by and among Kenneth D. Cole, Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of New York, dated as of April 13, 1994; Reinvestment Agreement by and among Kenneth D. Cole, Kenneth Cole Productions, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of New York, dated as of May 26, 1994; Amendment No. 1 to the Term Loan Agreement and the Reinvestment Agreement by and among Kenneth D. Cole, Kenneth Cole Productions, Inc., Cole West, Inc., Kenneth Cole Woodbury, Inc., Cole
     Fifth Avenue, Inc., Cole Union Street, Inc., Kenneth Cole Financial Services, Inc. and The Bank of New York, dated as of May 31, 1994. (Incorporated by reference to Exhibit
     10.02 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).


10.03-Line  of  Credit Letter, dated January 13, 1994,  from  The
     Bank of New York to Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc.; $7,500,000 Promissory Note, dated February 1, 1994 by Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc. issued to The Bank of New York; Letter Agreement, dated December 16, 1993, between The Bank of New York and Kenneth Cole Productions, Inc., Unlisted, Inc., Kenneth Cole Leather Goods, Inc., Cole Productions, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc.,
     Cole Woodbury, Inc., Cole Sunset, Inc. and Cole Fifth Avenue, Inc.; General Guarantees, dated December 16, 1993, in favor of The Bank of New York by Kenneth Cole Leather Goods, Inc. for Unlisted, Inc., by Kenneth Cole Leather
     Goods,   Inc.  for  Kenneth  Cole  Productions,   Inc.,   by
     Unlisted,  Inc.  for  Kenneth  Cole  Productions,  Inc.,  by
     Unlisted, Inc. for Kenneth Cole Leather Goods, Inc., by Kenneth Cole Productions, Inc. for Kenneth Cole Leather Goods, Inc., and by Kenneth Cole Productions, Inc. for Unlisted, Inc.; General Loan and Security Agreements, dated December 16, 1993, between The Bank of New York and each of Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc.; and Personal Guarantees of Mr.
     Kenneth D. Cole, dated December 16, 1993, in favor of The Bank of New York for Kenneth Cole Productions, Inc.,
     Unlisted,   Inc.  and  Kenneth  Cole  Leather  Goods,   Inc.
     (Incorporated  by  reference  to  Exhibit   10.03   to   the
     Company's  Registration Statement on Form S-1,  Registration
     No. 33-77636).
                Line  of  Credit Letter, dated December  9,  1994
     from The Bank of New York to Kenneth Cole Productions, Inc.; $7,500 Promissory Note, dated December 15, 1994 by Kenneth Cole Productions, Inc. issued to The Bank of New
     York;  Letter of Termination of Personal Guarantees  of  Mr.
     Kenneth D. Cole, dated December 8, 1994, in favor of The Bank of New York for Kenneth Cole Productions, Inc.,
     Unlisted,   Inc.  and  Kenneth  Cole  Leather  Goods,   Inc.
     (Incorporated  by  reference  to  Exhibit   10.03   to   the
     Company's 1994 Form 10-K).
10.03A     -$10,000  Promissory  Note, dated  July  31,  1995  by
     Kenneth  Cole Productions, Inc. issued to The  Bank  of  New
     York.   (Previously   filed  as  Exhibit   10.03A   to   the
     Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
*10.04     -Kenneth  Cole  Productions, Inc.  1994  Stock  Option
     Plan. (Incorporated by reference to Exhibit 10.04 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
*10.05     -Employment  Agreement, dated as of  April  30,  1994,
     between Kenneth Cole Productions, Inc. and Kenneth D.  Cole.
     (Incorporated  by  reference  to  Exhibit   10.05   to   the
     Company's  Registration Statement on Form S-1,  Registration
     No. 33-77636).
*10.06     -Employment  Agreement, dated as of  April  30,  1994,
     between  Kenneth  Cole  Productions,  Inc.  and  Paul  Blum.
     (Incorporated  by  reference  to  Exhibit   10.06   to   the
     Company's  Registration Statement on Form S-1,  Registration
     No. 33-77636).
*10.07  -Employment Agreement, dated as of  April  30,
     1994, between Kenneth Cole Productions, Inc. and Stanley A. Mayer; Stock Option Agreement dated as of March 31, 1994 between Kenneth Cole Productions, Inc. and Stanley A. Mayer. (Incorporated by reference to Exhibit 10.07 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
                Stock Option Agreement dated as of June 1,  1994,
     between Kenneth Cole Productions, Inc. and Stanley A. Mayer; Stock Option Agreement dated as of July 7, 1994, between Kenneth Cole Productions, Inc. and Stanley A. Mayer
     (Incorporated  by  reference  to  Exhibit   10.07   to   the
     Company's 1994 Form 10-K).
10.08      -Collective Bargaining Agreement by  and  between
     the New York Industrial Council of the National Fashion Accessories Association, Inc. and Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, dated as of April 25, 1987; Memorandum of Agreement by and between the
     New   York  Industrial  Council  of  the  National   Fashion
     Accessories Association, Inc. and Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union,
     dated  as  of  June 16, 1993. (Incorporated by reference  to
     Exhibit 10.08 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).
10.09-Memorandum  of  Agreement between the New  York  Industrial
     Council of the National Fashion Accessories Association Inc. and Local 1 Leather Goods, Plastics, Handbags, and Novelty Workers Union, Division of Local 342-50 United Food and Commercial Workers Union (Previously filed as Exhibit
     10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).
*10.10           Employment   Agreement  between   Kenneth   Cole
     Productions,  Inc.,  and  Paul Blum.  (Previously  filed  as
     Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).
10.11      Sublease  Agreement,  dated  June  17,  1996,  between
     Kenneth   Cole   Productions,   Inc.   and   Liz   Claiborne
     Accessories,  Inc.  (Incorporated by  reference  to  Exhibit
     10.11 to the Company's 1996 Form 10-K).
*10.12          Amended  and  Restated Kenneth Cole  Productions,
     Inc.  1994 Stock Option Plan (Previously filed as an Exhibit to the Registrant's Proxy Statement filed on April 22, 1997 and incorporated herein by reference).
*10.13           Employment   Agreement  between   Kenneth   Cole
     Productions, Inc. and Susan Hudson (Previously filed as an Exhibit to the Company's 1997 Form 10-K).
10.14 Lease Agreement, dated December 17, 1998, between Kenneth Cole Productions, Inc. and SAAR Company, LLC. (Previously filed as Exhibit 10.14 to the Registrants Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference).
10.15         Common Stock Purchase Agreement, dated July 20,
    1999, between Liz Claiborne, Inc. and Kenneth Cole Productions, Inc. (Previously filed as Exhibit 10.01 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
10.16          Registration Rights Agreement, dated July 20,
    1999, between Liz Claiborne, Inc. and Kenneth Cole Productions, Inc. (Previously filed as Exhibit 10.02 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
10.17 License Agreement, dated July 20, 1999, by and between L.C.K.L., LLC and K.C.P.L., Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment and been filed separately with the Securities and Exchange Commission. Such portions are designated by a "*". (Previously filed as Exhibit 10.03 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30,
    1999).
 10.18          Amended and Restated Employment Agreement,  dated
     as of September 1, 2000, between Kenneth Cole Productions, Inc. and Paul Blum (Previously filed as Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).
 10.19 Kenneth Cole Productions, Inc. Employee Stock Purchase Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 Registration No. 33-31868, filed on March 7, 2000.)
 10.20           Kenneth   Cole  Productions,  Inc.  2004   Stock
     Incentive Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 Registration No. 333-119101, filed on September 17, 2004.
+    21.01         List of Subsidiaries
+23.01           Consent   of   Independent   Registered   Public
     Accounting Firm
+31.1       Certification of Chief Executive Officer pursuant  to
    Securities Exchange Act   Rule   13a-14   and   15d-14,    as
    adopted pursuant to Section 302 of the Sarbanes-Oxley Act  of
    2002
+31.2           Certification of Chief Financial Officer pursuant
    to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32.1       Certification of Chief Executive Officer pursuant  to
    18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2       Certification of Chief Financial Officer pursuant  to
    18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________________
* Management contract or compensatory plan or arrangement required to be identified pursuant to Item 14(a) of this report.
+         Filed herewith.

(b) See Item 15(a) (3) above for a listing of the exhibits included as a part of this report.

(c)  See Items 15(a)(1) and 15(a)(2) above.

         Kenneth Cole Productions, Inc. and Subsidiaries

           Index to Consolidated Financial Statements


                                                               Page

Reports of Independent Registered Public Accounting Firm       F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003   F-5

Consolidated Statements of Income for the years ended
 December 31, 2004, 2003 and 2002                              F-7

Consolidated Statements of Changes in Shareholders' Equity
 for the years ended December 31, 2004, 2003 and 2002          F-8

Consolidated Statements of Cash Flows for the years ended
 December 31, 2004, 2003 and 2002                              F-9

Notes to Consolidated Financial Statements                     F-10

Report of Independent Registered Public Accounting Firm


To  The  Board  of  Directors and Shareholders  of  Kenneth  Cole
Productions, Inc.

     We have audited the accompanying consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kenneth Cole Productions, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kenneth Cole Productions, Inc. and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion thereon.


                                       /s/ Ernst & Young LLP


New York, New York

February 23, 2005

      Report of Independent Registered Public Accounting Firm

To  The  Board  of  Directors and Shareholders  of  Kenneth  Cole
Productions, Inc.


   We have audited management's assessment, included in the accompanying Management's Report on Internal Control over
Financial Reporting appearing in Item 9a, that Kenneth Cole Productions, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

   We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

   A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

   Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

   In our opinion, management's assessment that Kenneth Cole Productions, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kenneth Cole Productions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

   We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2004 and our report dated February 23, 2005 expressed an unqualified opinion thereon.



                                    /s/ Ernst & Young LLP


New York, New York

February 23, 2005

         Kenneth Cole Productions, Inc. and Subsidiaries

                   Consolidated Balance Sheets
                                                   December 31,
                                                 2004        2003
Assets
Current assets:
Cash and cash equivalents                      $ 80,014,000 $111,102,000
Marketable securities                            40,000,000       -
Due from factors                                 34,936,000   31,487,000
Accounts receivable, less allowance for
 doubtful accounts of $302,000 and $475,000      16,978,000   11,254,000
Inventories                                      47,166,000   44,851,000
Prepaid expenses and other current assets         2,664,000    1,343,000
Deferred taxes, net                               3,136,000    2,063,000
                                               ------------ ------------
Total current assets                            224,894,000  202,100,000

Property and equipment-at cost, less
 Accumulated depreciation and amortization       38,510,000   36,755,000

Other assets:
 Deferred taxes, net                              9,625,000    8,989,000
 Deposits and sundry                              8,826,000    7,614,000
 Deferred compensation plans assets              22,732,000   18,383,000
                                               ------------ ------------
Total other assets                               41,183,000   34,986,000
                                               ------------ ------------
Total Assets                                   $304,587,000 $273,841,000
                                               ============ ============


  See accompanying notes to consolidated financial statements.

         Kenneth Cole Productions, Inc. and Subsidiaries

             Consolidated Balance Sheets (continued)
                                                     December 31,
                                                   2004        2003
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable                               $ 35,767,000 $ 33,847,000
Accrued expenses and other current liabilities    8,947,000    8,358,000
Deferred income                                   2,920,000    2,795,000
Income taxes payable                              4,253,000    2,939,000
                                               ------------ ------------
Total current liabilities                        51,887,000   47,939,000

Accrued rent and other long term liabilities     13,440,000   11,185,000
Deferred compensation plans liabilities          22,732,000   18,383,000

Commitments and contingencies

Shareholders' Equity:
Series A Convertible Preferred Stock, par
 value $1.00, 1,000,000 shares authorized,
 none outstanding
Class A Common Stock, par value $.01,
 20,000,000 shares authorized; 15,054,845
 and 14,534,791 issued and outstanding as
 of December 31, 2004 and 2003, respectively        150,000      145,000
Class B Convertible Common Stock, par value
 $.01, 9,000,000 shares authorized; 8,055,497
 and 8,168,497 issued and outstanding as of
 December 31, 2004 and 2003, respectively            81,000       82,000
Additional paid-in capital                       78,417,000   69,992,000
Accumulated other comprehensive income            1,053,000      751,000
Retained Earnings                               216,983,000  191,585,000
                                               ------------ ------------
                                                296,684,000  262,555,000
Class A Common Stock in treasury, at cost,
3,388,400 and 2,888,400 shares as of
December 31, 2004 and 2003, respectively        (80,156,000) (66,221,000)
                                               ------------ ------------
Total Shareholders' Equity                      216,528,000  196,334,000
                                               ------------ ------------
Total Liabilities and Shareholders' Equity     $304,587,000 $273,841,000
                                               ============ ============

  See accompanying notes to consolidated financial statements.

         Kenneth Cole Productions, Inc. and Subsidiaries

                Consolidated Statements of Income

                                          Year ended December 31,
                                      2004         2003         2002
Net sales                         $473,438,000 $430,101,000 $404,336,000
Royalty revenue                     42,763,000   38,252,000   28,713,000
                                  ------------ ------------ ------------
Net revenue                        516,201,000  468,353,000  433,049,000
Cost of goods sold                 284,817,000  258,457,000  235,255,000
                                  ------------ ------------ ------------
Gross profit                       231,384,000  209,896,000  197,794,000

Selling, general, and
 administrative expenses           174,519,000  157,824,000  152,618,000
Impairment of long-lived assets        448,000    1,153,000    4,446,000
                                  ------------ ------------ ------------
Operating income                    56,417,000   50,919,000   40,730,000
Interest and other income, net       1,411,000      825,000    1,102,000
                                  ------------ ------------ ------------
Income before provision for
 income taxes                       57,828,000   51,744,000   41,832,000
Provision for income taxes          21,976,000   19,145,000   15,687,000
                                  ------------ ------------ ------------
Net income                        $ 35,852,000 $ 32,599,000 $ 26,145,000
                                  ============ ============ ============

Earnings per share:
     Basic                               $1.79        $1.66        $1.33
     Diluted                             $1.74        $1.59        $1.27

Dividends declared per share             $0.52        $0.17

Shares used to compute earnings per share:
     Basic                          20,050,000   19,609,000   19,643,000
     Diluted                        20,652,000   20,486,000   20,590,000


  See accompanying notes to consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                       Class A             Class B
                                     Common Stock        Common Stock
                                   Number              Number
                                  of Shares  Amount   of Shares  Amount
Balance at 12/31/01              13,626,584 $136,000  8,498,097  $85,000

Net Income
Translation adjustment,
 Foreign currency, net
  of taxes $(73,000)
 Forward contracts, net
  of taxes $205,000

Comprehensive income
Exercise of stock options
 Related tax benefit $974,000       142,952    2,000
Issuance of Class A
 Stock for ESPP                      14,681
Purchase of Class A Stock
Conversion of Class B to
 Class A common stock               137,600    1,000   (137,600)  (1,000)
                                 -----------------------------------------
Balance at 12/31/02              13,921,817  139,000  8,360,497   84,000

Net Income
Translation adjustment,
 Foreign currency, net
  of taxes $(69,000)
 Forward contracts, net
  of taxes $126,000

Comprehensive income
Exercise of stock options
 Related tax benefit $2,370,000     408,368    4,000
Issuance of Class A
 Stock for ESPP                      12,606
Dividends paid on
 common stock
Purchase of Class A Stock
Conversion of Class B to
 Class A common stock               192,000    2,000   (192,000)  (2,000)
                                 -----------------------------------------
Balance at 12/31/03              14,534,791  145,000  8,168,497   82,000

Net Income
Translation adjustment,
 Foreign currency, net
  of taxes $199,000
 Forward contracts, net
  of taxes $(32,000)
Unrealized gain on available
 for sale security, net of
 taxes $18,000

Comprehensive income
Exercise of stock options
 Related tax benefit $3,031,000     398,113    4,000
Issuance of Class A
 Stock for ESPP                       8,941
Dividends paid on
 common stock
Purchase of Class A Stock
Conversion of Class B to
 Class A common stock               113,000    1,000   (113,000)  (1,000)
                                 -----------------------------------------
Balance at 12/31/04              15,054,845 $150,000  8,055,497  $81,000
                                 =========================================

                                                Accumulated
                                   Additional      Other
                                    Paid-In    Comprehensive   Retained
                                    Capital        Income      Earnings
Balance at 12/31/01                $61,273,000   $  434,000   $136,099,000

Net Income                                                      26,145,000
Translation adjustment,
 Foreign currency, net
  of taxes $(73,000)                               (121,000)
 Forward contracts, net
  of taxes $205,000                                 341,000

Comprehensive income
Exercise of stock options
 Related tax benefit $974,000        1,994,000
Issuance of Class A
 Stock for ESPP                        209,000
Purchase of Class A Stock
Conversion of Class B to
 Class A common stock
                                   -----------------------------------------
Balance at 12/31/02                 63,476,000      654,000    162,244,000

Net Income                                                      32,599,000
Translation adjustment,
 Foreign currency, net
  of taxes $(69,000)                               (118,000)
 Forward contracts, net
  of taxes $126,000                                 215,000

Comprehensive income
Exercise of stock options
 Related tax benefit $2,370,000      6,304,000
Issuance of Class A
 Stock for ESPP                        212,000
Dividends paid on
 common stock                                                   (3,258,000)
Purchase of Class A Stock
Conversion of Class B to
 Class A common stock
                                   -----------------------------------------
Balance at 12/31/03                 69,992,000      751,000    191,585,000

Net Income                                                      35,852,000
Translation adjustment,
 Foreign currency, net
  of taxes $199,000                                 325,000
 Forward contracts, net
  of taxes $(32,000)                                (53,000)
Unrealized gain on available
 for sale security, net of
 taxes $18,000                                       30,000

Comprehensive income
Exercise of stock options
 Related tax benefit $3,031,000      8,204,000
Issuance of Class A
 Stock for ESPP                        221,000
Dividends paid on
 common stock                                                  (10,454,000)
Purchase of Class A Stock
Conversion of Class B to
 Class A common stock
                                   -----------------------------------------
Balance at 12/31/04                $78,417,000   $1,053,000   $216,983,000
                                   =========================================

                                       Treasury Stock
                                     Number
                                   of Shares     Amount            Total
Balance at 12/31/01              (2,488,400)   $(57,133,000)  $140,894,000

Net Income                                                      26,145,000
Translation adjustment,
 Foreign currency, net
  of taxes $(73,000)                                              (121,000)
 Forward contracts, net
  of taxes $205,000                                                341,000
                                                               -----------
Comprehensive income                                            26,365,000
Exercise of stock options
 Related tax benefit $974,000                                    1,996,000
Issuance of Class A
 Stock for ESPP                                                    209,000
Purchase of Class A Stock          (200,000)     (4,562,000)    (4,562,000)
Conversion of Class B to
 Class A common stock
                                -------------------------------------------
Balance at 12/31/02              (2,688,400)    (61,695,000)   164,902,000

Net Income                                                      32,599,000
Translation adjustment,
 Foreign currency, net
  of taxes $(69,000)                                              (118,000)
 Forward contracts, net
  of taxes $126,000                                                215,000
                                                               -----------
Comprehensive income                                            32,696,000
Exercise of stock options
 Related tax benefit $2,370,000                                  6,308,000
Issuance of Class A
 Stock for ESPP                                                    212,000
Dividends paid on
 common stock                                                   (3,258,000)
Purchase of Class A Stock          (200,000)     (4,526,000)    (4,526,000)
Conversion of Class B to
 Class A common stock
                                -------------------------------------------
Balance at 12/31/03              (2,888,400)    (66,221,000)   196,334,000

Net Income                                                      35,852,000
Translation adjustment,
 Foreign currency, net
  of taxes $199,000                                                325,000
 Forward contracts, net
  of taxes $(32,000)                                               (53,000)
Unrealized gain on available
 for sale security, net of
 taxes $18,000                                                      30,000
                                                               -----------
Comprehensive income                                            36,154,000
Exercise of stock options
 Related tax benefit $3,031,000                                  8,208,000
Issuance of Class A
 Stock for ESPP                                                    221,000
Dividends paid on
 common stock                                                  (10,454,000)
Purchase of Class A Stock          (500,000)    (13,935,000)   (13,935,000)
Conversion of Class B to
 Class A common stock
                                -------------------------------------------
Balance at 12/31/04              (3,388,400)   $(80,156,000)  $216,528,000
                                ===========================================

          See accompanying notes to consolidated financial statements.

            Kenneth Cole Productions, Inc. and Subsidiaries
                 Consolidated Statements of Cash Flows
                                           For the years ended December 31,
                                           2004          2003          2002
Cash flows from operating
activities
Net income                             $ 35,852,000 $ 32,599,000 $ 26,145,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation                              7,844,000    7,604,000    7,307,000
Impairment of long-lived assets             448,000    1,153,000    4,446,000
Unrealized (gain) loss on deferred
 compensation plans                      (1,127,000)  (2,543,000)   1,526,000
Realized gain on sale of property
and equipment                               (14,000)       -            -
Provision for doubtful accounts             227,000      262,000      244,000
Benefit for deferred taxes               (1,709,000)    (399,000)  (3,170,000)
Tax benefit from stock options            3,031,000    2,370,000      974,000
Changes in operating assets and liabilities:
 Increase in due from factors            (3,449,000)    (601,000)  (2,597,000)
 Increase in accounts receivable         (5,951,000)  (3,632,000)  (1,397,000)
 Increase in inventories                 (2,368,000)    (912,000) (12,630,000)
 Increase in prepaid expenses and
  other current assets                   (1,321,000)    (269,000)    (201,000)
 Increase in other assets and deferred
  compensation assets                    (4,404,000)  (4,909,000)  (1,764,000)
 Increase (decrease) in income
  taxes payable                           1,314,000   (3,301,000)   3,991,000
 Increase in accounts payable             1,920,000      213,000    7,702,000
 Increase (decrease) in deferred income,
  accrued expenses and other
  current liabilities                     1,044,000   (2,812,000)     484,000
Increase in other non-current liabilities 6,604,000    8,067,000    2,345,000
                                        -----------  -----------  -----------
Net cash provided by operating
 activities                              37,941,000   32,890,000   33,405,000

Cash flows from investing activities
Acquisition of property and equipment   (10,101,000)  (9,510,000)  (7,268,000)
Proceeds from sale of property and
 Equipment                                   68,000
Purchases of marketable securities      (40,000,000)        -           -
                                        -----------  -----------  -----------
Net cash used in investing activities   (50,033,000)  (9,510,000)  (7,268,000)

Cash flows from financing activities
Proceeds from exercise of stock options   5,177,000    3,938,000    1,022,000
Proceeds from issuance of stock
 from employee purchase plan                221,000      212,000      209,000
Principal payments of capital
 lease obligations                                      (171,000)    (212,000)
Dividends paid to shareholders          (10,454,000)  (3,258,000)
Purchase of treasury stock              (13,935,000)  (4,526,000)  (4,562,000)
                                        -----------  -----------  -----------
Net cash used in financing activities   (18,991,000)  (3,805,000)  (3,543,000)
Effect of exchange rate changes on cash      (5,000)     (22,000)     (11,000)
                                        -----------  -----------  -----------
Net (decrease)/increase in cash
 and cash equivalents                   (31,088,000)  19,553,000   22,583,000
Cash and cash equivalents,
 beginning of year                      111,102,000   91,549,000   68,966,000
                                        -----------  -----------  -----------
Cash and cash equivalents, end of year $ 80,014,000 $111,102,000 $ 91,549,000
                                        ===========  ===========  ===========

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest                                    $27,000      $40,000      $35,000
Income taxes                            $19,341,000  $20,583,000  $14,757,000

     See accompanying notes to consolidated financial statements.

         Kenneth Cole Productions, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements

Note A  - Summary of Significant Accounting Policies

1.  Description of business

   Kenneth Cole Productions, Inc. and its subsidiaries (the "Company") designs, sources and markets a broad range of quality footwear and handbags, and through license agreements, designs and markets men's, women's and children's apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, and beginning in 2004, Tribeca, brands for the fashion conscious consumer. In 2003, the Company added the Bongo trademark for footwear through a license agreement. The Company markets its products for sale to more than 7,500 department stores and specialty store locations in the United States and in several foreign countries, through its retail and outlet store base, and its interactive website. The Company also distributes consumer catalogs that feature a variety of Kenneth Cole New York and Kenneth Cole Reaction branded products.

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


5.  Marketable securities

      During 2004, the Company began investing in auction rate securities, which are associated with municipal bond offerings, and have maturity dates ranging from approximately 2023 to 2038. Beginning in the fourth quarter of 2004, the Company began accounting for these investments as marketable securities, and has classified them as available for sale securities under SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities"("SFAS 115"). They are recorded at fair value, and are reset and repurchased every 7 to 35 days, based on the Company's cash needs. The purchase of these securities is included in the accompanying
Statement of Cash Flows as an investing activity. Interest earned is recorded in "Interest and Other Income" in the accompanying Consolidated Statement of Income for the year ended December 31, 2004.

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

9.  Revenue recognition

   Wholesale revenues are recognized upon shipment of products to customers since title passes upon shipment. Retail and outlet store revenues are recognized at the time of sale. Both wholesale and retail store revenues are shown net of returns, discounts, and other allowances. Reserves for estimated returns and allowances for discounts are provided when sales are recorded. The Company has also entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined in each license agreement. Royalties exceeding the defined annual minimum amounts are recognized as income during the period corresponding to the licensee's net sales as such amounts are exceeded.

10. Advertising costs

   The Company incurred advertising costs, including certain in-house marketing expenses of $20.0 million, $16.8 million and
$18.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses. Included in advertising expenses are costs associated with cooperative advertising programs, under which the Company generally shares the cost of a customer's advertising expenditures.

   In addition, licensee contributions toward advertising are recognized when licensed products are sold by the Company's licensees. Such contributions are based on contractual percentages of sales and contain minimums. For licensees whose sales are not expected to exceed contractual sales minimums, contributions relating to advertising are recognized based on the contractual minimums. In circumstances whereby licensee sales exceed the quarterly contractual minimums, but not the annual minimums, such contributions toward advertising are deferred on the balance sheet. As the licensee sales exceed the annual contractual minimums, the licensee contributions toward advertising are recognized.

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

                                Year Ended December 31,
                             2004           2003         2002
Net Income, as  reported   $35,852,000  $32,599,000  $26,145,000

Deduct:  Stock-based employee
 compensation expense
 determined under fair value
 method, net  of related
 tax effects                 3,429,000    2,855,000    2,506,000
                           -----------  -----------  -----------
Pro forma net income       $32,423,000  $29,744,000  $23,639,000
                           ===========  ===========  ===========

Earnings per share:
Basic - as reported              $1.79        $1.66        $1.33
Basic - pro forma                $1.62        $1.52        $1.20

Diluted - as reported            $1.74        $1.59        $1.27
Diluted - pro forma              $1.57        $1.45        $1.15



   The effects of applying SFAS 123 on this pro forma disclosure may not be indicative of future results. SFAS 123 does not apply to grants prior to 1995, and additional awards in future years may or may not be granted.

12.  Derivative instruments and hedging activities

       The Company uses derivative instruments, typically forward contracts, to manage its risk associated with movements in the Euro exchange rates in purchasing inventory. In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedge Activities" ("SFAS 133"), the Company recognizes all derivatives on the Balance Sheet. Also, derivative instruments that meet certain criteria in SFAS 133 are classified as cash flow hedges, and changes in fair value are recognized in Other Comprehensive Income, in the accompanying Statement of Changes in Shareholders' Equity, until the underlying transaction is completed and the derivative is settled. Upon settlement, any amounts remaining in Other Comprehensive Income are reclassified to earnings. Those derivatives that are not classified as cash flow hedges are adjusted to fair value through earnings. The Company does not hold derivative instruments for the purpose of trading or speculation, and designated all hedges as Cash Flow Hedges in 2004 (See Note G).


13.  Shipping and Handling Costs

   In accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees," the Company has included amounts billed to customers for shipping costs in net sales. The related internal and external shipping and handling costs incurred by the Company are included in the Cost of Goods Sold line item in the accompanying Consolidated Statements of Income. Such costs include inbound freight costs, purchasing costs, inspection costs, internal transfer costs, and other product procurement related charges.

14.   Cost  of Goods Sold and Selling, General and Administrative
Expenses

      Costs associated with the production and procurement of product are included in the Cost of Goods Sold line item in the accompanying Consolidated Statements of Income, including inbound freight costs, purchasing costs, inspection costs, and other product procurement related charges. All other expenses, excluding interest and income taxes, are included in selling, general, and administrative expenses, including receiving, warehousing, and distribution expenses, as the predominant expenses associated therewith, are general and administrative in nature.

15. Research and Development Costs

  The Company does not incur research and development costs.

16.  Reclassifications

       Certain   amounts  included  in  the  Company's   previous
consolidated financial statements have been reclassified to conform to the 2004 presentation.


     Note B   - Due from Factors, Accounts Receivable and Line of
Credit Facility

   The Company sells substantially all of its accounts receivable to its factors, without recourse, subject to credit limitations established by the factor for each individual account. Certain accounts receivable in excess of established limits are factored with recourse. Included in amounts due from factor at December 31, 2004 and 2003 is accounts receivable subject to recourse totaling approximately $1,132,000 and $494,000, respectively. The agreements with the factors provide for payment of a service fee on receivables sold.

   At  December  31, 2004 and 2003, the balance due from  factor, which includes chargebacks, is net of allowances for returns, discounts, and other deductions of approximately $8,377,000 and $9,425,000, respectively. The allowances are provided for known chargebacks reserved for but not written off the Company's financial records and for potential future customer deductions based on management's estimates.

   In the ordinary course of business, the Company has accounts receivable that are non-factored and are at the Company's risk. At December 31, 2004 and 2003, the accounts receivable balance includes allowance for doubtful accounts and consumer direct sales returns of approximately $1,002,000 and $1,260,000. These customers include non-factored accounts and credit card receivables from third party service providers. The allowances provided for sales returns are for potential future retail customer merchandise returns based on management's estimates. The allowance for doubtful accounts is provided for estimated losses resulting from the inability of its customers to make required payments.

   The Company has a Line of Credit Facility (the "Facility") that, as amended, allows for uncommitted borrowings, letters of credit and banker's acceptances subject to individual maximums and in the aggregate, an amount not to exceed the lesser of $25,000,000 or a "Borrowing Base." The Borrowing Base is calculated on a specified percentage of eligible amounts due under factoring arrangements, eligible non-factored accounts receivable, and eligible inventory. Borrowings under the revolving loan portion of the Facility ("Advances") are due on demand. The Company may pay down and re-borrow at will under the Facility. Advances bear interest at the Alternate Base Rate (defined as the higher of the Prime Rate or the Federal Funds in effect at borrowing date plus 1/2 of 1%) or the Note Rate (which will be agreed upon between the lender and the Company). There were no outstanding advances under this agreement at December 31, 2004, and 2003.

   Amounts available under the Facility at December 31, 2004 were reduced by $6,576,000 of standby letters of credit and $91,000 in open letters of credit to $18,333,000. In connection with the line of credit, the Company has agreed to eliminate all the outstanding advances under the Facility for at least 30 consecutive days during each calendar year, which the Company has complied with. In addition, borrowings under the line of credit are secured by certain assets of the Company.

Note C  - Property and Equipment

    Property and equipment consist of the following:

                                                 December 31,
                                               2004        2003
Property and equipment-at cost:
Furniture and fixtures                     $24,861,000 $21,488,000
Machinery and equipment                     14,311,000  13,776,000
Leasehold improvements                      44,661,000  42,805,000
Leased equipment under capital lease           967,000     967,000
                                           ----------- -----------
                                            84,800,000  79,036,000
Less accumulated depreciation               46,290,000  42,281,000
                                           ----------- -----------
Net property and equipment                 $38,510,000 $36,755,000
                                           =========== ===========

Note D - Impairment of Long-Lived Assets

       Based upon current performance and the anticipated future outlook of one of the Company's retail stores, the Company recorded a non-cash asset impairment charge of $448,000 in December 2004. Management reviewed the store's estimated undiscounted future cash flows and determined that the store's current value was not in excess of expected cash flows and therefore a write-down to current value was required. The write-down of $448,000 of the store's leasehold improvements and furniture and fixtures to current value was separately disclosed in the accompanying Consolidated Statement of Income.

   The Company recorded similar write-downs in the amounts of $1,153,000 and $4,446,000 in 2003 and 2002, respectively, for impairments of certain leasehold improvements and furniture and fixtures located at certain retail stores. These impairments are also disclosed in the accompanying Consolidated Statements of Income.

Note E  - Accrued Expenses and Other Liabilities

   Accrued expenses and other current liabilities consist of the following:

                                                December 31,
                                              2004       2003
Rent                                       $  448,000   $  485,000
Compensation                                5,454,000    4,964,000
Customer credits                            1,989,000    1,933,000
Other                                       1,056,000      976,000
                                           ----------   ----------
                                           $8,947,000   $8,358,000
                                           ==========   ==========

Note F  - Segment Reporting

  Kenneth  Cole Productions, Inc. has three reportable  segments:
Wholesale, Consumer Direct, and Licensing. The Wholesale segment designs and sources a broad range of fashion footwear, handbags and accessories and markets its products for sale to more than 7,500 department and specialty store locations and to the Company's Consumer Direct segment. The Consumer Direct segment markets a broad selection of the Company's branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, catalogs, and e-commerce (at
website         addresses         www.kennethcole.com         and
www.kennethcolereaction.com). The Licensing segment, through third party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in approximately 30 apparel and accessories categories for both men and women. The Company maintains control over quality, image and distribution of the licensees. This segment primarily consists of royalties earned on licensee sales to third parties of the Company's branded products and royalties earned on the purchase and sale to foreign retailers or to consumers in foreign countries.

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

Financial information of the Company's reportable segments is as follows (dollars in thousands):

                                         Consumer
                              Wholesale   Direct  Licensing  Totals
Year Ended December 31, 2004
Revenues                       $279,440  $193,998   $42,763  $516,201
Intersegment revenues            35,133                        35,133
Interest income, net              1,411                         1,411
Depreciation expense              2,745     5,087        12     7,844
Impairment of long-lived assets               448                 448
Segment income (1)               29,135    12,232    35,454    76,821
Segment assets                  249,226    49,929     8,190   307,345
Expenditures for long-
 lived assets                     3,150     6,949         2    10,101

Year Ended December 31, 2003
Revenues                       $254,524  $175,577   $38,252  $468,353
Intersegment revenues            32,671                        32,671
Interest income, net                825                           825
Depreciation expense              2,698     4,893        13     7,604
Impairment of long-lived assets             1,153               1,153
Segment income (1)(3)            30,644     6,843    31,556    69,043
Segment assets                  219,111    48,454     8,414   275,979
Expenditures for long-
 lived assets                     4,924     4,584         2     9,510

Year Ended December 31, 2002
Revenues                       $237,241  $167,096   $28,712  $433,049
Intersegment revenues            30,525                        30,525
Interest income, net              1,102                         1,102
Depreciation expense              2,311     4,985        11     7,307
Impairment of long-lived assets             4,446               4,446
Segment income (1)(2)            30,275     5,430    22,101    57,806
Segment assets                  188,807    49,017     4,459   242,283
Expenditures for long-
 lived assets                     3,389     3,853        26     7,268

  (1) Before elimination of intersegment profit, unallocated corporate overhead and provision for income taxes
(2) Segment income for the Consumer Direct segment includes a gain of $860,000 from price adjustments on certain products sold to Kenneth Cole retail stores, discovered during rotational licensee audits.
(3) Segment income for the Licensing segment includes one-time payments for the transfer of the Company's fragrance and sunglass license
The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (dollars in thousands):

Revenues                                    2004      2003      2002
Revenues for reportable segments          $516,201  $468,353  $433,049
Intersegment revenues for reportable
  segments                                  35,133    32,671    30,525
Elimination of intersegment revenues       (35,133)  (32,671)  (30,525)
                                          --------  --------  --------
Total consolidated revenues               $516,201  $468,353  $433,049
                                          ========  ========  ========

Income
Total profit for reportable segments      $ 76,821  $ 69,043  $ 57,806
Elimination of intersegment profit          (9,303)   (8,524)   (7,615)
Unallocated corporate overhead              (9,690)   (8,775)   (8,359)
                                          --------  --------  --------
Total income before provision for
  income taxes                            $ 57,828  $ 51,744  $ 41,832
                                          ========  ========  ========

Assets
Total assets for reportable segments      $307,345  $275,979  $242,283
Elimination of inventory profit in
  consolidation                             (2,758)   (2,138)   (1,966)
                                          --------  --------  --------
Total consolidated assets                 $304,587  $273,841  $240,317
                                          ========  ========  ========

      Revenues from international customers are approximately two percent of the Company's consolidated revenues.

Note  G   - Foreign Currency Transactions, Derivative Instruments
and Hedging Activities

        The Company, in the normal course of business, routinely enters into forward contracts in anticipation of future purchases of inventory denominated in foreign currencies. These forward contracts are used to hedge against the Company's exposure to changes in Euro exchange rates to protect the purchase price of merchandise under such commitments. The Company has classified these contracts as Cash Flow Hedges under SFAS 133. The Company had forward contracts of $24,000,000, $9,500,000 and $7,750,000 at December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, forward contracts have maturity dates through August 2005.

   All terms and conditions of the forward contracts are included in the measurement of the related hedge effectiveness. The critical terms of the forward contracts are the same as the underlying forecasted transactions, therefore changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions.

  No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during 2004, 2003, and 2002. At December 31, 2004, the Company's notional $24,000,000 in forward exchange contracts resulted in an unrealized gain of approximately $553,000, net of taxes, which was included as an addition to Other Comprehensive Income in the Statement of Changes in Shareholders' Equity and an increase to inventory, which is the underlying exposure on the Consolidated Balance Sheet. The Company expects to reclassify all of the unrealized gain from Other Comprehensive Income into earnings within the next eight month period due to the actual executions of forward contracts to purchase merchandise and the Company's ultimate sale of that merchandise.

Note H   - Income Taxes

The components of income before provision for income taxes are as follows:

Years Ended December 31      2004           2003            2002
Domestic                  $54,460,000  $51,063,000   $39,796,000
International               3,368,000      681,000     2,036,000
                          -----------  -----------   -----------
                          $57,828,000  $51,744,000   $41,832,000
                          ===========  ===========   ===========

  Significant items comprising the Company's deferred tax assets and liabilities are as follows:

                                               December   31,
                                             2004          2003
Deferred tax assets:
Inventory allowances and capitalization   $ 2,105,000  $ 1,352,000
Allowance for doubtful accounts and
   sales allowances                         1,031,000      696,000
Deferred rent                               4,379,000    3,771,000
Deferred compensation                       8,406,000    7,244,000
Asset impairment                            1,879,000    1,966,000
Other                                         531,000       38,000
                                          -----------  -----------
                                          $18,331,000  $15,067,000
Deferred tax liabilities:
Depreciation                               (2,680,000)  (2,068,000)
Undistributed foreign earnings             (2,890,000)  (1,947,000)
                                          -----------  -----------
                                           (5,570,000)  (4,015,000)
                                          -----------  -----------
Net deferred tax assets                   $12,761,000  $11,052,000
                                          ===========  ===========

   The provision (benefit) for income taxes consists of the following:

                                         December 31,
                                2004         2003           2002
Current:
  Federal                   $21,005,000   $16,816,000   $16,850,000
  State and local             2,483,000     2,587,000     1,900,000
  Foreign                       197,000       141,000       107,000
                            -----------   -----------   -----------
                             23,685,000    19,544,000    18,857,000
Deferred:
  Federal                    (1,574,000)     (368,000)   (2,999,000)
  State and local              (135,000)      (31,000)     (171,000)
                            -----------   -----------   -----------
                             (1,709,000)     (399,000)   (3,170,000)
                            -----------   -----------   -----------
                            $21,976,000   $19,145,000   $15,687,000
                            ===========   ===========   ===========

   The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for 2004, 2003 and 2002 is as follows:

                                          2004     2003     2002
Federal income tax at statutory rate    35.0%    35.0%    35.0%
State  and local taxes, net  of
  federal tax benefit                    3.0%     2.0%     2.5%
                                        -----    -----    -----
                                        38.0%    37.0%    37.5%
                                        =====    =====    =====

Note I  - Stock Options Plans and Grants

 1994 Stock Option Plan

   The Company's 1994 Incentive Stock Option Plan, as amended by the 2004 Stock Incentive Plan (the "Plan"), authorizes the grant of options to employees for up to 5,320,162 shares of the Company's Class A Common Stock. Certain options granted under the Plan vest in one-third increments in each of the first, second and third years following the date of grant, while certain other options vest over five years. Options granted under the "Plan" have ten-year terms. Non-employee Director options granted have ten-year terms and vest 50% on the first anniversary of the date of grant and become fully exercisable at the end of two years.

   The Company has elected to continue to follow Accounting Principles Board Opinion No. 25 ("APB 25"), in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rate of 3.2%, 4.0% and 4.5%; expected volatility factors of 59.7%, 64.5% and 72.4% and expected lives of 5.2, 5.0 and 4.4 years. Dividend yield assumptions were 1.68%, 1.38% and 0.0% for 2004, 2003 and 2002, respectively. The weighted-average fair value of options granted during 2004, 2003 and 2002 were $15.63, $14.48 and $16.31, respectively.

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



   The following table summarizes all stock option transactions from December 31, 2001 through December 31, 2004.

                                                   Weighted-Average
                                        Shares      Exercise Price
 Outstanding at December  31, 2001      2,822,791      $17.28

 Granted                                   73,650      $24.33
 Exercised                                (97,952)     $ 9.75
 Forfeited                               (166,509)     $22.18
                                        ---------
 Outstanding at December  31, 2002      2,631,980      $17.44

 Granted                                  657,500      $23.33
 Exercised                               (316,216)     $11.68
 Forfeited                                (41,929)     $19.87
                                        ---------
 Outstanding at December  31, 2003      2,931,335      $19.36

 Granted                                  574,900      $32.97
 Exercised                               (398,113)     $12.97
 Forfeited                               (159,186)     $22.20
                                        ---------
 Outstanding at December  31, 2004      2,948,936      $22.71
                                        =========

    The following table summarizes information concerning currently outstanding and exercisable stock options at December
31, 2004:

         Outstanding Stock Options              Exercisable Stock Options
                               Weighted
                                Average    Weighted               Weighted
                               Remaining   Average                Average
    Range of      Outstanding Contractual  Exercise  Exercisable  Exercise
 Exercise Prices    Shares       Life       Price      Shares      Price
$ 4.00 to $12.00    348,356  2.44 years    $11.25   348,356      $11.25
$12.01 to $24.00  1,325,540  6.50 years    $18.63   652,122      $24.55
$24.01 to $36.00  1,275,040  7.34 years    $30.09   502,709      $30.55

Note J  - Benefit Plans

1.   401(k) Plan

   The Company's 401(k) profit-sharing plan covers all non-union employees, subject to certain minimum age and length of service requirements who are permitted to contribute specified percentages of their salary up to the maximum permitted by the Internal Revenue Service. The Company is obligated to make a matching contribution and may make an additional discretionary contribution, as defined. Contributions to the plan for the years ended December 31, 2004, 2003 and 2002 were approximately $395,000, $268,000 and $241,000, respectively.

2.   Deferred compensation plans

    The Kenneth Cole Productions, Inc. Deferred Compensation Plan is a non-qualified plan maintained primarily to provide deferred compensation benefits for a select group of "highly compensated employees." During 2002, the Company added a second plan expanding the definition of "highly compensated employees" to include additional Company management. The Company accounts for the investments in the deferred compensation plans as trading securities in accordance with SFAS 115.

    In  2004,  2003  and 2002, the Company deposited  $1,516,000,
$247,000 and $1,408,000, respectively, into Supplemental Executive Retirement Plans ("SERP") for certain key executives. The amounts have been recorded in Deposits and Sundry in the accompanying Consolidated Balance Sheets. These plans are non-qualified deferred compensation plans. Benefits payable under these plans are based upon the performance of the individual directed investments from the Company's initial and future contributions. Benefits earned under the SERP begin vesting after 3 years from issuance, and become 60% vested after 9 years of service, 75% vested upon the participant retiring at age 60 or later, and 100% vested if the employee dies while in the Company's employment. In addition, SERP participants are covered by life insurance through a portion of the Company's contribution. The value of these investments at December 31, 2004 and 2003 were $5,206,000 and $4,102,000, respectively, which the Company accounts for as trading securities in accordance with SFAS 115. The unrealized gains and losses on the investments were recorded in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Income. In addition, the Company has recorded an accumulated long-term vested benefit obligation of approximately $1,814,000 and $1,200,000 at December 31, 2004 and 2003, respectively, within the Deferred Compensation Plans Liabilities caption in the accompanying Consolidated Balance Sheets.

3.   Employee Stock Purchase Plan

    During 2000, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's Class A Common Stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. For the year ended December 31, 2004, 2003, and 2002, employees purchased 8,941, 12,606, and 14,681 shares, respectively. Total shares purchased through December 31, 2004 were 62,954.

Note K  - Commitments and Contingencies

1.  Operating leases

      The Company leases office, retail and warehouse facilities under non-cancelable operating leases between 5 and 20 years with options to renew at varying terms. Future minimum lease payments for non-cancelable leases with initial terms of one year or more consisted of the following at December 31, 2004:

      2005                               $ 25,913,000
      2006                                 24,994,000
      2007                                 24,016,000
      2008                                 23,524,000
      2009                                 20,532,000
      Thereafter                           89,170,000
                                         ------------
      Total minimum cash payments        $208,149,000
                                         ============

   In addition, certain of these leases contain rent escalation provisions and require additional percentage rent payments to be made. Step rent provisions and escalation clauses are taken into account in computing the minimum lease payments recognized on a straight-line basis over the minimum lease term. The Company may also receive capital improvement funding from landlords, primarily as an incentive for the Company to lease retail and outlet store space from the landlords. Such amounts are amortized as a reduction of rent expenses over the life of the related lease.

  Rent expense is as follows:

                              for  the years ended December 31,
                         2004             2003             2002
Minimum Rent         $24,340,000      $23,173,000     $21,681,000
Contingent Rent
and other              7,530,000        7,995,000       7,381,000
                     -----------      -----------     -----------
Total Rent Expense   $31,870,000      $31,168,000     $29,062,000
                     ===========      ===========     ===========


   Sub-tenants rental income for 2004, 2003, and 2002 was $1,073,000, $1,225,000, and $967,000, respectively. Future minimum rental income from sub-tenants is $689,000 for both 2005 and 2006, totaling $1,378,000 in minimum cash proceeds. Future minimum rental income from sub-tenants does not include rent escalation and other charges that are subsequently passed through to the sub-tenant.

   In April 2004, the Company entered into an agreement to purchase the office building that it is currently leasing for its New York City worldwide headquarters for approximately $24 million. The closing date must occur by May 2006, the specific timing to be determined by the parties, based on the ability of the current landlord to satisfy certain terms and conditions of the agreement.

   In February 2004, the Company entered into a new 10-year lease for 51,000 square feet in Secaucus, New Jersey for its administrative offices and completed the move in June 2004. The distribution facility moved to a third-party public warehouse and distribution center in New Jersey. In addition to these two leases, the Company also leases a 23,500 square foot facility in Secaucus used for outlet store space as well as an additional distribution warehousing facility. The Company also has a technical and administrative office in Florence, Italy. The Company does not own or operate any manufacturing facilities.

      The Company leases space for all of its 51 specialty retail stores (aggregating approximately 231,000 square feet) and 36 outlet stores (aggregating approximately 179,000 square feet). Generally, the leases provide for an initial term of five to ten years and certain leases provide for renewal options permitting the Company to extend the term thereafter.


2. Letters of credit

   At December 31, 2004 and 2003, the Company was contingently liable for approximately $91,000 and $2,237,000 of open letters of credit, respectively. In addition, at December 31, 2004 and 2003, the Company was contingently liable for approximately $6,576,000 and $2,779,000 of standby letters of credit, respectively.


3.  Concentrations

     In the normal course of business, the Company sells to major department stores and specialty retailers and believes that its broad customer base will mitigate the impact that financial difficulties of any such retailers might have on the Company's operations. The Company had no customer account for more than 10% of consolidated net sales for the years ended December 31, 2004, 2003, and 2002.

  The Company sources each of its product lines separately, based on the individual design, styling and quality specifications of such products. The Company primarily sources its products directly or indirectly through manufacturers in Italy, Spain, Brazil, China and South Korea. The Company attempts to limit the concentration with any one manufacturer. However, approximately 21% and 32% of total handbag purchases came from one manufacturer in China during the years ended December 31, 2004 and 2003, respectively. Approximately 37% and 36% of Kenneth Cole and
Kenneth Cole Reaction men's footwear purchases were from one manufacturer in Italy utilizing many different factories during the years ended December 31, 2004 and 2003, respectively. Furthermore, approximately 33% and 37% of Kenneth Cole ladies' footwear was purchased from one manufacturer in Italy during the years ended December 31, 2004 and 2003, respectively, while 58% and 57% of Kenneth Cole Reaction ladies' footwear purchases were sourced through one manufacturer in Italy during the year ended December 31, 2004 and December 31, 2003, respectively. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company's production needs.

   In conjunction with the Company's decision to close its east coast distribution center and transfer the operation to a third-party service provider, the Company entered into a shutdown agreement during April 2004, with a local affiliate of the International Leather Goods, Plastics, Handbags and Novelty Workers Union, Local I Division of Local 342-50 United Food and Commercial Workers Union, which provided for, among other things, severance payments for employees covered by the expiring collective bargaining agreement. In connection with this transition, the Company incurred approximately $1.1 million in aggregate costs, including severance from the aforementioned agreement, the write-off of unamortized leasehold improvements and moving costs. These costs were expensed as incurred in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activity" and recorded in Selling, General and Administrative expenses in the Consolidated Statement of Income.

  As of December 31, 2004, the Company did not have any employees covered under a collective bargaining agreement with a local union. As of December 31, 2003, the Company had approximately 6% of its employees covered under a collective bargaining agreement with a local union.


 4.  Other

   On September 20, 2004, a purported class action lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles. The individual plaintiffs are current or former store managers or assistant managers who purport to bring suit on behalf of themselves and other similarly situated store managers and assistant managers. Among other claims, the plaintiffs allege that they worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law. The lawsuit seeks damages, penalties, restitution, reclassification and attorneys' fees and costs. The Company denies the allegations in the complaint and plans to defend the action vigorously.

     In addition, the Company is, from time to time, a party to other litigation that arises in the normal course of its business operations. The Company is not presently a party to any other litigation that it believes might have a material adverse effect on its business operations.

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


3.  Common Stock repurchase

     In December 2004, the Company repurchased 500,000 of its shares from Liz Claiborne, Inc. at an aggregate price of $13.9 million, which were originally acquired by Liz Claiborne, Inc. in connection with its licensing agreement with the Company. In December 2003, 2,888,400 shares were repurchased in the open market at an aggregate price of $66,221,000 pursuant to the Company's stock purchase plan, which provided for the repurchase of up to 4,250,000 of shares of Class A common stock. The Company has 861,600 shares available for repurchase as of December 31, 2004 under the repurchase plan.


Note M - Earnings Per Share

   The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is calculated by dividing net income by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities under the Company's stock incentive plans. Dilutive securities, which include stock options, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted average shares outstanding for the period. Stock options amounting to 1,773,645, 3,130,384, and 3,106,308, as of December 31, 2004, 2003, and 2002, respectively, have been excluded from the diluted per share calculations, since their effect would be antidilutive.

       The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings
Per Share".

                              For the Year Ended December 31,
                              2004          2003         2002
Weighted average common
   shares outstanding          20,050,000  19,609,000  19,643,000

Effect of dilutive securities:
   Stock options                  602,000     877,000     947,000
Weighted average common
   shares outstanding and      ----------  ----------  ----------
   common share equivalents    20,652,000  20,486,000  20,590,000
                               ==========  ==========  ==========

Note N - Licensing Agreements

   In May 2003, the Company entered into an exclusive license agreement with Candies, Inc. and its trademark holding company, IP Holdings, LLC, ("Candies") to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women's, men's, and children's footwear. The Chief Executive Officer and Chairman of Candies is the brother of the Company's Chief Executive Officer and Chairman. The initial term of the agreement is through December 31, 2007, with options to renew through December 31, 2016 based upon the Company reaching certain sales thresholds. During these periods, the Company is obligated to pay Candies a percentage of net sales based upon the terms of the agreement. The Company recorded approximately $1,070,000 and $632,000 in royalty and advertising expense to Candies for the years ended December 31, 2004 and December 31, 2003, respectively.

      In November 2004, the Company entered into a licensing agreement with G-III Apparel Group, LTD ("G-III"), in connection with worldwide manufacturer, sale, and distribution of women's and men's outerwear. The agreement commenced on January 1, 2005 and continues through December 31, 2008, with options to renew based on certain milestones to be met by G-III. As part of the agreement, the Company will earn royalties based on a percentage of G-III's net sales. The Company will receive $3,000,000 over the term of the agreement, as consideration for the grant of the license, and also received 50,000 shares of its G-III's unregistered stock, with a value of $297,000 at the date of receipt. The cash and stock consideration will be amortized over the entire term of the agreement as part of the royalty stream. In addition, the Company recorded the shares as an "available for sale" investment under SFAS 115, which is included in Deposits and Sundry in the accompanying Consolidated Balance Sheet.


Note O  - Related Party Transactions

    In 2002, the Board of Directors authorized a $600,000 contribution payable to the Kenneth Cole Productions, Inc.
Foundation, which was paid in June 2003. The Kenneth Cole Productions, Inc. Foundation is a not for profit organization that fosters programs to aid primarily in the fields of arts and culture, education, and medical research.


Note P  - New Accounting and Tax Developments

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R ("SFAS 123R"), "Share-Based Payment". SFAS 123R requires the Company to measure compensation cost for all share-based payments at fair value for interim and annual periods beginning after June 15, 2005. The Company is currently evaluating the requirements and impact of SFAS 123R on the Company's consolidated financial statements.

  In October 2004, Internal Revenue Code Section 965 was enacted as part of the American Job Creation Act. This is a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate provided that specified conditions and restrictions are satisfied. In addition, FASB Staff Position FAS 109-2 was issued to provide accounting and disclosure evidence relating to the repatriation provision. The Company believes the range of reasonably possible amounts of unremitted earnings that is being considered for repatriation, as a result of this provision, is between $7 and $12 million. The related reduction in income tax expense is expected to be $1 to $2.5 million. The Company expects to adopt this repatriation plan in the second half of 2005.

Note Q- Quarterly Financial Data (Unaudited)

  Summarized quarterly financial data for 2004 and 2003 appear below (in thousands, except per share data):

                              First      Second     Third     Fourth
                             Quarter    Quarter    Quarter    Quarter
2004
Net sales                    $113,351   $103,720   $132,929   $123,438
Licensing revenue               9,026      9,337     11,784     12,616
Net revenues                  122,377    113,057    144,713    136,054
Gross profit                   52,468     51,374     63,624     63,918
Operating income               11,676     10,992     19,280     14,469
Net income                      7,393      7,027     12,158      9,274
Earnings per share basic     $   0.37   $   0.35   $   0.60   $   0.46
Earnings per share diluted   $   0.36   $   0.34   $   0.59   $   0.45
Dividends Declared           $   0.12   $   0.12   $   0.14   $   0.14

2003
Net sales                    $102,117   $ 88,096   $121,179   $118,709
Licensing revenue               8,007      8,832     10,887     10,526
Net revenues                  110,124     96,928    132,066    129,235
Gross profit                   47,582     43,991     57,624     60,699
Operating income                9,851      9,369     15,769     15,930
Net income                      6,359      6,060     10,034     10,146
Earnings per share basic     $   0.33   $   0.31   $   0.51   $   0.51
Earnings per share diluted   $   0.31   $   0.30   $   0.49   $   0.49
Dividends Declared                --         --    $  0.075   $   0.09


                    Note R- Subsequent Event

     On February 23, 2005, the Board of Directors declared a quarterly cash dividend of $.16 per share payable on March 25, 2005 to shareholders of record at the close of business on March
9, 2005.

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

                                   Date: March 4, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature               Title                   Date

/S/KENNETH D. COLE    Chief Executive Officer     March 4, 2005
   Kenneth D. Cole    and Chairman of the Board


/S/PAUL BLUM          President and Director      March 4, 2005
   Paul Blum

/S/DAVID P. EDELMAN   Chief Financial Officer     March 4, 2005
   David P. Edelman

/S/ROBERT C. GRAYSON  Director                    March 4, 2005
   Robert C. Grayson

/S/DENIS F. KELLY     Director                    March 4, 2005
   Denis F. Kelly

/S/PHILLIP B. MILLER  Director                    March 4, 2005
   Phillip B. Miller

                            Kenneth Cole Productions, Inc.
                                      Schedule II
                           Valuation and Qualifying Accounts
                 For the Years Ended December 31, 2004, 2003, and 2002
                               Balance at   Charged to                 Balance
                               Beginning    Costs and                  at End
Description                    of Period    Expenses    Deductions    of Period
Year ended December 31, 2004
Allowance for doubtful
  accounts                     $  (475,000) $ (54,000) $  227,000  $  (302,000)
Reserve for returns and sales
  allowances                   $(9,425,000)              1,048,000 $(8,377,000)
                               ------------ ---------- ----------- ------------
                               $(9,900,000) $ (54,000) $ 1,275,000 $(8,679,000)
                               ============ ========== =========== ============
Year ended December 31, 2003
Allowance for doubtful
  accounts                     $  (475,000) $(262,000) $   262,000 $  (475,000)
Reserve for returns and sales
  allowances                   $(9,400,000)   (25,000)             $(9,425,000)
                               ------------ ---------- ----------- ------------
                               $(9,875,000) $(287,000) $   262,000 $(9,900,000)
                               ============ ========== =========== ============
Year ended December 31, 2002
Allowance for doubtful
  accounts                     $  (675,000) $(244,000) $   444,000 $  (475,000)
Reserve for returns and sales
 allowances                    $(9,165,000)  (235,000)             $(9,400,000)
                               ------------ ---------- ----------- ------------
                               $(9,840,000) $(479,000) $   444,000 $(9,875,000)
                               ============ ========== =========== ============

 Kenneth Cole Productions,
           Inc.
  Affiliate Group Members           location of
                                   incorporation

Cole Amsterdam, Inc.                  Delaware
Cole Amsterdam, B.V.                 Amsterdam
Cole Aspen, Inc.                      Colorado
Cole Broadway, Inc.                   New York
Cole Cabazon, Inc.                   California
Cole Carlsbad, Inc.                   Delaware
Cole Century City, Inc.              California
Cole Clinton, Inc.                  Connecticut
Cole Dawsonville, Inc.                Delaware
Cole Fashion Valley, Inc.             Delaware
Cole Forum, Inc.                      Delaware
Cole Garden State, Inc.               Delaware
Cole Georgetown, Inc.            District of Columbia
Cole Grand Central, Inc.              Delaware
Cole Grant, Inc.                      Delaware
Cole Las Vegas, Inc.                  Delaware
Cole Michigan Avenue, Inc.            Delaware
Cole New Orleans, Inc.                Delaware
Cole Newbury, Inc.                 Massachusetts
Cole Northpark, Inc.                   Texas
Cole Oakbrook, Inc.                  Delaware
Cole Phipps, Inc.                    Georgia
Cole Pike, Inc.                      Delaware
Cole Reading Outlet, Inc.          Pennsylvania
Cole Santa Monica, Inc.              Delaware
Cole Scottsdale, Inc.                Delaware
Cole SFC, LLC                        Delaware
Cole Short Hills, Inc.              New Jersey
Cole Somerset, Inc.                  Michigan
Cole South Beach, Inc.               Florida
Cole Stanford, Inc.                 California
Cole Tyson, Inc.                     Virginia
Cole Waikele, Inc.                   New York
Cole Westchester, Inc.               New York
K.C.P.L., Inc.                       Delaware
KCP Beneficiary Services,LLC         Delaware
KCP Trust, LLC                       Delaware
Kenneth Cole Canada, Inc.             Canada
Kenneth Cole Catalog, Inc.           Virginia
Kenneth Cole Gilroy, Inc.           California
Kenneth Cole Productions,(LIC), Inc.  Bahamas
Kenneth Cole Productions, Inc.       New York
Kenneth Cole Productions, LP         Delaware
Kenneth Cole Services(NY), Inc.      Delaware
Kenneth Cole Services, Inc.          Delaware
Kenneth Cole Trading, Inc.           Delaware
Kenneth Cole Woodbury, Inc.          New York
Kenneth Cole, Inc.                  New Jersey
Kenneth Productions, Inc.            Delaware
Kenth, Ltd.                         Hong Kong
Riviera Holding, LLC                 Delaware
South Side, LLC                      Delaware
Cole 57th. St., LLC                  Delaware

 Exhibit 23.01


 CONSENT  OF  INDEPENDENT  REGISTERED   PUBLIC
 ACCOUNTING FIRM


 We  consent to the incorporation by reference
 in  Registration Statement (Form S-8 No.  33-
 92094)   pertaining  to  the   Kenneth   Cole
 Productions,  Inc.  1994 Stock  Option  Plan,
 Registration  Statement (Form  S-8  No.   33-
 31868)   pertaining  to  the   Kenneth   Cole
 Productions,  Inc.  Employee  Stock  Purchase
 Plan,  and  Registration Statement (Form  S-8
 No.   333-11901)  pertaining to  the  Kenneth
 Cole  Productions, Inc. 2004 Stock  Incentive
 Plan  of our reports dated February 23, 2005,
 with  respect  to the consolidated  financial
 statements  and  schedule  of  Kenneth   Cole
 Productions,  Inc., Kenneth Cole Productions,
 Inc.    management's   assessment   of    the
 effectiveness   of  internal   control   over
 financial reporting, and the effectiveness of internal control over financial reporting of Kenneth Cole Productions, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 2004.


                      /s/  Ernst & Young LLP


 New York, New York
 March 3, 2005

                                  Exhibit 31.1
                   CERTIFICATIONS PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
 CERTIFICATION
 I, Kenneth D. Cole, certify that:
    1.   I have reviewed this annual report of
       Kenneth Cole Productions, Inc.;

 2.   Based on my knowledge, this report does
 not contain any untrue statement of a
 material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
 3.   Based on my knowledge, the financial
 statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
 4.   The registrant's other certifying
 officer and I are responsible for
 establishing and maintaining disclosure
 controls and procedures (as defined in
 Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting
 (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
         a.   Designed such disclosure controls and
           procedures, or caused such disclosure
           controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

 b.   Designed such internal control over
 financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
 c.   Evaluated the effectiveness of the
 registrant's disclosure controls and
 procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
 d.   Disclosed in this report any change in
 the registrant's internal control over
 financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
               5.      The registrant's other certifying
                  officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

                           By: /s/ Kenneth D. Cole
                                 -----------------
                                  Kenneth D.Cole
                                  Chief Executive Officer

 Date: March 4, 2005

                                  Exhibit 31.1
                   CERTIFICATIONS PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
 CERTIFICATION
 I, David P. Edelman, certify that:
    5.   I have reviewed this annual report of
       Kenneth Cole Productions, Inc.;

 6.   Based on my knowledge, this report does
 not contain any untrue statement of a
 material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
 7.   Based on my knowledge, the financial
 statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
 8.   The registrant's other certifying
 officer and I are responsible for
 establishing and maintaining disclosure
 controls and procedures (as defined in
 Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting
 (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
         e.   Designed such disclosure controls and
           procedures, or caused such disclosure
           controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

 f.   Designed such internal control over
 financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
 g.   Evaluated the effectiveness of the
 registrant's disclosure controls and
 procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
 h.   Disclosed in this report any change in
 the registrant's internal control over
 financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
               5.      The registrant's other certifying
                  officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

                           By: /s/ David P. Edelman
                                 ------------------
                                  David P. Edelman
                                  Chief Financial Officer

 Date: March 4, 2005

                                  Exhibit 32.1
                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
 In  connection  with  the  Annual  Report  of
 Kenneth    Cole   Productions,   Inc.    (the
 "Company") on Form 10-K for the period ending
 December   31,   2004  as  filed   with   the
 Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth D.
 Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
            (1) The Report fully complies with
 the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
            (2)  The information contained  in
 the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Kenneth D. Cole

 Kenneth D. Cole
 Chairman and Chief Executive Officer
 Kenneth Cole Productions, Inc.
 March 4, 2005

                                  Exhibit 32.2
                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In  connection  with  the  Annual  Report  of
 Kenneth    Cole   Productions,   Inc.    (the
 "Company") on Form 10-K for the period ending
 December   31,   2004  as  filed   with   the
 Securities and Exchange Commission on the date hereof (the "Report"), I, Stanley A.
 Mayer,  Executive  Vice President  and  Chief
 Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
            (1) The Report fully complies with
 the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
            (2)  The information contained  in
 the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ David P. Edelman

 David P. Edelman
 Chief Financial Officer
 Kenneth Cole Productions, Inc.
 March 4, 2005