Form 10-Q
period 2005-03-31
COLE KENNETH PRODUCTIONS INC
filed 2005-05-03
CIK 921691

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              Form 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2005


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
Yes (X)  No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                           April 26, 2005

   Class A Common Stock ($.01 par value)      11,723,856

   Class B Common Stock ($.01 par value)       8,055,497

                     Kenneth Cole Productions, Inc.
                            Index to 10-Q


Part I.    FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of   March   31, 2005
and December 31, 2004 ...........................................      3

Condensed Consolidated Statements of Income for the three months
ended March 31, 2005 and 2004 ...................................      5

Condensed Consolidated Statement of Changes in Shareholders' Equity
for the three months ended March 31, 2005 .......................      6

Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 2005 and 2004....................................      7

Notes to Condensed Consolidated Financial Statements..............     8

Item 2.Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................     17

Item 3. Quantitative and Qualitative Disclosures about Market Risk    22

Item 4. Controls and Procedures..................................     22

Part II.  OTHER INFORMATION

Item 1.Legal Proceedings.........................................     23

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds    23

Item 3.Defaults Upon Senior Securities............................    23

Item 4.Submission of Matters to a Vote of Security Holders........    23

Item 5.Other Information..........................................    23

Item 6.Exhibits...................................................    23

Signatures........................................................    24

Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements


                Kenneth Cole Productions, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                 (Unaudited)

                                                 March 31,      December 31,
                                                   2005             2004

Assets
Current assets:
 Cash and cash equivalents                     $ 61,731,000    $ 80,014,000
 Marketable securities                           45,100,000      40,000,000
 Due from factors                                51,754,000      34,936,000
 Accounts receivable, net                        11,020,000      16,978,000
 Inventories, net                                50,089,000      47,166,000
 Prepaid expenses and other current assets        2,616,000       2,664,000
Deferred taxes, net                               3,136,000       3,136,000
                                                -----------     -----------
Total current assets                            225,446,000     224,894,000


Property and equipment, at cost, less
accumulated depreciation and amortization        37,684,000      38,510,000

Other assets:
 Deferred taxes, net                             10,696,000       9,625,000
 Deposits and sundry                              8,654,000       8,826,000
 Deferred compensation plan assets               25,399,000      22,732,000
                                                 ----------      ----------
Total other assets                               44,749,000      41,183,000
                                                -----------     -----------

Total assets                                   $307,879,000    $304,587,000
                                                ===========     ===========



     See accompanying notes to condensed consolidated financial statements.


                Kenneth Cole Productions, Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (continued)
                                  (Unaudited)
                                                      March 31,     December 31,
                                                        2005            2004
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                    $ 28,246,000   $ 35,767,000
 Accrued expenses and other current liabilities         7,593,000      8,947,000
 Deferred income                                        4,877,000      2,920,000
 Income taxes payable                                   5,669,000      4,253,000
                                                       ----------     ----------
Total current liabilities                              46,385,000     51,887,000
                                                       ----------     ----------
Accrued rent and other long-term liabilities           14,493,000     13,440,000
Deferred compensation plans liabilities                25,399,000     22,732,000

Commitments and contingencies

Shareholders' equity:
   Series A Convertible Preferred Stock, par value
   $1.00, 1,000,000 shares authorized,
   none outstanding
   Class A Common Stock, par value $.01,
   20,000,000 shares authorized; 15,099,689
   and 15,054,845 issued as of March 31, 2005
   and December 31, 2004, respectively                   151,000         150,000
   Class B Common Stock, par value $.01,
   9,000,000 shares authorized; 8,055,497
   issued and outstanding as of
   March 31, 2005 and December 31, 2004                   81,000          81,000
   Additional paid-in capital                         79,397,000      78,417,000
   Accumulated other comprehensive income                817,000       1,053,000
   Retained earnings                                 221,312,000     216,983,000
                                                     -----------     -----------
                                                     301,758,000     296,684,000

   Class A Common Stock in treasury, at cost,
   3,388,400 shares as of March 31, 2005
   and December 31, 2004                            (80,156,000)    (80,156,000)
                                                    ------------    ------------
Total Shareholders' Equity                           221,602,000     216,528,000
                                                    ------------    ------------

Total Liabilities and Shareholders' Equity          $307,879,000    $304,587,000
                                                    ============    ============

     See accompanying notes to condensed consolidated financial statements.

		Kenneth Cole Productions, Inc. and Subsidiaries
             Condensed Consolidated Statements of Income
                            (Unaudited)

                             Three Months Ended
                                 March 31,
                            2005          2004
Net sales               $120,292,000   $113,351,000
Royalty revenue            9,606,000      9,026,000
                         -----------    -----------
Net revenues             129,898,000    122,377,000
Cost of goods sold        73,732,000     69,909,000
                         -----------    -----------
Gross profit              56,166,000     52,468,000

Selling, general and
 administrative expenses  44,982,000     40,792,000
                          ----------     ----------
Operating income          11,184,000     11,676,000
Interest and other
 income, net                 517,000        249,000
                          ----------     ----------
Income before provision
 for income taxes          11,701,000     11,925,000
Provision for income
 taxes                      4,212,000      4,532,000
                          ----------    ------------
Net income                $ 7,489,000    $ 7,393,000
                         ============   ============


Earnings per share:

   Basic                     $.38           $.37
   Diluted                   $.37           $.36

Dividends declared per
 Share                       $.16           $.12

Shares used to compute
 earnings per share:

   Basic                  19,735,000     19,855,000

   Diluted                20,185,000     20,610,000





          See accompanying notes to condensed consolidated financial statements.

                  Kenneth Cole Productions, Inc. and Subsidiaries
       Condensed Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)
                                         Class A                  Class B
                                       Common Stock             Common Stock
                                     Number                    Number
                                    of shares    Amount       of shares   Amount
Shareholders' equity
   January 1, 2005                  15,054,845  $150,000     8,055,497   $81,000

Net Income

   Translation adjustment
     foreign currency,
     net of taxes of $9,000

   Forward contracts,
     net of taxes of ($163,000)

   Unrealized gain on available
     for sale security,
     net of taxes of $22,000

Comprehensive Income

Exercise of stock options, and
   related tax benefits of $167,000     42,394     1,000

Issuance of Class A Common Stock
   for ESPP                              2,450

Dividends paid on Common Stock
   Class A and B
                                   ---------------------------------------------
Shareholders' equity
   March 31,2005                    15,099,689   $151,000    8,055,497   $81,000
                                   =============================================



          See accompanying notes to condensed consolidated financial statements.

                  Kenneth Cole Productions, Inc. and Subsidiaries
       Condensed Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)
                                                    Accumulated
                                     Additional        Other
                                       Paid-in      Comprehensive   Retained
                                       Capital         Income       Earnings
Shareholders' equity
   January 1, 2005                   $78,417,000    $1,053,000      $216,983,000

Net Income                                                             7,489,000

   Translation adjustment
     foreign currency,
     net of taxes of $9,000                             16,000

   Forward contracts,
     net of taxes of ($163,000)                       (290,000)

   Unrealized gain on available
     for sale security,
     net of taxes of $22,000                            38,000

Comprehensive Income

Exercise of stock options, and
   related tax benefits of $167,000      921,000

Issuance of Class A Common Stock
   for ESPP                               59,000

Dividends paid on Common Stock
   Class A and B                                                     (3,160,000)
                                     -------------------------------------------
Shareholders' equity
   March 31,2005                     $79,397,000    $ 817,000       $221,312,000
                                     ===========================================


          See accompanying notes to condensed consolidated financial statements.

                  Kenneth Cole Productions, Inc. and Subsidiaries
       Condensed Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)
                                          Treasury Stock
                                     Number of
                                       Shares         Amount          Total
Shareholders' equity
   January 1, 2005                 (3,388,400)     $(80,156,000)    $216,528,000

Net Income                                                             7,489,000

   Translation adjustment
     foreign currency,
     net of taxes of $9,000                                               16,000

   Forward contracts,
     net of taxes of ($163,000)                                        (290,000)

   Unrealized gain on available
     for sale security,
     net of taxes of $22,000                                              38,000
                                                                    ------------
Comprehensive Income                                                   7,253,000

Exercise of stock options, and
   related tax benefits of $167,000                                      922,000

Issuance of Class A Common Stock
   for ESPP                                                               59,000

Dividends paid on Common Stock
   Class A and B                                                     (3,160,000)
                                   ---------------------------------------------
Shareholders' equity
   March 31,2005                   (3,388,400)     $(80,156,000)    $221,602,000
                                   =============================================


          See accompanying notes to condensed consolidated financial statements.

               Kenneth Cole Productions, Inc. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                             (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                          2005         2004
Cash flows from operating activities
Net income                                           $ 7,489,000  $  7,393,000
Adjustments to reconcile net income to net cash
 used in operating activities:
 Depreciation                                          2,174,000     1,912,000
 Unrealized gain on deferred compensation plans         (544,000)     (803,000)
 Provision for doubtful accounts                          34,000        50,000
 Benefit for deferred taxes                           (1,071,000)
 Tax benefit from stock options                          167,000       730,000
Changes in operating assets and liabilities:
 Increase in due from factors                        (16,818,000)  (10,807,000)
 Decrease in accounts receivable                       5,924,000       131,000
 Increase in inventories                              (3,213,000)   (1,822,000)
 Decrease (increase) in prepaid expenses and
  other current assets                                    48,000      (132,000)
 Increase in other assets                             (1,913,000)   (1,358,000)
 (Decrease) increase in accounts payable              (7,521,000)      790,000
 Increase (decrease) in deferred income,
  accrued expenses and other current liabilities         564,000    (2,298,000)
Increase in income taxes payable                       1,416,000     2,074,000
Increase in other long-term liabilities                3,720,000     2,242,000
                                                     ---------------------------
Net cash used in operating activities                 (9,544,000)   (1,898,000)
Cash flows from investing activities
Acquisition of property and equipment                 (1,348,000)     (722,000)
Purchases of marketable securities                    (5,100,000)
                                                     --------------------------
Net cash used in investing activities                 (6,448,000)     (722,000)
Cash flows from financing activities
Proceeds from exercise of stock options                  755,000     1,931,000
Proceeds from employee stock purchase plan                59,000        59,000
Dividends paid to shareholders                        (3,160,000)   (2,389,000)
                                                     ---------------------------
Net cash used in financing activities                 (2,346,000)     (399,000)
Effect of exchange rate changes on cash                   55,000        (2,000)
                                                     ---------------------------
Net decrease in cash                                 (18,283,000)   (3,021,000)
Cash, beginning of period                             80,014,000   111,102,000
                                                     ---------------------------
Cash, end of period                                  $61,731,000  $108,081,000
                                                    ============================
Supplemental disclosures of cash
  flow information
Cash paid during the period for:
 Interest                                            $     2,000  $      1,000
 Income taxes, net                                   $ 3,700,000  $  1,728,000

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

     Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

     The consolidated balance sheet at December 31, 2004, as presented, was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the period ended December 31, 2004.



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

                                       Three Months Ended
                                             March 31,
                                        2005            2004
  Net Income, as reported           $7,489,000       $7,393,000

    Deduct:  Stock-based
  employee compensation
  expense determined under
  fair value method, net of
  related tax effects               (1,201,000)        (736,000)
                                    -----------     -----------
  Pro forma net income              $6,288,000       $6,657,000
                                    ===========     ===========

  Earnings per share:

  Basic - as reported               $    .38         $    .37
  Basic - pro forma                 $    .32         $    .34

  Diluted - as reported             $    .37         $    .36
  Diluted - pro forma               $    .31         $    .32



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

     The following is an analysis of the differences between basic and diluted earnings per common share:

                                             Three Months Ended
                                           March 31,   March 31,
                                             2005     2004
           Weighted average common
           shares outstanding             19,735,000   19,855,000
           Effect of dilutive securities:
             Stock options                   450,000      755,000
                                          ----------   ----------
           Weighted average common
           shares outstanding and common
           share equivalents              20,185,000   20,610,000
                                          ==========   ==========

     Stock options outstanding as of March 31, 2005 and 2004, aggregating 914,292 and 30,500, respectively, have not been included in the diluted per share calculations since their effect would be antidilutive.

4.  Comprehensive Income

     Comprehensive income is comprised of net income, the effect of foreign currency translation and changes in unrealized gains and losses on forward exchange contracts and the available-for-
sale  security.    Comprehensive  income  for  the  three-month
periods ended March 31, 2005 and 2004 amounted to $7,253,000 and $6,786,000, respectively.

5.   Derivative Instruments and Hedging Activities

     In  the  normal  course  of business,  the  Company  routinely
enters   into  forward  contracts  in  anticipation  of   future
purchases  of  inventory denominated in  Euros.   These  forward
contracts are used to hedge against the Company's exposure to changes in Euro exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation. The Company has classified these contracts as cash flow hedges in accordance with SFAS No.
133   "Accounting   for   Derivative   Instruments   and   Hedge
Activities."   The Company had outstanding forward contracts  of
$17,000,000 at March 31, 2005 with maturity dates through September 2005.

    All  terms  and  conditions of the Company's forward  contracts
are   included   in   the  measurement  of  the   related   hedge
effectiveness. The critical terms of the forward contracts are the same as the underlying forecasted transactions. As a result, changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during the three months ended March 31, 2005. At March 31, 2005, the notional amount of the Company's forward contracts was $17,000,000, and resulted in an unrealized loss of approximately $262,000 net of taxes, which was included in Other Comprehensive Income in the Company's Condensed Consolidated Statement of Changes in Shareholders' Equity and as a decrease to inventory,
the  underlying  exposure  on  the balance  sheet.   The  Company
expects to reclassify all of the unrealized loss from Other Comprehensive Income into earnings within the next six month period due to the actual executions of foreign exchange contracts
to   purchase   merchandise  and  the  ultimate  sale   of   that
merchandise.








6.    Segment Information

     The  Company has three reportable segments: Wholesale, Consumer
Direct  and  Licensing.   The Company's reportable  segments  are
business units that offer different products and services or similar products through different channels of distribution. The Wholesale segment designs, sources and markets a broad range of
quality  footwear  and handbags for wholesale distribution.   The
Consumer  Direct  segment  markets  a  broad  selection  of   the
Company's branded products, including licensee products for  sale
directly   to   the   consumer  through  its  own   channels   of
distribution,  which  include full price  retail  stores,  outlet
stores,   catalogs   and   e-commerce   (at   website   addresses
www.kennethcole.com   and   www.kennethcolereaction.com).     The
Licensing segment earns royalties on licensee sales to third parties of the Company's branded products and royalties on the purchase and sale to foreign retailers or to consumers in foreign countries. The Company maintains control over quality and image
and   allows   licensees  to  sell  primarily  to   channels   of
distribution the same as, similar to or otherwise consistent with those of the Company's Wholesale segment. The Company evaluates performance and allocates resources based on profit or loss before income taxes from each segment. The Wholesale segment is
evaluated  on  income from operations before income  taxes.   The
Consumer Direct segment is evaluated on profit or loss from operations before unallocated corporate overhead and income
taxes.   The  Licensing segment is evaluated on royalties  earned
and  pretax  segment  profit.   Intersegment  sales  between  the
Wholesale and Consumer Direct segment include a markup, which is eliminated in consolidation.

Financial information of the Commpany's reportable segments is as follows (in thousands):

                                             Three Months Ended
                                               March 31, 2005
                                              Consumer
                                   Wholesale   Direct  Licensing   Totals
Revenues from external customers     $78,531  $41,761   $9,606    $129,898
Intersegment revenues                 10,200                        10,200
Segment income (1)                    10,869   (1,670)   7,622      16,821
Segment assets                       255,203   51,869    4,271     311,343

                                              Three Month Ended
                                               March 31, 2004
                                              Consumer
                                    Wholesale   Direct Licensing   Totals
Revenues from external customers     $72,337  $41,014   $9,026    $122,377
Intersegment revenues                  8,188                         8,188
Segment income (1)                     8,161      349    7,397      15,907
Segment assets                       234,061   48,642    3,336     286,039


(1) Before elimination of intersegment profit, unallocated corporate overhead and income taxes.

The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):


                                               Three Months Ended
                                      March 31, 2005      March 31, 2004
Revenues
Revenues from external customers     $129,898            $122,377
Intersegment revenues                  10,200               8,188
Elimination of intersegment revenues  (10,200)             (8,188)
                                      --------            --------
  Total consolidated revenues        $129,898            $122,377
                                     =========           =========

Income
Total profit for reportable segments $ 16,821            $ 15,907
Elimination of intersegment profit
  and unallocated corporate overhead   (5,120)             (3,982)
                                      --------            --------
  Total income before income taxes   $ 11,701            $ 11,925
                                     =========           =========

Assets
Total assets for reportable segments $311,343            $286,039
Elimination of intersegment inventory
  profit                               (3,464)             (2,273)
                                      --------            --------
  Total consolidated assets          $307,879            $283,766
                                     =========           =========


Revenues from international customers were approximately 3.0% and 2.0% of the Company's consolidated revenues for the three months ended March 31, 2005 and 2004, respectively.


7. Related Party

      The Company has an exclusive license agreement with Candies, Inc. and its trademark holding company, IP Holdings, LLC, ("Candies") to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women's, men's and children's footwear. The Chief Executive Officer and Chairman of Candies is the brother of the Company's Chief Executive Officer and Chairman. The initial term of the agreement is through December 31, 2007, with options to renew through December 31, 2016 based upon the Company reaching certain sales thresholds. During these periods, the Company is obligated to pay Candies a percentage of net sales based upon the terms of the agreement. The Company recorded approximately $315,000 and $328,000 in royalty and advertising expense to Candies for the three months ended March 31, 2005 and 2004, respectively.

8. Legal Proceedings

     In 2004, a purported class action lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles. The individual plaintiffs are current or former store managers or assistant managers who purport to bring suit on behalf of themselves and other similarly situated store managers and assistant managers. In 2005, a second purported class action was filed on behalf of floor supervisors. In each lawsuit, the plaintiffs allege, among other claims, that they worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law. The lawsuits seek damages, penalties, restitution, reclassification and attorneys' fees and costs. The Company denies the allegations in each complaint and plans to defend the actions vigorously.

     In addition, the Company is, from time to time, a party to other litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation that it believes would have a material adverse effect on its business operations.

9. Reclassifications

  Certain amounts in the Company's previous financial statements have been reclassified to conform to the 2005 presentation.

10. New Accounting Pronouncements

   In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R ("SFAS 123R"), Share-Based Payment. SFAS 123R requires the Company to measure compensation cost for all share-based payments at fair value for interim and annual periods. In April 2005, the Securities and Exchange Commission deferred implementation of SFAS 123R for certain registrants to no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company is currently evaluating the requirements and impact of SFAS 123R on the
Company's consolidated   financial  statements,  and  expects  to
adopt the provisions of SFAS 123R on January 1, 2006.

     In October 2004, Internal Revenue Code Section 965 was enacted as part of the American Job Creation Act. This is a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate provided that specified conditions and restrictions are satisfied. In addition, FASB Staff Position FAS 109-2 was issued to provide accounting and disclosure evidence relating to the repatriation provision. The Company believes the range of reasonably possible amounts of unremitted earnings that is being considered for repatriation, as a result of this provision, is between $7 million and $12 million. The related reduction in income tax expense is expected to be $1 million to $2.5 million. In addition, the Company's 2005 effective tax rate will decrease due to this provision. The Company expects to adopt this repatriation plan in the second half of 2005.

11. Subsequent Events

     On April 7, 2005, the Company accelerated the vesting of 250,000 "out-of-the-money" stock options held by Kenneth D. Cole. These options were originally granted on August 4, 2004 and would have vested ratably in annual installments on the next three anniversaries of the date of grant. The per share exercise price for these options was $32.09, which was above the $30.34 fair market value of the Company's Class A common stock on the date of acceleration. The purpose of the acceleration is to eliminate future compensation expense recognition the Company would otherwise be required to recognize in the Income Statement with respect to these accelerated options once SFAS 123R becomes effective in January 2006. The estimated future expense recognition that will be eliminated is approximately $2,115,000. This amount differs from the amount previously reported in the Company's Form 8-K, dated April 7, 2005, due to the deferral of SFAS 123R. The acceleration of options did not trigger an expense for accounting purposes, as the stock options had no intrinsic value at the date of acceleration.

     On April 20, 2005, the board of directors declared a quarterly cash dividend of $0.16 per share payable on June 16, 2005, which will be paid to shareholders of record at the close of business on May 24, 2005.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

     The statements contained in this report which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding the Company's anticipated results or level of business for 2005 or any other future period, may be deemed to constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including,  but  not  limited  to, demand  and  competition  for  the
Company's products, the ability to enter into new licensee agreements, to maintain and renew existing licensing agreements and to open new stores, changes in consumer preferences or fashion trends, events causing disruption in product shipment, change in import regulations, dependence on certain large customers and changes in the Company's relationships with vendors and other resources. The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

Update on Critical Accounting Policies

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a summary of the Company's significant accounting policies, see the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

      Kenneth Cole Productions, Inc., designs, sources and markets a broad range of fashion footwear and handbags, and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, and Bongo brand names. During the fiscal year ended December 31, 2004, the Company introduced the Tribeca trademark brand for women's footwear. In addition, the Company designs and sources footwear and handbags for its customers under its customers' own trademarks. The Company's products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole.

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

      The Company recorded net revenues of $129.9 million for the three months ended March 31, 2005; a 6.1% increase over the comparable period in the prior year, and diluted earnings per share grew 2.8% to $0.37 from $0.36 over the first quarter of 2004. The
Company's balance sheet reflected $106.8 million in cash and marketable securities, and had no debt as of March 31, 2005. The Company continues to focus on designing and delivering high quality, fashionable products, creating efficient and compelling retail environments, and continuing close partnerships with its licensees to ensure brand quality and distribution integrity.

Results of Operations

     The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenues for the three months ended March 31, 2005 and March 31, 2004.


                                             Three Months Ended
                                                  March 31,
                                      2005                     2004
Net sales                         $120,292   92.6%       $113,351    92.6%
Royalty revenue                      9,606    7.4           9,026     7.4
Net Revenues                       129,898  100.0         122,377   100.0
Gross profit (1)                    56,166   43.2          52,468    42.9
Selling, general &
  administrative expenses           44,982   34.6          40,792    33.3
Operating income                    11,184    8.6          11,676     9.6
Interest and other income, net         517    0.4             249     0.1
Income before income taxes          11,701    9.0          11,925     9.7
Income tax expense                   4,212    3.2           4,532     3.7
Net income                        $  7,489    5.8        $  7,393     6.0


(1) Gross Profit may not be comparable to other entities, since some entities include the costs related to their distribution network in cost of goods sold and others entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.


Three  Months  Ended  March 31, 2005 Compared to Three  Months  Ended
March 31, 2004

REVENUES: Consolidated net revenues increased $7.5 million, or 6.1%, to $129.9 million for the three months ended March 31, 2005 from $122.4 million for the three months ended March 31, 2004. The increase in revenues occurred in all of the Company's segments:
Wholesale, Consumer Direct and Licensing as further described below, in the sections entitled "Net Sales" and "Licensing Revenue."

NET SALES: Wholesale net sales (excluding sales to the Company's Consumer Direct business segment) increased $6.2 million, or 8.6%, to $78.5 million, for the three months ended March 31, 2005 from $72.3 million for the three months ended March 31, 2004. This increase is primarily attributable to increased sales of the Company's Kenneth Cole Reaction branded footwear, and increased sales in the handbag businesses in excess of 40%. Sales increases were partially offset by declines in the Company's volume businesses and Kenneth Cole New York footwear.

Net sales in the Company's Consumer Direct segment increased $0.8 million, or 1.8%, to $41.8 million for the three months ended March 31, 2005 from $41.0 million for the three months ended March 31, 2004. The increase in net sales is due primarily to increases in sales from the Company's Catalog and Internet operations and its Gift Program. New stores opened in 2005 and that portion of 2005 sales for stores not open for all of 2004 increased by $1.7 million, and was offset by a decrease in comparable store sales of $2.2 million or 5.8%.

LICENSING REVENUE: Royalty revenue increased 6.4% to $9.6 million for the three months ended March 31 2005 from $9.0 million for the three months ended March 31, 2004. The growth in licensing revenues was primarily driven by incremental minimum royalties from existing licensee product categories.

GROSS PROFIT: Consolidated gross profit, as a percentage of net revenues, increased to 43.2% for the three months ended March 31, 2005 from 42.9% for the three months ended March 31, 2004. This was primarily a result of an increase in margin in the Wholesale segment, offset by a decrease in Consumer Direct margin. The increase in gross  profit  from the Wholesale segment resulted  from  changes  in sourcing and better sell-thrus at retail. In addition, changes in the mix of the Company's revenues from its Wholesale and Consumer Direct segments also affected consolidated gross margins. Although the Consumer Direct segment operates at a higher gross profit level than the Wholesale segment, its revenue as a percentage of net revenue decreased to 32.1% for the three months ended March 31, 2005 from 33.5% for the three months ended March 31, 2004. Revenues from the Wholesale segment as a percentage of net revenue increased to 60.5% for the three months ended March 31, 2005 from 59.1% for the three months ended March 31, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including warehousing and receiving, increased 10.3% to $44.9 million (or 34.6% of net revenues) for the three months ended March 31, 2005 from $40.8 million (or 33.3% of net revenues) for the three months ended March 31, 2004. Expenses, as a percentage of net revenues, increased primarily due to investments in people and systems and the Company's loss of leverage on its comparable stores' sales base.

INTEREST AND OTHER INCOME: Interest and other income increased to $0.5 million for the three months ended March 31, 2005 from $0.3 million for the three months ended March 31, 2004. The increase is due to a higher average rate of return on the Company's investments.

INCOME TAXES: The Company's effective tax rate has decreased to 36% for the three months ended March 31, 2005 from 38% for the three months ended March 31, 2004 as a result of a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate. (See "New Accounting and Tax Developments.")

NET INCOME: As a result of the foregoing, net income increased 1.3% for the three months ended March 31, 2005 to $7.5 million (5.8% of net revenues) from $7.4 million (6.0% of net revenues) for the three months ended March 31, 2004.

New Accounting and Tax Developments

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R ("SFAS 123R"), Share-Based Payment. SFAS 123R requires the Company to measure compensation cost for all share-based payments at fair value for interim and annual periods. In April 2005, the Securities and Exchange Commission deferred implementation of SFAS 123R for certain registrants to no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company is currently evaluating the requirements and impact of SFAS 123R on the Company's consolidated financial statements, and expects to adopt the provisions of SFAS 123R on January 1, 2006.

      In October 2004, Internal Revenue Code Section 965 was enacted as part of the American Job Creation Act. This is a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate provided that specified conditions and restrictions are satisfied. In addition, FASB Staff Position FAS 109-2 was issued to provide accounting and disclosure evidence relating to the repatriation provision. The Company believes the range of reasonably possible amounts of unremitted earnings that is being considered for repatriation, as a result of this provision, is between $7 million and $12 million. The related reduction in income tax expense is expected to be $1 million to $2.5 million. In addition, the Company's 2005 effective tax rate will decrease due to this provision. The Company expects to adopt this repatriation plan in the second half of 2005.

Liquidity and Capital Resources

     The Company uses cash from operations as the primary source of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances. At March 31, 2005 and December 31, 2004 working capital was $179.1 million and $173.0 million, respectively.

     Cash used in operating activities was $9.5 million for the three months ended March 31, 2005, compared to $1.9 million used in operating activities for the three months ended March 31, 2004. The increase in cash flows used in operations is primarily attributable to seasonal working capital requirements, including an increase in the Company's due from factor and inventory balances, and the timing of payables.

     Net cash used in investing activities increased $5.7 million to $6.4 million for the three months ended March 31, 2005 from $0.7 million for the three months ended March 31, 2004. Investing activities for the three months ended March 31, 2005 and 2004 were primarily for capital expenditures and marketable securities. Capital expenditures for new retail store openings and expansions were approximately $0.9 million and $0.5 million for the three months ended March 31, 2005 and March 31, 2004, respectively. The remaining expenditures were used primarily for information technology and office build-out and renovations. In addition, $5.1 million was used to purchase marketable securities during the three months ended March 31, 2005.

     Net cash used in financing activities was $2.3 million for the three months ended March 31, 2005 compared to $0.4 million used in financing activities for the three months ended March 31, 2004. During the three months ended March 31, 2005, the Company declared and paid quarterly cash dividends of approximately $3.2 million to common stock shareholders compared to $2.4 million of dividends declared and paid during the three months ended March 31, 2004. This was primarily offset by proceeds from the exercise of stock options of $0.8 million during the three months ended March 31, 2005 compared to $1.9 million of proceeds from excercises during the three months ended March 31, 2004.

     The Company's material obligations under contractual agreements, primarily commitments for future payments under operating lease agreements as of March 31, 2005, are summarized as follows:

                              Payments Due by Period
                   Total      1 year or    2-3 years   4-5 years     After 5
                                less                                  years
Operating leases
and other
obligations     $203,932,000 $26,005,000  $73,377,000 $21,727,000  $82,823,000
Purchase
obligations       50,361,000  50,361,000
                --------------------------------------------------------------
Total
Contractual
Obligations     $254,293,000 $76,366,000  $73,377,000 $21,727,000  $82,823,000
                ==============================================================

     The Company utilizes forward contracts to hedge its cost on future purchases of inventory in Euros. These forward contracts are used to hedge against the Company's exposure to changes in the Euro exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation. At March 31, 2005, the Company had forward contracts totaling $17 million in notional value with an unrealized loss of $262,000, net of taxes.

      In 2004, the Company entered into an agreement to purchase the office building that it is currently leasing for its corporate headquarters in New York City providing approximately 119,500 square feet of office space for approximately $24 million. The closing date must occur by May 2006, with the specific timing to be determined by the parties based on the ability of the current landlord to satisfy certain terms and conditions.

     The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25 million to finance working capital requirements. The Company has no outstanding advances under this line of credit; however, amounts available under the line of credit were reduced by $6.7 million in standby letters of credit and $0.1 million in open letters of credit to $18.2 million at March 31, 2005.

     The Company believes that it will be able to satisfy its cash requirements for the next year, including requirements for its retail expansion and renovations, office build-out of its corporate headquarters, the purchase of the New York City corporate headquarters, dividend payments, and enhancements to its information systems, primarily with cash flow from operations and current cash levels.

      The foregoing commentary should be considered to fall within the coverage of the "Safe Harbor Statement" under the Private Securities Litigation reform Act of 1995 included in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not believe it has a material exposure to market risk. The Company is primarily exposed to currency exchange rate risks with respect to its inventory transactions denominated in Euros. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing forward contracts to hedge its cost on future purchases. The Company does not enter into foreign currency transactions for speculative purposes. At March 31, 2005, the Company had forward contracts totaling $17 million in notional value with an unrealized loss of $262,000 net of taxes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels, a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's year-to-date earnings.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 2004, as amended) as of the end of the period covered by this quarterly report, and have concluded that the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

      There were no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

     In 2004, a purported class action lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles. The individual plaintiffs are current or former store managers or assistant managers who purport to bring suit on behalf of themselves and other similarly situated store managers and assistant managers. In 2005, a second purported class action was filed on behalf of floor supervisors. In each case, the plaintiffs allege, among other claims, that they worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law. The lawsuits seek damages, penalties, restitution, reclassification and attorneys' fees and costs. The Company denies the allegations in each complaint and plans to defend the actions vigorously.

     In addition, the Company is, from time to time, a party to other litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation that it believes would have a material adverse effect on its business operations.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information. None

Item 6. Exhibits.

31.1    Certification  of  Chief  Executive  Officer   pursuant   to
        Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification  of  Chief  Financial  Officer   pursuant   to
        Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.











                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kenneth Cole Productions, Inc.
                                   Registrant



April 29, 2005                     /s/ DAVID P. EDELMAN
                                   David P. Edelman
                                   Chief Financial Officer



































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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




                         By:  /s/ KENNETH D. COLE
                              --------------------------
                              Kenneth D. Cole
                              Chief Executive Officer



Date:  April 29, 2005


































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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




                         By:  /s/ DAVID P. EDELMAN
                              --------------------------
                              David P. Edelman
                              Chief Financial Officer



Date:  April 29, 2005



































                                                         Exhibit 32.1
                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth D. Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
           (1)  The  Report  fully complies with the requirements  of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ KENNETH D. COLE

Kenneth D. Cole
Chairman and Chief Executive Officer
Kenneth Cole Productions, Inc.
April 29, 2005
                                                         Exhibit 32.2
                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David P. Edelman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
           (1)  The  Report  fully complies with the requirements  of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DAVID P. EDELMAN

David P. Edelman
Chief Financial Officer
Kenneth Cole Productions, Inc.
April 29, 2005