Form 10-Q
period 2005-06-30
COLE KENNETH PRODUCTIONS INC
filed 2005-08-08
CIK 921691

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2005


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
Yes (X)  No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                                   August 2, 2005

     Class A Common Stock ($.01 par value)                   15,449,253
     Class B Common Stock ($.01 par value)                    8,010,497

                     Kenneth Cole Productions, Inc.
                              Index to 10-Q


Part I.    FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2005
and December 31, 2004............................................      3

Condensed Consolidated Statements of Income for the three  and six-
month periods ended June 30, 2005 and 2004..........................   5

Condensed Consolidated Statement of Changes in Shareholders' Equity
for the six-month period ended June 30, 2005 .......................   6

Condensed Consolidated Statements of Cash Flows for the six-month
periods ended June 30, 2005 and 2004................................   7

Notes to Condensed Consolidated Financial Statements................   8

Item 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operations.....................................  18

Item 3. Quantitative and Qualitative Disclosures about Market Risk...  24

Item 4. Controls and Procedures......................................  24

Part II.  OTHER INFORMATION

Item 1.Legal Proceedings.............................................. 26

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.... 26

Item 3.Defaults Upon Senior Securities................................ 26

Item 4.Submission of Matters to a Vote of Security Holders............ 26

Item 5.Other Information.............................................. 27

Item 6.Exhibits....................................................... 27

Signatures............................................................ 28

Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements


             Kenneth Cole Productions, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets
                               (Unaudited)

                                                    June 30,      December 31,
                                                      2005           2004
Assets
Current assets:
Cash and cash equivalents                         $ 49,096,000   $ 80,014,000
Marketable securities                               69,673,000     40,000,000
Due from factors                                    38,051,000     34,936,000
Accounts receivable, net                            12,259,000     16,978,000
Inventories, net                                    47,672,000     47,166,000
Prepaid expenses and other current assets            3,266,000      2,664,000
Deferred taxes, net                                  2,855,000      3,136,000
                                                   -----------    -----------
Total current assets                               222,872,000    224,894,000


Property and equipment, at cost, less
accumulated depreciation and amortization           39,465,000     38,510,000


Other assets:
 Deferred taxes, net                                11,799,000      9,625,000
 Deposits and sundry                                14,309,000      8,826,000
 Deferred compensation plan assets                  27,550,000     22,732,000
                                                   -----------    -----------
Total other assets                                  53,658,000     41,183,000
                                                   -----------    -----------

Total assets                                      $315,995,000   $304,587,000
                                                   ===========    ===========

        See accompanying notes to condensed consolidated financial statements.

                     Kenneth Cole Productions, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets (continued)
                                       (Unaudited)

                                                   June 30,    December31,
                                                      2005         2004
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                                  $ 32,557,000   $ 35,767,000
Accrued expenses and other current liabilities       6,940,000      8,947,000
Deferred income                                      3,532,000      2,920,000
Income taxes payable                                   555,000      4,253,000
                                                   -----------    -----------
Total current liabilities                           43,584,000     51,887,000
                                                   -----------    -----------
Accrued rent and other long-term liabilities        15,213,000     13,440,000
Deferred compensation plans liabilities             27,550,000     22,732,000

Commitments and contingencies

Shareholders' equity:
   Series A Convertible Preferred Stock,
   par value $1.00, 1,000,000 shares
   authorized, none outstanding
   Class A Common Stock, par value $.01,
   20,000,000 shares authorized; 15,400,021
   and 15,054,845 issued as of June 30, 2005
   and December 31, 2004,respectively                  154,000        150,000
   Class B Common Stock, par value $.01,
   9,000,000 shares authorized; 8,055,497
   issued and outstanding as of
   June 30, 2005 and December 31, 2004                  81,000         81,000
   Additional paid-in capital                       86,997,000     78,417,000
   Deferred Compensation                            (4,052,000)
   Accumulated other comprehensive income              784,000      1,053,000
   Retained earnings                               225,840,000    216,983,000
                                                   -----------    -----------
                                                   309,804,000    296,684,000

   Class A Common Stock in treasury, at cost,
   3,388,400 shares as of June 30, 2005
   and December 31, 2004                           (80,156,000)   (80,156,000)
                                                   -----------    -----------

Total Shareholders' Equity                         229,648,000    216,528,000
                                                   -----------    -----------

Total Liabilities and Shareholders' Equity         $315,995,000  $304,587,000
                                                   ===========    ===========


         See accompanying notes to condensed consolidated financial statements.

                     Kenneth Cole Productions, Inc. and Subsidiaries
                       Condensed Consolidated Statements of Income
                                         (Unaudited)


                        Three Months Ended              Six Months Ended
                            June 30,                        June 30,
                        2005         2004            2005            2004
Net sales            $109,281,000  $103,720,000     $229,573,000  $217,071,000
Royalty revenue        10,054,000     9,337,000       19,660,000    18,363,000
                     ------------  ------------     ------------  ------------
Net revenues          119,335,000   113,057,000      249,233,000   235,434,000
Cost of goods sold     63,966,000    61,683,000      137,698,000   131,592,000
                     ------------  ------------     ------------  ------------
Gross profit           55,369,000    51,374,000      111,535,000   103,842,000

Selling, general
 and administrative
  expenses             44,161,000    40,382,000       89,143,000    81,174,000
                     ------------  ------------     ------------  ------------
Operating income       11,208,000    10,992,000       22,392,000    22,668,000
Interest and other
  income, net             835,000       342,000        1,352,000       591,000
                     ------------  ------------     ------------  ------------
Income before
provision for
income taxes           12,043,000    11,334,000       23,744,000    23,259,000
Provision for
income taxes            4,335,000     4,307,000        8,547,000     8,839,000
                     ------------  ------------     ------------  ------------
Net income           $  7,708,000  $  7,027,000     $ 15,197,000  $ 14,420,000
                     ============  ============     ============  ============

Earnings per share:

Basic                $        .39  $        .35     $        .77  $        .72
Diluted              $        .38  $        .34     $        .75  $        .70

Dividends declared
share per            $        .16  $        .12     $        .32  $        .24


Shares used to
compute earnings
per share:

Basic                  19,845,000    20,048,000       19,790,000    19,951,000

Diluted                20,318,000    20,727,000       20,252,000    20,669,000




         See accompanying notes to condensed consolidated financial statements.


                    Kenneth Cole Productions, Inc. and Subsidiaries
       Condensed Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                  Class A                    Class B
                                Common Stock              Common Stock
                                 Number                  Number
                                of shares   Amount     of shares   Amount
Shareholders' equity
January 1, 2005                 15,054,845  $  150,000   8,055,497  $ 81,000

Net income
  Translation adjustment
   foreign currency
   net of taxes $6,000

  Forward contracts, net
   of taxes of ($770,000)

Unrealized gain on available
   for sale security, net
   of taxes $613,000

Comprehensive Income

Issuance of Restricted Stock       146,833       2,000

Amortization of Deferred
   Compensation

Exercise of stock options, and
   Related tax benefits
   of $959,000                     192,526       2,000

Issuance of Class A Common
   Stock for ESPP                    5,817

Dividends paid on Common Stock
   Class A and B
                                -----------------------------------------------
Shareholders' equity
   June 30,2005                 15,400,021  $  154,000   8,055,497  $ 81,000
                                ===============================================

         See accompanying notes to condensed consolidated financial statements.



                    Kenneth Cole Productions, Inc. and Subsidiaries
       Condensed Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                  Accumulated
                                 Additional                          Other
                                  Paid-in        Deferred       Comprehensive
                                  Capital      Compensation           Income
Shareholders' equity
January 1, 2005                 78,417,000                         $ 1,053,000

Net income
  Translation adjustment
   foreign currency
   net of taxes $6,000                                                  10,000

  Forward contracts, net
   of taxes of ($770,000)                                           (1,368,000)

Unrealized gain on available
   for sale security, net
   of taxes $613,000                                                 1,089,000

Comprehensive Income

Issuance of Restricted Stock     4,400,000        (4,402,000)

Amortization of Deferred
   Compensation                                      350,000

Exercise of stock options, and
   Related tax benefits
   of $959,000                   4,038,000

Issuance of Class A Common
   Stock for ESPP                  142,000

Dividends paid on Common Stock
   Class A and B
                                -----------------------------------------------
Shareholders' equity
   June 30,2005                 86,997,000        (4,052,000)          784,000
                                ===============================================

         See accompanying notes to condensed consolidated financial statements.


                Kenneth Cole Productions, Inc. and Subsidiaries
       Condensed Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)


                                              Treasury Stock
                              Retained    Number of
                              Earnings    Shares       Amount        Total
Shareholders' equity
January 1, 2005            $216,983,000  (3,388,400) $(80,156,000) $216,528,000

Net income                   15,197,000                              15,197,000
  Translation adjustment
   foreign currency
   net of taxes $6,000                                                  10,000

  Forward contracts, net
   of taxes of ($770,000)                                           (1,368,000)

Unrealized gain on available
   for sale security, net
   of taxes $613,000                                                 1,089,000
                                                                    -----------
Comprehensive Income                                                14,928,000

Issuance of Restricted Stock                                                 -

Amortization of Deferred
   Compensation                                                         350,000

Exercise of stock options, and
   Related tax benefits
   of $959,000                                                        4,040,000

Issuance of Class A Common
   Stock for ESPP                                                       142,000

Dividends paid on Common Stock
   Class A and B               (6,340,000)                          (6,340,000)
                                -----------------------------------------------
Shareholders' equity
   June 30,2005              $225,840,000 (3,388,400)$(80,156,000) $229,648,000
                             ==================================================


         See accompanying notes to condensed consolidated financial statements.

        See accompanying notes to condensed consolidated financial statements
                   Kenneth Cole Productions, Inc. and Subsidiaries
                    Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)
                                                          Six Months Ended
                                                               June 30,
                                                           2005          2004
Cash flows from operating activities
Net income                                            $15,197,000  $14,420,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         4,442,000   3,810,000
   Unrealized (gain) loss on deferred
      compensation plans                                  (410,000)    492,000
   Deferred compensation                                   350,000           -
   Realized gain on sale of property and equipment               -     (14,000)
   Provision for doubtful accounts                         120,000      40,000
   Benefit for deferred taxes                           (1,893,000)          -
   Tax benefit from stock options                          959,000   2,674,000
   Unrealized gains from available-for-sale securities  (1,089,000)          -
   Changes in operating assets and liabilities:
    Increase in due from factors                        (3,115,000)   (784,000)
    Decrease in accounts receivable                      4,599,000     779,000
    Increase in inventories                             (1,874,000)(10,481,000)
    Increase in prepaid expenses and other
      current assets                                      (602,000) (2,000,000)
    Increase in other assets                            (1,874,000) (2,032,000)
   (Decrease) increase in accounts payable              (3,210,000)  5,374,000
    Decrease in deferred income, accrued expenses
      and other current liabilities                     (1,457,000) (1,881,000)
    Decrease in income taxes payable                    (3,698,000) (2,939,000)
    Increase in other long-term liabilities              6,591,000   2,639,000
                                                         ---------------------
Net cash provided by operating activities               13,036,000  10,097,000
Cash flows from investing activities
Acquisition of property and equipment                   (5,397,000) (4,008,000)
Proceeds from sale of property and equipment                     -      68,000
Purchases of marketable securities and
  other investments                                    (35,512,000)(43,000,000)
                                                        ----------------------
Net cash used in investing activities                  (40,909,000)(46,940,000)
Cash flows from financing activities
Proceeds from exercise of stock options                  3,081,000   4,258,000
Proceeds from employee stock purchase plan                 142,000     114,000
Dividends paid to shareholders                          (6,340,000) (4,802,000)
                                                         ----------------------
Net cash used in financing activities                   (3,117,000)   (430,000)
Effect of exchange rate changes on cash                     72,000      (4,000)
                                                        ----------------------
Net decrease in cash                                   (30,918,000)(37,277,000)
Cash, beginning of period                               80,014,000 111,102,000
                                                       -----------------------
Cash, end of period                                     49,096,000  73,825,000
                                                       ========================

Supplemental disclosures of cash flow information

Cash paid during the period for:
  Interest                                                    2,000      3,000
  Income taxes, net                                      13,179,000 11,037,000



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

          Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

          The consolidated balance sheet at December 31, 2004, as presented, was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

              Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


     2.  Stock-Based Compensation

                The Company measures compensation expense for its stock-based compensation plans using the intrinsic value method
     prescribed   in  Accounting  Principles  Board  Opinion   No.   25,
     "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations. The Company has adopted disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

                Pro forma disclosures, as required by Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," are computed as if the Company recorded compensation expense based on the fair value for stock-based awards or grants. The following pro forma information includes the effects of the options discussed above.


                                  Three Months Ended        Six Months Ended
                                      June 30,                    June 30,
                                   2005       2004           2005      2004
    Net  Income,as reported   $ 7,708,000  $ 7,027,000 $15,197,000 $14,420,000

    Add:  Stock-based
    compensation included
    in reported net income,
    net of related tax effects    224,000            -     224,000           -

       Deduct:  Stock-based
    employee compensation
    expense determined under
    fair value method,net of
    related tax effects        (3,023,000)    (672,000) (4,020,000) (1,408,000)
                              ------------  ----------- ----------- -----------
    Pro   forma net income   $  4,909,000  $ 6,355,000 $11,401,000  $13,012,000
                             ============  =========== ===========  ===========
    Earnings per share:

    Basic - as reported      $        .39  $       .35 $       .77  $      .72
    Basic - pro forma        $        .25  $       .32 $       .58  $      .65

    Diluted - as reported    $        .38  $       .34 $       .75  $      .70
    Diluted - pro forma      $        .24  $       .31 $       .56  $      .63


            Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


     2.  Stock-Based Compensation (continued)

        On April 7, 2005, the Company accelerated the vesting of 250,000 "out-of-the-money" stock options held by Kenneth D. Cole. These options were originally granted on August 4, 2004 and would have vested ratably in annual installments on the next three anniversaries of the date of grant. The per share exercise price for these options was $32.09, which was above the $30.34 fair market value of the Company's Class A common stock on the date of acceleration. The purpose of the acceleration was to eliminate future compensation expense recognition the Company would otherwise have been required to recognize in the Consolidated Income Statement with respect to these accelerated options once SFAS No. 123R "Share-Based Payment" ("SFAS 123R") becomes effective in January 2006. The estimated future expense recognition that will be eliminated is approximately $2,115,000. This amount differs from the amount previously reported in the Company's Form 8-K, dated April 7, 2005, due to the deferral of SFAS 123R (See Note 12). The acceleration of options did not trigger an expense for accounting purposes, as the stock options had no intrinsic value at the date of acceleration.

        During the three months ended June 30, 2005, the Company granted 146,000 Class A common shares of restricted stock to selected employees. The shares have vesting periods up to four years. The Company recorded the total compensation expense as Deferred Compensation in the Condensed Consolidated Statement of Changes in Shareholders' Equity, and recognized $224,000, net of related taxes of $126,000, of compensation expense in the Condensed Consolidated Statement of Income for the three months ended June 30, 2005, which represents the amortization of the original deferred compensation on a straight-line basis over the vesting period.


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

             Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


     3. Earnings Per Share (continued)

     The following is an analysis of the differences between basic and diluted earnings per common share:


                              Three Months Ended          Six Months Ended
                              June 30,   June 30,         June 30,  June 30,
                               2005        2004             2005      2004
Weighted average
common shares outstanding    19,845,000  20,048,000     19,790,000  19,951,000

Effect  of  dilutive
securities:
    Restricted Stock              6,000                      6,000
    Stock options               467,000     679,000        456,000     718,000
                            -----------  ----------     ----------  ----------
Weighted average
 common shares outstanding
 and common share
 equivalents                 20,318,000  20,727,000     20,252,000  20,669,000
                            ===========  ===========    ==========  ==========


     Stock options outstanding as of June 30, 2005 and 2004, aggregating 903,000 and 30,000, respectively, have not been included in the
     diluted  per  share  calculations  since  their  effect  would   be
     antidilutive.


     4.  Comprehensive Income

       Comprehensive income is comprised of net income, the effect of foreign currency translation, changes in unrealized gains and losses on forward exchange contracts and available-for-sale securities. Comprehensive income for the six-month periods ended June 30, 2005 and 2004 amounted to $14,928,000 and $13,950,000, respectively. Comprehensive income for the three-month periods ended June 30, 2005 and 2004 amounted to $7,675,000 and $7,164,000, respectively.

     5.   Derivative Instruments and Hedging Activities

       In the normal course of business, the Company routinely enters into forward contracts in anticipation of future purchases of inventory denominated in Euros. These forward contracts are used to hedge against the Company's exposure to changes in Euro exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation. The Company has classified these contracts as cash flow hedges in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedge Activities." The Company had outstanding forward contracts of $16,000,000 at June 30, 2005 with maturity dates through January 2006.


             Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


     5.   Derivative Instruments and Hedging Activities (continued)

       All terms and conditions of the Company's forward contracts are included in the measurement of the related hedge effectiveness. The critical terms of the forward contracts are the same as the underlying forecasted transactions. As a result, changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during the three- and six- month periods ended June 30, 2005. At June 30, 2005, the notional amount of the Company's forward contracts was $16,000,000, and resulted in an unrealized loss of approximately $816,000, net of taxes, which was included in Other Comprehensive Income in the Company's Condensed Consolidated Statement of Changes in Shareholders' Equity and as a decrease to inventory, the underlying exposure on the Balance Sheet. The Company expects to reclassify all of the unrealized loss from Other Comprehensive Income into earnings within the next seven months due to the actual executions of foreign exchange contracts to purchase merchandise and the ultimate sale of that merchandise.

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

             Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


     6.  Segment Information (continued)

	 Financial information of the Company's reportable segments is as follows (in thousands):



                    Three   Months Ended            Three   Months Ended
                      June 30, 2005                   June 30, 2005
                      Consumer                          Consumer
            Wholesale  Direct Licensing Total  Wholesale Direct Licensing Total
Revenue from
external
customers     62,885   46,396   10,054  119,335  141,416  88,157 19,660 249,233
Intersegment
revenues       8,546                      8,546   18,746                 18,746
Segment
income (1)     5,556    3,371    8,013   16,940   16,425   1,701 15,635  33,761
Segment
assets                                           263,477  52,330  3,877 319,684




                    Three   Months Ended            Three   Months Ended
                      June 30, 2004                   June 30, 20
                      Consumer                          Consumer
            Wholesale  Direct Licensing Total  Wholesale Direct Licensing Total
Revenue from
external
customers     58,920   44,800    9,337  113,057  131,257  85,814 18,363 235,434
Intersegment
revenues       7,702                      7,702   15,890                 15,890
Segment
income (1)     4,307    3,471    7,910   15,688   12,468   3,820 15,307  31,595
Segment
assets                                           243,299  49,185  3,169 295,653


          (1) Before elimination of intersegment profit, unallocated corporate overhead and income taxes.


                 Kenneth Cole Productions, Inc. and Subsidiaries
               Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


     6.   Segment Information (continued)

     The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):



                                 Three Months Ended            Six Months Ended
                                  June 30,    June 30,     June 30,    June 30,
                                   2005        2004         2005        2004
Revenues
Revenues for external customers   $ 119,335  $ 113,057    $ 249,233  $ 235,434
Intersegment revenues                 8,546      7,702       18,746     15,890

Elimination of intersegment revenues (8,546)    (7,702)     (18,746)   (15,890)
                                   ---------  ---------    ---------  ---------
  Total  consolidated revenues    $ 119,335  $ 113,057    $ 249,233  $ 235,434
                                   =========  =========    =========  =========


Income
Total profit for reportable
   segments                       $  16,940  $  15,688    $  33,761  $  31,595
Elimination of intersegment
   profit and unallocated
   corporate overhead                (4,897)    (4,354)     (10,017)    (8,336)
                                   ---------  ---------    ---------  ---------
   Total  income before
   income taxes                   $  12,043  $  11,334    $  23,744  $  23,259
                                   =========  =========    =========  =========


Assets
Total assets for reportable
   segments                                               $ 319,684  $ 295,653
Elimination of intersegment
   inventory profit                                          (3,689)    (2,441)
                                                           ---------  --------
Total consolidated assets                                 $315,995   $ 293,212
                                                           =========  ========


     Revenues  from international customers were approximately 2.1%  and
     1.4%  of  the Company's consolidated revenues for the three  months ended June 30, 2005 and 2004, respectively, and approximately  2.6%
     and  1.6% of the Company's consolidated revenues for the six months ended June 30, 2005 and 2004, respectively.


               Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

     7. Related Party

           The Company has an exclusive license agreement with Iconix Brand Group, Inc., formerly Candies, Inc., and its trademark holding company, IP Holdings, LLC ("Candies"), to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women's, men's and children's footwear. The Chief Executive Officer and Chairman of Candies is the brother of the Company's Chief Executive Officer and Chairman. The initial term of the agreement is through December 31, 2007, with options to renew through December 31, 2016 based upon the Company reaching certain sales thresholds. During these periods, the Company is obligated to pay Candies a percentage of net sales based upon the terms of the agreement. The Company recorded approximately $315,000 and $630,000 in royalty and advertising expense to Candies for the three-month and six-month periods ended June 30, 2005 respectively. The Company recorded approximately $238,000 and $566,000 in royalty and advertising expense to Candies for the three-month and six-month periods ended June 30, 2004 respectively.

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

     9.   New Agreements

          In June 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Bernard Chaus, Inc., ("Chaus"), pursuant to which the Company purchased 6,000,000 shares of Chaus common stock for an aggregate purchase price of $6,000,000. The Stock Purchase Agreement provides the Company with one demand and one piggyback registration right. The Company recorded the shares at their fair value at the date of acquisition, and classified the shares as "available for sale" under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," which is included in Deposits and Sundry in the accompanying Consolidated Balance Sheet.

              Kenneth Cole Productions, Inc. and Subsidies
             Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


     9.  New Agreements (continued)

                In addition, the Company also entered into a license agreement ("License Agreement") with Chaus, dated June 13, 2005. The License Agreement grants Chaus an exclusive license to design, manufacture, sell and distribute women's sportswear under the Company's trademark, Kenneth Cole Reaction. The initial term of the License Agreement expires on December 31, 2010. Chaus has the option to renew the License Agreement for an additional term of three years if it meets specified sales targets and is in compliance with the agreement. The License Agreement provides that the Company receives payment of specified royalties on net sales. The License Agreement also requires Chaus to achieve certain minimum sales levels, to pay certain minimum royalties and to maintain a minimum net worth. Chaus is also obligated to pay specified percentages of net sales to support advertising and to expend a specified amount in the period ending December 31, 2007 to support the initial launch of the Licensed Products.

     10.  Severance

                In April 2004, the Company entered into a shutdown agreement with a local affiliate of the International Leather Goods, Plastics, Handbags and Novelty Workers Union, Local I Division of Local 342-50 United Food and Commercial Workers Union in conjunction with the closing of the Company's east coast
     distribution  center.    In connection with  this  transition,  the
     Company incurred approximately $1.1 million in aggregate costs, including severance from the aforementioned agreement and the write-off of unamortized leasehold improvements and moving costs, during
     the  three months ended June 30, 2004.   These costs were  expensed
     as incurred in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activity" within Selling, General and Administrative Expenses in the Condensed Consolidated Statement of Income.

     11. Reclassifications

       Certain amounts in the Company's previous financial statements have been reclassified to conform to the 2005 presentation.



     12. New Accounting Pronouncements

           In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, which requires the Company to measure compensation cost for all share-based payments at fair value for interim  and  annual  periods.  In April 2005, the  Securities  and
     Exchange Commission deferred implementation of SFAS 123R for certain registrants to no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company is currently evaluating the

             Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


     12. New Accounting Pronouncements (continued)

     requirements and impact of SFAS 123R on the Company's consolidated financial statements, and expects to adopt the provisions of SFAS 123R on January 1, 2006.

          In October 2004, Internal Revenue Code Section 965 was enacted as part of the American Job Creation Act. This is a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate provided that specified conditions and restrictions are satisfied. In addition, FASB Staff Position FAS 109-2 was issued to provide accounting and disclosure evidence relating to the repatriation provision. The Company believes the range of reasonably possible amounts of unremitted earnings that is being considered for repatriation, as a result of this provision, is between $7 million and $12 million. The related reduction in income tax expense is expected to be between $1.5 million to $3.0 million. In addition, the Company's 2005 effective tax rate will decrease due to this provision. The Company's Board of Directors approved the repatriation plan, and as such, the Company expects to adopt this in the second half of 2005.


     13. Subsequent Events

          On July 27, 2005, the Company's Board of Directors declared a quarterly cash dividend of $0.16 per share payable on September 15, 2005, which will be paid to shareholders of record at the close of business on August 25, 2005.

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

Overview

      Kenneth Cole Productions, Inc., designs, sources and markets a broad range of fashion footwear and handbags, and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, and Bongo brand names. During 2004, the Company introduced the Tribeca trademark brand for women's footwear. In addition, the Company designs and sources footwear and handbags for its customers under its customers' own trademarks. The Company's products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole.

      The Company markets its products to more than 7,500 department and specialty store locations, as well as through its Consumer Direct business, which includes an expanding base of retail and outlet stores, consumer catalogs and websites, including online e-commerce.

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

     The Company recorded net revenues of $119.3 million for the three months ended June 30, 2005; a 5.6% increase over the comparable period in the prior year, and diluted earnings per share grew 11.8% to $0.38 from $0.34 over the second quarter of 2004. The Company also recorded net revenues of $249.2 million for the six months ended June 30, 2005, a 5.9% increase over the comparable period in the prior year and diluted earnings per share grew 7.1% to $0.75 from $0.70 in the prior comparable year. The Company's balance sheet reflected $118.8 million in cash and marketable securities, and had no debt as of June 30, 2005. The Company's strategic plan to elevate and reposition its brands continues. As such, the Company continues to focus on designing and delivering high quality, fashionable products, creating
efficient   and compelling retail environments, and maintaining close
partnerships with its licensees to ensure brand quality and distribution integrity.

Results of Operations

     The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenues for the three and six months ended June 30, 2005 and June 30, 2004.

                        Three Months Ended            Six Months Ended
                             June 30,                        June 30,
                          2005            2004          2005        2004

Net sales       $ 109,281  91.6% $103,720  91.7% $229,573 92.1% $217,071 92.2%
Royalty revenue    10,054   8.4    9,337    8.3    19,660   7.9   18,363  7.8
Net revenues      119,335 100.0  113,057  100.0   249,233 100.0  235,434 100.0
Gross Profit (1)   55,369  46.4   51,374   45.4   111,535  44.8  103,842  44.1
Selling, general
 & administrative
 expenses (2)      44,161  37.0%   40,382  35.7    89,143  35.8   81,174 34.5
Operating Income   11,208   9.4%   10,992   9.7    22,392   9.0   22,668  9.6
Interest
 income,net           835   0.7%      342   0.3     1,352   0.5      591  0.3
Income before
 income taxes      12,043  10.1%   11,334  10.0    23,744   9.5   23,259  9.9
Income
 Tax expense        4,335   3.6%    4,307   3.8     8,547   3.4    8,839  3.8
Net income          7,708   6.5%    7,027   6.2    15,197   6.1   14,420  6.1


  (1) Gross Profit may not be comparable to other entities, since some entities include the costs related to their distribution network in cost of goods sold and others entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling general and administrative expenses.
  (2) Included in SG&A for the three and six months ended June 30, 2004 were $1.1 million in severance and other costs in connection with the closing of the Company's east coast distribution facility and transfer of the operations to a third-party service provider.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

REVENUES: Consolidated net revenues increased $6.3 million, or 5.6%, to $119.3 million for the three months ended June 30, 2005 from $113.1 million for the three months ended June 30, 2004. The increase in revenues occurred in all of the Company's segments: Wholesale, Consumer Direct and Licensing as further described below in the sections entitled "Net Sales" and "Licensing Revenue."

NET SALES: Wholesale net sales (excluding sales to the Company's Consumer Direct business segment) increased $4.0 million, or 6.7%, to $62.9 million, for the three months ended June 30, 2005 from $58.9 million for the three months ended June 30, 2004. This increase is primarily attributable to increased sales of the Company's Kenneth Cole Reaction branded footwear in excess of 13%, as compared to the three months ended June 30, 2004. This was partially offset by declines in sales of Kenneth Cole New York footwear and the Company's volume businesses of Unlisted and Bongo branded footwear.

Net sales in the Company's Consumer Direct segment increased $1.6 million, or 3.6%, to $46.4 million for the three months ended June 30, 2005 from $44.8 million for the three months ended June 30, 2004. The increase in net sales is due primarily to new stores opened in 2005 and that portion of 2005 sales for stores not open for all of 2004, increased by $2.4 million, offset by a decrease in comparable store sales of $1.7 million or 4%. The remaining increase in sales is attributable to the Company's Catalog /Internet operations and Gift Program.

LICENSING REVENUE: Royalty revenue increased 7.7% to $10.1 million for the three months ended June 30, 2005 from $9.3 million for the three months ended June 30, 2004. The growth in licensing revenues was primarily driven by incremental minimum royalties from existing licensee product categories, specifically fragrance, women's jewelry and watches.

GROSS PROFIT: Consolidated gross profit, as a percentage of net revenues, increased to 46.4% for the three months ended June 30, 2005 from 45.4% for the three months ended June 30, 2004. This increase was primarily a result of an increase in margin in the Consumer Direct segment. The increase in gross profit from the Consumer Direct segment resulted from improved product assortment resulting in better sell-thrus. The increase in margin in the Consumer Direct segment was offset by the mix of the Company's revenues from its Wholesale and Consumer Direct segments. Although the Consumer Direct segment operates at a higher gross profit level than the Wholesale segment, its revenue as a percentage of net revenue decreased to 38.9% for the three months ended June 30, 2005 from 39.6% for the three months ended June 30, 2004. Revenues from the Wholesale segment as a percentage of net revenue increased to 52.7% for the three months ended June 30, 2005 from 52.1% for the three months ended June 30, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including warehousing and receiving expenses, increased 9.4% to $44.2 million (or 37.0% of net revenues) for the three months ended June 30, 2005 from $40.4 million (or 35.7% of net revenues) for the three months ended June 30, 2004. Expenses, as a percentage of net revenues, increased primarily due to investments in people and systems, the
Company's  loss  of  leverage on its comparable stores' sales  base  and  the increase in fixed costs from new and expanding retail stores. Included within Selling, General, and Administrative expenses for the three months ended June 30, 2004 was the one-time cost of $1.1 million associated with the closing and transition of the Company's east cost distribution center to a third-party service provider.

INTEREST AND OTHER INCOME: Interest and other income increased to $0.8 million for the three months ended June 30, 2005 from $0.3 million for the three months ended June 30, 2004. The increase was primarily due to a higher average rate of return on the Company's investments.

INCOME TAXES: The Company's effective tax rate decreased to 36% for the three months ended June 30, 2005 from 38.0% for the three months ended June 30, 2004 as a result of a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate. (See "New Accounting and Tax Developments.")

NET INCOME: As a result of the foregoing, net income increased 9.7% for the three months ended June 30, 2005 to $7.7 million (6.5% of net revenues) from $7.0 million (6.2% of net revenues) for the three months ended June 30, 2004.

Six months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

REVENUES: Consolidated net revenues increased 5.9% to $249.2 million for the six months ended June 30, 2005 from $235.4 million for the six months ended June 30, 2004. This increase is attributable primarily to the factors described below in the sections entitled "Net Sales" and "Licensing Revenue."

NET SALES: Wholesale net sales (excluding sales to the Company's Consumer Direct business segment) increased $10.1 million or 7.7% for the six months ended June 30, 2005 to $141.4 million from $131.3 million for the six months ended June 30, 2004. This increase is primarily attributable to increased sales of the Company's Kenneth Cole Reaction branded footwear, in addition to increased sales in the Company's handbag business. Sales increases were offset by declines in Kenneth Cole New York footwear and the Company's volume businesses of Bongo and Unlisted branded footwear.

Net sales in the Company's Consumer Direct segment increased $2.4 million or 2.7% to $88.2 million for the six months ended June 30, 2005 compared to $85.8 million for the six months ended June 30, 2004. The increase in net sales is due primarily to new stores opened in 2005 and that portion of 2005 sales for stores not open for all of 2004, increased by $4.1 million, offset by a decrease in comparable store sales of $3.9 million or 4.9%. The remaining increase in sales is attributable to the Company's Catalog/Internet operations and Gift Program.

LICENSING REVENUE: Royalty revenue increased 7.1% to $19.7 million for the six months ended June 30, 2005 from $18.4 million for the six months ended June 30, 2004. This increase is attributable primarily to the incremental minimum royalties from the Company's existing licensees, most significantly fragrance and watches.

GROSS PROFIT: Consolidated gross profit, as a percentage of net revenues, increased to 44.8% for the six months ended June 30, 2005 from 44.1% for the six months ended June 30, 2004. This was primarily a result of an increase in margin in the Consumer Direct segment, while the Wholesale segment produced mild increases. The increase in gross margin from the Consumer Direct segment resulted from improved product assortments resulting in better sell-thrus, while the Wholesale segment improved sell-thrus early in the year from changes in sourcing. In addition, changes in the mix of the Company's revenues from its Wholesale and Consumer Direct segments also affected consolidated gross margins. Although the Consumer Direct segment operates at a higher gross profit level than the Wholesale segment, its revenue as a percentage of net revenue decreased to 35.4% for the six months ended June 30, 2005 from 36.4% for the six months ended June 30, 2004. Revenues from the Wholesale segment as a percentage of net revenue increased to 56.7% for the six months ended June 30, 2005 from 55.8% for the six months ended June 30, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including warehousing and receiving expenses, increased 9.8% to $89.1 million (or 35.8% of net revenues) for the six months ended June 30, 2005 from $81.2 million (or 34.5% of net revenues) for the six months ended June 30, 2004. Expenses, as a percentage of net revenues, increased primarily due to investments in people and systems, the Company's loss of leverage on its comparable stores' sales base and the increase in fixed costs from new and expanding retail stores. Included within Selling, General, and Administrative expenses for the six months ended June 30, 2004 was the one-time cost of $1.1 million associated with the closing and transition of the Company's east cost distribution center to a third-party service provider.

INTEREST AND OTHER INCOME: Interest and other income increased to $1.4 million for the six months ended June 30, 2005 from approximately $.6 million for the six months ended June 30, 2004. The primary increase was due to a higher average rate of return on the Company's investments.

INCOME TAXES: The Company's effective tax rate decreased to 36% for the six months ended June 30, 2005 from 38.0% for the six months ended June 30, 2004 as a result of a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax. (See "New Accounting and Tax Developments.")

NET INCOME: As a result of the foregoing, net income increased 5.4% for the six months ended June 30, 2005 to $15.2 million (6.1% of net revenues) from $14.4 million (6.1% of net revenues) for the six months ended June 30, 2004.

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

      In October 2004, Internal Revenue Code Section 965 was enacted as part of the American Job Creation Act. This is a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate provided that specified conditions and restrictions are satisfied. In addition, FASB Staff Position FAS 109-2 was issued to provide accounting and disclosure evidence relating to the repatriation provision. The Company believes the range of reasonably possible amounts of unremitted earnings that is being considered for repatriation, as a result of this provision, is between $7 million and $12 million. The related reduction in income tax expense is expected to be between $1.5 million to $3.0 million. In addition, the Company's 2005 effective tax rate will decrease due to this provision. The Company's Board of Directors approved the repatriation plan, and as such, the Company expects to adopt this in the second half of 2005.

Liquidity and Capital Resources

     The Company uses cash from operations as the primary source of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances. At June 30, 2005 and December 31, 2004 working capital was $179.2 million and $173.0 million, respectively.

     Cash provided by operating activities was $13.0 million for the six months ended June 30, 2005, compared to $10.1 million used in operating activities for the six months ended June 30, 2004. The increase in cash flows provided by operations is primarily attributable to a decrease in inventory purchases and the timing of payables.

     Net cash used in investing activities decreased to $40.9 million for the six months ended June 30, 2005 from $46.9 million for the six months ended June 30, 2004. Investing activities for the six months ended June 30, 2005 and 2004 were primarily for capital expenditures and marketable securities and other investments. Capital expenditures for new retail store openings and expansions were approximately $4.6 million and $2.2 million for the six months ended June 30, 2005 and June 30, 2004, respectively. The remaining expenditures were used primarily for information technology and office build-out and renovations. In addition, $29.5 million was used to purchase marketable securities, and $6 million was used to purchase 6 million shares of Bernard Chaus, Inc., in connection with the Company's licensing agreement with Bernard Chaus, Inc., during the six months ended June 30, 2005. The Company purchased $43.0 million of marketable securities during the six months ended June 30, 2004.

     Net cash used in financing activities was $3.1 million for the six months ended June 30, 2005 compared to $0.4 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, the Company declared and paid quarterly cash dividends of approximately $6.3 million to common stock shareholders compared to $4.8 million of dividends declared and paid during the six months ended June 30, 2004. This was primarily offset by proceeds from the exercise of stock options of $3.1 million during the six months ended June 30, 2005 compared to $4.3 million of proceeds from exercises during the six months ended June 30, 2004.

The Company's material obligations under contractual agreements, primarily commitments for future payments under operating lease agreements as of June 30, 2005, are summarized as follows:

                               Payments Due by Period
                      Total      1 year or    2-3 years   4-5 years   After 5
                                   less                                years
Operating Leases
 and Other
 Obligations      $202,692,000 $ 26,063,000 $74,118,000 $21,722,000 $80,789,000

   Purchase
   Obligations     63,712,000   63,712,000
                 ---------------------------------------------------------------
   Total
   Contractual
   Obligations   $266,404,000  $89,775,000 $74,118,000 $21,722,000 $80,789,000
                ==============================================================

	The Company utilizes forward contracts to hedge its cost on future purchases of inventory in Euros. These forward contracts are used to hedge against the Company's exposure to changes in the Euro exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation. At June 30, 2005, the Company had forward contracts totaling $16.0 million in notional value with an unrealized loss of $816,000, net of taxes.

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

     The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25 million to finance working capital requirements. The Company has no outstanding advances under this line of credit; however, amounts available under the line of credit were reduced by $6.7 million in standby letters of credit and $0.8 million in open letters of credit to $17.5 million at June 30, 2005.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not believe it has a material exposure to market risk. The Company is primarily exposed to currency exchange rate risks with respect to its inventory transactions denominated in Euros. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing forward contracts to hedge its cost on future purchases. The Company does not enter into foreign currency transactions for speculative purposes. At June 30, 2005, the Company had forward contracts totaling $16 million in notional value with an unrealized loss of $816,000, net of taxes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels, a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's year-to-date earnings.

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


Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.  None

Item 3.Defaults Upon Senior Securities. None

Item 4.Submission of Matters to a Vote of Security Holders.

     (a) Kenneth Cole Productions, Inc.'s Annual Meeting of Shareholders was held on May 26, 2005.

       (b)Election of Directors - All nominees were elected through proxies solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement, and each of the nominees was elected to hold office until the next Annual Meeting of Shareholders. In addition, the Directors who did not participate in the election, but will serve after the election are Philip R. Peller and Martin E. Franklin

     (c) Matters voted on at the Annual Meeting of Shareholders included, (i) the election of directors, (ii) the ratification of the selection of the Independent Registered Public Accountant Firm for the 2005 fiscal year, and (iii) the ratification of the amendment to the Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan.

     The results of the election of directors were as follows:

                               FOR        AGAINST/ABSTAIN     BROKER NON- VOTE

     Paul Blum               88,084,622        2,428,537            0
     Kenneth D. Cole         88,219,650        2,293,509            0
     Robert C. Grayson        9,309,154          649,035            0
     Denis F. Kelly           9,289,245          668,944            0
     Philip B. Miller        89,864,683          648,476            0

	Holders of 11,711,289 shares of Class A Common Stock, and 8,055,497 shares of Class B Common Stock, constituting approximately 98.0% of the shares entitled to vote, were present in person or by proxy at the Annual Meeting of Shareholders. Each record holder of Class A Common Stock is entitled to one vote per share, and each record holder of Class
     B Common Stock is entitled to 10 votes per share. Holders of Class A Common Stock voted separately to elect Robert C. Grayson and Denis F. Kelly.

     With regard to the ratification of the appointment of Ernst & Young LLP
     as the Company's                             Independent Registered
     Public Accounting Firm, the results were as follows:

                FOR          AGAINST        ABSTAIN      BROKER NON-VOTE
            90,475,470        33,642          4,047             0


     With regard to the ratification of the amendment to the Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan, the results were as follows:

                FOR          AGAINST        ABSTAIN      BROKER NON-VOTE
            82,097,271     6,245,338        824,125          1,346,425


Item 5.                            Other Information. None

Item 6.   Exhibits.

10.21 Stock Purchase Agreement by and between Bernard Chaus, Inc. and Kenneth Cole Productions, Inc. dated June 13, 2005.

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


                                   Kenneth Cole Productions, Inc.
                                   Registrant



August 5, 2005                     /s/ DAVID P. EDELMAN
                                   ---------------------
                                   David P. Edelman
                                   Chief Financial Officer

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




                                   By:       /s/ KENNETH D. COLE
                                             ---------------------------

                                             Kenneth D. Cole
                                             Chief Executive Officer



Date:  August 5, 2005

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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




                                   By:  /s/ DAVID P. EDELMAN
                                        ------------------------
                                        David P. Edelman
                                        Chief Financial Officer



Date:  August 5, 2005

                       CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth D. Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
           (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ KENNETH D. COLE
--------------------
Kenneth D. Cole
Chairman and Chief Executive Officer
Kenneth Cole Productions, Inc.
August 5, 2005

                                                                   Exhibit 32.2
                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David P. Edelman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
           (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DAVID P. EDELMAN
--------------------
David P. Edelman
Chief Financial Officer
Kenneth Cole Productions, Inc.
August 5, 2005

                                                          Exhibit  10.21
                         STOCK PURCHASE AGREEMENT

          THIS AGREEMENT (the "Agreement") is made as of June 13, 2005, by and between Kenneth Cole Productions, Inc., a New York corporation ("Purchaser"), and Bernard Chaus, Inc., a New York corporation ("Company"). Unless otherwise provided, capitalized terms used herein are defined in
Article 6 below.

          WHEREAS, subject to the terms and conditions set forth herein, Purchaser desires to acquire from the Company six million (6,000,000) shares (the "Acquired Stock") of common stock, par value $0.01 per share of the Company (the "Common Stock"), and the Company desires to issue and sell to Purchaser the Acquired Stock subject to the terms and conditions of this Agreement.

          WHEREAS, the parties hereto desire to provide for the registration under the Securities Act of the disposition of the shares of Acquired Stock, on the terms and conditions set forth herein.

          NOW, THEREFORE, in consideration of the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:


ARTICLE 1.

PURCHASE AND SALE OF STOCK

     1.1. Purchase and Sale of Acquired Stock. At the closing of the transactions contemplated by this Agreement (the "Closing"), upon the terms and subject to the conditions set forth in this Agreement, the Company shall issue, sell,assign, transfer and convey to Purchaser, and Purchaser shall purchase and acquire from the Company, the Acquired Stock.

1.2. Purchase Price. The aggregate purchase price for the Acquired Stock (the "Purchase Price") shall be six million dollars ($6,000,000).

1.3. Manner of Payment of Purchase Price. At the Closing, Purchaser shall pay the Purchase Price by wire transfer of immediately available funds to the Company, made to such bank account or accounts as the Company shall specify by written notice to Purchaser delivered in sufficient time to allow for the transfer to be so made in the ordinary course.

1.4. Time and Place of Closing. The Closing shall take place at the offices of the Company at 10:00 A.M. on the date this Agreement is executed and delivered by the parties hereto or on such other date as is mutually agreeable to Purchaser and the Company. The date of the Closing is herein referred to as the "Closing Date."

1.5. Manner of Delivery of Shares. At the Closing, the Company shall deliver to Purchaser an irrevocable instruction letter in the form annexed hereto as Exhibit A to its transfer agent with respect to the issue to Purchaser of a stock certificate representing all of the Acquired Stock (the "Instruction Letter").

ARTICLE 2.

CLOSING DELIVERIES

     2.1. Company Deliveries. At the Closing, the Company shall deliver to Purchaser the Instruction Letter.

     2.2. Purchaser Deliveries. At the Closing, Purchaser shall deliver to the Company the Purchase Price payable in accordance with Section 1.3 of this Agreement.

ARTICLE 3.

REPRESENTATIONS AND WARRANTIES CONCERNING THE COMPANY

The Company represents and warrants to Purchaser that:
     3.1. Organization and Corporate Power. Each of the Company and its subsidiaries is an entity duly organized, validly existing and in good standing under the laws of the state of its organization. Each of the Company and its subsidiaries has all requisite power to own its properties and to carry on its business as it is now being conducted and is duly licensed or qualified to do business in each jurisdiction in which the nature of its business or the ownership or leasing of its properties makes such license or qualification necessary, except where the failure to effect or obtain such qualification, individually or in the aggregate, would not reasonably be expected to have a Material Adverse Effect on the Company.

     3.2. Authority. The Company has all requisite corporate power and authority
(a) to execute and deliver this Agreement and any other Acquisition Documents to which it is a party, and (b) to perform its obligations hereunder (including, without limitation, all right, power, capacity and authority to issue, sell and convey the Acquired Stock as provided by this Agreement, subject to applicable federal and state securities law restrictions) and (c) to conduct its business as and to the extent now conducted and to own, use and lease its assets and properties. The execution, delivery and performance of the Acquisition Documents by the Company and the consummation by the Company of the transactions contemplated hereby have been duly and validly approved by its Board of Directors, and no other corporate proceedings on the part of the Company are necessary to authorize the execution, delivery and performance of the Acquisition Documents by the Company and the consummation of the transactions contemplated hereby. The Acquisition Documents have been duly and validly executed and delivered by the Company and constitute legal, valid and binding obligations of the Company, enforceable in accordance with their terms, except as enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally and by general equitable principles (regardless of whether such enforceability is considered in a proceeding in equity or at law).

      3.3. No Violations. Neither the execution and the delivery of the Acquisition Documents, nor the consummation of the transactions contemplated thereby by the Company, will contravene, violate, result in a breach of or constitute a default under (i) any Applicable Law, (ii) any material provision of the charter or bylaws of the Company, or (iii) any agreement, indenture or other instrument to which it is a party or by which it or its properties may be bound or affected, except, with respect to this clause
(iii), for contraventions, violations, breaches or defaults that, individually or in the aggregate, would not reasonably be expected to have a Material Adverse Effect on the Company, or materially impair or restrict the Company's ability to perform its obligations under the Acquisition Documents.

      3.4. Consents. Except for filings with the SEC pursuant to the Securities Act, the Securities Act of 1934, as amended, and the rules and regulations thereunder (the "Exchange Act"), and customary notice filings with state securities commissions, no permit, consent, approval or authorization of,or declaration to or filing with, any Governmental Authority or other public or private third party is necessary or required in connection with any of the execution, delivery or performance of the Acquisition Documents by the Company or the consummation of any other transaction contemplated thereby.

       3.5. Sarbanes-Oxley Compliance.
Each of the principal executive officer and the principal financial officer of the Company (or each former principal executive officer and each former principal financial officer of the Company, as applicable) has made all certifications required by Rule 13a-14 or 15d-14 under the Exchange Act of Sections 302 and 906 of the Sarbanes-Oxley Act and the rules and regulations of the SEC promulgated thereunder with respect to Commission Filings (as defined in Section 3.8 hereto). For purposes of the preceding sentence, "principal executive officer" and "principal financial officer" shall have the meanings given to such terms in the Sarbanes-Oxley Act. The Company has delivered to Purchaser a summary of any disclosure made by management to the Company's auditors and audit committee since January 1, 2002 referred to in such certifications.

The Company and each subsidiary has (i) designed disclosure controls and procedures to ensure that material information relating to it and its subsidiaries, is made known to its management by others within those entities and (ii) to the extent required by applicable laws, disclosed, based on its most recent evaluation, to its auditors and the audit committee of its Board of Directors (A) any significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect its ability to record, process, summarize and report financial information and (B) to the Knowledge of the Company, any fraud, whether or not material, that involves management or other employees who have a significant role in its internal control over financial reporting.

The Company is not aware of any reason it will not be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act on the applicable compliance date.

Through the date hereof the Company has delivered to Purchaser copies of any written notifications it has received since December 31, 2001 of a (i) "reportable condition" or (ii) "material weakness" in the Company's internal controls. For purposes of this Agreement, the terms "reportable condition" and "material weakness" shall have the meanings assigned to them in the Statements of Auditing Standards No. 60, as in effect on the date hereof.

     3.6. Valid Issuance; Free of Encumbrances; Private Placement.

          (a) Upon issuance of the Acquired Stock pursuant to the Acquisition Documents, the Acquired Stock will be duly and validly issued, fully paid and non-assessable, and Purchaser will receive good title thereto, free and clear of all Encumbrances except (i) under the provisions of applicable federal and state securities law and (ii) as a result of acts of Purchaser.

(b) The Company has not taken any action that would result in the offering and sale of the Acquired Stock pursuant to the Acquisition Documents being treated as a public offering rather than a valid private offering under applicable securities law.

     3.7. Brokerage. Except as set forth on Schedule 3.7 of the Company Disclosure Letter hereto, there are no claims for brokerage commissions, finders' fees or similar compensation in connection with the transactions contemplated by the Acquisition Documents based on any agreement made by or on behalf of the Company.

     3.8. Commission Filings. The Company has filed all reports, proxy statements and other statements, together with any amendments required to be made with respect thereto, that were required to be filed with the SEC under the Exchange Act from and after July 1, 2003 (all such reports and statements are collectively referred to herein as the "Commission Filings"). As of their respective dates, the Commission Filings, including the financial statements contained therein, complied as to form in all material respects with all of the statutes and published rules and regulations enforced or promulgated by the regulatory authority with which the Commission Filings were filed, and, except to the extent the information in any Commission Filing has been revised or superseded by a later filed Commission Filing, did not and do not as of the date hereof contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading. Neither the Company nor any of its subsidiaries has any material liabilities or obligations of any nature (whether accrued, absolute, contingent or otherwise) which would reasonably be expected to have a Material Adverse Effect on the Company.

      3.9. Financial Information. The audited consolidated financial statements and unaudited interim consolidated financial statements (including, in each case the notes, if any, thereto) included in the Commission Filings (the "Company Financial Statements") complied as to form in all material respects with the published rules and regulations of the SEC with respect thereto,were prepared in accordance with U.S. generally accepted accounting principles applied on a consistent basis during the periods involved (except as may be indicated therein or in the notes thereto and except with respect to unaudited statements as permitted by SEC rules governing Form 10-Q) and fairly present (subject, in the case of the unaudited interim financial statements, to normal, recurring year-end audit adjustments (which are not expected to be, individually or in the aggregate, materially adverse to the Company and its subsidiaries taken as a whole)) the consolidated financial position of the Company and its consolidated subsidiaries as of the respective dates thereof and the consolidated results of their operations and cash flows for the respective periods then ended.

     3.10.     Litigation.

 (a)  There is no action, suit or proceeding including, without limitation, investigations  or  audits by Governmental Authorities  pending
or,  to  the Company's   Knowledge,  threatened  against  the  Company  or
any   of   its subsidiaries  including, without limitation, any of its officers, directors,employees, assets and properties that (1) impairs in any material respect the ability of the Company to perform its obligations under this Agreement, (2)restricts in any material respect or prohibits the sale of the Acquired Stock to Purchaser or (3) would reasonably be expected to have a Material Adverse Effect on the Company.

     3.11.     Capitalization.

(a) As of the date of this Agreement, the authorized capital stock the Company consists of 50,000,000 shares of Common Stock, and 1,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock").

     (b) As of May 31, 2005, there were (1) 28,093,601 shares of Common Stock issued and outstanding, (2) no shares of Preferred Stock issued and outstanding, (3) 6,104,027 shares of Common Stock reserved for issuance upon exercise of outstanding stock options issued by the Company to current or former employees, directors and consultants of the Company and its subsidiaries, and (4) no shares of Common Stock were reserved for issuance upon the exercise of any warrants of the Company or upon the conversion or exchange of any security of the Company. No options, warrants or convertible or exchangeable securities of the Company are issued and outstanding other than as described in this Section 3.11(b).

   (c) All outstanding shares of the Common Stock are, and all shares reserved for issuance, when issued, will be, duly authorized, validly issued, fully paid and non-assessable with respect to the issuance and delivery thereof. Except as set forth in Section 3.11(b), as of the date hereof, there are no outstanding subscriptions, options, warrants, rights (including, but not limited to, stock appreciation rights), preemptive rights or other contracts, commitments, understandings or arrangements, including, but not limited to, any right of conversion or exchange under any outstanding security, instrument or agreement (together, "Options"), obligating the Company or any of its subsidiaries to issue or sell any shares of capital stock of the Company or to grant, extend or enter into any Option with respect thereto.

     3.12.     Absence of Certain Changes or Events.

Except as disclosed in the Commission Filings, since March 31, 2005, (a) there has not been any change, event or development having, or that would reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect on the Company and its subsidiaries taken as a whole (other than those changes, events or developments occurring as a result of general economic or financial conditions, in each case which are not unique to or do not disproportionately affect in a material manner (in relation to the effects on other entities who participate or are engaged in the lines of business in which the Company and its subsidiaries are engaged) the Company and its subsidiaries) and (b) the Company and its subsidiaries have conducted their respective businesses only in the ordinary course of business consistent with past practice.

    3.13. Absence of Undisclosed Liabilities. Except for matters reflected or reserved against in the balance sheet for the period ended March 31, 2005 included in the Company Financial Statements or as disclosed in the Commission Filings made, neither the Company nor any of its subsidiaries had at such date, or has incurred since such date, any liabilities or obligations(whether absolute, accrued, contingent, fixed or otherwise, or whether due or to become due) of any nature that would be required by U.S. generally accepted accounting principles to be reflected on a consolidated balance sheet or the Company and its consolidated subsidiaries (including the notes thereto), except liabilities or obligations (i) which did not so exist on or before March 31, 2005 and were incurred in the ordinary course of business consistent with past practice or (ii) which are not having, and would not reasonably be expected to have individually or in the aggregate, a Material Adverse Effect on the Company and its subsidiaries taken as a whole.

      3.14. Contracts Requiring Consent. There are no consents or waivers of any party to any bonds, debentures, notes, or other indebtedness of the Company or any of its subsidiaries ("Debt Documents") or any other third party required to (a) execute this Agreement, (b) consummate this Agreement and the transactions contemplated hereby, or (c) enable the Company to operate the Company after the Closing in the same manner as it is presently operated (except for the setting of the financial covenants for fiscal 2006 in respect of the Company's senior secured credit facility). The execution of this Agreement and the consummation of this Agreement and the transactions hereby will not accelerate, breach or otherwise trigger any obligations in the Debt Documents on the part of the Company.

      3.15.     Employee Benefit Matters

(a) For purposes of this Section 3.15, "Plan" means individually and "Plans" mean collectively (i) all material employee benefit plans, policies and arrangements, including, but not limited to, all material "employee benefit plans" (as defined in Section 3(3) of ERISA), sponsored, maintained or contributed to, or required to be contributed to, by the Company or any subsidiary, and (ii) "employee benefit pension plan" (as defined in Section 3(2) of ERISA) sponsored, maintained or contributed to, or required to be contributed to, by any entity required to be aggregated with the Company under Section 414(b), (c), (m), or (o) of the Code (each, an "ERISA Affiliate") whether or not for the benefit of employees or former employees of the Company or any subsidiary.
(b) With respect to each Plan: (i) if intended to qualify under Section 401(a) of the Code, such plan has received a determination letter from the Internal Revenue Service stating that it so qualifies and that its trust is exempt from taxation under Section 501(a) of the Code, and nothing has occurred since the date of such determination that could reasonably be expected to result in the loss of such qualification or exempt status; (ii) such plan has been administered and operated in all material respects in accordance with its terms and applicable law (including ERISA and the Code, and all rules and regulations promulgated thereunder); (iii) no fiduciary has any material liability for breach of fiduciary duty or any other failure to act or comply in connection with the administration or investment of the assets of any such Plan; (iv) no material disputes are pending, or, to the best Knowledge of the Company, threatened by any governmental agency or authority or by any participant or beneficiary against any Plan, the assets of any trust under any Plan or the Plan sponsor or the Plan administrator, or against any fiduciary of any of any Plan with respect to the design or operation of such Plan, other than routine claims for benefits thereunder;
(v) no non-exempt prohibited transaction (within the meaning of Section 406 of ERISA) has occurred that gives rise to or might reasonably be expected to give rise to material liability on the part of the Company or any of its subsidiaries; and (vi) all material contributions required to be made by or under any Plan (or trust or fund established thereunder or in connection therewith) or any related collective bargaining agreement as of the date hereof (taking into account any extensions of time for the making of such contributions) have been made in full.

(d)   No  Plan has incurred an accumulated funding deficiency, as defined  in
Section 302 of ERISA or Section 412 of the Code, whether or not waived. No liability has been or is reasonably expected to be incurred by the Company, any subsidiary or any ERISA Affiliate (either directly or indirectly) under or pursuant to Title IV of ERISA, and no event, transaction or condition has occurred or exists that has resulted in or would reasonably be expected to result in any such liability to the Company, any subsidiary, any ERISA Affiliate or any Plan.
(e) No Plan is a "multiemployer plan" as defined in Section 3(37) of ERISA, and none of the Company, any subsidiary or any ERISA Affiliate has withdrawn at any time within the preceding six years from any multiemployer plan, or incurred any withdrawal liability which remains unsatisfied, and no events have occurred and no circumstances exist that could reasonably be expected to result in any such liability to the Company, any subsidiary or any ERISA Affiliate.
(f) None of the Plans provide retiree health or life insurance benefits except as may be required by Section 4980B of the Code and Section 601 of ERISA, any other applicable law or at the expense of the participant or the participant's beneficiary. There has been no material violation of the "continuation coverage requirement" of "group health plans" as set forth in
Section 4980B of the Code and Part 6 of Subtitle B of Title I of ERISA with respect to any Plan to which such continuation coverage requirements apply.

  3.16. Labor Matters. (a) Except as disclosed in the Commission Filings, neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement or other labor agreement with any union or labor organization. Except as disclosed in the Commission Filings, there are no disputes pending or, to the Knowledge of the Company, threatened between the
Company   or  any  of  its  subsidiaries  and  any  trade  union   or   other
representatives of its employees, except for such disputes as have not had, and would not reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect on the Company and its subsidiaries taken as a whole, and, to the Knowledge of the Company, except as set forth in Schedule 3.16, there are no material organizational efforts presently being made involving any of the now unorganized employees of the Company or any of its subsidiaries. Since December 31, 2002, there has been no work stoppage, or strike by employees of the Company or any of its subsidiaries except for such work stoppages or strikes as have not, and would not reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect on the Company and its subsidiaries taken as a whole.

To the Knowledge of the Company, neither the Company nor any of its subsidiaries is in material violation of any labor laws in any country (or political subdivision thereof) in which they transact business except for such violations as have not, and would not reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect on the Company and its subsidiaries taken as a whole.

     3.17. Intellectual Property Rights. The Company and its subsidiaries have all right, title and interest in, or a valid and binding license to use, all Intellectual Property (as defined below) individually or in the aggregate material to the conduct of the businesses of the Company and its subsidiaries taken as a whole. Neither the Company nor any subsidiary of the Company is in default (or with the giving of notice or lapse of time or both, would be in default) under any license to use such Intellectual Property and, to the Knowledge of the Company, such Intellectual Property is not being infringed by any third party, and neither the Company nor any subsidiary of the Company is infringing any Intellectual Property of any third party, except for such defaults and infringements which, individually or in the aggregate, are not having and would not reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect on the Company and its subsidiaries taken as a whole. For purposes of this Agreement, "Intellectual Property" means patents and patent rights, trademarks and trademark rights, trade names and trade name rights, service marks and service mark rights, service names
and   service  name  rights,  copyrights  and  copyright  rights  and   other
proprietary intellectual property rights and all pending applications for and registrations of any of the foregoing.

	3.18. Insurance. Each of the Company and its subsidiaries is, and has been continuously since January 1, 2000, insured with financially responsible insurers in such amounts and against such risks and losses as are customary in all material respects for companies conducting the business conducted by the Company and its subsidiaries during such time period. Since January 1, 2000, neither the Company nor any of its subsidiaries has received any notice of cancellation or termination with respect to any material insurance policy of the Company or any of its subsidiaries, except in the ordinary course of business. The material insurance policies of the Company and each of its subsidiaries are valid and enforceable policies.

     3.19. Title. Each of the Company and its subsidiaries has a valid leasehold interest in all real property described in its Commission Filings as owned by them, and good title to all personal property owned by them that are material to the business of the Company.

     3.20. Environmental Matters. Except as has not had, and would not reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect on the Company and its subsidiaries taken as a whole:

     (a)(i) Each of the Company and its subsidiaries is in compliance with applicable Environmental Laws (as hereinafter defined); and neither the Company nor any of its subsidiaries has received any written communication from any person or Governmental Authority that alleges that the Company or any of its subsidiaries is not in such compliance with applicable Environmental Laws.
Each of the Company and its subsidiaries has obtained all environmental, health and safety permits and governmental authorizations (collectively, the "Environmental Permits") necessary for the construction of its facilities and the conduct of its operations, as applicable, and all such Environmental Permits are in good standing or, where applicable, a renewal application has been timely filed and is pending agency approval, and the Company and its subsidiaries are in compliance with all terms and conditions of the Environmental Permits.
There is no Environmental Claim (as hereinafter defined) pending against the Company or any of its subsidiaries;
to the Knowledge of the Company, against any person or entity whose liability for any such Environmental Claim the Company or any of its subsidiaries has or may have retained or assumed either contractually or by operation of law; or to the Knowledge of the Company, against any real or personal property or operations which the Company or any of its subsidiaries owns, leases or manages, in whole or in part.

To the Knowledge of the Company, there have not been any Releases (as hereinafter defined) of any Hazardous Material (as hereinafter defined) that would be reasonably likely to form the basis of any material Environmental Claim against the Company or any of its subsidiaries, or against any person or entity whose liability for any Environmental Claim the Company or any of its subsidiaries has or may have been retained or assumed either contractually or by operation of law.
To the Knowledge of the Company, with respect to any predecessor of the Company or any of its subsidiaries, there is no Environmental Claim pending or, to the Knowledge of the Company threatened in writing, and there has been no Release of Hazardous Materials that would be reasonably likely to form the basis of any Environmental Claim.
There are no material facts specific to the Company that have not been disclosed to the Purchaser which the Company reasonably believes are likely to form the basis of an Environmental Claim against the Company or any of its subsidiaries arising from (x) current environmental remediation of the Company or its subsidiaries or such remediation costs known to be required in the future, or (y) any other environmental matter affecting the Company or its subsidiaries.

As used in this Section 3.20:
"Environmental Claims" means any and all administrative, regulatory or judicial actions, suits, demands, demand letters, directives, claims, liens, investigations, proceedings or written notices of noncompliance, liability or violation by any person or entity (including, but not limited to, any Governmental Authority) alleging potential liability (including, without limitation, potential responsibility or liability for enforcement, investigatory costs, cleanup costs, governmental response costs, removal costs, remedial costs, natural resources damages, property damages, personal injuries or penalties) arising out of, based on or resulting from the presence, or Release or threatened Release into the environment, of any Hazardous Materials at any location, whether or not owned, operated, leased or managed by the Company or any of its subsidiaries;
circumstances forming the basis of any violation, or alleged violation, of any Environmental Law; or
any and all claims by any third party seeking damages, contribution, indemnification, cost recovery, compensation or injunctive relief resulting from the presence or Release of any Hazardous Materials;
"Environmental Laws" means all Federal, state and local laws, rules and regulations relating to pollution, the environment (including, without limitation, ambient air, surface water, groundwater, land surface or subsurface strata) or protection of human health as it relates to the environment including, without limitation, laws and regulations relating to Releases or threatened Releases of Hazardous Materials, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Hazardous Materials;
"Hazardous Materials" means (a) any petroleum or petroleum products, radioactive materials, asbestos in any form that is or could become friable, urea formaldehyde foam insulation, and transformers or other equipment that contain dielectric fluid containing polychlorinated biphenyls; and (b) any chemicals, materials or substances which are now defined as or included in the definition of "hazardous substances", "hazardous wastes", "hazardous materials", "extremely hazardous wastes", "restricted hazardous wastes", "toxic substances", "toxic pollutants", or words of similar import, under any Environmental Law; and (c) any other chemical, material, substance or waste, exposure to which is now prohibited, limited or regulated under any Environmental Law in a jurisdiction in which the Company or any of its subsidiaries operates or any jurisdiction which has received such chemical, material, substance or waste from the Company or its subsidiaries; and "Release" means any release, spill, emission, leaking, injection, deposit, disposal, discharge, dispersal, leaching or migration into the atmosphere, soil, surface water, groundwater or property.

ARTICLE 4.

REPRESENTATIONS AND WARRANTIES CONCERNING PURCHASER

Purchaser represents and warrants to the Company that:
     4.1. Authority.  Purchaser has all requisite corporate power and authority
(a) to execute and deliver this Agreement and any other Acquisition Documents to which it is a party, and, (b) to perform its obligations hereunder. This
Agreement   constitutes  a  valid  and  binding  obligation   of   Purchaser,
enforceable in accordance with its terms, except as enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally and by general equitable principles (regardless of whether such enforceability is considered in a proceeding in equity or at law).

      4.2. No Violations. Neither the execution and the delivery of the Acquisition Documents, nor the consummation of the transactions contemplated thereby by Purchaser, will contravene, violate, result in a breach or constitute a default under (i) any Applicable Law, or (ii) any material provision of the charter or bylaws of Purchaser.

     4.3. Consents. Except for the filings with and notices to the New York Stock Exchange and with the SEC pursuant to the Exchange Act, no permit, consent, approval or authorization of, or declaration to or filing with, any Governmental Authority is required in connection with any of the execution, delivery or performance of the Acquisition Documents by Purchaser or the consummation of Purchaser of any other transaction contemplated thereby.

     4.4. Brokerage. Except as set forth in Schedule 4.4 hereto, there are no claims for brokerage commissions, finders' fees or similar compensation in connection with the transactions contemplated by the Acquisition Documents based on any arrangement or agreement made by or on behalf of Purchaser.

     4.5. Knowledge and Experience. Purchaser is a sophisticated investor with sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits, risks and suitability of an unregistered, non-liquid investment such as an investment in the Company, and has evaluated the merits, risks and suitability of such an investment. Purchaser has expertise in, and is not relying on the Company with respect to, the corporate, tax, legal, regulatory and economic considerations involved in its investment in the Company. Purchaser understands that the offer and sale of the Acquired Stock has not been approved or disapproved by the SEC or any other Governmental Authority. Purchaser is dealing with the Company on a professional arms-length basis and neither the Company nor any of its Affiliates or representatives is acting as a fiduciary or advisor to Purchaser with respect to this Agreement or any of the transactions contemplated hereby.

     4.6. Accredited Investor; Securities Law Restrictions. Purchaser is an "accredited investor" (as defined in Rule 501(a)(5) under the Securities Act) and is acquiring the Acquired Stock hereunder for its own account. Purchaser is purchasing the Acquired Stock for investment purposes and not with a view to offer or sale thereof in connection with any public distribution or in any other manner that would violate the Securities Act or the securities or blue sky laws of any state or of any foreign jurisdiction or require registration thereunder. Purchaser will not offer or sell or otherwise dispose of any of the Acquired Stock so purchased in violation of the Securities Act or the Exchange Act. Purchaser understands that the shares of Acquired Stock are characterized as "restricted securities" under the Securities Act and are being offered and sold in reliance upon specific exemptions from the registration requirements of federal and state securities laws and that the Company is relying upon the truth and accuracy of the representations and warranties of Purchaser set forth herein in order to determine the availability of such exemptions. Purchaser understands and agrees that the

Acquired Stock has not been registered under the Securities Act, or any foreign or state securities laws and that, accordingly, will not be transferable except as permitted under various exemptions contained in the Securities Act, foreign or state securities laws, or upon satisfaction of the registration and prospectus delivery requirements of the Securities Act. Purchaser acknowledges and agrees that it must bear the economic risk of the Acquired Stock it is acquiring hereunder for an indefinite period of time because such stock has not been registered under the Securities Act and therefore cannot be transferred unless subsequently registered or an exemption from registration is available. Purchaser is familiar with Rule 144 promulgated under the Securities Act, as presently in effect, and understands the resale limitations imposed thereby and by the Securities Act.

     4.7. No other Representations or Warranties. No representations or warranties have been made to Purchaser by the Company or any director, officer, employee, agent or Affiliate of the Company other than the limited representations of the Company set forth herein and Purchaser understands, acknowledges and agrees that the Company makes no other representations and warranties of any kind or nature, expressed or implied, all of which are specifically disclaimed by the Company. No representations or warranties have been made to Purchaser by the Company or any director, officer, employee, agent or Affiliate of the Company other than the limited representations of the Company set forth herein and the Purchaser understands, acknowledges and agrees that the Company makes no other representations and warranties of any kind or nature, expressed or implied, all of which are specifically disclaimed by the Company. The decision of Purchaser to purchase the securities being acquired by it pursuant hereto is based on the information contained in this Agreement and Purchaser's own independent investigation of the Company. Purchaser acknowledges that it has had an opportunity to ask questions of the executive officers of the Company and has received sufficient information to evaluate its investment in the Company. Purchaser has been, and will continue to be, solely responsible for making its own independent appraisal of an investigation into, and in connection with this Agreement and the transactions contemplated hereby it has made such an independent appraisal of an investigation into, the financial condition, creditworthiness, affairs, status and nature of the Company and its related companies and it has not relied, and will not hereafter rely, on the Company or any Affiliate or representative of the Company with respect to such matters or to update Purchaser with respect to such matters.

     4.8. No Action Taken to Invalidate Private Placement. Purchaser has not taken any action that would result in the offering of the Acquired Stock pursuant to this Agreement being treated as a public offering rather than a valid private offering under applicable securities law.

     4.9. Legend.
    (a) Purchaser understands that any certificate or certificates representing the Acquired Stock shall be subject to a legend restricting transfer under the Securities Act, such legend to be substantially as follows:

          "The shares represented by this certificate have been acquired for investment and have not been registered under the Securities Act of 1933, as amended. Such shares may not be sold or transferred in the absence of such registration or an opinion of counsel reasonably satisfactory to the Company as to the availability of an exemption from registration."

   (b) The Company agrees to remove from the Acquired Stock the legend set forth in the preceding paragraph in connection with a transfer pursuant to an effective registration statement or upon receipt of an opinion of counsel in form and substance reasonably satisfactory to the Company that the Acquired Stock is eligible for transfer without registration under the Securities Act.

ARTICLE 5.

REGISTRATION RIGHTS

     5.1. Demand Registration.

     (a) Subject to the blackout provisions contained in Section 5.5, at any time, a Holder (as defined below) may make one (1) written request on the Company (a "Demand Registration") for the registration under the Securities Act of the Registrable Securities (as defined below). The Demand Registration will specify the number of Registrable Securities proposed to be sold and will also specify the intended method of disposition thereof. For purposes of this Section 5, (i) "Holder" means any person owning of record Registrable Securities that have not been sold to the public or any permitted assignee of record of such Registrable Securities, and (ii) "Registrable Securities" shall mean shares of the Acquired Stock and any stock dividends received thereon; provided, however, that shares of Common Stock which are Registrable Securities shall cease to be Registrable Securities upon any sale pursuant to a registration statement or Rule 144 under the Securities Act.

     (b) A registration will not be deemed to have been effected as a Demand Registration unless it has been declared effective by the SEC and the Company has complied in all material respects with its obligations under this Agreement with respect thereto; provided, however, that if, after it has become effective, the offering of shares of Common Stock pursuant to such registration is or becomes the subject of any stop order, injunction or other order or requirement of the SEC or any other governmental or administrative agency, or if any court prevents or otherwise limits the sale of the shares of Common Stock pursuant to the registration for more than thirty (30) trading days (which need not be consecutive trading days) within the ninety
(90) day period after the effective date of the registration statement, such registration will be deemed not to have been effected. If (i) a registration requested pursuant to this Section 5.1 is deemed not to have been effected or
(ii) the registration requested pursuant to this Section 5.1 does not remain effective for a period of at least one hundred and twenty (120) days beyond the effective date thereof or, with respect to an underwritten offering of Registrable Securities, until thirty (30) days after the commencement of the distribution by the Holders of the Registrable Securities included in such registration statement (in each case subject to the blackout periods referenced in Section 5.4), then the Company shall continue to be obligated to effect such registration pursuant to this Section 5.1. The Holders shall be permitted to withdraw all or any part of the Registrable Securities from a Demand Registration at any time prior to the effective date of such Demand Registration.

     (c) If the Holders so elect, the offering of Registrable Securities pursuant to Demand Registration shall be in the form of an underwritten offering. The Company shall select one or more nationally recognized firms of investment bankers reasonably acceptable to the Holders to act as the lead managing underwriter (the "Underwriter") in connection with such offering and shall select any additional investment bankers and managers to be used in connection with the offering.

     5.2. Piggy-Back Registration.

       (a) If at any time the Company proposes to file a registration statement under the Securities Act with respect to an offering by the Company for its own account or for the account of any of its respective security holders(other than a registration statement on Form S-4 or S-8 (or any substitute form that may be adopted by the SEC)), then the Company shall give prompt written notice of such proposed filing to the Holders as soon as practicable(but in no event less than 20 days before the anticipated filing date), and such notice shall offer Holders the opportunity to register such number of Registrable Securities as each Holder may request (which request shall specify the Registrable Securities intended to be disposed of
by such  Holder and   the   intended   method   of  distribution  thereof)(a
"Piggy-Back Registration").   Any  Holder  desiring  to  participate  in   a
Piggy-Back Registration must furnish such request to the Company within 10 days after receipt of the Company's written notice of the proposed
registration.   The Company  shall  use  its  best efforts to cause the
managing Underwriter or Underwriters of a proposed underwritten offering to permit the Registrable Securities requested to be included in a Piggy-Back Registration to be included on the same terms and conditions as any similar securities of the Company or any other security holder included therein and to permit the sale or other disposition of such Registrable Securities in accordance with the intended method of distribution thereof. Except as set forth in Section 5.2(c), each Holder shall have the right to withdraw its request for inclusion of its Registrable Securities in any registration statement pursuant to this Section 5.2 by giving written notice to the Company of its request to withdraw. The Company may withdraw a Piggy-Back Registration at any time prior to the time it becomes effective. In the event of the Company's withdrawal, the Company shall be responsible for all fees and expenses (including fees and expenses of counsel) incurred by the Company prior to such withdrawal, and the fees and expenses of one special counsel to the Holders. The Holders shall have the right to participate in a Piggy-Back Registration on no more than one occasion (excluding for such purpose an offering that is withdrawn by the Company or is otherwise not completed).

     (b) No registration effected under this Section 5.2, and no failure to effect a registration under this Section 5.2, shall relieve the Company of its obligation to effect a registration upon the request of a Holder pursuant to Section 5.1, and no failure to effect a registration under this Section
5.2 and to complete the sale of Registrable Securities in connection therewith shall relieve the Company of any other obligation under this
Section 5.

     (c) Notwithstanding anything to the contrary contained herein, if the managing Underwriter or Underwriters of any underwritten offering described in Section 5.2 have informed, in writing, the Holders that it is their opinion that the total number of shares which the Company, the Holders and any other persons desiring to participate in such registration intend to include in such offering is such as to materially and adversely affect the success of such offering, including the price at which the securities could be sold, the Company shall include in the registration the maximum number of securities which it is so advised can be sold without the adverse effect, allocated as follows: (i) first, all securities proposed to be registered by the Company for its own account; (ii) second, all securities proposed to be registered by the Company pursuant to the exercise by any person, other than a Holder, of a "demand" right requesting the registration of shares of Common Stock; and (iii) third, any other securities proposed to be registered by the Company other than for its own account, including, without limitation, Registrable Securities duly requested to be included in the registration and securities proposed to be registered by the Company pursuant to the exercise by any person, other than a Holder, of a "piggy-back" right requesting the registration of shares of Common Stock pursuant to an agreement with the Company, allocated pro rata among all Holders and such other persons on the basis of the relative number of Registrable Securities or other securities that each Holder or other person has duly requested to be included in such registration.

     5.3. Expenses of Registration. All Registration Expenses incurred in connection with registrations pursuant to Sections 5.1 and 5.2 shall be borne by the Company. All Selling Expenses relating to securities registered on behalf of the Holders shall be borne by the holders of securities included in such registration pro rata with the Company and among each other on the basis of the number of shares so registered. Notwithstanding the foregoing sentence, if a registration proceeding begun pursuant to Section 5.1 or 5.2 is subsequently withdrawn by the Holders requesting such registration, either
(a) if Holders of any number of the Registrable Securities agree, then such agreeing Holders of the Registrable Securities to have been registered shall bear all such Registration Expenses pro rata on the basis of the number of shares to have been registered for such Holders and the Holders shall not be treated as having requested such registration for purposes of limitations of the numbers of registrations that may be requested by Holders pursuant to
Section 5.1 or 5.2 as applicable, or (b) if no such Holders agree, then the Holders will forfeit their right to one registration pursuant to such section, and the Company shall bear such Registration Expenses. Notwithstanding the foregoing, however, the Holders shall not be required to pay any of said Registration Expenses or to forfeit the right to one demand registration and the Company shall pay the same if (x) at the time of the withdrawal,  the  Holders have learned of a material adverse  change  in  the condition, business or prospects of the Company from that known to the Holders at the time of their request, of which the Company should have had knowledge at the time of the request or (y) if the Holders have withdrawn the registration pursuant to a written request by the Company or its underwriters.

     5.4. Registration Procedures. Whenever the Company is required to effect or cause the registration of Registrable Securities pursuant to Section 5.1, the Company will use reasonable commercial efforts to effect the registration and the sale of such Registrable Securities in accordance with the intended method of disposition thereof as quickly as practicable, and in connection with any such request:


     (a) The Company will prepare and file with the SEC a registration statement(which, in the case of an underwritten public offering, shall be on Form S-3(unless the Company does not qualify for use of Form S-3 in a registration involving only a secondary offering as provided in the General Instructions to Form S-3 in such registration, in which case such registration statement shall be a Form S-1 or other form which the Company is eligible to use) or other form of general applicability satisfactory to the managing underwriter selected as therein provided) with respect to such securities and use best efforts to cause such registration statement to become and remain effective until the completion of the distribution; provided, however, that, subject to the provisions contained in Section 5.5, the Company shall be required to keep any registration statement effective at least ninety (90) days (or thirty (30) days in the case of an underwritten offering).

     (b) The Company will prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective for the period specified in Section 5.4(a) and as to comply with the provisions of the Securities Act with respect to the disposition of all Registrable Securities covered by such registration statement in accordance with the intended method of disposition set forth in such registration statement for such period.

     (c) The Company will, as far in advance as practical, prior to filing a registration statement or prospectus or any amendment or supplement thereto, furnish copies of such registration statement as proposed to be filed, together with exhibits thereto, to (i) each Holder participating in the distribution through such registration statement, (ii) not more than one counsel representing such Holders, and (iii) each Underwriter, if any, of the Registrable Securities covered by such registration statement, which documents will be subject to review and approval by the foregoing within five
(5) days after delivery, and thereafter as far in advance as practical, furnish to such Holders, counsel and Underwriters, if any, for their review and comment such number of copies of such registration statement, each amendment and supplement thereto (in each case including all exhibits thereto and documents incorporated by reference therein), the prospectus included in such registration statement (including each preliminary prospectus) and such other documents or information as such Holders, counsel or Underwriters may reasonably request in order to facilitate the disposition of the Registrable Securities owned by participating Holders.

    (d) After the filing of the registration statement, the Company will promptly notify each participating Holder of any stop order issued or threatened by the SEC and take all reasonable actions required to prevent the entry of such stop order or to remove it if entered.

     (e) The Company will use reasonable commercial efforts to (i) register or qualify the Registrable Securities under such other securities or blue sky laws of such jurisdictions in the United States as each participating Holder reasonably (in light of each Holder's intended plan of distribution) requests, and (ii) cause such Registrable Securities to be registered with or approved by such other governmental agencies or authorities in the United States as may be necessary by virtue of the business and operations of the Company and do any and all other acts and things that may be reasonably necessary or advisable to enable each Holder to consummate the disposition of the Registrable Securities; provided, however, that the Company will not be required to (A) qualify generally to do business in any jurisdiction where it would not otherwise be required to qualify but for this paragraph (e), (B) subject itself to taxation in any jurisdiction where it would not be subject to taxation but for actions taken pursuant to this Section 5.3 or (C) consent to general service of process in any such jurisdiction.

    (f) The Company will immediately notify each participating Holder, at any time when a prospectus relating to Registrable Securities is required to be delivered under the Securities Act, of the occurrence of an event requiring the preparation of a supplement or amendment to such prospectus so that, as thereafter delivered to the Holder, such prospectus will not contain an untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading and promptly make available to each Holder any such supplement or amendment.

     (g) The Company and each participating Holder will enter into customary agreements including, if applicable, an underwriting agreement in customary form (including lock-up provisions if required by the Underwriter) and which is reasonably satisfactory to the Company (which shall not require the Holders to indemnify the underwriter with respect to misstatements or omissions in the registration statement other than such misstatements or omissions in written material supplied by each Holder). The Company and each Holder will also take such other actions as are reasonably required in order to expedite or facilitate the disposition of such Registrable Securities.

     (h) The Company will make available to each participating Holder (and its counsel) and each Underwriter, if any, subject to restrictions imposed by the United States federal government or any agency or instrumentality thereof, copies of all correspondence between the SEC and the Company, its counsel or auditors and will also make available for inspection by each participating Holder, any Underwriter participating in any disposition pursuant to such registration statement and any attorney, accountant or other professional retained to represent a participating Holder (collectively, the "Inspectors"), all financial and other records, pertinent corporate documents and properties of the Company (collectively, the "Records") as they shall reasonably request to enable them to exercise their due diligence responsibility, and cause the Company's officers and employees to supply all information reasonably requested by any Inspectors in connection with such registration statement. Each Holder agrees that information obtained by it solely as a result of such inspections (not including any information obtained from a third party who, insofar as is known to such Holder after reasonable inquiry, is not prohibited from providing such information by a contractual, legal or fiduciary obligation to the Company) shall be deemed confidential and shall not be used by it as the basis for any market transactions in the securities of the Company or its Affiliates unless and until such information is made generally available to the public. Each
Holder further agrees that it will, upon learning that disclosure of such Records is sought in a court of competent jurisdiction, give notice to the Company and allow the Company, at the Company's expense, to undertake appropriate action to prevent disclosure of the Records deemed confidential.

     (i) In connection with an underwritten offering, the Company will participate, to the extent reasonably requested by the managing Underwriter for the offering or the participating Holders, in customary efforts to sell the securities under the offering, including, without limitation, participating in "road shows."

     (j) The Company may require each participating Holder to promptly furnish in writing to the Company such information regarding the distribution of the Registrable Securities as the Company may from time to time reasonably request and such other information as may be legally required in connection with such registration including, without limitation, all such information as may be requested by the SEC or the NASD. The Company may exclude any Holder from such registration if such Holder fails to provide such information.

     (k) Each Holder agrees that, upon receipt of any notice from the Company of the happening of any event of the kind described in Section 5.3(f) hereof, such Holder will forthwith discontinue disposition of Registrable Securities pursuant to the registration statement covering such Registrable Securities until such Holder's receipt of the copies of the supplemented or amended prospectus contemplated by Section 5.3(f) hereof, and, if so directed by the Company, each Holder will deliver to the Company all copies, other than permanent file copies then in such Holder's possession, of the most recent prospectus covering such Registrable Securities at the time of receipt of such notice. In the event the Company shall give such notice, the Company shall extend the period during which such registration statement shall be maintained effective (including the period referred to in Section 5.3(a) hereof) by the number of days during the period from and including the date of the giving of notice pursuant to Section 5.3(f) hereof to the date when the Company shall make available to the Holders a prospectus supplemented or amended to conform with the requirements of Section 5.3(f) hereof.

     5.5. Blackout Provisions.

        (a) Notwithstanding anything in this Agreement to the contrary, by delivery of written notice to any of the participating Holders (a "Suspension Notice"), stating which one or more of the following limitations shall apply to the addressee of such Suspension Notice, the Company may (1) postpone effecting a registration under this Agreement, or (2) require such addressee to refrain from disposing of Registrable Securities under the registration, in either case for a period of no more than 90 consecutive days from the delivery of such Suspension Notice (which period may not be extended or renewed). The Company may postpone effecting a registration or apply the limitations on dispositions specified in clause 2 if (x) the Company in good faith determines that such registration or disposition would materially impede, delay or interfere with any material financing, offer or sale of equity securities of the Company, acquisition, disposition or other material transaction by the Company or any of its material subsidiaries, (y) an investment banking firm of recognized national standing shall advise the Company in writing that effecting the registration or the disposition by such person of Registrable Securities or other equity securities of the Company, as the case may be, would materially and adversely affect an offering of equity securities of the Company, by the Company for its own account the preparation of which had then been commenced, or (z) the Company in good faith determines that the Company is in possession of material non-public information the disclosure of which during the period specified in such notice the Company reasonably believes would not be in the best interests of the Company; provided that the Company may not take any action pursuant to this Section 5.5 for a period of time in excess of 90 days in any one year period.

      (b) If the Company shall take any action pursuant to clause 2 of Section 5.4(a) with respect to any participating Holder in a period during which the Company shall be required under Section 5.3(a) to cause the registration statement to remain effective under the Securities Act and the prospectus to remain current, such period shall be extended for such person by one day beyond the end of such period for each day that, pursuant to Section 5.4(a), the Company shall require such person to refrain from disposing of Registrable Securities owned by such person.

      5.6. Indemnification.

     (a)  The Company shall, to the full extent permitted by law,  indemnify
and hold  harmless  each  Holder, its Affiliates, partners,   officers,
directors, employees  and  agents, and each person, if any, who  controls  or
is  under common  control  with such Holder within the meaning   of Section  15
of  the Securities Act or Section 20 of the Exchange Act of 1934, together  with
the partners,  officers,  directors, employees and   agents of  such
controlling person (collectively, the "Controlling Persons"), from and against any loss, claim, damage, liability, reasonable attorneys' fees, cost or expense and costs and expenses of investigating and defending any such claim, joint or several, and any action in respect thereof (collectively, the "Damages") to which each Holder, its partners, officers, directors, employees and agents, and any such Controlling Person may become subject under the Securities Act or otherwise, insofar as such Damages (or actions or proceedings, whether commenced or threatened, in respect thereof) arise out of, or are based upon, any untrue statement or alleged untrue statement of a material fact contained in any registration statement or prospectus relating to the Registrable Securities or any amendment or supplement thereto, or arises out of, or are based upon, any omission or alleged omission to state
therein a material fact required to be stated   therein or necessary to make the
statements therein not misleading or any violation by the Company of any federal or state securities laws or any rule or regulation thereof, except insofar as the same are based upon information furnished in writing to the Company by a Holder expressly for use therein, and shall reimburse the Holder, its
Affiliates,  partners, officers,   directors, employees and agents, and each
such Controlling  Person for  any  legal  and other expenses reasonably incurred
by such  Holder,  its   Affiliates, its partners, officers, directors, employees
and agents, or any such Controlling Person in investigating or defending or preparing to defend against any such Damages or proceedings; provided, however, that the Company shall not be liable to any Holder to the extent that any such Damages (or action or proceeding in respect thereof) arise out of or are based upon an untrue statement or omission made in any preliminary prospectus if (i) such Holder failed to send or deliver a copy of the final prospectus with or prior to the delivery of written confirmation of the sale by the Holder to the person asserting the claim from which such Damages arise, and (ii) the final prospectus would have corrected such untrue statement or such omission; provided, further, however, that the Company shall not be liable to any Holder in any such case to the extent that any such Damages arise out of or are based upon an untrue statement or omission in any prospectus if (x) such untrue statement or omission is corrected in an amendment or supplement to such prospectus, and (y) having previously been furnished by or on behalf of the Company with copies of such prospectus as so amended or supplemented, such Holder thereafter fails to deliver such prospectus as so amended or supplemented prior to or concurrently with the sale of a Registrable Securities to the person asserting the claim from which such Damages arise. The Company also agrees to indemnify any Underwriters of the Registrable Securities, their officers and directors and each person who controls such Underwriters on substantially the same basis as that of the indemnification of the Holder provided in this Section 5.6(a).

     (b) Each Holder shall, to the full extent permitted by law, indemnify and hold harmless the Company, its officers, directors, employees and agents and each person, if any, who controls the Company within the meaning of Section
15 of the Securities Act or Section 20 of the Exchange Act, together with the partners, officers, directors, employees and agents of such controlling person, to the same extent as the foregoing indemnity from the Company to the Holders, but only to the extent the Company's or such person's Damages are attributable to the information related to the Holder, or its plan of distribution, furnished in writing by a Holder or on a Holder's behalf expressly for use in any registration statement or prospectus relating to the Registrable Securities, or any amendment or supplement thereto, or any preliminary prospectus and the aggregate amount which may be recovered from any Holder pursuant to the indemnification provided for in this Section
5.6(b) in connection with any registration and sale of Registrable Securities shall be limited to the net proceeds received by such Holder from the sale of such Registrable Securities. In case any action or proceeding shall be brought against the Company or its officers, directors, employees or agents or any such controlling person or its officers, directors, employees or agents, in respect of which indemnity may be sought against any Holder, such Holder shall have the rights and duties given to the Company, and the Company or its officers, directors, employees or agents, or such controlling person, or its officers, directors, employees or agents, shall have the rights and duties given to such Holder under the preceding paragraph. Each Holder also agrees to indemnify and hold harmless any Underwriters of the Registrable Securities, their officers and directors and each person who controls such Underwriters on substantially the same basis as that of the indemnification each Holder provides to the Company provided in this Section 5.6(b); provided that the aggregate recovery that the Company and any Underwriters can recover from any Holder pursuant to this Section 5.6(b) cannot exceed the net proceeds received by such Holder from the sale of Registrable Securities.
The Company shall be entitled to receive indemnities from Underwriters, selling brokers, dealer managers and similar securities industry professionals participating in the distribution, to the same extent as provided above, with respect to information so furnished in writing by such persons specifically for inclusion in any prospectus or registration statement; provided, however, that if the Company does not receive such indemnities, the Company will not be relieved of its duties and obligations hereunder.

     (c) Promptly after receipt by any person in respect of which indemnity may be sought pursuant to Section 5.6(a) or 5.6(b) (an "Indemnified Party") of notice of any claim or the commencement of any action, the Indemnified Party shall, if a claim in respect thereof is to be made against the Person against whom such indemnity may be sought (an "Indemnifying Party"), notify the Indemnifying Party in writing of the claim or the commencement of such action; provided, however, that the failure to notify the Indemnifying Party shall not relieve it from any liability which it may have to an Indemnified Party otherwise than under Section 5.6(a) or 5.6(b) and except to the extent of any actual prejudice resulting therefrom. If any such claim or action shall be brought against an Indemnified Party, and it shall notify the Indemnifying Party thereof, the Indemnifying Party shall be entitled to participate therein, and, to the extent that it wishes, jointly with any other similarly notified Indemnifying Party, to assume the defense thereof with counsel reasonably satisfactory to the Indemnified Party. After notice from the Indemnifying Party to the Indemnified Party of its election to assume the defense of such claim or action, the Indemnifying Party shall not be liable to the Indemnified Party for any legal or other expenses subsequently incurred by the Indemnified Party in connection with the defense thereof other than reasonable costs of investigation; provided, however, that the Indemnified Party shall have the right to employ separate counsel to represent the Indemnified Party and its controlling Persons who may be subject to liability arising out of any claim in respect of which indemnity may be sought by the Indemnified Party against the Indemnifying Party, but the fees and expenses of such counsel shall be for the account of such Indemnified Party unless (i) the Indemnifying Party and the Indemnified Party shall have mutually agreed to the retention of such counsel or (ii) in the reasonable judgment of the Company and such Indemnified Party, representation of both parties by the same counsel would be inappropriate due to actual or potential conflicts of interest between them, it being understood, however, that the Indemnifying Party shall not, in connection with any one such claim or action or separate but substantially similar or related claims or actions in the same jurisdiction arising out of the same general allegations or circumstances, be liable for the fees and expenses of more than one separate firm of attorneys (together with appropriate local counsel) at any time for all Indemnified Parties, or for fees and expenses that are not reasonable.
No Indemnifying Party shall, without the prior written consent of the Indemnified Party, effect any settlement of any claim or pending or threatened proceeding in respect of which the Indemnified Party is or could have been a party and indemnity could have been sought hereunder by such Indemnified Party, unless such settlement includes an unconditional release of such Indemnified Party from all liability arising out of such claim or proceeding. Whether or not the defense of any claim or action is assumed by the Indemnifying Party, such Indemnifying Party will not be subject to any liability for any settlement made without its consent, which consent will not be unreasonably withheld.


      5.7. Termination of Registration Rights. All of the Company's obligations to register Registrable Securities hereunder shall terminate upon the date on which no Holder holds any Registrable Securities.

ARTICLE 6.

DEFINITIONS

     6.1. Definitions.

For purposes hereof, the following terms when used herein shall have the respective meanings set forth below:
"Acquired Stock" has the meaning assigned to such term in the recitals hereto.

"Acquisition Documents" means, collectively, this Agreement, and all agreements, instruments, certificates and other documents executed and delivered in connection herewith or contemplated hereby.
"Affiliate" shall have the meaning given such term in Rule 12b-2 under the Exchange Act.
"Applicable Law" means any Law or other legally enforceable obligation imposed by a Governmental Authority in the applicable jurisdiction.
"Business Day" means any day that is not a Saturday, a Sunday or other day on which banks are required or authorized by law to be closed in the City of New York.
"Claims" has the meaning assigned to such term in Section 7.11.

"Closing" has the meaning assigned to such term in Section 1.1.

"Closing Date" has the meaning assigned to such term in Section 1.4.

"Code" means the Internal Revenue Code of 1986, as amended.

"Commission Filings" has the meaning assigned to such term in Section 3.8. "Common Stock" has the meaning assigned to such term in the recitals hereto.

"Company" means Bernard Chaus, Inc., a New York corporation.

"Company  Financial  Statements" has the meaning assigned  to  such  term  in
Section 3.9.

"Controlling Persons" has the meaning assigned to such term in Section 5.6.

"Damages" has the meaning assigned to such term in Section 5.6.

"Demand Registration" has the meaning assigned to such term in Section 5.1. "Encumbrances" means all options, proxies, voting trusts, voting agreements, judgments, pledges, charges, escrows, rights of first refusal or first offer, mortgages, indentures, claims, transfer restrictions, liens, equities, security interests and other encumbrances of every kind and nature whatsoever, whether arising by agreement, operation of law or otherwise. "Environmental Claim" has the meaning assigned to such term in Section 3.20. "Environmental Laws" has the meaning assigned to such term in Section 3.20. "Environmental Permits" has the meaning assigned to such term in Section 3.20.
"ERISA" means the Employee Retirement Income Security Act of 1974, as amended.
"ERISA Affiliate" has the meaning assigned to such term in Section 3.15. "Exchange Act" means Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.
"GAAP" has the meaning assigned to such term in Section 1.8.

"Governmental Authority" means any nation or government, any state, municipality, or other political subdivision thereof and any entity, body, agency, commission, department, board, bureau or court, whether domestic, foreign, or multinational, exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government and any executive official thereof.
"Hazardous Materials" has the meaning assigned to such term in Section 3.20. "Holder" has the meaning assigned to such term in Section 5.1.

"Incremental Amount" has the meaning assigned to such term in Section 5.5.

"Indemnified Party" has the meaning assigned to such term in Section 5.6.

"Indemnifying Party" has the meaning assigned to such term in Section 5.6.

"Instruction Letter" has the meaning assigned to such term in Section 1.5. "Intellectual Property" has the meaning assigned to such term in Section 3.17.
"Knowledge" means, with respect to any Person, the actual knowledge after due inquiry of such Person and its subsidiaries.
"Law" means any statute, law, ordinance, regulation, decision or rule of any Governmental Authority, whether foreign, federal, state, municipal, local or otherwise.
"Material Adverse Effect" shall mean, with respect to any Person, a material adverse effect on the business, properties, operations, or condition (financial or otherwise) of such Person (and its subsidiaries), taken as a whole.
"Options" has the meaning assigned to such term in Section 3.11.
"Person" means an individual, a partnership, a corporation, an association, a joint stock company, a trust, a joint venture, an unincorporated organization and a Governmental Authority or any department, agency or political subdivision thereof.
"Piggy-Back  Registration" has the meaning assigned to such term  in  Section
5.2.

"Plan" has the meaning assigned to such term in Section 3.15.

"Purchase Price" has the meaning assigned to such term in Section 1.2.

"Purchaser" means Kenneth Cole Productions, Inc., a New York corporation.

"Registrable  Securities" has the meaning assigned to such  term  in  Section
5.1.

"Registration Expenses" means the following expenses of registration: (i) all registration and filing fees attributable to shares sold by the Company,
(ii)  fees  and  expenses  of compliance with securities  or  blue  sky  laws
(including reasonable fees and disbursements of counsel in connection with blue sky qualifications of the Registrable Securities), (iii) processing, duplicating and printing expenses, (iv) the fees and expenses incurred in connection with the listing of the Registrable Securities, (v) reasonable fees and disbursements of counsel or the Company and customary fees and expenses for independent certified public accountants retained by the Company (including the expenses of any comfort letters or costs associated with the delivery by independent certified public accountants of a comfort letter or comfort letters requested but not the cost of any audit other than a year end audit), (vi) the reasonable fees and expenses of any special experts retained by the Company in connection with such registration, (vii) any fees and disbursements of underwriters customarily paid by issuers or sellers of securities; and (viii) any other expenses of registration, customarily paid by the Company.
"Release" has the meaning assigned to such term in Section 3.20.
"Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.
"SEC" means the Securities and Exchange Commission.
"Selling Expenses" means any underwriting fees, discounts or commissions or SEC filing fees attributable to the sale of Registrable Securities, or the fees and expenses of counsel for the Holders, such costs to be borne by the Holders.
"Underwriter" has the meaning assigned to such term in Section 5.1.

ARTICLE 7.

MISCELLANEOUS

     7.1. Press Releases and Communications. Except as may be required by the Exchange Act, no press release, public announcement or statement related to this Agreement or the transactions contemplated herein, or any other announcement or communication to the employees, customers or suppliers of the Company or Purchaser, shall be issued or made by any party hereto without the joint approval of Purchaser and the Company; provided, that, once any such announcement or statement is jointly approved, a substantially similar announcement or statement may be republished without further approval.

     7.2. Expenses. Except as otherwise expressly provided herein, each party shall pay all of its own expenses (including without limitation attorneys', consultants and accountants' fees and expenses) incurred in connection with the negotiation of this Agreement, the performance of their respective obligations hereunder and the consummation of the transactions contemplated by this Agreement (whether consummated or not).

     7.3. Notices. All notices, demands and other communications to be given or delivered under or by reason of the provisions of this Agreement shall be in writing and shall be deemed to have been given when personally delivered or by overnight courier to the parties at the following addresses or sent by facsimile, with confirmation received, to the facsimile numbers below (or at such other address or facsimile number for a party as shall be specified by like notice):

Notices to Purchaser:            with a copy (which shall not constitute
                                      delivery of notice) to:

Kenneth Cole Productions, Inc.         Kenneth Cole Productions, Inc.
603 West 50th Street                   603 West 50th Street
New York, NY  10019                    New York, NY  10019
Attn: Chairman or Vice Chairman        Attn: Michael Colosi, General Counsel
Tel: (212) 265-1500                    Tel: (212) 265-1500
Fax: (212) 830-7422                    Fax: (212) 830-7422

                                    with a copy (which shall not constitute
                                       delivery of notice) to:


                                       Willkie Farr & Gallagher LLP
                                       787 Seventh Avenue
                                       New York, NY  10019
                                       Tel: (212) 728-8261
                                       Fax: (212) 728-9261



Notices to the Company       with a copy (which shall not constitute
                                     delivery of notice) to:


Bernard Chaus, Inc.                    Dechert LLP
530 Seventh Avenue                     30 Rockefeller Plaza
New York, NY  10018                    New York, NY 10112-2200
Attn:  Chief Executive Officer         Attn:  Richard A. Goldberg, Esq.
Tel.: (212)354-1280                    Tel:(212) 649-8740
Fax:  (212) 698-3599                   Fax:(212)869-2626

    7.4. Assignment. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that, other than with respect to registration rights as described below, neither this Agreement nor any of the rights, interests or obligations hereunder may be assigned by Purchaser or the Company without the written consent of the other party, such consent not to be unreasonably withheld except that Purchaser may assign this Agreement to any Affiliate. Each Holder of Registrable Securities may assign to any transferee of Registrable Securities its registration rights under Sections
5.1 and 5.2 hereof and delegate to the transferee its obligations under this Agreement including, without limitation, the rights of assignment pursuant to this Section 7.4; provided that (1) notice of any assignment of such registration rights must be given to the Company, (2) such transferee shall accept such rights and assume such obligations for the benefit of the Company by written instrument, in form and substance reasonably satisfactory to the Company, (3) only one such transferee can request a Demand Registration (to the extent the Demand Registration has not already been effected), and (4) no
more   than   three  such  transferees  may  participate  in   a   Piggy-Back
Registration.   Thereafter, without any further action  by  any  person,  all references in this Agreement to the Holder of such Registrable Securities, and all comparable references, shall be deemed to be references to the transferee, and the transferor shall be released from each obligation or liability under this Agreement, with respect to the Registrable Securities so transferred.

     7.5. Severability. Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction. If the final judgment of a court of competent jurisdiction declares that any term or provision hereof is invalid or unenforceable, the parties hereto agree that the court making the determination of invalidity or unenforceability shall have the power to reduce the scope, duration or area of the term or provision, to delete specific words or phrases or to replace any invalid or unenforceable term or provision with a term or provision that is valid and enforceable and that comes closest to expressing the intention of the invalid or unenforceable term or provision, and this Agreement shall be enforceable as so modified after the expiration of the time within which the judgment may be appealed.


     7.6. No Strict Construction. The language used in this Agreement shall be deemed to be the language chosen by the parties hereto to express their mutual intent, and no rule of strict construction shall be applied against any Person.

     7.7. Amendment and Waiver. Any provision of this Agreement may be amended or waived only in writing signed by Purchaser and the Company. No waiver of any provision hereunder or any breach or default thereof shall extend to or affect in any way any other provision or prior or subsequent breach or default.

     7.8. Complete Agreement. This Agreement and the documents referred to herein contain the complete agreement between the parties hereto and supersede any prior understandings, agreements or representations by or between the parties, written or oral, which may have related to the subject matter hereof in any way.

     7.9. Counterparts. This Agreement may be executed in multiple counterparts, any one of which need not contain the signatures of more than one party, but all such counterparts taken together shall constitute one and the same instrument. Delivery of an executed signature page of this Agreement by facsimile shall be effective as delivery of a manually executed counterpart hereof.

     7.10. Survival; Termination of Covenants. The representations and warranties in Articles 3 and 4 of this Agreement shall survive until the first anniversary of the date hereof. The covenants and agreements of the Company and Purchaser under this Agreement shall survive in accordance with their terms.
     7.11.     Indemnification.

        (a) The Company hereby agrees to indemnify, defend and hold harmless Purchaser from and against all actual third party demands, claims, or causes of action, assessments, losses, damages, liabilities, costs and expenses (collectively, "Claims"), including without limitation reasonable attorneys' fees and expenses, asserted against, resulting to, or imposed upon or incurred by Purchaser by reason of or resulting from a breach of any representation or warranty of the Company contained in this Agreement; provided, that, the aggregate maximum amount that the Company shall be required to pay pursuant to this Section 7.11(a) shall be the Purchase Price.

(b) Purchaser hereby agrees to indemnify, defend and hold harmless the Company from and against all Claims, including without limitation reasonable attorneys' fees and expenses, asserted against, resulting to, or imposed upon or incurred by the Company by reason of or resulting from a breach of any representation or warranty of Purchaser contained in this Agreement; provided, that, the aggregate maximum amount that Purchaser shall be required to pay pursuant to this Section 7.11(b) shall be the Purchase Price.

      7.12. Governing Law. All matters relating to the interpretation, construction, validity and enforcement of this Agreement shall be governed by and construed in accordance with the domestic laws of the State of New York without giving effect to any choice or conflict of law provision or rule (whether of the State of New York or any other jurisdiction) that would cause the application of laws of any jurisdiction other than the State of New York.

      7.13. Submission to Jurisdiction. All actions or proceedings arising in connection with this Agreement may be tried and litigated in the New York State Supreme Court, County of New York or the United States District Court for the Southern District of New York. Each party hereby waives any right it may have to assert the doctrine of forum non conveniens or similar doctrine or to object to venue with respect to any proceeding brought in accordance with this paragraph, and stipulates that the New York State Supreme Court, County of New York or the United States District Court for the Southern District of New York shall have in persona jurisdiction over each of them for the purpose of litigating any such dispute, controversy, or proceeding. Each party hereby authorizes and accepts service of process sufficient for personal jurisdiction in any action against it as contemplated by this
Section 7.13 by registered or certified mail, return receipt requested, postage prepaid, to its address for the giving of notices as set forth in
Section 7.3 above. Nothing herein shall affect the right of any party to serve process in any other manner permitted by law.

     7.14.Descriptive Headings; Interpretation. The descriptive headings of this Agreement are inserted for convenience only and do not constitute a part hereof or define, limit or otherwise affect the meaning of any of the terms or provisions hereof. The use of the word "including" in this Agreement shall be by way of example rather than by limitation and shall be deemed to include the phrase "including without limitation."

     7.15. Construction of Certain Terms and Phrases. Unless the context of this Agreement otherwise requires, (i) words of any gender include each other gender; (ii) unless the context requires otherwise, words using the singular or plural number also include the plural or singular number, respectively;
(iii) the terms "hereof," "herein," "hereby" and derivative or similar words refer to this entire Agreement; and (iv) the terms "Article" or "Section" refer to the specified Article or Section of this Agreement. Whenever this Agreement refers to a number of days, such number shall refer to calendar days unless business days are specified.

     7.16. No Third Party Beneficiaries. This Agreement shall not confer any rights or remedies upon any Person other than the parties hereto and their respective heirs, personal legal representatives, successors and permitted assigns, and the Indemnified Parties.