Form 10-Q
period 2005-09-30
COLE KENNETH PRODUCTIONS INC
filed 2005-11-08
CIK 921691

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes (X)  No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                   Class
November 1, 2005

     Class A Common Stock ($.01 par value)                  12,114,918
     Class B Common Stock ($.01 par value)                   8,010,497

                     Kenneth Cole Productions, Inc.
                              Index to 10-Q


Part I.    FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2005
and December 31, 2004.......................................         3

Condensed Consolidated Statements of Income for the three-and nine-
month periods ended September 30, 2005 and 2004..............        5

Condensed Consolidated Statement of Changes in Shareholders' Equity
for the nine-month period ended September 30, 2005 ............      6

Condensed Consolidated Statements of Cash Flows for the nine-month
Periods ended September 30, 2005 and 2004.......................     7

Notes to Condensed Consolidated Financial Statements............     8

Item 2.Management's Discussion and Analysis of Financial Condition
     and Results of Operations..................................     19

Item 3. Quantitative and Qualitative Disclosures about Market Risk   26

Item 4. Controls and Procedures..................................    26

Part II.  OTHER INFORMATION

Item 1.Legal Proceedings.........................................    27

Item 1A.  Risk Factors...........................................    27

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds   27

Item 3.Defaults Upon Senior Securities............................   27

Item 4.Submission of Matters to a Vote of Security Holders......     27

Item 5.Other Information........................................     27

Item 6. Exhibits................................................     27

Signatures.......................................................    28

Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements


                  Kenneth Cole Productions, Inc. and Subsidiaries
                        Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                              September 30,   December 31,
                                                 2005            2004
Assets
Current assets:
Cash and cash equivalents                      $ 51,916,000    $ 80,014,000
Marketable securities                            56,000,000      40,000,000
Due from factors                                 49,250,000      34,936,000
Accounts receivable, net                         10,674,000      16,978,000
Inventories, net                                 56,146,000      47,166,000
Prepaid expenses and other current assets         6,675,000       2,664,000
   Deferred taxes, net                            3,155,000       3,136,000
                                                -----------     -----------
Total current assets                            233,816,000     224,894,000

Property and equipment, at cost, less
Accumulated depreciation and amortization        41,304,000      38,510,000

Other assets:
 Deferred taxes, net                             15,341,000       9,625,000
 Deposits and sundry                             14,435,000       8,826,000
 Deferred compensation plan assets               28,649,000      22,732,000
                                                -----------     -----------
Total other assets                               58,425,000      41,183,000
                                                -----------     -----------
Total assets                                   $333,545,000    $304,587,000
                                                ===========     ===========



        See accompanying notes to condensed consolidated financial statements.


                     Kenneth Cole Productions, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets (continued)
                                     (Unaudited)

                                                  September 30,   December 31,
                                                      2005            2004
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                                 $ 30,104,000    $ 35,767,000
Accrued expenses and other current liabilities      8,720,000       8,947,000
Short-term borrowings                               3,000,000
Deferred income                                     4,486,000       2,920,000
Income taxes payable                                3,708,000       4,253,000
                                                  -----------     -----------
Total current liabilities                          50,018,000      51,887,000

Accrued rent and other long-term liabilities       15,888,000      13,440,000
Deferred compensation plans liabilities            28,649,000      22,732,000

Commitments and contingencies

Shareholders' equity:
   Series A Convertible Preferred Stock, par
   Value $1.00, 1,000,000 shares authorized,
   none outstanding
   Class A Common Stock, par value $.01,
   20,000,000 shares authorized; 15,485,100
   and 15,054,845 issued as of September 30, 2005
   and December 31, 2004, respectively                154,000         150,000
   Class B Common Stock, par value $.01,
   9,000,000 shares authorized; 8,010,497
   and 8,055,497 issued and outstanding as of
   September 30, 2005 and December 31, 2004,
   Respectively                                        81,000          81,000
   Additional paid-in capital                      87,769,000      78,417,000
   Deferred compensation                           (3,602,000)
   Accumulated other comprehensive income           1,242,000       1,053,000
   Retained earnings                              233,502,000     216,983,000
                                                  -----------     -----------
                                                  319,146,000     296,684,000

Class A Common Stock in treasury, at cost,
    3,388,400 shares as of September 30, 2005
    and December 31, 2004                         (80,156,000)    (80,156,000)
                                                  -----------     -----------
Total Shareholders' Equity                        238,990,000     216,528,000
                                                  -----------     -----------

Total Liabilities and Shareholders' Equity       $333,545,000    $304,587,000
                                                  ===========     ===========

       See accompanying notes to condensed consolidated financial statements.

                 Kenneth Cole Productions, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                 (Unaudited)


                          Three Months Ended             Nine Months Ended
                            September 30,                   September 30,
                          2005        2004              2005          2004
Net sales            $124,720,000   $132,929,000     $354,293,000  $350,000,000
Royalty revenue        11,059,000     11,784,000       30,719,000    30,147,000
                      -----------    -----------      -----------   -----------
Net revenues          135,779,000    144,713,000      385,012,000   380,147,000
Cost of goods sold     75,246,000     81,089,000      212,944,000   212,681,000
                      -----------    -----------      -----------   -----------
Gross profit           60,533,000     63,624,000      172,068,000   167,466,000

Selling, general and
Administrative
Expenses               47,915,000     44,344,000      137,058,000   125,518,000
                      -----------    -----------      -----------   -----------
Operating income       12,618,000     19,280,000       35,010,000    41,948,000
Interest and other
income, net             1,952,000        330,000        3,304,000       921,000
                      -----------    -----------      -----------   -----------
Income before
provision for
income taxes           14,570,000     19,610,000       38,314,000    42,869,000
Provision for
income taxes            3,717,000      7,452,000       12,264,000    16,291,000
                      -----------    -----------      -----------   -----------

Net income           $ 10,853,000   $ 12,158,000     $ 26,050,000  $ 26,578,000
                      ===========    ===========      ===========   ===========

Earnings per share:

Basic                $        .54   $        .60     $       1.31  $       1.33
Diluted              $        .53   $        .59     $       1.28  $       1.29

Dividends declared
per share            $        .16   $        .14     $        .48  $        .38


Shares used to
compute earnings
per share:

Basic                  19,954,000     20,170,000       19,845,000    20,024,000
Diluted                20,406,000     20,693,000       20,303,000    20,677,000



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

Net income

   Translation adjustment
   foreign currency,
   net of taxes of $170,000

  Forward contracts, net
   of taxes of ($487,000)

Unrealized gain on available
   for sale securities, net
   of taxes of $424,000

Comprehensive Income

Issuance of Restricted Stock       146,833       2,000

Amortization of Deferred
   Compensation

Shares withheld for taxes on
    restricted Stock                (4,509)

Exercise of stock options, and
   related tax benefits of
   $1,178,000                      232,882       2,000

Issuance of Class A Common
   Stock for ESPP                   10,049

Dividends paid on Common
   Stock Class A and B

Conversion of Class B shares to
Class A shares of Common Stock      45,000                 (45,000)
                                 ---------------------------------------------
Shareholders' equity
   September 30,2005            15,485,100  $  154,000   8,010,497  $ 81,000
                                ==============================================

         See accompanying notes to condensed consolidated financial statements.


                     Kenneth Cole Productions, Inc. and Subsidiaries
       Condensed Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                  Accumulated
                                 Additional                          Other
                                  Paid-in        Deferred       Comprehensive
                                  Capital      Compensation         Income
Shareholders' equity
January 1, 2005                 78,417,000                       $ 1,053,000

Net income

   Translation adjustment
   foreign currency,
   net of taxes of $170,000                                          302,000

  Forward contracts, net
   of taxes of ($487,000)                                           (866,000)

Unrealized gain on available
   for sale securities, net
   of taxes of $424,000                                              753,000

Comprehensive Income

Issuance of Restricted Stock     4,400,000      (4,402,000)

Amortization of Deferred
   Compensation                                    800,000

Shares withheld for taxes on
    restricted Stock              (134,000)

Exercise of stock options, and
   related tax benefits of
   $1,178,000                    4,839,000

Issuance of Class A Common
   Stock for ESPP                  247,000

Dividends paid on Common
   Stock Class A and B

Conversion of Class B shares to
Class A shares of Common Stock
                                 ---------------------------------------------
Shareholders' equity
   September 30,2005          $ 87,769,000      $(3,602,000)     $ 1,242,000
                                ==============================================

         See accompanying notes to condensed consolidated financial statements.


                     Kenneth Cole Productions, Inc. and Subsidiaries
       Condensed Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                              Treasury Stock
                              Retained    Number of
                              Earnings    Shares       Amount        Total
Shareholders' equity
January 1, 2005             $216,983,000 (3,388,400)$(80,156,000) $216,528,000

Net income                    26,050,000                            26,050,000

   Translation adjustment
   foreign currency,
   net of taxes of $170,000                                            302,000

  Forward contracts, net
   of taxes of ($487,000)                                             (866,000)

Unrealized gain on available
   for sale securities, net
   of taxes of $424,000                                                753,000
                                                                      ---------

Comprehensive Income                                                26,239,000


Issuance of Restricted Stock                                                 -

Amortization of Deferred
   Compensation                                                        800,000

Shares withheld for taxes on
   restricted Stock                                                   (134,000)

Exercise of stock options, and
   related tax benefits of
   $1,178,000                                                        4,841,000

Issuance of Class A Common
   Stock for ESPP                                                      247,000

Dividends paid on Common
   Stock Class A and B        (9,531,000)                           (9,531,000)

Conversion of Class B shares to
Class A shares of Common Stock                                               -
                                 ---------------------------------------------
Shareholders' equity
   September 30,2005        $233,502,000 $(3,388,400) $(80,156,000)$238,990,000
                                ==============================================

         See accompanying notes to condensed consolidated financial statements.

         See accompanying notes to condensed consolidated financial statements
                      Kenneth Cole Productions, Inc. and Subsidiaries
                       Condensed Consolidated Statements of Cash Flows
                                          (Unaudited)
                                                       Nine Months Ended
                                                          September 30,
                                                         2005       2004
Cash flows from operating activities
Net income                                          $ 26,050,000  $ 26,578,000
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization                          6,756,000     5,766,000
Unrealized (gain) loss on deferred
compensation plans                                      (405,000)    1,421,000
Deferred compensation                                    800,000
Realized gain on sale of property and
equipment                                                              (14,000)
Realized gain on sale of marketable
securities                                            (1,246,000)
Provision for doubtful accounts                          160,000        79,000
Benefit for deferred taxes                            (5,735,000)     (561,000)
Tax benefit from stock options                         1,178,000     2,781,000
Taxes related to restricted stock                       (134,000)
Unrealized gains from available-for-sale
securities                                              (753,000)
Changes in operating assets and liabilities:
   Increase in due from factors                      (14,314,000)  (18,721,000)
   Decrease/(increase) in accounts receivable          6,144,000    (2,203,000)
   Increase in inventories                            (9,846,000)  (13,977,000)
   Increase in prepaid expenses and other
    current assets                                    (4,011,000)     (323,000)
   Increase in other assets                           (3,615,000)   (3,297,000)
  (Decrease) in accounts payable                      (5,663,000)   (1,026,000)

Increase/(decrease) in deferred income,
accrued expenses and other current liabilities         1,633,000      (297,000)
Decrease/(increase) in income taxes payable             (545,000)      267,000
Increase in other long-term liabilities                8,365,000     3,381,000
                                                      -------------------------
Net cash provided by/(used in) operating activities    4,819,000      (146,000)
Cash flows from investing activities
Acquisition of property and equipment                 (9,550,000)   (6,596,000)
Proceeds from sale of marketable securities           16,755,000
Proceeds from sale of property and equipment                            68,000
Purchases of marketable securities and
other investments                                    (37,509,000)  (58,000,000)
                                                      -------------------------
Net cash used in investing activities                (30,304,000)  (64,528,000)
Cash flows from financing activities
Proceeds from short-term borrowings                    3,000,000
Proceeds from exercise of stock options                3,663,000     4,675,000
Proceeds from employee stock purchase plan               247,000       174,000
Dividends paid to shareholders                        (9,531,000)   (7,626,000)
                                                      ------------------------
Net cash used in financing activities                 (2,621,000)   (2,777,000)

Effect of exchange rate changes on cash                    8,000        (1,000)
                                                      -------------------------
Net decrease in cash                                 (28,098,000)  (67,452,000)
Cash, beginning of period                             80,014,000   111,102,000
                                                      -------------------------
Cash, end of period                                   51,916,000    43,650,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
      Interest                                            14,000        12,000
      Income taxes, net                               17,356,000    13,805,000


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

          Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

                                  Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                   2005       2004           2005      2004

    Net  Income,as reported   $10,853,000 $12,158,000 $26,050,000 $26,578,000

    Add:  Stock-based
    compensation related to
    to restricted stock, included
    in reported net income,
    net of related tax effects    288,000        -        512,000       -

    Deduct:  Stock-based
    employee compensation
    expense determined under
    fair value method,net of
    related tax effects        (1,077,000)    (989,000) (5,097,000) (2,397,000)
                              ------------  ----------- ----------- -----------
    Pro   forma net income    $10,064,000   $11,169,000 $21,465,000 $24,181,000
                              ============  =========== =========== ===========
    Earnings per share:

    Basic - as reported      $        .54  $       .60 $      1.31  $     1.33
    Basic - pro forma        $        .50  $       .55 $      1.08  $     1.21

    Diluted - as reported    $        .53  $       .59 $      1.28  $     1.29
    Diluted - pro forma      $        .49  $       .54 $      1.06  $     1.17


            Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


     2.  Stock-Based Compensation (continued)

        On April 7, 2005, the Company accelerated the vesting of 250,000 "out-of-the-money" stock options held by Kenneth D. Cole. These options were originally granted on August 4, 2004 and would have vested ratably in annual installments on the next three anniversaries of the date of grant. The per share exercise price for these options was $32.09, which was above the $30.34 fair market value of the Company's Class A common stock on the date of acceleration. The purpose of the acceleration was to eliminate future compensation expense recognition the Company would otherwise have been required to recognize in the Consolidated Income Statement with respect to these accelerated options once SFAS No. 123R "Share-Based Payment" ("SFAS 123R") becomes effective in January 2006. The estimated future expense recognition that will be eliminated is approximately $2,115,000. This amount differs from the amount previously reported in the Company's Form 8-K, dated April 7, 2005, due to the deferral of SFAS 123R (See Note 9). The acceleration of options did not trigger an expense for accounting purposes, as the stock options had no intrinsic value at the date of acceleration.

        During the nine months ended September 30, 2005, the Company granted approximately 147,000 Class A common shares of restricted stock to selected employees. The shares have vesting periods up to four years. The Company has recorded the total compensation expense as Deferred Compensation in the Condensed Consolidated Statement of Changes in Shareholders' Equity, and recognized $512,000 net of related taxes of $288,000, of compensation expense in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2005, which represents the amortization of the original deferred compensation on a straight-line basis over the vesting period.


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

             Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


                              Three Months Ended          Nine Months Ended
                         September 30, September 30, September 30,September 30,
                             2005        2004            2005      2004
Weighted average
common shares outstanding    19,954,000  20,170,000     19,845,000  20,024,000

Effect  of  dilutive
securities:
    Restricted stock & other     14,000                     19,000
    Stock options               438,000     523,000        439,000     653,000
                            -----------  ----------     ----------  ----------
Weighted average
 common shares outstanding
 and common share
 equivalents                 20,406,000  20,693,000     20,303,000  20,677,000
                            ===========  ===========    ==========  ==========

     Stock options outstanding as of September 30, 2005 and 2004, aggregating 896,000 and 797,000, respectively, have not been included in the diluted per share calculations since their effect would be antidilutive.

     4.  Comprehensive Income

       Comprehensive income is comprised of net income, the effect of foreign currency translation, changes in unrealized gains and losses on forward exchange contracts and available-for-sale securities. Comprehensive income for the three-month periods ended September 30, 2005 and 2004 amounted to $11,311,000 and $12,431,000, respectively. Comprehensive income for the nine-month periods ended September 30, 2005 and 2004 amounted to $26,239,000 and $26,381,000, respectively.

       During the three months ended September 30, 2005, the Company sold certain marketable securities, and realized a pre-tax gain of $1.2 million. The securities had been classified as available-for-sale under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," and as such, $161,000 was reclassified from other comprehensive income, in the Statement of Changes in Shareholders' Equity, to Interest and Other Income in the Statement of Income for the three and nine months ended September 30, 2005.

             Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


     5.   Derivative Instruments and Hedging Activities

       In the normal course of business, the Company routinely enters into forward contracts in anticipation of future purchases of inventory denominated in Euros. These forward contracts are used to hedge against the Company's exposure to changes in Euro exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation. The Company has classified these contracts as cash flow hedges in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedge Activities." The Company had outstanding forward contracts of $11,000,000 at September 30, 2005 with maturity dates through April 2006.

       All terms and conditions of the Company's forward contracts are included in the measurement of the related hedge effectiveness. The critical terms of the forward contracts are the same as the underlying forecasted transactions. As a result, changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during the three-month and nine-month periods ended September 30, 2005. At September 30, 2005, the notional amount of the Company's forward contracts was $11,000,000, and resulted in an unrealized loss of approximately $313,000, net of taxes, which was included in Other Comprehensive Income in the Company's Condensed Consolidated Statement of Changes in Shareholders' Equity and as a decrease to inventory, the underlying exposure on the Balance Sheet. The Company expects to reclassify all of the unrealized loss from Other Comprehensive Income into earnings within the next seven months due to the actual executions of foreign exchange contracts to purchase merchandise and the ultimate sale of that merchandise.

     6.    Segment Information

       The Company has three reportable segments: Wholesale, Consumer Direct and Licensing. The Company's reportable segments are business units that offer different products and services or similar products through different channels of distribution. The Wholesale segment designs, sources and markets a broad range of quality footwear and handbags for wholesale distribution. The Consumer Direct segment markets a broad selection of the Company's branded products, including licensee products for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, catalogs and e-commerce (at website addresses www.kennethcole.com and www.kennethcolereaction.com). The Licensing segment earns royalties on licensee sales to third parties of the Company's branded products and royalties on the purchase and sale to foreign retailers or to consumers in foreign countries. The

             Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

     6.  Segment Information (continued)
     Company maintains control over quality and image and allows licensees to sell primarily to channels of distribution the same as, similar to or otherwise consistent with those of the Company's Wholesale segment. The Company evaluates performance and allocates resources based on profit or loss before income taxes from each segment. The Wholesale segment is evaluated on income from operations before income taxes. The Consumer Direct segment is evaluated on profit or loss from operations before unallocated corporate overhead and income taxes. The Licensing segment is evaluated on royalties earned and pretax segment profit. Intersegment sales between the Wholesale and Consumer Direct segment include a markup, which is eliminated in consolidation. Financial information of the Company's reportable segments is as follows (in thousands):




                    Three   Months Ended            Nine   Months Ended
                      September 30, 2005              September 30, 2005

                      Consumer                          Consumer
            Wholesale  Direct Licensing Total  Wholesale Direct Licensing Total
Revenue from
external
customers     81,510   43,210   11,059  135,779  222,926 131,367 30,719 385,012
Intersegment
revenues      10,347                     10,347   29,093                 29,093
Segment
income (1)    10,432      (96)    9,189  19,525   26,857   1,605 24,824  53,286
Segment
assets                                           267,081  59,792 10,463 337,336


                    Three   Months Ended            Nine   Months Ended
                      September 30, 2004              September 30, 2004

                      Consumer                          Consumer
            Wholesale  Direct Licensing Total  Wholesale Direct Licensing Total
Revenue from
external
customers     88,546   44,383   11,784  144,713  219,803 130,197 30,147 380,147
Intersegment
revenues       7,979                      7,979   23,869                 23,869
Segment
income (1)    12,533    1,661    9,820   24,014   25,001   5,481 25,127  55,609
Segment
assets                                           244,498  53,760  6,902 305,160



        (1) Before elimination of intersegment profit, unallocated corporate overhead and income taxes.

             Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


     6.   Segment Information (continued)

     The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):



                                 Three Months Ended       Nine Months Ended
                        September 30, September 30, September 30, September 30,
                              2005        2004         2005         2004
Revenues
Revenues for external
customers                     $ 135,779  $ 144,713    $ 385,012     $ 380,147
Intersegment revenues            10,347      7,979       29,093        23,869
Elimination of intersegment
   revenues                     (10,347)    (7,979)     (29,093)      (23,869)
                               ---------  ---------   ---------      ---------
  Total  consolidated
         revenues              $ 135,779 $ 144,713    $ 385,012     $ 380,147
                                =========  ========   =========      =========

Income
Total profit for reportable
segments                      $  19,525  $  24,014    $  53,286     $  55,609
Elimination of intersegment
   profit and unallocated
   corporate overhead            (4,955)    (4,404)     (14,972)      (12,740)
                                ---------  ---------    ---------     ---------
   Total  income before
   income taxes               $  14,570  $  19,610    $  38,314     $  42,869
                                =========  =========    =========    =========


Assets
Total assets for reportable
   segments                                          $ 337,336      $ 305,160
Elimination of intersegment
   inventory profit                                    (3,791)        (2,815)
                                                      ---------     ---------
     Total consolidated assets                       $ 333,545      $ 302,345
                                                      =========     =========

Revenues from international customers were approximately 2.6% of the Company's consolidated revenues for the three months ended September 30, 2005 and 2004, respectively, and approximately 2.6% and 2.0% of the Company's consolidated revenues for the nine months ended September 30,2005 and 2004, respectively.

            Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

     7. Related Party

           The Company has an exclusive license agreement with Iconix Brand Group, Inc., formerly Candies, Inc., and its trademark holding company, IP Holdings, LLC ("Candies"), to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women's, men's and children's footwear. The Chief Executive Officer and Chairman of Candies is the brother of the Company's Chief Executive Officer and Chairman. The initial term of the agreement is through December 31, 2007, with options to renew through December 31, 2016 based upon the Company reaching certain sales thresholds. During these periods, the Company is obligated to pay Candies a percentage of net sales based upon the terms of the agreement. The Company recorded approximately $315,000 and $945,000 in royalty and advertising expense to Candies for the three-month and nine-month periods ended September 30, 2005 respectively. The Company recorded approximately $395,000 and $961,000 in royalty and advertising expense to Candies for the three-month and six-month periods ended September 30, 2004 respectively.

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

          In addition, the Company is, from time to time, a party to other litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation that it believes would have a material adverse effect on its business operations and has adequately reserved for all such matters.

             Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

  9.   Income Taxes

       In October 2004, Internal Revenue Code Section 965 was enacted, as part of the American Job Creation Act This is a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate provided that specified conditions and restrictions are satisfied. In addition, FASB Staff Position FAS 109-2 was issued to provide accounting and disclosure guidance relating to the repatriation provision. The Company's Board of Directors approved and adopted a repatriation plan and, as such, the Company has repatriated $7 million of unremitted foreign earnings, which resulted in a tax benefit of approximately $1.5 million during the nine months ended September 30, 2005, as a result of the Company providing for taxes for the foreign earnings at the prior statutory rate. The Company expects additional remittances to be between $4 million and $6 million during the quarter ended December 31, 2005, with a related reduction in income tax expense on the remaining remittances to be between $1.3 million and $2.0 million. The Company borrowed $3 million through its foreign subsidiary to fund a portion of these remittances (see Note 10).

  10.  Note Payable

          In September 2005, one of the Company's foreign subsidiary entered into a promissory note with a financial institution, which provided the foreign subsidiary with $3,000,000. The note is due in September 2006. Interest is payable monthly at an annual rate equal to the greater of the prime rate in effect on such date or the Federal Funds Rate in effect on such date plus .50%. The agreement contains a number of customary covenants and events of default. Upon the occurrence of an event of default, all borrowings and accrued interest shall become immediately due and payable.

          In addition, the Company entered into a Cash Collateral Pledge Agreement, for $3,000,000, with a financial institution, which serves as collateral on the loan to the foreign subsidiary. The collateral will be released to the Company at the time that the promissory note is settled with the financial institution, and is included in Prepaid Expenses and Other Current Assets on the accompanying Consolidated Balance Sheet.

  11.  New Agreements

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

             Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

  11. New agreement (continued)

  The Company has recorded unrealized gains of $614,000, related to the Chaus shares, in other comprehensive income in the accompanying Statement of Changes in Shareholders' Equity.

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

  12.  Severance

             In   April  2004,  the  Company  entered  into  a  shutdown
  agreement with a local affiliate of the International Leather Goods, Plastics, Handbags and Novelty Workers Union, Local I Division of Local 342-50 United Food and Commercial Workers Union in conjunction with the closing of the Company's east coast distribution center. In connection with this transition, the Company incurred approximately $1.1 million in aggregate costs, including severance from the aforementioned agreement and the write-off of unamortized leasehold improvements and moving costs, during the nine months ended September 30, 2004. These costs were expensed as incurred in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activity" within Selling, General and Administrative Expenses in the Condensed Consolidated Statement of Income.

   13. Reclassifications

      Certain amounts in the Company's previous financial statements have been reclassified to conform to the 2005 presentation.

   14. New Accounting Pronouncements

             In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, which requires the Company to measure compensation cost for all share-based payments at fair value for interim and annual periods. In April 2005, the Securities and Exchange Commission deferred implementation of SFAS 123R for certain registrants to no later than the beginning of the

             Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


  14. New Accounting Pronouncements (continued)

  first fiscal year beginning after September 15, 2005. The Company is currently evaluating the requirements and impact of SFAS 123R on the Company's consolidated financial statements, and will adopt the provisions of SFAS 123R on January 1, 2006.

              In October 2004, Internal Revenue Code Section 965 was enacted as part of the American Job Creation Act (see Note 9).

   15. Subsequent Events

          On October 11, 2005, the Company entered into an agreement with a senior executive of the Company relating to termination of employment. The Company expects to expense approximately $900,000 of severance and other benefits related to such agreement, substantially in the quarter ending December 31, 2005.

                  On October 27, 2005 the Company's Board of Directors declared a quarterly cash dividend of $0.18 per share payable on December 15, 2005, which will be paid to shareholders of record at the close of business on November 23, 2005.

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

	The Company recorded net revenues of $135.8 million for the three months ended September 30, 2005; a 6.2% decrease over the comparable period in the prior year, and diluted earnings per share decreased 10.2% to $0.53 from $0.59 over the third quarter of 2004. The Company also recorded net revenues of $385.0 million for the nine months ended September 30, 2005, a 1.3% increase over the comparable period in the prior year and diluted earnings per share decreased 0.8% to $1.28 from $1.29 in the prior comparable year. The Company's balance sheet reflected $108.0 million in cash and marketable securities, and had $3 million in short-term borrowings as of September 30,
2005.   The  Company's  strategic plan to elevate and reposition  its  brands continues. The Company believes that the repositioning of its brands will take the Company to its next stage of development, which will place the Company in the best position to benefit from the consolidation in the retail marketplace, and to enable the Company's brands to reach their potential. As such, the Company continues to focus on designing and delivering high quality, fashionable products, creating efficient and compelling retail environments, and maintaining close partnerships with its licensees to ensure brand quality and distribution integrity.

Results of Operations

     The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenues for the three and nine months ended September 30, 2005 and September 30, 2004.

                        Three Months Ended            Six Months Ended
                             September,                  September 30,
                          2005            2004          2005        2004

Net sales       $ 124,720  91.9% $132,929  91.9% $354,293  92.0% $350,000 92.1%
Royalty revenue    11,059   8.1    11,784   8.1    30,719   8.0    30,147  7.9
Net revenues      135,779 100.0   144,713 100.0   385,012 100.0   380,147 100.0
Gross Profit (1)   60,533  44.6    63,624  44.0   172,068  44.7   167,466  44.1
Selling, general
 & administrative
 expenses (2)      47,915  35.3   44,344   30.6   137,058  35.6   125,518 33.0
Operating Income   12,618   9.3   19,280   13.4    35,010   9.1    41,948 11.1
Interest
 income,net         1,952   1.4      330    0.2     3,304   0.9       921  0.2
Income before
 income taxes      14,570  10.7   19,610   13.6    38,314  10.0    42,869 11.3
Income
 Tax expense        3,717   2.7    7,452    5.2    12,264   3.2    16,291  4.3
Net income         10,853   8.0   12,158    8.4    26,050   6.8    26,578  7.0


(1) Gross Profit may not be comparable to other entities, since some entities include the costs related to their distribution network in cost of goods sold and others entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.
(2) Included in SG&A for the nine months ended September 30, 2004 were $1.1 million in severance and other costs in connection with the closing of the Company's east coast distribution facility and transfer of the operation to a third-party service provider.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

REVENUES: Consolidated net revenues decreased $8.9 million, or 6.2%, to $135.8 million for the three months ended September 30, 2005 from $144.7 million for the three months ended September 30, 2004. The decrease in revenues occurred in all of the Company's segments: Wholesale, Consumer Direct and Licensing as further described below in the sections entitled "Net Sales" and "Licensing Revenue."

NET SALES: Wholesale net sales (excluding sales to the Company's Consumer Direct business segment) decreased $7.0 million, or 7.9%, to $81.5 million, for the three months ended September 30, 2005 from $88.5 million for the three months ended September 30, 2004. This decrease is primarily attributable to a decrease in sales of the Company's Kenneth Cole New York products, production delays in Reaction men's footwear, and a 23.3% decrease in Unlisted branded footwear, offset by an increase in sales of 17.9% from the remaining Reaction product lines.

Net sales in the Company's Consumer Direct segment decreased $1.2 million, or 2.6%, to $43.2 million for the three months ended September 30, 2005 from $44.4 million for the three months ended September 30, 2004. The decrease in net sales is due primarily to a decrease in comparable store sales of $3.1 million or 7.6%, offset by an increase of $1.7 million, or 59.1%, related to new stores opened in 2005 and that portion of 2005 sales for stores not open for all of 2004, and an increase in the Company's Gift Program sales.

LICENSING REVENUE: Royalty revenue decreased 6.2% to $11.1 million for the three months ended September 30, 2005 from $11.8 million for the three months ended September 30, 2004. The decline in licensing revenues was primarily driven by a decrease in minimum royalty revenues from the Company's women's sportswear licensee, offset by incremental sales from the Companys's belts licensee and incremental minimum royalities from its existing licensees.

GROSS PROFIT: Consolidated gross profit, as a percentage of net revenues, increased to 44.6% for the three months ended September 30, 2005 from 44.0% for the three months ended September 30, 2004. This increase was primarily a result of an increase in the percentage of net revenues and higher margins contributed by the Consumer Direct segment. Consumer Direct margins increased from improved initial mark-ups on sell-thrus and the mix of products. The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had increased revenues as a percentage of net revenues of 31.8% for the three months ended
September 30, 2005  compared to 30.7% for the three months ended
September 30, 2004, while the Wholesale segment revenues as a percentage of net revenues decreased to 60.0% for the three months ended
September 30, 2005 from 61.2% for the three months ended September 30, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including warehousing and receiving expenses, increased 8.1% to $47.9 million (or 35.3% of net revenues) for the three months ended September 30, 2005 from $44.3 million (or 30.6% of net revenues) for the three months ended September 30, 2004. Expenses, as a percentage of net revenues, increased primarily due to investments in people and systems, the Company's loss of leverage on its comparable stores' sales base, and wholesale operating divisions.

INTEREST AND OTHER INCOME: Interest and other income increased to $2.0 million for the three months ended September 30, 2005 from $0.3 million for the three months ended September 30, 2004. The increase was primarily due to a $1.2 million gain on the sale of marketable securities during the three months ended September 30, 2005, and an average higher rate of return on investments.

INCOME TAXES: The Company's effective tax rate decreased to 25.5% for the three months ended September 30, 2005 from 38.0% for the three months ended September 30, 2004 as a result of a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate. The Company repatriated prior years' foreign earnings, which resulted in approximately $1.5 million in tax savings for the three months ended September 30, 2005.

NET INCOME: As a result of the foregoing, net income decreased 10.7% for the three months ended September 30, 2005 to $10.9 million (8.0% of net revenues) from $12.2 million (8.4% of net revenues) for the three months ended September 30, 2004.

Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004

REVENUES: Consolidated net revenues increased 1.3% to $385.0 million for the nine months ended September 30, 2005 from $380.1 million for the nine months ended September 30, 2004. This increase is attributable primarily to the factors described below in the sections entitled "Net Sales" and "Licensing Revenue."

NET SALES: Wholesale net sales (excluding sales to the Company's Consumer Direct business segment) increased $3.1 million or 1.4% for the nine months ended September 30, 2005 to $222.9 million from $219.8 million for the nine months ended September 30, 2004. This increase is primarily attributable to an increase in sales from the Company's handbag businesses of 17.5%, Reaction women's footwear and the introduction of the women's Tribeca branded footwear. This was offset by a decrease in Kenneth Cole New York branded
footwear of   11.2% and Unlisted branded footwear of 12.7%.

Net sales in the Company's Consumer Direct segment increased $1.2 million or 0.9% to $131.4 million for the nine months ended September 30, 2005 compared to $130.2 million for the nine months ended September 30, 2004. The increase in net sales is due primarily to an increase of $5.8 million, or 92.1%, related to new stores opened in 2005 and that portion of 2005 sales for stores not open for all of 2004, as well as a $2.3 million, or 79.9%, increase in the Company's Internet sales and Gift Program, offset by a decrease in comparable store sales of $7.0 million or 5.8%.

LICENSING REVENUE: Royalty revenue increased 1.9% to $30.7 million for the nine months ended September 30, 2005 from $30.1 million for the nine months ended September 30, 2004. This increase is attributable primarily to the incremental minimum royalties from the Company's existing licensees, most significantly fragrance and watches, offset by a reduction in minimum royalties from the transition of the women's sportswear licensee.

GROSS PROFIT: Consolidated gross profit, as a percentage of net revenues, increased to 44.7% for the nine months ended September 30, 2005 from 44.1% for the nine months ended September 30, 2004. The increase in gross margin was primarily a result of an increase in both Consumer Direct margin and Wholesale margin. The increase in Consumer Direct margin resulted from improved product mix and better sell-thrus with higher initial mark-ups, while the Wholesale segment improved sell-thrus early in the year from changes in sourcing. Overall, the Company's mix of revenues from its Wholesale, Consumer Direct, and Licensing segments remained relatively flat. Revenues from the Consumer Direct segments as a percentage of net revenue decreased to 34.1% for the nine months ended September 30, 2005 from 34.2% for the nine months ended September 30, 2004, while the revenues from the Wholesale segment as a percentage of net revenues increased to 57.9% for the nine months ended September 30, 2005, from 57.8% for the nine months ended September 30, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including warehousing and receiving expenses, increased 9.2% to $137.1 million (or 35.6% of net revenues) for the nine months ended September 30, 2005 from $125.5 million (or 33.0% of net revenues) for the nine months ended September 30, 2004. Expenses, as a percentage of net revenues, increased primarily due to investments in people and systems, the Company's loss of leverage on its comparable stores' sales base, and increases in fixed costs from new and expanding retail stores. Included within Selling, General, and Administrative expenses for the nine months ended September 30, 2004 was a one-time cost of $1.1 million associated with the closing and transition of the Company's east cost distribution center to a third-party service provider.

INTEREST AND OTHER INCOME: Interest and other income increased to $3.3 million for the nine months ended September 30, 2005 from approximately $0.9 million for the nine months ended September 30, 2004. The increase was primarily due to a $1.2 million gain on the sale of marketable securities during the nine months ended September 30, 2005 and an average higher rate of return on investments.

INCOME TAXES: The Company's effective tax rate decreased to 32.0% for the nine months ended September 30, 2005 from 38.0% for the nine months ended September 30, 2004 as a result of a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax. The Company repatriated prior years' foreign earnings, which resulted in approximately $1.5 million in tax savings for the nine months ended September 30, 2005.

NET INCOME: As a result of the foregoing, net income decreased 2.0% for the nine months ended September 30, 2005 to $26.1 million (6.8% of net revenues) from $26.6 million (7.0% of net revenues) for the nine months ended September 30, 2004.

New Accounting and Tax Developments

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R ("SFAS 123R"), Share-Based Payment. SFAS 123R requires the Company to measure compensation cost for all share-based payments at fair value for interim and annual periods. In April 2005, the Securities and Exchange Commission deferred implementation of SFAS 123R for certain registrants to no later than the beginning of the first fiscal year beginning after September 15, 2005. The Company is currently evaluating the requirements and impact of SFAS 123R on the Company's consolidated financial statements, and will adopt the provisions of SFAS 123R on January 1, 2006.

  In  October 2004, Internal Revenue Code Section 965 was enacted as  part of the American Job Creation Act. This is a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate provided that specified conditions and restrictions are satisfied. In addition, FASB Staff Position FAS 109-2 was issued to provide accounting and disclosure evidence relating to the repatriation provision. The Company's Board of Directors approved and adopted the repatriation plan and, as such, the Company has repatriated $7 million of unremitted foreign earnings, which resulted in a tax benefit of approximately $1.5 million during the nine months ended September 30, 2005, as a result of the Company providing for taxes for the foreign earnings at the prior staturory rate. The Company expects additional remittances to be between $4 million and $6 million during the quarter ended December 31, 2005, with a related reduction in income tax expense on the remaining remittances to be between $1.3 million and $2.0 million. The Company borrowed $3 million through its foreign subsidiary to fund a portion of these remittances, which is due by September 2006.

Liquidity and Capital Resources

     The Company uses cash from operations as the primary source of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances. At September 30, 2005 and December 31, 2004 working capital was $183.8 million and $173.0 million, respectively.

     Cash provided by operating activities was $4.8 million for the nine months ended September 30, 2005, compared to $0.1 million used in operating activities for the nine months ended September 30, 2004. The increase in cash flows provided by operations is primarily attributable to a decrease in receivables and the timing of payables, offset by the benefit for deferred taxes from the dividend repatriation resulting from the American Job Creations Act.

     Net cash used in investing activities decreased to $30.3 million for the nine months ended September 30, 2005 from $64.5 million for the nine months ended September 30, 2004. Investing activities for the nine months ended September 30, 2005 and 2004 were primarily for capital expenditures and marketable securities and other investments. Capital expenditures for new retail store openings and expansions were approximately $5.2 million and $4.5 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. The remaining expenditures were used primarily for information technology and office build-out and renovations. Also, $37.5 million was used to purchase marketable securities, of which, $6 million was used to purchase 6 million shares of Bernard Chaus, Inc., simultaneously with the Company's licensing agreement with Bernard Chaus, Inc., during the nine months ended September 30, 2005. The Company purchased $58.0 million of marketable securities during the nine months ended September 30, 2004. In addition, the Company received $16.8 million in proceeds related to the sale of certain marketable securities.

     Net cash used in financing activities was $2.6 million for the nine months ended September 30, 2005 compared to $2.8 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company declared and paid quarterly cash dividends of approximately $9.5 million to common stock shareholders compared to $7.6 million of dividends declared and paid during the nine months ended September 30, 2004. This was primarily offset by proceeds from the exercise of stock options of $3.7 million during the nine months ended September 30, 2005 compared to $4.7 million of proceeds from exercises during the nine months ended September 30, 2004. In addition, the Company entered into a short-term loan agreement related to the Company's repatriation plan and received $3.0 million in proceeds (See New Accounting and Tax Developments.)

       The Company's material obligations under contractual agreements, primarily commitments for future payments under operating lease agreements as of September 30, 2005, are summarized as follows:

                               Payments Due by Period
                      Total      1 year or    2-3 years   4-5 years   After 5
                                   less                                years
Operating Leases
     and Other
   Obligations   $221,726,000 $ 28,373,000 $81,869,000 $23,906,000 $87,578,000
   Short-term
   Borrowings       3,000,000    3,000,000
   Purchase
   Obligations     75,110,000   75,110,000
                ---------------------------------------------------------------
   Total
   Contractual
   Obligations   $299,836,000 $106,483,000 $81,869,000 $23,906,000 $87,578,000
                ==============================================================



     The Company utilizes forward contracts to hedge its cost on future purchases of inventory in Euros. These forward contracts are used to hedge against the Company's exposure to changes in the Euro exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation. At September 30, 2005, the Company had forward contracts totaling $11.0 million in notional value with an unrealized loss of $313,000, net of taxes.

     In September 2005, in connection with the Company's repatriation plan, the Company's foreign subsidiary entered into a promissory note with a financial institution, which provided the foreign subsidiary with $3,000,000. The note is due in September 2006. Interest is payable monthly at an annual rate equal to the greater of the prime rate in effect on such date or the Federal Funds Rate in effect on such date plus .50%. The agreement contains a number of customary covenants and events of default. Upon the occurrence of an event of default, all borrowings and accrued interest shall become immediately due and payable. In addition, the Company entered into a Cash Collateral Pledge Agreement, for $3,000,000 with a financial institution, which serves as collateral on the loan to the foreign subsidiary. The collateral will be released to the Company at the time that the promissory note  is  settled with the financial institution, and is included in  Prepaid
Expenses  and  Other Current Assets on the accompanying Consolidated  Balance
Sheet.

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

     The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25 million to finance working capital requirements. The Company has no outstanding advances under this line of credit; however, amounts available under the line of credit were reduced by $6.7 million in standby letters of credit and $0.2 million in open letters of credit to $18.1 million at September 30, 2005.

     The Company believes that it will be able to satisfy its cash requirements for the next year, including requirements for its retail expansion and renovations, office build-out of its corporate headquarters, the purchase of the New York City corporate headquarters, dividend payments, short-term borrowings, and enhancements to its information systems, primarily with cash flow from operations and current cash levels.

           The foregoing commentary should be considered to fall within the coverage of the "Safe Harbor Statement" under the Private Securities Litigation reform Act of 1995 included in this report.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not believe it has a material exposure to market risk. The Company is primarily exposed to currency exchange rate risks with respect to its inventory transactions denominated in Euros. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing forward contracts to hedge its cost on future purchases. The Company does not enter into foreign currency transactions for speculative purposes. At September 30, 2005, the Company had forward contracts totaling $11.0 million in notional value with an unrealized loss of $313,000 net of taxes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels, a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's year-to-date earnings.


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

      In addition, the Company is, from time to time, a party to other litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation that it believes would have a material adverse effect on its business operations, and has adequately reserved for all such matters.

Item 1A.  Risk Factors.  None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.  None

Item 3.   Defaults Upon Senior Securities. None

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information. None

Item 6.   Exhibits.

10.22 Termination Agreement between Susan Hudson and Kenneth Cole Productions, Inc. dated October 11, 2005.

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


                                   Kenneth Cole Productions, Inc.
                                   Registrant



November 4, 2005                   /s/ DAVID P. EDELMAN
                                   David P. Edelman
                                   Chief Financial Officer

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



Date:  November 4, 2005

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




                                   By:  /s/ DAVID P. EDELMAN
                                   -------------------------
                                   David P. Edelman
                                   Chief Financial Officer



Date:  November 4, 2005

                                                                 Exhibit 32.1
                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth D. Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:
       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ KENNETH D. COLE
Kenneth D. Cole
Chairman and Chief Executive Officer
Kenneth Cole Productions, Inc.
November 4, 2005

                                                                 Exhibit 32.2
                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David P. Edelman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of  the Sarbanes-Oxley Act of 2002, that:
       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DAVID P. EDELMAN
David P. Edelman
Chief Financial Officer
Kenneth Cole Productions, Inc.
November 4, 2005

                                                          Exhibit 10.22


October 5, 2005

Dear Susan,

It is hereby agreed by and between you and Kenneth Cole Productions, Inc. (together with its subsidiaries, divisions and affiliates, the "Company"):

1. Your maternity leave will continue through January 15, 2006 at which point your employment with the Company will end. From today forward, you will accrue no benefits except as otherwise provided for in this letter agreement (the "Agreement"). From now through January 15, 2006, you agree to make yourself reasonably available to effectuate a smooth transition of your prior duties.

2. In return for your promises herein, the Company agrees to provide, and you agree to accept, the following payments and benefits as a full and final severance settlement:

     a. A lump sum payment of $200,000 upon expiration of the revocation period provided in Paragraph 17 below;
     b. Base salary continuation through January 15, 2006 at the rate of $17,307.69 bi-weekly;

     c. Base salary continuation from January 16, 2006 through January 15, 2007 at the rate of $9,615.38 bi-weekly;

     d. You will receive a bonus of $56,000.00 for the 2005 fiscal year payable at such time as executives with similar titles receive their bonuses, expected to be on or about March 1, 2006;

     e. Continued group medical, dental and life insurance until the termination of severance payments under Subparagraph 2(c) or until you become eligible for coverage as the result of accepting a position with a new employer, whichever shall first occur or as otherwise required by COBRA or other law;

     f. You will continue to vest during the period of salary continuation pursuant to Paragraphs 2(b) and (c) in the Variable Life Insurance Policy underlying the Supplemental Employee Retirement Plan established by the Company on your behalf, it being understood that the Company will contribute $85,000.00 to such policy on your behalf for the 2005 fiscal year; and

     g. Reimbursement for business expenses incurred by you in connection with Company business prior to this date, all in accordance with the Company's policies and practices. All requests for reimbursement Must be submitted for approval as soon as reasonably possible, preferably within 30 days of incurring the underlying expense.

3. Your stock options and restricted stock will continue to vest during the period of salary continuation pursuant to Paragraph 2(a) until the earlier of January 15, 2007 or the date on which you commence alternate employment or self-employment. Stock options may only be exercised during that period, and all options which have not vested and been exercised at the conclusion of such continuation period will expire automatically.

4. All payments mentioned in Paragraph 2 above, and the exercise of stock options and sale of stock in Paragraph 3 above, shall be subject to any applicable withholding required by law and to the provisions herein.

5. The consideration described in Paragraphs 2 and 3 above shall constitute full and complete satisfaction of any and all amounts properly due and owing to you as a result of your employment by the Company and/or the termination of that employment.

6. In further consideration for the foregoing, you hereby release and discharge the Company and each and every parent, subsidiary, or affiliated or related corporation of the Company, and each of their directors, officers, agents, servants, and employees, past and present, and each of them(hereinafter collectively referred to as "Releasees") from any and all claims, demand, liens, agreements, contracts, covenants, actions, suits, causes of action, obligations, debts, expenses, damages, judgments, orders and liabilities of whatever kind or nature in law, equity or otherwise, whether now known or unknown, suspected or unsuspected, and whether or not concealed or hidden, which you now own or hold or have at any time heretofore owned or held as against these Releasees, inclusive of, and without limiting the generality of the foregoing, any and all claims, demands, agreements, obligations and causes of action, known or unknown, suspected or unsuspected by you arising out of or in any way connected with any transaction occurrences, acts or omissions occurring prior to the date hereof regarding your employment relationship with the Releasees, or any of them. Notwithstanding the foregoing, in no event shall you be deemed by this Paragraph 6 to have released any rights or claims you may have for payments or benefits under this Agreement, other vested benefits (e.g. in your 401(k)account), or rights to indemnification or contribution or to the protection of liability insurance policies of the Company.

7. You further agree that you shall, upon reasonable notice, and upon reimbursement for reasonable expenses, fully cooperate with the Releasees, or any of them (including testifying and appearing for depositions and trial preparation) regarding any dispute, claim, litigation, or investigation, inquiry, or proceeding by any governmental agency, concerning any matter with which you were involved while working for the Releasees or any of them.

8. You further agree that you will not initiate or maintain any suit or action before any federal, state or local judicial or administrative forum with respect to any matter arising out of or connected with your employment by the Company or the termination of that employment.
     This provision specifically applies, without limitation, to actions initiated before a federal or state administrative agency alleging employment discrimination on the basis of sex, race, age, religion, nationality, sexual orientation, disability, or any other basis protected by law. You agree that a breach of this covenant not to sue will leave you liable for all resulting damages, including legal expenses.

9. As a result of your employment, you have had disclosed to you certain information of a secret or confidential nature not in the public domain including, but not limited to, the Releasees' design, costing, sourcing, manufacturing, merchandising, marketing, sales and sales promotion activities, and export, licensing and distribution arrangements (whether actual or anticipated) as well as sensitive financial and personnel information. You represent and warrant that you have returned and will return all such information, as well as any Company property in your possession, to the Releasees, and will not retain any copies thereof. You agree that you will not use or disclose to third parties or otherwise disseminate any such secret, confidential or proprietary information of
     the Releasees.   You further agree that you will not make any statements
     or comments of a defamatory or disparaging nature to third parties regarding any Releasee or any of its or their respective officers, directors, personnel or products. The Company agrees that it will cause its officers and directors to refrain from making any statements or comments of a defamatory or disparaging nature to third parties regarding you. In the event that either party wishes to make a public announcement regarding your departure, that announcement will be subject to the prior approval of both parties, such approval not to be unreasonably withheld.

10. You further agree to refrain from soliciting any employee of the Releasees to terminate his/her employment or from hiring (directly or indirectly) any employee of the Releasees, or any of them, for a period of 24 months from January 15, 2006. Any failure to comply with the provisions of this Paragraph shall relieve the Company of any of its obligations pursuant to this Agreement, in addition to any other remedies it may have at law or equity.

11. You further agree that from now until July 15, 2006 (the "Non-Competitive Period"), you shall not, directly or indirectly, as owner, partner, joint venture, stockholder, employee, broker, agent, principal, trustee, corporate officer, director, licensor, or in any capacity whatsoever engage in, become financially interested in, be employed by, render any consultation or business advice with respect to, or have any connection with, any business which is competitive with, products or services of the Company, in any geographic area where, at the time of the termination of your employment hereunder, the business of the Company or its affiliates was being conducted or was proposed to be conducted in any manner whatsoever; provided, however, that you may own any securities of any corporation which is engaged in such business and is publicly owned and traded but in an amount not to exceed at any one time one percent (1%) of any class of stock or securities of such
     corporation.   In addition, you shall not, directly or indirectly,
     during the Non-Competitive Period, request or cause any supplier or customer with whom the Company or its affiliates has a business relationship to cancel or terminate any such business relationship with the Company or its affiliates.

12. You acknowledge that the Company and its affiliates conduct business throughout North, Central and South America, the Pacific Rim and Europe, that its sales and marketing prospects are for continued expansion, and that, therefore, the territorial and time limitations set forth in this Agreement are reasonable and properly required for the adequate protection of the business of the Company and its affiliates. In the event any such territorial or time limitation is deemed to be unreasonable by a court of competent jurisdiction, you agree to the reduction of the territorial or time limitation to the area or period which such court shall deem reasonable.

13. In addition to other remedies that may be available to the Company, you agree that should you engage in any competitive activity described in this Paragraph at any time before July 15, 2006, the Company's obligations to make payments as described in Paragraph 2 above shall cease.

14. You further agree that you shall not disclose this Agreement or its terms to any other person, except to your attorneys, your immediate family or as may be required by law.

15. You hereby acknowledge that no promise or inducement has been offered to you, except as expressly stated herein, and that you are relying on none. This Agreement constitutes the full and complete understanding and agreement of the parties, supercedes all prior representations, understandings and agreements relating to the subject matter hereof and cannot be amended, changed, or modified in any respect without the written consent of the parties hereto.

16. You acknowledge that you have carefully read and fully understand all of the provisions of this Agreement and that you are entering into this Agreement voluntarily.

17. You acknowledge that you have been encouraged to consult with an attorney regarding the provisions of this Agreement.

18. You acknowledge that you have forty-five (45) days within which to consider this Agreement and seven (7) days following your execution of this Agreement to revoke the Agreement and that the Agreement does not become effective or enforceable until this revocation period has expired. Any revocation shall be in writing and directed by overnight delivery to: Kenneth Cole Productions, Inc., Michael F. Colosi, 603 West 50th Street, New York, New York 10019.

19. The invalidity or unenforceability of any particular provision or provisions of this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed in all respects as if such invalid or unenforceable provisions had been omitted.

20. Should any disagreement, claim or controversy arise between you and the Company with respect to this Agreement, the same may be enforced at the option of either party by arbitration in New York, New York before a single arbitrator in accordance with the Commercial Arbitration Rules of the American Arbitration Association. The award of the arbitrator with respect to such disagreement, claim or controversy shall be enforceable in any court of competent jurisdiction and shall be binding on the parties hereto. This provision notwithstanding, the provisions of Paragraphs 7, 8, 9, 10, 11 or 13 may be enforced by judicial action for equitable relief. You consent to the personal jurisdiciton of the Courts of the State of New York (including the United States District Court for the Southern District of New York) in any proceedings for equitable relief. You further agree not to interpose any objection or defense based on lack of personal jurisdiction or improper venue in any such proceeding or interpose any defense that the Company has an adequate remedy at law or that the injury suffered by the Company is not irreparable.

21. This letter agreement shall be binding upon and shall inure to the benefit of the successors, heirs and assigns of the parties.

22. This letter agreement shall be governed by and construed in accordance with the laws of the State of New York, without regard to its provisions as to choice of laws, except insofar as the Federal Arbitration Act applies.

Please  sign both copies of this letter agreement and return them to  me.   A
fully executed original will be returned to you.


Very truly yours,

KENNETH COLE PRODUCTIONS, INC.


/s/Linda Nash Merker
Linda Nash Merker
Senior Vice President,
Human Resources


Agreed to and accepted this

The 11th day of October 2005


/s/Susan Q. Hudson
Susan Q. Hudson