Form 10-K
period 2005-12-31
COLE KENNETH PRODUCTIONS INC
filed 2006-03-14
CIK 921691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ( ) No (X)

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ( ) No (X)

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

    Indicate by check mark whether the registrant is a large
accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ( )   Accelerated filer (X)  Non-accelerated filer ( )

    Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

     The aggregate market value of voting stock held by
nonaffiliates of the registrant as of the close of business on June 30, 2005:
$350,421,158

     Number of shares of Class A Common Stock, $.01 par value, outstanding as of the close of business on March 1, 2006: 12,119,108

      Number of shares of Class B Common Stock, $.01 par value,
outstanding as of the close of business on
March 1, 2006:  8,010,497

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of Form 10-K is incorporated herein by reference to the Registrant's definitive proxy statement to be mailed to the shareholders of the Registrant by May 1, 2006.

                       Kenneth Cole Productions, Inc.
                          TABLE OF CONTENTS
											        Page
                              PART I
        Item 1    Business                                                 2

        Item 1A   Risk Factors                                             17

        Item 1B   Unresolved Staff Comments                                21

        Item 2    Properties                                               21

        Item 3    Legal Proceedings                                        22


        Item 4    Submission of Matters to a Vote of Security Holders      22

                               PART II

        Item 5    Market for Registrant's Common Equity, Related Stockholder
		      Matters and Issuer of Purchases of Equity Security       23

        Item 6    Selected Financial Data	                                 25


        Item 7    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      26

        Item 7A   Quantitative and Qualitative Disclosures About           34
                  Market Risk


        Item 8    Financial Statements and Supplementary Data              34

        Item 9    Changes in and Disagreements With Accountants on         34
                  Accounting and Financial Disclosure

        Item 9A   Controls and Procedures                                  35

	  Item 9B   Other Information                                        35

                              PART 	III

        Item 10   Directors and Executive Officers of the Registrant       35

        Item 11   Executive Compensation                                   35

        Item 12   Security Ownership of Certain Beneficial Owners and      36
                  Management and Related Shareholder Matters

        Item 13   Certain Relationships and Related Transactions           36

        Item 14   Principal Accountant Fees and Services                   36

                              PART IV

        Item 15   Exhibits and Financial Statement Schedules               36

Item 1.      Business

Important Factors Relating to Forward- Looking Statements

	The Private Securities Litigation Reform Act of 1995 (the "Reform Act") and Section 21E of the Securities Exchange Act of
1934 provides a safe harbor for forward-looking statements made by or on behalf of Kenneth Cole Productions, Inc. (the "Company").
The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's shareholders. Forward-looking statements generally refer to future plans and performance and are identified by the words "believe," "expect," "anticipate," "plan," "intend," "will," "estimate,"
"project" or similar expressions. All statements that express expectations and projections with respect to future matters, including, but not limited to, the launching or prospective development of new business initiatives, future licensee sales growth, gross margins, store expansion and openings, changes in distribution centers, implementation of management information systems, are forward-looking statements within the meaning of the Reform Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance and are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

	There can be no assurance that management's expectations will necessarily come to pass. A number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include, but are not limited to, changes in domestic economic conditions or in political, economic or other conditions affecting foreign operations and sourcing, demand and competition for the Company's products, risks associated with uncertainty relating to the Company's ability to implement its growth strategies or its ability to successfully integrate acquired business, risks arising out of litigation or trademark conflicts, changes in customer or consumer preferences on fashion trends, delays in anticipated store openings and changes in the Company's relationship with its suppliers and other resources. This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, readers of this Annual Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General

	Kenneth Cole Productions, Inc., incorporated in September 1982, designs, sources and markets a broad range of fashion footwear and handbags and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth
Cole Reaction, Unlisted, and Tribeca brand names. In addition, the Company, through a license agreement, has the rights to use the Bongo trademark for footwear. The Company's products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole. These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends. The combination of basic products and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

	The Company markets its products to more than 6,000 department and specialty store locations, as well as through its Consumer Direct business, which includes an expanding base of retail and outlet stores, consumer catalogs and websites, including online e-commerce. The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men's, women's and children's footwear, handbags, apparel and accessories), prices
(from ''better'' to ''moderate'') and styling. The Company believes the diversity of its product mix provides balance to its overall product sales and business planning and increases sales opportunities to wholesale customers who do not carry the Company's full range of products.

	The popularity of the Kenneth Cole brand names among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements. The Company offers through these agreements a lifestyle collection of men's product categories, including tailored clothing, dress shirts, dress pants, sportswear, neckwear, briefcases, portfolios, jewelry, fragrance, belts, leather and fabric outerwear, sunglasses, prescription eyewear, watches, fragrance, swimwear, luggage, hosiery and small leather goods. Women's product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, prescription eyewear, watches, jewelry, fragrance, swimwear, and luggage. In addition, the Company licenses its home collection and boys' and girls' apparel under the Kenneth Cole Reaction brand, which further broadens the Kenneth Cole lifestyle collection.

Business Growth Strategies

	The Company's strategy is to continue to build upon the strength of its lifestyle brand franchise, which is comprised of well-differentiated and distinct brands: Kenneth Cole New York, Kenneth
Cole Reaction, Unlisted, and Tribeca. During 2005, the Company discussed its brand elevation strategy to further enhance the strength of its lifestyle brand franchise. The Company began elevating Kenneth Cole New York in quality, price and value, and repositioning Kenneth Cole Reaction to introduce higher quality levels through its product categories and deliver it as a full contemporary lifestyle brand to the department store consumer. The Company views its lifestyle brands as a vital and significant strategic asset and the foundation for a sustainable competitive advantage. The Company believes that further segmentation and development of the brands afford growth potential within each of the Company's business segments.

	Wholesale. By strengthening and streamlining its distribution channels, the Company continues to reinforce the segmentation of its brands at wholesale, promoting even greater growth capability for each of its brands in the future. This approach will facilitate the broadening of product offerings, attract new customers and further enable the Company to address a wider variety of customers' needs, both domestically and internationally. Building on its distribution channels, the repositioning of its brands through elevation of its products, and the addition of the Bongo brand to its footwear business has given the Company the ability to reach other distribution tiers and new customers. By combining retail and wholesale merchandising functions, the Company is in a better position to respond quickly to market changes, thereby enabling each wholesale division to deliver appropriate fashions in a more timely and effective manner. This approach has been effective in maintaining the strength of the Kenneth Cole lifestyle brand franchise. The Company believes its strategic initiative to reposition the Kenneth Cole New York brand as an accessible luxury brand, and the repositioning of Kenneth Cole Reaction, will take the Company to its next stage of development, which will place the Company in the best position to benefit from the consolidation in the retail environment, and to enable the Company's brands to reach their potential.

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

	The Company continues to pursue opportunities to expand its retail store operations. As of December 31, 2005, the Company operated 92 specialty retail and outlet stores as compared with 87 stores as of December 31, 2004. The Company plans to open or expand approximately 5 to 10 stores in 2006, expanding square footage by approximately 5% to 10%. This anticipated expansion includes outlet stores, which provide opportunities for the Company to sell excess and out-of-season merchandise, as well as unique "made for outlet products." To accommodate the Company's diversity of product offerings, the Company continues to open stores on an opportunistic basis and expand smaller current locations where retail space is available. The Company believes that its retail stores will generate increased sales and profitability as the stores allow for a true cross-section of both Company and licensee products, enabling the Company to present the broad lifestyle offering that consumers want to see. In 2005, the Company implemented a "Jewel Box" retail store model, approximately 2000 square feet in size, to focus on its core footwear and handbags categories, coupled with select key, high fashion, high demand accessory products. As it expands its retail business, the Company expects to realize leverage in several selling and administrative expense areas.

	The Company believes the Kenneth Cole model provides significant growth potential. The brand enjoys strong consumer support as evidenced by expansion of the Company's licensee product categories within the brand, a growing retail presence and improving wholesale operations. The Company continues to analyze the Kenneth Cole Reaction brand model for further growth potential in outlet stores, as well as within its licensing and wholesale product categories as the brand is repositioned throughout all of its distribution channels.

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

     In addition to seasonal image campaigns via traditional advertising media, the Internet has enabled the Company and its customers to communicate directly with each other. The Company's use of its websites to capture and process this relevant market data on its consumer base provides a greater understanding of its customers and market trends. The Company believes this dynamic relationship is invaluable for building customer loyalty. Further, the Company's Internet presence through multiple websites has enabled the creation of a substantial e-mail database by which the Company's marketing and customer service departments regularly interact with its existing and new consumers online.

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

      The Company chooses its licensing partners with care, considering many factors, including the strength of their sourcing and distribution abilities, thereby attempting to maintain the same value and style that Kenneth Cole customers have come to expect.
The Company continues to grow its market share in both the men's and women's apparel businesses and has started to penetrate new price tiers with Kenneth Cole Reaction branded products. The
Company believes that women's apparel will further define and enhance the Company's brands, improving its ability to deliver the product that the Company's customers seek. As part of the Company's brand repositioning strategy, the Company signed an agreement in 2005 with Bernard Chaus, Inc. to distribute women's
Kenenth Cole Reaction apparel. The Company also continues to expand its Kenneth Cole Reaction categories through an agreement with Syratech Corporation, a leading manufacturer and distributor of home decor, for distribution of housewares under the Kenneth
Cole Reaction brand. The Company's strategic partnership with its fragrance licensee, Coty, Inc. ("Coty"), is designed to expand consumer awareness through Coty's global marketing group and provide an extension of brand awareness to the Company licensees and partnerships internationally and domestically. In 2005, the Company added Kenneth Cole Reaction fragrance for women, as well as Kenneth Cole Signature for men. These fragrances replaced the original Kenneth Cole fragrances allowing for fresh, new and exciting products for market penetration, growth and brand awareness. The Company is committed to strategically expanding its product classifications internationally and to building growth through brand awareness and diversity as it continues to aggressively grow the watch and optical categories abroad, focusing on certain specific international regions. In 2005, the Company's Licensees opened 12 new retail stores within international markets including
Israel, Dubai, South Korea, Thailand, Mexico, Central America and the Dominican Republic.

      The Company's brands are currently licensed for a range of products consistent with the Company's image (see "Licensing" in Item 1).

Products

      The Company markets its products principally under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted and Tribeca brand names, along with its licensed brand for footwear, Bongo, each targeted to appeal to different consumers. The Company believes that the products marketed under the Kenneth Cole New York brand names have developed into true aspirational brands, and while it has similar designer cache as other international designer brands, it has greater value credibility.

        Kenneth Cole New York

      Kenneth Cole New York products are designed for the fashion conscious consumer and reflect the relaxed urban sophistication that is the hallmark of the Kenneth Cole New York image. The distinctive styling of this line has established Kenneth Cole
New York as a fashion authority for sophisticated men and women who are seeking a value alternative to other designer brands. As a result of strong brand recognition and a reputation for style, quality and value, the Company believes that Kenneth Cole New York has become an important resource for better department and specialty stores, and continues to provide significant growth opportunities. The Kenneth Cole New York product offering has evolved from a very trendy line into one with broad appeal, including both fashion-forward styling and core basics. The Company continues to leverage the strength of its name through brand extensions, in-store shops and the licensing of many new
product categories.   Recently, the Company implemented a new
strategic initiative to reposition the Kenneth Cole New York brand as an accessible luxury brand. The Company believes that the repositioning of this brand will take the Company to its next stage of development, which will place the Company in the best position to benefit from the consolidation in the retail marketplace, maximize its retail store concept and grow internationally.

     Kenneth Cole New York men's footwear, manufactured through Italian and Chinese factories, is designed as contemporary, comfortable leather fashion footwear and is sold to the bridge-designer market at retail price points ranging from approximately $175 to $395. As versatile as it is sophisticated, Kenneth Cole New York men's footwear may be worn to work, for special occasions or on weekends with casual clothes. In addition, the Company uses the label "silver technology" in its line to denote enhanced comfort combined with its fine leather shoe craftsmanship. The silver technology product features a micro-tech midsole, a removable gel insole, and a fiberglass shank.

     Kenneth Cole New York women's footwear, primarily manufactured through Italian and Brazilian factories, includes sophisticated and elegant dress, casual and special occasion footwear that is sold to the bridge-designer market at retail price points ranging from approximately $185 to $400. Women's footwear is constructed by fine leather craftsmen to allow the customer high quality designer styling with value for the fashion conscious woman at work or in social gatherings.

      Kenneth Cole New York handbags are generally made of quality-crafted leathers and sold to the bridge-designer market at retail price points ranging from approximately
$200 to $500. The seasonal line includes certain updated styles that offer the customer high-fashion bags, which are accompanied by tailored career bags for the sophisticated urban consumer.

      Kenneth Cole Reaction

       Kenneth Cole Reaction consists of a variety of product classifications, which address the growing trend toward flexible lifestyle dressing at affordable prices. Kenneth Cole Reaction includes a comfort-oriented casual line, as well as more dressy styles. Kenneth Cole Reaction women's footwear, primarily manufactured in China, is designed for the workplace as well as for outside the office, with an emphasis on comfort, versatility, contemporary styling and value. In addition, the Company has added "RXN comfort technology" which uses a pod system insole and gel heel pad to enhance comfort, support and flexibility. It is targeted to compete in the largest single category of footwear sold in department stores, women's "better," and the majority of the line retails primarily in the $60 to $100 price range. Kenneth Cole Reaction men's footwear, primarily manufactured in China, combines fashionable and versatile styling with affordable pricing and is positioned in the fastest growing classification in the men's market as consumer preferences lean away from athletic constructed footwear toward regular constructed footwear. This line retails approximately in the $90 to $150 price range.

      Kenneth Cole Reaction handbags, primarily manufactured in China, are designed to be multifunctional with a contemporary look and are primarily made of leather and non-leather technical fabrications, such as nylon, microfiber and canvas. Kenneth Cole Reaction handbags have been styled to appeal to the same customer as the Kenneth Cole Reaction footwear line to meet the varying needs of the Company's customers. This line generally retails at price points ranging from approximately $60 to $160.

      Kenneth Cole Reaction children's footwear, primarily manufactured in China, includes dress and casual footwear sold at price points ranging from $35 to $55 and is targeted to boys and girls ages 6 to 12, who the Company believes are making more of their own fashion choices than ever before. The Company believes that children's footwear is a natural extension of its footwear business and that its use of styles based upon successful performers in its existing men's and women's styles, greatly enhances the likelihood of product performance. The success of children's footwear led the Company to introduce Kenneth Cole Reaction toddler footwear in 2003. This has improved its retail presence and has further penetrated the children's Kenneth Cole Reaction brand in the marketplace.

      Unlisted

      Unlisted products are designed and targeted to the younger, trendier consumer market, the country's largest consumer base of fashion merchandise. The Unlisted brand was developed to expand the Company's sales into a younger, more moderately priced business and includes men's and women's casual and dress shoes each season.

      Unlisted footwear provides the young consumer with a wide selection of footwear with contemporary styling and quality at affordable prices. Unlisted women's footwear includes not only fashion styles, but also evening styles, basic pumps and loafers that generally retail at price points ranging from $35 to $50 with approximately 60 styles per season. Unlisted men's footwear continues brand penetration through additional door expansion, continuing its strong growth, capitalizing on the large youth consumer base. The line includes casual and dress assortments with a variety of fashion styles to compliment the selection of approximately 50 styles per season. Unlisted men's footwear appeals to a broader young men's market with shoes that range at retail price points from $50 to $80.

      Bongo

      Bongo products are designed for the junior consumer market to be sold through mid-tier department and specialty stores. The brand brings fashion and style at reasonable price points to the junior market and includes children's and women's casual and dress shoes each season.

      Currently, Bongo footwear includes only women's and children's footwear lines. The women's footwear line has a wide variety of styles for casual, weekend, and special evening events including pumps, boots, and loafers, among others. The price points for the women's line range from $35 to $50 with approximately 40 styles per season. Children's price points range from $30 to $40. The brand provides a market that the Company was not previously penetrating with its branded products.


        Tribeca

        The Company introduced Tribeca footwear for women products in the second half of 2004. This brand was created for the young, trendier shopper in the department store channel of distribution.
The lines include dress and casual styles leaning more toward the casual customer's expectations. The price points range from $50 to $70.

Business Segments

	The Company manages its business through three segments:
Wholesale, Consumer Direct and Licensing. During the periods presented below, the percentage of net revenues contributed by the Company's business segments were as follows:

                                                          Year Ended
                                                          December 31,
                                                   2005       2004	 2003
                                Wholesale		    55%        54%	   54%
				        Consumer Direct     37         38          38
					  Licensing		     8          8	          8
                                                    ---	   ---        ---
                                Total               100%       100%       100%


Wholesale Operations

     The Company strives to provide affordable fashion footwear, handbags and accessories with consistent marketing and management support to its wholesale customers. The Company provides this support by producing strong image-driven advertising, offering creative quality products and maintaining adequate inventory levels of new products as well as products included in the Company's open stock program. The Company employs a sales force, as well as corporate account specialists, to sell its products and to manage its relationships with its wholesale customers, whose duties include analyzing and monitoring their selling information. The Company has previously increased the size of its corporate account specialists staff, as it believes its investment in account specialists is essential to the maintenance and growth of its wholesale businesses.

      The Company's products are distributed to more than 1,750 wholesale accounts for sale in approximately 6,000 store locations in the United States. The Company markets its branded products to major department stores and chains, such as Dillard Department Stores, Inc., Federated Department Stores (including Macy's, Bloomingdales, and Burdines) and upscale specialty retailers, including Saks Fifth Avenue and Nordstrom, Inc. In addition, the Company sells out-of-season branded products and overruns through the Company's outlet stores and to off-price retailers. The Company also sells its products, directly or through distributors or licensees, to customers in various international markets including Canada, Australia, Western Europe, parts of Asia, the Middle East, Latin America and parts of South America and the Caribbean through leasing agreements.

      The Company markets its product lines and introduces new styles at separate industry-wide footwear and handbag tradeshows that occur several times throughout the year in New York, Las Vegas and at various regional shows. These trade shows also afford the Company the opportunity to assess preliminary demand for its products. After each show, the Company's sales force and corporate account specialists visit customers to review the Company's product lines and to secure purchase commitments. The Company's products are also displayed at showrooms in New York.

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

      Canada

      The Company assumed the Canadian footwear operations in 2003 and handbag operations in 2004 after its respective license agreements ended. The operations are managed from its New York City headquarters with a sales staff and distribution center in Canada.

      The Company markets its branded products in Canada to independent specialty retailers and large department stores, including Sears Canada, Browns, Townshoe, The Bay, Sterling and Friedmans. The branded products include Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted men's and women's footwear, as well as Kenneth Cole New York handbags and Kenneth Cole Reaction children's footwear and handbags. In 2005, the Company began Canadian distribution of the Tribeca and Bongo footwear brands.

Consumer Direct Operations

Retail Operations

    The Company continues to pursue opportunities to enhance and expand its retail operations. At December 31, 2005, the Company operated 53 specialty Kenneth Cole New York retail stores and 39 outlet stores under the Kenneth Cole New York name.

     The Company believes its specialty retail stores develop consumer recognition of its brand names, provide a showcase for its branded products marketed by the Company and its licensees, and enhance the Company's overall profitability. The Company believes that these stores complement its wholesale business by building brand awareness. The customer is presented with the Company's core shoe and handbag business with selected key accessory styles. In addition, Kenneth Cole specialty retail stores enable the Company to reach consumers who prefer the environment of a specialty store. Approximately 10% of the Company's specialty retail store products are sourced exclusively for such stores to differentiate the product mix of its stores from that of its wholesale customers.
The Company recently developed a smaller store format known as the "Jewel Box" model which the Company believes may be a more profitable store format. The Company opened 5 specialty retail stores and closed 3 stores in 2005, and plans to open 5 to 7 new specialty retail stores in 2006.

      The Company's outlet stores enable it to sell a portion of its excess wholesale, retail and catalog inventory in a manner that it believes does not have an adverse impact on its wholesale customers and the Company's retail operations. The Company generally does not typically make a style available in its outlet stores or to off-price retailers until wholesale customers have taken their first markdown on that style.
In addition, the Company sources "Made for Outlet" product similar to its exclusive sourcing for retail stores and, thus, differentiates outlet from both retail store and wholesale customers. The Company opened 3 outlet stores in 2005.

      The success of the Company's new and existing stores will depend on various factors, including the political instability in certain countries in which the Company has a presence, the possibility of additional terrorist attacks, general economic and business conditions affecting consumer spending, the acceptance by consumers of the Company's retail concepts, the ability of the Company to successfully manage expansion, the ability of the Company to hire and train personnel, the availability of desirable locations, the negotiation of acceptable lease terms for new locations and the expansion of the Company's management information systems to support the growth of its retail operations, including the implementation of SAP (see Management Information Systems). The Company believes that its retail stores further enhance its image and represent an opportunity for revenue and earnings growth.

     Catalog, Website and Customer Service

     The Company produces consumer catalogs and mailers that feature a variety of Kenneth Cole New York and Kenneth Cole Reaction branded products. The catalog order-taking process is performed in house and the fulfillment is performed by a third-party distribution center in New Jersey.

     The Company maintains websites to provide information regarding the Company and its products, as well as to conduct online business. The Company's websites www.kennethcole.com and www.kennethcolereaction.com are regularly enhanced to enable consumers to purchase directly from the Company online. The
Company plans to continue to invest in the Internet and emerging technologies and believes that based on its existing merchandising, fulfillment and marketing capabilities, it is well positioned to deliver an online commerce solution with nonpareil customer service. The Company also maintains two toll-free telephone numbers (1-800-KEN-COLE and 1-800-UNLISTED), which provide customer service and answer product-related questions.

       The Company currently has a corporate gift program, whereby corporate customers are sold Kenneth Cole items for award and recognition programs. Orders are drop-shipped from the Company's licensees or its warehouse. The Company believes this is another avenue of distribution to expand its various brands to enhance customer awareness and strengthen market position.

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

      The Company continues to elevate the quality, style and price of the Kenneth Cole New York brand through tailored clothing, watches, dress shirts, sportswear and outerwear.
This is an important step in further defining Kenneth Cole New York as an accessible premier luxury lifestyle brand. The Company continues to grow the Kenneth Cole Reaction brand across expanding products and markets as it entered into agreements to introduce a home collection, as well as women's sportswear, and reposition the brand throughout the Company's distribution channels. The Company plans to continue to draw upon Kenneth Cole's creative strength and the Company's marketing resources to continue to build brand definition.


The following table summarizes the Company's product categories under its licensing agreements:


                               Kenneth Cole    Kenneth Cole      Unlisted
Product Category               New York        Reaction

Men's Tailored Clothing        X               X                  X
Men's Sportswear               X
Men's Neckwear                 X               X
Men's Dress Shirts             X               X
Men's Casual Pants             X               X
Men's Leather & Fabric
Outerwear                      X               X
Men's Small Leather Goods                      X                  X
Men's Belts                    X               X                  X
Women's Sportswear             X               X
Women's Small Leather Goods                    X                  X
Women's Leather &
Fabric Outerwear               X               X
Women's Scarves & Wraps        X               X
Men's/Women's Jewelry          X               X                  X
Men's/Women's Swimwear         X               X                  X
Men's/Women's Watches          X               X                  X
Men's/Women's Optical Frames   X               X
Men's/Women's
Luggage/Briefcases             X               X
Men's/Women's Sunglasses       X               X                  X
Men's/Women's Fragrances       X               X                  X
Children's Apparel                             X
Home Collection                                X

      All of the Company's licensees are required to contribute to the Company a percentage of their net sales of licensed products, subject to minimum amounts, for the ongoing marketing of the Kenneth Cole brands.

      International Licensing

      The Company sells its products through distributors and licensees to wholesale customers and direct retailers in international markets including Canada, Australia, parts of Europe, the Middle East, parts of Asia, Central America, parts of South America, and the Caribbean Islands. The Company also continues to grow its international presence through broader wholesale distribution of watches, fragrance and sun and prescription eyewear.

      The Company's continued focus on the Asian market included opening and expanding shop-in-shops in South Korea through its licensee, Cheil Industries, and shop-in-shops and freestanding stores in the Philippines through the Company's Philippine licensee, Store Specialists, Inc. (Rustan's Department Store). The Company also maintains agreements for the wholesale distribution of handbags, women's small leather goods, mens sportswear, and men's and women's footwear in Australia. In addition, Apparel LLC, the Company's Gulf Region licensee, opened freestanding stores in the United Arab Emirates and one store in Kuwait during 2004. The Company anticipates expansion in the Israeli market in 2006, and recently signed an agreement for distribution in Thailand.

      In North America, the Company, directly and through licensing arrangements, continues to sell and market its products in Canada. The majority of product classifications available domestically are also available in Canada. Currently, the Company operates in Canada through two licensees and the use of shop-in-shops, while its footwear and handbag licensee businesses were taken in-house and are managed from its New York City headquarters through its Wholesale segment. The Latin American licensee agreement covers Latin America, South America and the Caribbean, with the exception of Brazil, Argentina and Uruguay. Currently, the Company's licensee operates 22 freestanding stores and 20 shop-in-shops in this region.

       In Europe, the Company's licensee operates a store in London and sells footwear, luggage, small leather goods, and handbags to department stores within the United Kingdom. The Company also sells footwear through footwear agents in France, the Benelux countries, Greece, Spain and Portugal. The Company continues to explore opportunities in this market as well as other new markets throughout the globe.

       The Company realizes the critical role that licensees have on the strategic plan to reposition Kenneth Cole as an accessible luxury brand, and on the growth and development of Kenneth Cole and its diffusion brands; and therefore, the Company assumes significant care to strategically align itself with viable business partners around the world. The Company is optimistic about the expansion of its international licensing programs as a means of developing a truly global brand. The Company currently generates approximately 2.0% of its total revenues internationally, and believes it can ultimately achieve a level of 20%.

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

Sourcing

       The Company does not own or operate any manufacturing facilities. Instead, it sources its branded and private label products directly or indirectly through independently-owned manufacturers in Italy, Spain, Brazil, China and Korea, among other locations. The Company maintains an office in Florence, Italy and generally has long-standing relationships with several independent buying agents to monitor the production, quality and timely distribution of the Company's products from its manufacturers. In addition, as part of its global sourcing strategy, the Company opened an office in China in 2005 as part of its plan to expand production in that region. The Company sources each of its product lines separately based on the individual design, styling and quality specifications of such products.

      The Company sources each of its product lines separately, based on the individual design, styling and quality specifications of such products. The Company primarily sources its products directly or indirectly through manufacturers in Italy, Spain, Brazil and China. However, approximately 46% and 42% of total handbag purchases came from two manufacturers in China during the years ended December 31, 2005 and 2004, respectively. Approximately 21% of Kenneth Cole New York and Kenneth Cole Reaction men's footwear purchases were from one manufacturer in China during the year ended December 31, 2005, and approximately 37% of those purchases were from one manufacturer in Italy utilizing many different factories during the year ended December 31, 2004. Also, approximately 32% of Kenneth Cole New York ladies' footwear was purchased from one Brazilian manufacturer during the year ended December 31, 2005, while 33% of those purchases were from one Italian manufacturer during the year ended December 31, 2004. Furthermore, approximately 44% of Kenneth Cole Reaction ladies' footwear purchases were sourced through one Chinese manufacturer during the year ended December 31, 2005, and 58% were purchased from one Italian manufacturer during the year ended December 31, 2004. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company's production needs. Many of these manufacturers, however, subcontract a portion of such purchases to ensure the consistent and timely delivery of quality products. The Company is a significant customer of several of these manufacturers and has established long-standing relationships with them. While the Company believes it has alternative manufacturing sources available to meet its current and future production requirements, there can be no assurance that, in the event the Company is required to change its current manufacturers, alternative suppliers will be available on terms comparable to the Company's existing arrangements.

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

Advertising and Marketing

      The Company believes that advertising to promote and enhance its brands is an integral part of its long-term growth strategy. The Company believes that its advertising campaigns, which have brought it national recognition for their timely focus on current events and social issues, have resulted in increased sales and consumer awareness of its branded products. The Company's advertising appears in magazines such as Vogue, Elle, Harper's Bazaar, GQ, and InStyle, newspapers, and outdoor and media. The majority of the Company's licensees are required to contribute to the Company a percentage of their net sales of licensed products, subject to minimums, for the advertising and promotion of the image of the Company's brands. In addition, the Company believes personal appearances by Kenneth D. Cole further enhance the Company's brand awareness.

       The Company utilizes its in-house staff for marketing, advertising and public relations efforts enabling the Company to maintain the integrity of its brands. The Company occasionally will use advertising firms outside the United States to assist with coordination of an international advertising effort; however, all creative campaigns are designed by the Company's in-house staff.

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

Distribution

     To facilitate distribution, the Company's products are inspected, bar coded, packed and shipped from manufacturers by ocean or air to the Company's distribution facilities located in the United States of America and Canada. The Company utilizes fully-integrated information systems and bar code technology to facilitate the receipt, processing and distribution of product through third-party warehouse distribution centers. The products are then shipped to the Company's wholesale and direct customers either in predetermined sizes, in case packs or under its open stock program. The Company's open stock program allows its wholesale customers to reorder, typically via electronic data interchange ("EDI"), core basic styles in a range of colors and sizes as well as many fashion styles, for immediate shipment. While the open stock program requires an increased investment in inventories, the Company believes this program is an important service for its wholesale customers by allowing them to manage inventory levels more effectively. The Company expects that affording customers improved flexibility in ordering specific stock keeping units ("SKUs") in smaller quantities will ultimately reduce the incidence of markdowns and allowances.

      The Company has capitalized on its centralized distribution facilities to provide additional support to its retail store operations on shipments of footwear and handbag products as well as direct shipments to its catalog and Internet customers. The Company's EDI program is also used to re-supply its retail store on a variety of products, thereby enhancing its service to the Company's retail operations through improved inventory management and customer response. To facilitate distribution, the Company has third-party public warehouses located on both the East and West Coasts of the United States, as well as in Canada to accommodate merchandise imported from Asia, Europe and South America.

Management Information Systems

	The Company believes that sophisticated information systems are essential to the Company's ability to maintain its competitive position and to support continued growth. The Company's management information systems were designed to provide, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution and marketing aspects of the Company's business. The Company continues to update and enhance its distribution and financial systems with newer technology that offers greater functionality and reporting capabilities. The Company also utilizes an EDI system that provides a computer link between the Company and many of its wholesale customers, as well as its retail operations that enable the Company to receive on-line orders and to accumulate sales information on its products shipped to its wholesale customers, retail stores, catalog and internet customers. The Company's EDI system also improves the efficiency of responding to customer needs and allows both the customer and the Company to monitor purchases, shipments and invoicing. In its retail stores, the Company also uses point-of-sale registers to capture sales data, track inventories and generate EDI replenishment orders.

      The Company regularly evaluates the adequacy of its management information systems and upgrades such systems to support its growth. In 2006, the Company signed a software license agreement with SAP America, Inc. ("SAP") to implement an integrated business platform, using SAP software products, across the Company's retail and outlet stores. The estimated expenditures related to this implementation are expected to be approximately $8 million over the term of the contract. However, any failure by the Company to continue to upgrade its management information systems necessary to support growth or expansion, which could arise either with its internal systems or systems of its third parties, could have a material adverse effect on the Company's financial condition and its results of operations (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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


Import Restrictions

      Although most of the goods sourced by the Company are not currently subject to quotas, countries in which the Company's products are manufactured may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products. In addition, the United States may impose new duties, tariffs and other restrictions on imported products, any of which could have a material adverse effect on the Company's operations and its ability to import its products at current or increased quantity levels. In accordance with the Harmonized Tariff Schedule, a fixed duty structure in effect for the United States, the Company pays import duties on its products. The majority of its products have import duties that range from approximately 6% to 37.5%, depending on the category and the principal component of the product. Other restrictions on the importation of footwear and other products are periodically considered by the United States government and no assurance can be given that tariffs or duties on the Company's goods may not be raised, resulting in higher costs to the Company, or that import quotas restricting such goods may not be imposed or made more restrictive.

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

Customers

      The Company's department store customers include major United States retailers, several of which are under common ownership. In 2005 and 2004, the Company had no customer or group under common ownership account for more than 10% of sales. The Company's ten largest customers represented 39.2% and 36.6% of the Company's net sales for the years ended December 31, 2005 and 2004, respectively. While the Company believes that purchasing decisions have generally been made independently by each division within a department store group, there is a trend among department store groups toward centralized purchasing decisions of their divisions.

Backlog

      The Company had unfilled wholesale customer orders of $81.3 million and $68.5 million at March 9, 2006 and March 9, 2005, respectively. The Company's backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of its core basic products through the Company's open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.


Employees

      At December 31, 2005, the Company had approximately 1,800 employees, none of whom are covered under a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory. The Company had a collective bargaining agreement, which expired in April 2004, at which time it outsourced its distribution operation and closed its New Jersey distribution center. Prior to that, the Company utilized a local affiliate of the International Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union. In connection with this transition in 2004, the Company incurred approximately $1.1 million in aggregate costs, including severance, the write-off of unamortized leasehold improvements and moving costs during 2004. These costs were expensed as incurred in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activity" within the Selling, General and Administrative expenses caption on the face of the Consolidated Statement of Income.


Directors and Executive Officers

Name                       Age        Present Position

Kenneth D. Cole             51      Chief Executive Officer, Chairman
                                    of the Board of Directors
Joel Newman                 64      Chief Operating Officer,
                                    joined February 2006
David P. Edelman            44      Chief Financial Officer
Michael F. Colosi	          40      Corporate Vice President and
                                    General Counsel and Secretary
Michael DeVirgilio          37      Executive Vice President,
                                    Business Development
Richard S. Olicker          48      Executive Vice President,
                                    Wholesale
Doug Jakubowski             42      Senior Vice President, Reaction Brand
Harry Kubetz                52      Senior Vice President, Operations
Carol Sharpe                51      Senior Vice President, Consumer Direct
Henrik Madsen               39      Senior Vice President,
                                    International Operations

Lori Wagner                 41	Senior Vice President, Marketing
Linda Nash Merker           49      Senior Vice President, Human Resources
Martin E. Franklin          40      Director
Robert C. Grayson           61      Director
Denis F. Kelly              56      Director
Philip B. Miller            67      Director
Philip R. Peller            66      Director

      Kenneth D. Cole has served as the Company's Chief Executive Officer and Chairman of the Board since its inception in 1982 and was also President until February 2002. Mr. Cole was a founder, and from 1976 through 1982, a senior executive of El Greco, Inc., a shoe manufacturing and design company which manufactured Candies women's shoes. Mr. Cole is the Chairman of the Board of Directors of the American Foundation for AIDS Research (''AmFAR''). In addition, he is on the Board of Trustees of the Sundance Institute and the Council of Fashion Designers of America. Mr. Cole is also a Director and President of nearly all of the wholly-owned subsidiaries of the Company.

      Joel Newman joined the Company as Chief Operating Officer in February 2006. Prior to joining the Company, he held the positions of Chief Operating Officer of Tommy Hilfiger U.S.A., Inc., a subsidiary of Tommy Hilfiger Corporation, Inc., and Executive Vice President of Finance and Operations of Tommy Hilfiger Corporation, Inc., its parent company. Prior to joining Tommy Hilfiger U.S.A., Inc., Mr. Newman held various senior operations and financial positions with major companies in the apparel wholesale and retail industries.

      David P. Edelman was appointed as the Chief Financial Officer in July 2004. He joined the Company in January 1995 and served as the Company's Senior Vice President of Finance since April 2000.
Before joining the Company, Mr. Edelman was Chief Financial Officer of a women's suit wholesaler, and he was employed 10 years as a CPA with Ernst & Young in various specialty groups including E&Y's National Consulting Office and its Retail and Apparel Audit Group.

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

      Michael DeVirgilio has served as Executive Vice President of Business Development since January 2006. Mr. DeVirgilio previously served as Senior Vice President of Licensing from May 2005. Prior to that, he served as Corporate Vice President of Licensing and Design Services from March 2002 to May 2005. From 1999 to 2001, Mr. DeVirgilio served as Divisional Vice President of Licensing. Mr. DeVirgilio joined the Company as Director of Licensing in 1997. Prior to joining the Company, Mr. DeVirgilio was Director of Merchandising for the Joseph & Feiss Company (a Division of Hugo Boss, USA).

      Richard S. Olicker joined the Company as President of the Wholesale Division and Executive Vice President of the Corporation in January 2006. Mr. Olicker previously served Steven Madden, Ltd. where he held the position of President since 2001 and was responsible for seven independently operating wholesale footwear divisions, including Steve Madden, Stevies, l.e.i., and Candie's. Mr. Olicker also had visibility of the operation of the retail, licensing, Internet and international divisions. Prior to this, Mr. Olicker co-founded Aerogroup International, Inc. (Aerosoles), the footwear import and marketing firm, and previously also served as General Counsel and Licensing Business Director at El Greco Inc. - Candie's.

      Doug Jakubowski joined the Company as Senior Vice President of Kenneth Cole Reaction in July 2005. Prior to joining the Company, Mr. Jakubowski served as President of Perry Ellis Menswear from 2003 to 2005. From 1997 to 2003, he served as Executive Vice President of Merchandising and Design for Perry Ellis Sportswear. Prior to joining Perry Ellis, Mr. Jakubowski held the positions of Vice President of Sales and Marketing at International News, and Director of Marketing and Sales at Koral Industries.

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

      Henrik Madsen joined the Company as Senior Vice President and General Manager of International Operations in January 2006. Prior to joining the Company, Mr. Madsen served as Chief Executive Officer and President of Kasper Europe Ltd., a subsidiary of Jones Apparel Group. Mr. Madsen has over 14 years of experience in the international fashion industry.

      Lori Wagner has served as Senior Vice President of Marketing since August 2001. Prior to joining the Company, Ms. Wagner spent 10 years at J. Crew Group in various visual and creative management marketing roles, the last of which was Senior Vice President Brand Creative.

      Linda Nash Merker joined the Company as Senior Vice President of Human Resources in May of 2004. Previously, she served as Senior
Vice President of Human Resources at Perry Ellis from January 2002 to November 2003, and Senior Vice President of Human Resources at Loehmann's from 1994 until 2000. While at Macy's East from 1987 until 1994, Ms. Merker also held various positions, the last of which was Vice President of Human Resources - Merchandise
Recruitment and Development.

      Martin E. Franklin has served as the Chairman and Chief Executive Officer of Jarden Corporation since September 2001, Director of FindSVP, Inc. since March 2003, and Director of Apollo Management, L.P. since April 2004. In addition, Mr. Franklin is a principal and executive officer of a number of private investment entities. Prior to this, Mr. Franklin served as Executive Chairman of Bolle Inc. from July 1997 to February 2000. He also held the position of Chairman and CEO of Lumen Technologies, Inc. (formerly BEC Group, Inc.) from May 1996 to December 1998, and its predecessor, Benson Eyecare Corporation, from October 1992 to May 1996. Mr. Franklin is currently a member of the Board of Directors of the Jewish Theological Seminary of America and One Family Fund, and other various charitable organizations.

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

      Philip B. Miller is the principal of Philip B. Miller Associates, a consulting firm. Mr. Miller served as Chairman and Chief Executive Officer at Saks Fifth Avenue from 1993 to January 2000 and continued as Chairman until July 2001. Mr. Miller was formerly Chairman and Chief Executive Officer at Marshall Fields, joining that company in 1983 from Neiman Marcus, where he had been President since 1977. Prior to that, he served as Vice Chairman at Lord & Taylor and as Vice President and Merchandise Manager at Bloomingdales. Mr. Miller serves on the Board of Directors at Puig USA, St. John, DSW, and Tri-Artisan Partners. In addition, Mr. Miller also serves on the Board of Directors of the New York Botanical Gardens.

      Philip R. Peller was employed by Arthur Andersen LLP for 39 years. Prior to his retirement from Arthur Andersen in 1999, he served as Managing Partner of Practice Protection and Partner
Matters for Andersen Worldwide SC, the   coordinating entity for
the activities of Arthur Andersen and Andersen Consulting, from
1996 to 1999.   Prior to  that  appointment,  Mr. Peller served  as
the  Managing Director  -  Quality,  Risk  Management  and
Professional Competence  for  the worldwide audit practice.   Mr.
Peller joined Arthur Andersen in 1960 and was promoted to Audit
Partner in 1970.   Mr. Peller is a Certified Public Accountant.
Mr. Peller is currently a member of the Board of Directors and Chair of the Audit Committee of MSC Industrial Direct Co., Inc. and serves as a consultant to other companies.

Available Information

      The Company files its annual, quarterly and current reports and other information with the Securities and Exchange Commission. The Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to the annual and quarterly reports on Form 10-K and Form 10-Q, respectively. In addition, the Company has provided the annual certification to the New York Stock
Exchange. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge in the "Investor" section under the subheading of "About Us" on the Company's website www.kennethcole.com. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding the Company, which is available at http://www.sec.gov.

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


Item 1A. Risk Factors

The Company operates in a changing environment that involves numerous known risks and uncertainties that could materially adversely affect our operations. The risks described below highlight some of the factors that have affected and in the future could affect our operations. Additional risks we do not yet know or that we currently think are immaterial may also affect our business operations. If any of the events or circumstances described below actually occurs, our business, financial condition or results of operations could be materially adversely impacted.

We may not be able to respond to changing fashion and consumer demands in a timely manner.

The footwear, apparel and accessory industries are subject to changing consumer demands and fashion trends. The Company believes that its success depends in large part upon its ability to identify and interpret fashion trends and to anticipate and respond to such trends in a timely manner. The Company has generally been successful in this regard but there can be no assurance that the Company will be able to continue to meet changing consumer demands or to develop successful styles in the future. If the Company misjudges the market for a particular product or product line, it may result in an increased inventory of unsold and outdated finished goods, which may have an adverse effect on the Company's financial condition and results of operations. In addition, any failure by the Company to identify or respond to changing demands and trends could, in the long term, adversely affect consumer acceptance of the Company's brand names, which may have an adverse effect on the Company's business and prospects.

The Company intends to market additional lines of footwear, apparel and fashion accessories in the future. As is typical with new products, demand and market acceptance for any new products introduce by the Company will be subject to uncertainty. Achieving market acceptance for each of these products may require substantial marketing efforts and the expenditure of significant funds to create customer demand. There can be no assurance that the Company's marketing effort will successfully generate sales or that the Company will have the funds necessary to undertake such an effort.

Our sales are influenced by general economic cycles.

Footwear, apparel and accessories are cyclical industries dependent upon the overall level of consumer spending. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions, increases in energy costs or interest rates, acts of nature or political events that diminish consumer spending and confidence in any of the regions in which we compete, could reduce our sales and adversely affect our business and financial condition.

The footwear, apparel and accessory industries are highly competitive. Any increased competition could result in reduced sales or margins.

Competition in the footwear, apparel and accessory industries is intense. The Company's products compete with other branded products within their product categories as well as with private label products sold by retailers, including some of the Company's customers. In varying degrees, depending on the product category involved, the Company competes on the basis of style, price, quality, comfort and brand prestige and recognition, among other considerations. The Company also competes with numerous manufacturers, importers and distributors of footwear, apparel and accessories for the limited shelf-space available for the display of such product to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Some of the Company's competitors are larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than the Company.

The loss of any of our largest customers could have a material adverse effect on our financial results.

Although currently no customer comprises more than ten percent of our customer base, should one of our larger customers be negatively impacted, it could adversely affect our business. In recent years the retail industry has experienced consolidation and other ownership changes.

In the future, retailers may have financial problems or consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could further increase the concentration of our customers. The loss of any of our largest customers, or the bankruptcy or material financial difficulty of any customer, could have a material adverse effect on our business. We do not have long-term contracts with any of our customers, and sales to customers generally occur on an order-by-order basis. As a result, customers can terminate their relationships with us at any time or under certain circumstances cancel or delay orders which could reduce our sales and adversely affect our business condition.

The success of our business depends on our ability to attract and retain key employees.

The Company is heavily dependent on its current executive officers and management. The loss of any of our executive officers or management, including but not limited to, Kenneth Cole, or the inability to attract and retain qualified personnel could delay the development and introduction of new products, harm our ability to sell products, damage the image of our brands and/or prevent us from executing our business strategy.

Imposition of quotas and fluctuations in exchange rates could increase our costs and impact our ability to source goods.

The Company's business is subject to risks of doing business abroad, including, but not limited to, fluctuations in exchange rates and the imposition of additional regulations relating to imports, including quotas, duties, taxes and other charges on imports.

In order to reduce the risk of exchange rate fluctuations, the Company often enters into forward exchange contracts to protect the purchase price under its agreements with its manufacturers or purchases products in United States dollars. The Company cannot fully anticipate all of its currency needs and, therefore, cannot fully protect against the effect of such fluctuations.

Although the majority of the goods sold by the Company are not currently subject to quotas, countries in which the Company's products are manufactured may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products and the United States may impose new duties, tariffs and other restrictions on imported products, any of which could adversely affect the Company's operations and its ability to import its products at the Company's current or increase quantity levels.
Other restrictions on the importation of footwear and the Company's other products are periodically considered by the United States Congress and no assurances can be given that tariffs or duties on the Company's goods may not be raised. If tariffs are raised in the future, they will result in higher costs to the Company, and if import quotas are imposed or made more restrictive, the Company may not be able to source its goods at historical factories or at similar prices.

The voting shares of the Company's stock are concentrated in one majority shareholder.

Currently, Kenneth D. Cole owns approximately 87% of the voting power and approximately 42% of the outstanding common stock of the Company. As a result, Mr. Cole has the ability to control
(i) the election of all of the Company's directors other than the directors who will be elected by the holders of Class A Common Stock, voting separately as a class, and (ii) the results of all other shareholder votes. Mr. Cole's interests may differ from the interests of the other stockholders.

War and acts of terrorism could affect our ability to procure, sell and deliver product.

In the event of war or acts of terrorism or the escalation of existing hostilities, or if any are threatened, our ability to procure our products from our manufacturers for sale to our customers may be negatively affected. We import a substantial portion of our products from other countries. If it becomes difficult or impossible to import our products into the countries in which we sell our products, our sales and profit margins may be adversely affected. Additionally, war, military responses to future international conflicts and possible future terrorist attacks may lead to a downturn in the U.S. and/or international economies, which could have a material adverse effect on our results of operations.

Our business is subject to risks associated with sourcing outside the United States.

Substantially all of our apparel products are produced by independent manufacturers. We face the risk that these third-party manufacturers with whom we contract to produce our products may not produce and deliver our products on a timely basis, or at all. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, and failures to meet production deadlines or increases in manufacturing costs. The failure of any manufacturer to perform to our expectations could result in supply shortages for certain products and harm our business.

In addition, our foreign manufactures may be adversely effected by addition factors such as: political instability in countries where contractors and suppliers are located; imposition of regulations and quotas relating to imports; imposition of duties, taxes and other charges on imports; significant fluctuation of the value of the dollar against foreign currencies; and restrictions on the transfer of funds to or from foreign countries.

The capacity of our manufacturers to manufacture our products also is dependent, in part, upon the availability of raw materials. Our manufacturers may experience shortages of raw materials, which could result in delays in deliveries of our products by our manufacturers or in increased costs to us. Any shortage of raw materials or inability of a manufacturer to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a cost-efficient, timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellations of orders, refusals to accept deliveries or reductions in our prices and margins, any of which could harm our financial performance and results of operations.

We rely on licensees for revenues, supply of products and compliance with Company standards.

We license our trademarks to third parties for manufacturing, marketing, distribution and sale of various products and intend to expand our licensing programs. While we enter into comprehensive licensing agreements with our licensees covering product design, product quality, sourcing, manufacturing, marketing and other requirements, our licensees may not comply fully with those agreements. Non-compliance could include marketing products under our brand names that do not meet our quality and other requirements or engaging in manufacturing practices that do not meet our supplier code of conduct. These activities could harm our brand equity, our reputation and our business.

In addition, our results could be affected by the results of our licensees or distributors. The financial difficulties of any of our partners or their failure to produce and deliver acceptable product could have an adverse impact on our business in the future. In the event of a business failure of any such partner or of the breakdown of our relationship with any domestic or foreign partner, there is no guarantee that the Company could replace such business.

Failure to anticipate and maintain proper inventory levels could have an adverse financial effect on our business.

We maintain an inventory of selected products that we anticipate will be in high demand. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs or the sale of excess inventory at discounted or closeout prices. These events could significantly harm our operating results and impair the image of our brands. Conversely, if we underestimate consumer demand for our products or if manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost revenues.

We rely on third parties for distribution and warehousing.

We rely on warehousing and distribution facilities in California and New Jersey. Any disruption at either of these facilities due to fire, earthquake, flood, terrorist attack or any other natural or manmade cause, including operational or financial hardship of the provider, could damage a portion of our inventory or impair our ability to use our warehousing and distribution facilities. In addition, we will be transitioning the facilities in California during the first quarter of 2006, and although we are working closely with both current and former providers, we may incur slight delays in product shipments as a result of the transition. Any of these occurrences could impair our ability to adequately supply our customers and negatively impact our operating results.

Outcomes of litigation or changes in regulatory control could impact our financial condition.

From time to time, we may be a party to lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require that we devote substantial resources to defend the Company. Further, changes in government regulations both in the United States and in the countries in which we operate could have adverse affects on our business and subject us to additional regulatory actions.

The loss or infringement of our trademarks and other proprietary rights could have a material adverse effect on our operations.

We believe that our trademarks and other proprietary rights are important to our success and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. There can be no assurances that such actions taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violative of their trademarks and proprietary rights. Moreover, there can be no assurances that others will not assert rights in, or ownership of, our trademarks and other proprietary rights or that we will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Any litigation regarding our trademarks could be time consuming and costly, and the loss of such trademarks and other proprietary rights, or the loss of the exclusive use of such trademarks and other proprietary rights, could have a material adverse effect on our operations.

Implementation of management information systems may impact our financial results.

In 2006 and over the next few years we plan to implement SAP information management software in our retail operations. The implementation of such software could be delayed and we may encounter computer and operational complications in connection with such implementation that could have a material adverse effect on our business, financial condition or results of operations. Difficulties migrating existing systems to the new software could impact our ability to design, produce and ship our products on a timely basis.

Seasonality of our business and the timing of new store openings could result in fluctuations in our financial performance.

Our business is subject to seasonal fluctuations. Historically, fourth quarter's sales are typically higher due to holiday business. Therefore, results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results have been, and in the future will continue to be, significantly impacted by the timing of new store openings and their respective pre-opening costs.

Adverse publicity could negatively affect public perception of the brand.

Our results could be substantially affected by adverse publicity resulting from our products or our advertising.

Our expectations of growth anticipate new store openings which are subject to many factors beyond our control.

Future growth in sales and profits in our Consumer Direct division will depend to some extent on our ability to increase the number of our stores. The lease negotiation and development timeframes vary from location to location and can be subject to unforeseen delays. The number and timing of new stores actually opened during any given period, and their associated contribution to operating week growth for the period, will depend on a number of factors including, but not limited, to: (1) the identification and availability of suitable locations and leases; (2) the availability of suitable financing to us and our landlords; (3) the timing of the delivery of the leased premises to us from our landlords in order to commence build-out construction activities; (4) the ability of us and our landlords to obtain all necessary governmental licenses and permits to construct and operate our restaurants on a timely basis; (5) our ability to manage the construction and development costs of new restaurants, and the availability and/or cost of raw materials; (6) the rectification of any unforeseen engineering or environmental problems with the leased premises; (7) adverse weather during the construction period; and (8) the hiring and training of qualified operating personnel in the local market. Any of the above factors could have a material adverse impact on our financial condition.


Item 1B.     Unresolved Staff Comments

             None.


Item 2.      Properties

        The Company currently occupies 119,500 square feet at its worldwide corporate headquarters, located at 603 West 50th Street, New York, New York. In April 2004, the Company entered into an agreement to purchase this office building for $24 million. The closing date is scheduled for approximately May 2006. The specific timing will be determined by both parties, based on the ability of the current landlord to satisfy certain terms and conditions. The Company also holds a lease for its former executive offices and showrooms, which expires in December 2006, and is currently under a subtenant lease agreement, which also expires in December 2006.

       In 2004, the Company entered into a new 10-year lease for 51,000 square feet of office space in Secaucus, New Jersey for its administrative offices and completed the move in June 2004. The former distribution facility was moved to a third-party public warehouse and distribution center in New Jersey. In addition to these two leases, the Company also leases a 23,500 square foot facility in Secaucus used for outlet store space as well as an additional distribution warehousing facility. The Company also has a technical and administrative office in Florence, Italy, and the Company opened a similar office in China in 2005. The Company does not own or operate any manufacturing facilities.

       As of December 31, 2005, the Company leased space for all of its 53 specialty retail stores (aggregating approximately 243,000 square feet) and 39 outlet stores (aggregating approximately
200,000 square feet). Generally, the leases provide for an initial term of five to ten years and certain leases provide for renewal options permitting the Company to extend the term thereafter.

Item 3.     Legal Proceedings

      In April 2005, a purported class action lawsuit was filed against the Company in the Superior Court of California for the County of San Diego. The individual plaintiff is a floor supervisor in one of the Company's retail stores who purports to bring suit on behalf of him and other similarly situated current and former floor supervisors. Among other claims, the plaintiff alleges that he and other floor supervisors worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law. The lawsuit seeks damages, penalties, restitution, equitable relief, interest and attorneys' fees and costs. The Company denies the allegations in the complaint and plans to defend the action vigorously. The Company does not believe the outcome will have a material adverse effect on its business operations.

       In September 2004, a purported class action lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles. The individual plaintiffs are current or former store managers or assistant managers who purport to bring suit on behalf of themselves and other similarly situated store managers and assistant managers. Among other claims, the plaintiffs allege that they worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law. The lawsuit sought damages, penalties, restitution, reclassification and attorneys' fees and costs. The Company reached an agreement in principle to settle the matter, and in January 2006, the parties filed a fully executed Stipulation of Class Settlement and Release. In addition, the Court signed and entered an order granting preliminary approval to the settlement. The settlement provides for a maximum settlement of $900,000, including all payments to class members, incentive awards, attorney's fees and administration costs. While there is still uncertainty relating to the ultimate settlement amount, the Company believes that its reserves as of December 31, 2005 are adequate.

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

Item 4.    Submission of Matters to a Vote of Security Holders

            None.

PART II


Item 5.     Market for Registrant's Common Equity, Related
Shareholder Matters, and Issuer Purchases of Equity Securities

       The Company's Class A Common Stock is listed and traded (trading symbol: KCP) on the New York Stock Exchange ("NYSE"). On March 1,
2006 the closing sale price for the Class A Common Stock was $27.48. The following table sets forth the high and low closing sale prices for the Class A Common Stock for each quarterly period for 2005 and 2004, as reported on the NYSE Composite Tape:


      2005:                                High	      Low
First Quarter                             31.30	      25.90
Second Quarter                            32.32	      28.09
Third Quarter                             35.29	      26.30
Fourth Quarter                            29.60	      23.81


       2004:                              High		Low
First Quarter					36.62		29.15
Second Quarter					36.91		31.64
Third Quarter					34.60		26.98
Fourth Quarter					31.03		25.30


      The number of shareholders of record of the Company's Class A Common Stock on March 1, 2006 was 64.

      There were 7 holders of record of the Company's Class B Common Stock on March 1, 2006. There is no established public trading market for the Company's Class B Common Stock.

Dividend Policy

      The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend, among other things, upon, future earnings, operations, capital requirements, proposed tax legislation, the financial condition of the Company and general business conditions.

      The Company established a quarterly dividend policy in 2003 and made the following dividend payments to shareholders on record as of the close of business on the dates noted during the fiscal years ended December 31, 2005 and December 31, 2004:

            $0.18 per share   November 23, 2005
            $0.16 per share   August 25, 2005
            $0.16 per share   May 24, 2005
            $0.16 per share   March 9, 2005
            $0.14 per share   November 24, 2004
            $0.14 per share   August 24, 2004
            $0.12 per share   May 24, 2004
            $0.12 per share   March 9, 2004

      On March 1, 2006, the Board of Directors declared a quarterly cash dividend of $0.18 per share, payable on March 30, 2006, to shareholders of record at the close of business on March 9, 2006.

        The Company had the following securities authorized for issuance under equity compensation plans as of December 31, 2005:

Plan Category       Number of        Weighted-average   Number of securities
                    securities to    exercise price     remaining available
                    be issued upon   of outstanding     for future issuance
                    exercise of      options, warrants, under equity
                    outstanding      and rights         compensation plans
                    options,                            (excluding securities
                    warrants, and                       reflected in
                    rights                              column (a))

                     (a)             (b)                (c)


Equity              2,600,717        $23.64              1,486,855
compensation
plans approved
by security
holders


Equity              N/A              N/A                 N/A
compensation
plans not
approved by
security
holders

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


                        2005       2004       2003       2002       2001

Income Statement Data:
Net sales              $474,060  $473,438   $430,101   $404,336  $365,809
Royalty revenue          43,983    42,763     38,252     28,713    22,116
Net revenue             518,043   516,201    468,353    433,049   387,925

Cost of goods sold      283,727   284,817    258,457    235,255   217,221
Gross profit (2)	      234,316   231,384    209,896    197,794   170,704
Selling and general
administrative
expenses (1)            188,953   174,519    157,824    152,618   145,919
Impairment of long-
lived assets              --          448      1,153      4,446         --
Operating income	       45,363    56,417     50,919     40,730     24,785
Interest and other
income, net               4,151     1,411        825      1,102      2,135
Income before
provision for income
taxes                    49,514    57,828     51,744     41,832     26,920
Provision for income
Taxes                    15,988    21,976     19,145     15,687     10,304
Net income	             33,526    35,852     32,599     26,145     16,616
Earnings per share:
Basic                     $1.69     $1.79      $1.66      $1.33       $.83
Diluted                   $1.65     $1.74      $1.59      $1.27       $.80
Weighted average
shares outstanding:
Basic                    19,888    20,050     19,609     19,643     19,992
Diluted                  20,318    20,652     20,486     20,590     20,745
Cash dividends per share  $0.66     $0.52      $0.17         --         --


                         2005      2004        2003       2002       2001
Balance Sheet Data:
Working capital	    $187,106   $173,007    $154,161   $124,103     $96,709
Cash                    63,747     80,014     111,102     91,549      68,966
Marketable
Securities              66,400     40,000        --         --          --
Inventory               45,465     47,166      44,851     43,724      30,753

Total assets           340,671    304,587     273,841    240,317     201,889
Total debt, including
current maturities       3,000         --          --        171         383
Total shareholders'
equity                 244,660    216,528     196,334    164,902     140,894



(1)   Includes warehousing and receiving expenses.
(2) Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Item 7.     Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto that appear elsewhere in this Annual Report.

Overview

     Kenneth Cole Productions, Inc., designs, sources and markets a broad range of fashion footwear and handbags and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, Bongo, and Tribeca brand names. The Company's products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a contemporary lifestyle uniquely associated with Kenneth Cole.

     The Company markets its products
to more than 6,000 department and specialty store locations, as well as through its Consumer Direct business, which includes an expanding base of retail and outlet stores, consumer catalogs and interactive websites, including online e-commerce.

     The popularity of the Kenneth Cole brand names among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements and offers through these agreements a lifestyle collection of men's product categories including tailored clothing, dress shirts, dress pants, sportswear, neckwear, briefcases, portfolios, jewelry, fragrance, belts, leather and fabric outerwear, swimwear, sunglasses, prescription eyewear, watches, fragrance, swimwear, luggage, hosiery and small leather goods. Women's product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, prescription eyewear, watches, jewelry, fragrance, swimwear, and luggage. In addition, the Company licenses boys' and girls' apparel, as well as housewares, under the Kenneth Cole Reaction brand.

	The Company recorded record revenues of $518.0 million for the year ended December 31, 2005. Diluted earnings per share decreased 5.2% to $1.65 from $1.74 year over year. The Company's revenues for the year have improved over the prior year, primarily due to new product selection at retail, and continued success in a wide variety of licensed product classifications.
The Company's Balance Sheet remains strong with $130.1 million in cash and marketable securities. Additionally, the Company expects to continue its quarterly cash dividend, currently set at $0.18. The Company continued its new strategic initiative to reposition the Kenneth Cole New York brand as an accessible luxury brand. The Company believes that the repositioning of this brand will take the Company to its next stage of development, which will place the Company in the best position to benefit from the consolidation in the retail marketplace, maximize its own retail store concept and grow internationally. While this will enable the Company's brands to reach their potential, it will take time to fully transition the brand and realize the full financial benefits. As such, the Company continues to focus on designing and delivering high quality, fashionable products, creating efficient and compelling retail environments, and maintaining close partnerships with its licensees to ensure brand quality and distribution integrity.

Critical Accounting Policies and Estimates

General

       The Company's management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, income taxes, financing operations, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, as well as royalties and advertising revenues from its licensing partners. These customers include non-factored accounts and credit card receivables from third party service providers. If the financial conditions of these customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes

     The Company's income taxes are routinely under audit by federal, state, or local authorities. These audits include questioning of the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on its annual evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures. To the extent the Company is required to pay amounts in excess of recorded income tax liabilities, the Company's effective tax rate in a given financial statement period could be materially impacted.

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

Contingencies

      In the ordinary course of business, the Company is involved in and subject to compliance and regulatory reviews and audits by numerous authorities, agencies and other governmental agents and entities from various jurisdictions. The Company is required to assess the likelihood of any adverse outcomes of these matters. A determination of the amount of reserves required, if any, for these reviews is made after careful analysis of each individual issue. The reserves may change in the future due to new developments or final resolution in each matter, which may have a significant impact on the Company's results.










New Accounting and Tax Pronouncements

      In 2004, Internal Revenue Code Section 965 was enacted, as part of the American Jobs Creation Act. This is a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate provided that specified conditions and restrictions are satisfied. In addition, FASB Staff Position FAS 109-2 was issued to provide accounting and disclosure guidance relating to the repatriation provision. In 2005, the Company's Board of Directors approved and adopted a repatriation plan and, as such, the Company repatriated $12.5 million of unremitted foreign earnings, which resulted in a tax benefit of approximately $3.0 million for the year ended December 31, 2005, as a result of the Company providing for taxes for the foreign earnings at the prior statutory rate.

    In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005 and, as
such, the Company adopted SFAS 151 on January 1, 2006.   The
adoption of SFAS 151 did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

    In December 2004, the FASB issued Statement of Financial
Accounting Standards No. 123R, "Share-based Payments" ("SFAS 123R") which supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, public companies will be required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption options. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Earnings and diluted earnings per share are expected to decrease by approximately $5.4 million and $0.16, respectively, as a result of share-based grants in 2006, and those grants as of December 31, 2005 for which compensation expense has not been recognized under SFAS 123.

    Also in December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 on January 1, 2006, did not have a material impact on the Company's consolidated results of operations or financial condition.

    In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS 154"), a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements." This Statement requires retrospective application to prior periods' financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company adopted this statement on January 1, 2006, and does not anticipate that it will have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

     In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 is an interpretation of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), and clarifies the term conditional asset retirement obligation as used in SFAS 143, which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, the Company is required to identify any conditional asset retirement obligations it may have with respect to its long-lived assets, and recognize a liability for the fair value of any conditional asset retirement obligations, if the fair value of the liability can be reasonably estimated.
FIN 47 is effective for the fiscal year ending December 31, 2005. As such, the Company adopted FIN 47 in 2005, which did not impact the Company's results of operations, financial position, or cash flows.

Results of Operations

	The following table sets forth certain operating data of the Company as a percentage of net revenues for the periods indicated below:

                                   2005        2004       2003
Net sales                          91.5%       91.7%      91.8%
Royalty revenue                     8.5         8.3        8.2
                                    ---         ---        ---
Net revenues                      100.0       100.0      100.0
Cost of goods sold                 54.8        55.2       55.2
                                    ---         ---        ---
Gross profit (1)                   45.2        44.8       44.8
Selling, general and
administrative expenses            36.5        33.8       33.7
Impairment of long-lived assets     0.0         0.1        0.2
Operating income                    8.7        10.9       10.9
Income before provision for
income taxes                        9.6        11.2       11.1
Provision for income taxes          3.1         4.3        4.1
                                    ---         ---        ---
Net income                          6.5%        6.9%       7.0%


(1) Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

      Net revenues increased $1.8 million, or 0.4%, to $518.0 million in 2005 from $516.2 million in 2004. This increase was due to revenue increases in the Company's Wholesale and Licensing business segments, partially offset by decreases in the Company's Consumer
Direct business.

      Wholesale net sales (excluding sales to the Consumer Direct business segment) increased $4.6 million, or 1.6%, to $284.0 million in 2005 from $279.4 million in 2004. The increase was primarily attributable to a 23.9% increase in Kenneth Cole Reaction ladies' and children's footwear, and an approximate 9.0% growth across its handbags businesses, as compared to December 31, 2004. This growth was offset by decreases of 15.8% in Kenneth Cole New York men's and women's footwear, and 11.7% in Unlisted footwear
categories.   In 2005, the Company accelerated its strategic
initiative to reposition the Kenneth Cole New York brand as an accessible luxury brand and reduce the number of doors it was willing to distribute to. The Company believes that this transition is necessary to improve the Company's Wholesale net sales.
The Company will continue to focus on improving product offerings, advertising campaigns, marketing efforts, website, catalogs and growing retail presence, combined with the marketing efforts of its licensees, which it believes will be significant factors in strengthening and defining all of its distinct brands, including Kenneth Cole Reaction, Tribeca, and Bongo across all product classifications, thereby increasing consumer demand for these brands in the future.

      Net sales in the Company's Consumer Direct segment decreased $3.9 million, or 2.0%, to $190.1 million in 2005 from $194.0 million in 2004. The decrease was primarily due to a decrease in retail store sales of $5.4 million, or 2.9%, as compared to year ended December 31, 2004. Comparable store sales decreased by $13.2 million, or 7.5%, offset by an increase of $7.8 million of new store sales in 2005 plus the portion of 2005 sales for stores not open for all of 2004. In addition, the retail store sales decline was offset by Catalog/Internet and Gift Program sales, which increased by 21.5% for the year ended December 31, 2005. The Company believes the decrease in net sales in the Consumer Direct segment is primarily due to the Company's repositioning of the Kenneth Cole New York brand in its retail stores, which was accelerated in 2005. The Company believes well-executed Kenneth Cole New York products will be embraced by its customers, as illustrated by the success of the Kenneth Cole New York handbags business. However, some of the other products were not as well executed, and did not provide the consumer with the Company's highest standard of price and value, and were not well received. The Company is focusing on the design, price and value of its Kenneth Cole New York products for 2006. In an effort to maintain, solidify, and build positive sales results, the Company will continue to analyze inventory, focus on products and further scrutinize consumer trends, as well as concentrate on quality, style and price to continue customer acceptance of its brand repositioning strategy.

      Royalty revenue increased $1.2 million, or 2.8%, to $44.0 million in 2005 from $42.8 million in 2004. The increase was primarily from incremental minimum royalties from the Company's existing licensees, sales increases from fragrance and children's apparel, and its European licensee, offset by a reduction in minimum royalties from the transition of the women's sportswear licensee. Brand repositioning has slowed growth in 2005, as a result of the Company's strategic plan. However, the Company believes consumers look toward brands they know and feel are compatible with their lifestyles; therefore the synergies from its efforts to reinforce its brand identities through greater marketing efforts, by itself and its licensees across all product categories, will continue to strengthen and define its brands to improve name recognition allowing growth in sales both domestically and internationally throughout 2006.

       Consolidated gross profit increased to 45.2% in 2005, as a percentage of net revenues, compared to 44.8% in 2004. The increase was primarily a result of an improvement in Consumer Direct margins and the change in mix of the Company's net revenues from its Wholesale, Consumer Direct and Licensing segments. The Consumer Direct segment's revenues decreased as a percentage of net revenues, to 36.7%, for the year ended December 31, 2005, from 37.6% for the year ended December 31, 2004, while the revenues in the Wholesale segment, which operates at a lower gross profit percentage as compared to the Consumer Direct segment, increased as a percentage of net revenues to 54.8% for the year ended December 31, 2005, compared to 54.1% for the year ended December 31, 2004. The revenues in the Licensing segment, which carries no cost of goods sold, increased as a percentage of revenue to 8.5% from the year ended December 31, 2005 compared to 8.3% for the year ended December 31, 2004. Consumer Direct segment margins increased from higher price points on better quality products, as part of the Company's strategic initiative to reposition Kenneth Cole New York as an accessible luxury brand.

      Selling, general and administrative expenses, including warehousing and receiving expenses ("SG&A"), increased $14.5 million, or 8.3%, to $189.0 million (or 36.5% of net revenues) in 2005 from $174.5 million (or 33.8% of net revenues) in 2004, which includes severance costs of approximately $0.8 million in 2005. SG&A, as a percentage of net revenues, increased primarily due to investments in people and systems, increases in fixed costs from new and expanding retail stores, and the Company's loss of leverage on its comparable stores' sales base. Included within SG&A for the year ended December 31, 2004 was a one-time cost of $1.1 million associated with the closing and transition of the Company's east cost distribution center to a third-party service provider.

      The Company did not record asset impairment charges for the year ended December 31, 2005, as compared to the year ended December 31, 2004, in which the Company recorded approximately $0.5 million for the write-down of stores' leasehold improvements, furniture, and fixtures in the Company's Florida Mall store, located in Orlando, Florida and the Lexington Avenue store located in New York City.

      Interest and other income increased to $4.2 million for the year ended December 31, 2005 from $1.4 million in 2004. The increase was primarily due to a $1.2 million gain on the sale of marketable securities during the year ended December 31, 2005 and an average higher rate of return on investments.

      The Company's effective tax rate decreased to 32.3% for the year ended December 31, 2005 from 38.0% for the year ended December 31, 2004, as a result of a temporary provision that allows U.S.
companies to repatriate earnings from their foreign subsidiaries at a reduced tax. The Company repatriated approximately $12.5 million of prior years' foreign earnings, which resulted in approximately
$3.0 million in tax savings for the year ended December 31, 2005.

      As a result of the foregoing, net income decreased by $2.4 million, or 6.7%, to $33.5 million (6.5% of net revenue), for the year ended December 31, 2005, from $35.9 million (6.9% of net revenue).

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

      Royalty revenue increased $4.6 million, or 12.0%, to $42.8 million in 2004 from $38.2 million in 2003. The increase was primarily from incremental minimum royalties from the Company's existing licensees, most significantly women's apparel and fragrance, and from the Company's new men's casual pants licensee. This was offset by a decrease in royalties from the men's sportswear licensee. The Company believes consumers look toward brands they know and feel are compatible with their lifestyles. Therefore, the synergies from its efforts to reinforce its brand identities through greater marketing efforts, by itself and its licensees across all product categories, will continue to strengthen and define the Company's brands to improve name recognition allowing growth in sales both domestically and internationally through license partners.

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

      SG&A increased $16.7 million, or 10.6%, to $174.5 million (or 33.8% of net revenues) in 2004 from $157.8 million (or 33.7% of net revenues) in 2003. SG&A increased slightly as a percentage of net revenues, primarily due to professional fees from the implementation and compliance with the Sarbanes-Oxley Act of 2002 and higher labor costs in the Company's Wholesale and Licensing business segments.

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


Liquidity and Capital Resources

       The Company's cash requirements are generated primarily from working capital needs, retail expansion, enhanced technology, and other corporate activities. The Company primarily relies upon internally generated cash flows from operations to finance its operations and growth; however, it also has the ability to borrow up to $25.0 million under its line of credit. Cash flows may vary from time to time as a result of seasonal requirements of inventory, the timing of the delivery of merchandise to customers and the level of accounts receivable and payable balances. At December 31, 2005, working capital was $187.1 million compared to $173.0 million at December 31, 2004.

      Net cash provided by operating activities was $33.9 million for the year ended December 31, 2005 compared to $37.9 million for the year ended December 31, 2004. This decrease was primarily attributable to decrease in net income offset by the benefit for deferred taxes from the dividend repatriation resulting from the American Jobs Creations Act, as well as the timing of receivables and payables from operations.

      Net cash used in investing activities decreased to $45.0 million for the year ended December 31, 2005 compared to $50.0 million for the year ended December 31, 2004. This was primarily due to the sale of marketable securities, in which the Company received $16.8 million in proceeds, which was offset by the purchase of $41.0 million of marketable securities in 2005 versus $40.0 million of purchases in 2004. Capital expenditures were approximately $13.9 million and $10.1 million for 2005 and 2004, respectively. Expenditures on furniture, fixtures, and leasehold improvements for new retail store openings and expansions were $8.3 million and $6.9 million in 2005 and 2004, respectively. The remaining expenditures were primarily for leasehold improvements for the renovation of the Company's corporate headquarters and administrative offices and information system enhancements. In addition, $6 million was used to purchase six million shares of Bernard Chaus, Inc., in connection with the Company's licensing agreement and strategic relationship with Bernard Chaus, Inc.

      Net cash used in financing activities was $5.1 million for the year ended December 31, 2005 compared to $19.0 million for the year ended December 31, 2004. The decrease is primarily attributable to the Company's repurchase of 500,000 of its treasury shares for $13.9 million in 2004. This was offset by cash dividend payments to Class A and B Common Stock shareholders of $13.1 million in 2005 compared to $10.5 million in 2004. The Company also received proceeds of $4.7 million for stock option exercises in 2005 compared to $5.2 million in 2004. In addition, the Company entered into a short-term loan agreement related to the Company's repatriation plan and received $3.0 million in proceeds.

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

      The Company's material obligations under contractual agreements, primarily commitments for future payments under operating lease agreements as of December 31, 2005 are summarized as follows:

                         Payments Due by Period

              Total          1 year      2-3 years     4-5 years   After 5
                             or less                               years

Operating
Leases and
Other
Obligations $215,487,000  $27,713,000   $54,161,000  $48,990,000  $84,623,000
Purchase
Obligations   61,238,000   61,238,000
Building
Purchase
Commitment    24,000,000   24,000,000
Short-term
Borrowings     3,000,000    3,000,000
             -----------  -----------  ------------  -----------  -----------
Total
Contractual
Obligations  $303,725,000 $115,951,000  $54,161,000  $48,990,000  $84,623,000


      During 2006, the Company anticipates opening or expanding approximately 5 to 10 retail and outlet stores. These new and expanded stores will require approximately $9.5 million in aggregate capital expenditures and initial inventory requirements. The Company also anticipates that it will require increased capital expenditures to support its information systems over its historical spend. The Company signed an agreement with SAP to implement an integrated business platform across the Company's retail and outlet stores in 2006. The estimated expenditures related to the implementation are expected to be approximately $8.0 million.

      The Company currently has a line of credit, as amended, under which up to $25.0 million is available to finance working capital requirements and letters of credit to finance the Company's inventory purchases. Borrowings available under the line of credit are determined by a specified percentage of eligible accounts receivable and inventories and bear interest at (i) the higher of The Bank of New York's prime lending rate or the Federal Funds rate plus 0.5% at the date of borrowing or (ii) a negotiated rate. In connection with the line of credit, the Company has agreed to eliminate all the outstanding borrowings under the facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain receivables of the Company. The Company had no outstanding advances during 2005 and 2004 under this line of credit; however amounts available under the line were reduced to $18.3 million by $6.7 million standby letters of credit at December 31, 2005.

      In 2005, in connection with the Company's tax repatriation plan, one of the Company's foreign subsidiaries entered into a promissory note with a financial institution, which provided the foreign subsidiary with $3,000,000. The note is due in September 2006. Interest is payable monthly at an annual rate equal to the greater of the prime rate in effect on such date or the Federal Funds Rate in effect on such date plus
0.50%. The agreement contains a number of customary covenants and events of default. Upon the occurrence of an event of default, all borrowings and accrued interest shall become immediately due and payable. In addition, the Company entered into a Cash Collateral
Pledge Agreement, for $3,000,000, with a financial institution, which serves as collateral on the loan to the foreign subsidiary.

	In 2004, the Company entered into an agreement to purchase the office building that it is currently leasing for its corporate headquarters in New York City providing approximately 119,500 square feet of office space for approximately $24 million. The closing date is scheduled for approximately May 2006, the specific timing to be determined by the parties, based on the ability of the current landlord to satisfy certain terms and conditions. The
Company has incurred approximately $18.2 million as of December 31, 2005 in capital improvements and furniture expenditures in connection with this purchase.

	Also in 2004, the Company entered into a 10-year lease for its administrative offices located in New Jersey, for which it incurred approximately $0.2 million and $1.0 million in capital improvements and expenditures during 2005 and 2004, respectively.

	The Company believes that it will be able to satisfy its current expected cash requirements for 2006, including requirements for its retail expansion, corporate and administrative office build-outs, the purchase of the New York City corporate headquarters, enhanced information systems and the payments of its quarterly cash dividend, primarily with cash flow from operations and cash on hand.

Exchange Rates

      The Company routinely enters into forward exchange contracts for its future purchases of inventory denominated in foreign currencies, primarily the Euro. At December 31, 2005, forward exchange contracts with a notional value totaling $7.0 million were outstanding with settlement dates ranging from January 2006 through May 2006. Gains and losses on forward exchange contracts that are used for hedges are accounted for on the balance sheet as inventory and an adjustment to equity, and are subsequently accounted for as part of the purchase price of the inventory upon execution of the contract. At December 31, 2005, the unrealized loss on these outstanding forward contracts is approximately $184,000, net of taxes, which is included in Accumulated Other Comprehensive Income in the Statement of Changes in Shareholders' Equity and a decrease to inventory, which is the underlying exposure on the consolidated balance sheet. The Company expects to continue to routinely enter into additional foreign exchange contracts throughout the year. While the Company believes that its current procedures with respect to the reduction of risk associated with currency exchange rate fluctuations are adequate, there can be no assurance that such fluctuations will not have a material adverse effect on the results of operations of the Company in the future.

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

      At December 31, 2005, the Company had forward exchange contracts totaling with notional values $7.0 million, which resulted in an unrealized loss of approximately $184,000, net of taxes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. A two or less percentage point increase in interest rates affecting the Company's credit facility would not have had a material effect on the Company's 2005 and 2004 net income.


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


Item 9.      Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

      None.

Item 9A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

       As of December 31, 2005 the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) and have concluded that the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2005.

      Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

      There were no changes in the Company's internal controls over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

Item 9B.      Other Information

       None.

                              PART III

Item 10.     Directors and Executive Officers of the Registrant

      Except for the information regarding directors and executive officers of the registrant, which is included in Part I, the information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 23, 2006 to be filed with the Securities and Exchange
Commission within 120 days after December 31, 2005 and is incorporated herein by reference in response to this item.


Item 11.      Executive Compensation

      The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 23, 2006 to be filed with the Securities and Exchange
Commission within 120 days after December 31, 2005 and is incorporated herein by reference in response to this item.

Item 12.      Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters

      The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 23, 2006 to be filed with the Securities and Exchange
Commission within 120 days after December 31, 2005 and is incorporated herein by reference in response to this item.


Item 13.      Certain Relationships and Related Transactions

      The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 23, 2006 to be filed with the Securities and Exchange
Commission within 120 days after December 31, 2005, and is incorporated herein by reference in response to this item.

Item 14.      Principal Accountant Fees and Services

      The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 23, 2006 to be filed with the Securities and Exchange
Commission within 120 days after December 31, 2005 and is incorporated herein by reference in response to this item.


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
of New York to Kenneth Cole Productions, Inc., Kenneth Cole
Leather Goods, Inc. and Unlisted, Inc.; $7,500,000 Promissory
Note, dated February 1, 1994 by Kenneth Cole Productions,
Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc.
issued to The Bank of New York; Letter Agreement, dated
December 16, 1993, between The Bank of New York and Kenneth
Cole Productions, Inc., Unlisted, Inc., Kenneth Cole Leather
Goods, Inc., Cole Productions, Inc., Cole West, Inc., Kenneth
Cole Financial Services, Inc., Cole Woodbury, Inc., Cole
Sunset, Inc. and Cole Fifth Avenue, Inc.; General Guarantees,
dated December 16, 1993, in favor of The Bank of New York by
Kenneth Cole Leather Goods, Inc. for Unlisted, Inc., by
Kenneth Cole Leather Goods, Inc. for Kenneth Cole
Productions, Inc., by Unlisted, Inc. for Kenneth Cole
Productions, Inc., by Unlisted, Inc. for Kenneth Cole Leather
Goods, Inc., by Kenneth Cole Productions, Inc. for Kenneth
Cole Leather Goods, Inc., and by Kenneth Cole Productions,
Inc. for Unlisted, Inc.; General Loan and Security
Agreements, dated December 16, 1993, between The Bank of New
York and each of Kenneth Cole Productions, Inc., Kenneth Cole
Leather Goods, Inc. and Unlisted, Inc.; and Personal
Guarantees of Mr. Kenneth D. Cole, dated December 16, 1993,
in favor of The Bank of New York for Kenneth Cole
Productions, Inc., Unlisted, Inc. and Kenneth Cole Leather
Goods, Inc. (Incorporated by reference to Exhibit 10.03 to
the Company's Registration Statement on Form S-1,
Registration No. 33-77636).
			Line of Credit Letter, dated December 9, 1994 from The Bank
of New York to Kenneth Cole Productions, Inc.; $7,500
Promissory Note, dated December 15, 1994 by Kenneth Cole
Productions, Inc. issued to The Bank of New York; Letter of
Termination of Personal Guarantees of Mr. Kenneth D. Cole,
dated December 8, 1994, in favor of The Bank of New York for
Kenneth Cole Productions, Inc., Unlisted, Inc. and Kenneth
Cole Leather Goods, Inc. (Incorporated by reference to
Exhibit 10.03 to the Company's 1994 Form 10-K).
      10.03A -$10,000 Promissory Note, dated July 31, 1995 by Kenneth Cole
Productions, Inc. issued to The Bank of New York. (Previously filed as Exhibit 10.03A to the Registrant's Annual Report on
Form 10-K for the year ended December 31, 1996 and
incorporated herein by reference).
      *10.04 -Kenneth Cole Productions, Inc. 1994 Stock Option Plan.
(Incorporated by reference to Exhibit 10.04 to the Company's
Registration Statement on Form S-1, Registration No. 33-
77636).
      *10.05 -Employment Agreement, dated as of April 30, 1994, between
Kenneth Cole Productions, Inc. and Kenneth D. Cole.
(Incorporated by reference to Exhibit 10.05 to the Company's
Registration Statement on Form S-1, Registration No. 33-
77636).
      *10.06 -Employment Agreement, dated as of April 30, 1994, between
Kenneth Cole Productions, Inc. and Paul Blum. (Incorporated
by reference to Exhibit 10.06 to the Company's Registration
Statement on Form S-1, Registration No. 33-77636).
      *10.07 -Employment Agreement, dated as of April 30, 1994,
between Kenneth Cole Productions, Inc. and Stanley A. Mayer;
Stock Option Agreement dated as of March 31, 1994 between
Kenneth Cole Productions, Inc. and Stanley A. Mayer.
(Incorporated by reference to Exhibit 10.07 to the Company's
Registration Statement on Form S-1, Registration No. 33-
77636).

Stock Option Agreement dated as of June 1, 1994, between
Kenneth Cole Productions, Inc. and Stanley A. Mayer; Stock
Option Agreement dated as of July 7, 1994, between Kenneth
Cole Productions, Inc. and Stanley A. Mayer (Incorporated by
reference to Exhibit 10.07 to the Company's 1994 Form 10-K).
      10.08	-Collective Bargaining Agreement by and between the New York
Industrial Council of the National Fashion Accessories
Association, Inc. and Leather Goods, Plastics, Handbags and
Novelty Workers' Union, Local 1, dated as of April 25, 1987;
Memorandum of Agreement by and between the New York
Industrial Council of the National Fashion Accessories
Association, Inc. and Leather Goods, Plastics, Handbags and
Novelty Workers' Union, Local 1, Division of Local 342-50
United Food and Commercial Workers Union, dated as of June
16, 1993. (Incorporated by reference to Exhibit 10.08 to the
Company's Registration Statement on Form S-1, Registration
No. 33-77636).
      10.09	-Memorandum of Agreement between the New York Industrial
Council of the National Fashion Accessories Association Inc.
and Local 1 Leather Goods, Plastics, Handbags, and Novelty
Workers Union, Division of Local 342-50 United Food and
Commercial Workers Union (Previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the
quarterly period ended June 30, 1996 and incorporated herein by reference).
      *10.10 -Employment Agreement between Kenneth Cole Productions,
Inc., and Paul Blum. (Previously filed as Exhibit 10.6 to the
Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by
reference).
      10.11	-Sublease Agreement, dated June 17, 1996, between Kenneth Cole
Productions, Inc. and Liz Claiborne Accessories, Inc.
(Incorporated by reference to Exhibit 10.11 to the Company's
1996 Form 10-K).
      *10.12 -Amended and Restated Kenneth Cole Productions, Inc. 1994
Stock Option Plan (Previously filed as an Exhibit to the
Registrant's Proxy Statement filed on April 22, 1997 and
incorporated herein by reference).
      *10.13 -Employment Agreement between Kenneth Cole Productions,
Inc. and Susan Hudson (Previously filed as an Exhibit to the
Company's 1997 Form 10-K).
       10.14 -Lease Agreement, dated December 17, 1998, between
Kenneth Cole Productions, Inc. and SAAR Company, LLC.
(Previously filed as Exhibit 10.14 to the Registrants Annual
Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference).
      10.15 -Common Stock Purchase Agreement, dated July 20, 1999, between Liz Claiborne, Inc. and Kenneth Cole Productions,
Inc.  (Previously filed as Exhibit 10.01 to the Registrants
Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 1999).
      10.16 -Registration Rights Agreement, dated July 20, 1999, between Liz Claiborne, Inc. and Kenneth Cole Productions,
Inc.  (Previously filed as Exhibit 10.02 to the Registrants
Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 1999).
      10.17 -License Agreement, dated July 20, 1999, by and between
L.C.K.L., LLC and K.C.P.L., Inc.  (Portions of this exhibit
have been omitted pursuant to a request for confidential
treatment and been filed separately with the Securities and
Exchange Commission.  Such portions are designated by a "*".
(Previously filed as Exhibit 10.03 to the Registrants
Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 1999).
      10.18 -Amended and Restated Employment Agreement, dated as of
September 1, 2000, between Kenneth Cole Productions, Inc. and
Paul Blum (Previously filed as Exhibit 10.10 to the
Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by
reference).
      10.19 -Kenneth Cole Productions, Inc. Employee Stock Purchase
Plan (Incorporated by reference to the Company's Registration
Statement on Form S-8 Registration No. 33-31868, filed on
March 7, 2000.)
      10.20 -Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan (Incorporated by reference to the Company's Registration
Statement on Form S-8 Registration No. 333-119101, filed on
September 17, 2004.)
      10.21	-Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan
(Incorporated by reference to the Company's Registration
Statement on Form S-8 Registration No. 333-131724 filed on
February 10, 2006.)

      10.22	-Stock Purchase Agreement between Kenneth Cole Productions,
Inc. and Bernard Chaus, Inc. dated June 13, 2005 (Previously filed as Exhibit 10.21 to the Registrant's Quarterly Report
on Form 10-Q for the quarterly period ended June 30, 2005
and incorporated herein by reference.)
      10.23 -Termination Agreement between Kenneth Cole Productions, Inc. and Susan Q. Hudson dated October 5, 2005 (Previously filed as Exhibit 10.22 to the Registrant's Quarterly Report on Form
10-Q for the quarterly period ended September 30, 2005 and
incorporated herein by reference).
      10.24 -Employment Agreement between Kenneth Cole Productions, Inc.
and Richard S. Olicker dated January 3, 2006 (Previously
filed as Exhibit 10.1 to the Registrant's Current Report on
Form 8-K filed on January 10, 2006.)
      10.25	-Employment Agreement between Kenneth Cole Productions, Inc.
and Joel Newman dated February 13, 2006 (Previously filed as
Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on February 16, 2006.)
      +21.01 -List of Subsidiaries.
      +23.01 -Consent of Independent Registered Public Accounting Firm. +31.1 -Certification of Chief Executive Officer pursuant to
Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      +31.2 -Certification of Chief Financial Officer pursuant to
Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      +32.1 -Certification of Chief Executive Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

      +32.2 -Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________________
*      Management contract or compensatory plan or arrangement
required to be identified pursuant to Item 14(a) of this
report.
+      Filed herewith.

(b) See Item 15(a) (3) above for a listing of the exhibits included as a part of this report.

(c)    See Items 15(a)(1) and 15(a)(2) above.

       Kenneth Cole Productions, Inc. and Subsidiaries

         Index to Consolidated Financial Statements




                                                                 Page

Reports of Independent Registered Public Accounting Firm         F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004     F-5

Consolidated Statements of Income for the years ended
December 31, 2005, 2004 and 2003                                 F-7

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2005, 2004 and 2003             F-8

Consolidated Statements of Cash Flows for the years ended
December 31, 2005, 2004 and 2003                                 F-9

Notes to Consolidated Financial Statements                      F-10

Report of Independent Registered Public Accounting Firm


To The Board of Directors and Shareholders of Kenneth Cole
Productions, Inc.

      We have audited the accompanying consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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


      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kenneth Cole Productions, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kenneth Cole Productions, Inc. and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-
Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated
March 9, 2006 expressed an unqualified opinion thereon.


    /s/ Ernst & Young LLP


New York, New York
March 9, 2006

    Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Kenneth Cole
Productions, Inc.


      We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing in Item 9A, that Kenneth Cole Productions, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that Kenneth Cole Productions, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kenneth Cole Productions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2005 and our report dated March 9, 2006 expressed an unqualified opinion thereon.



    /s/ Ernst & Young LLP


New York, New York
March 9, 2006

              Kenneth Cole Productions, Inc. and Subsidiaries

                 Consolidated Balance Sheets

                                                   December 31,
                                               2005              2004
Assets
Current assets:
Cash and cash equivalents                   $63,747,000       $80,014,000
Marketable securities                        66,400,000        40,000,000
Due from factors                             33,975,000        34,936,000
Accounts receivable, less allowance for
doubtful accounts of $298,000 and
$302,000, respectively                       18,691,000        16,978,000
Inventories                                  45,465,000        47,166,000
Prepaid expenses and other current assets     6,059,000         2,664,000
Deferred taxes, net                           3,340,000         3,136,000
                                           ------------       ------------
Total current assets                        237,677,000       224,894,000
                                           ------------       ------------

Property and equipment-at cost, less
accumulated depreciation and amortization    42,975,000         38,510,000

Other assets:
Deferred taxes, net                          14,832,000          9,625,000
Deposits and sundry                          16,776,000          8,826,000
Deferred compensation plans assets           28,411,000         22,732,000
                                           ------------       ------------
Total other assets                           60,019,000         41,183,000
                                           ------------       ------------
Total Assets                               $340,671,000       $304,587,000
                                           ============       ============


      See accompanying notes to consolidated financial statements.


               Kenneth Cole Productions, Inc. and Subsidiaries

                  Consolidated Balance Sheets (continued)

                                                     December 31,
                                                  2005          2004
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable                            $31,129,000        $35,767,000
Accrued expenses and other current
liabilities                                   8,775,000          8,947,000
Short-term borrowings                         3,000,000
Deferred income                               3,835,000          2,920,000
Income taxes payable                          3,832,000          4,253,000
                                            -----------        -----------
Total current liabilities                    50,571,000         51,887,000

Accrued rent and other long term
liabilities                                  17,029,000         13,440,000
Deferred compensation plans liabilities      28,411,000         22,732,000

Commitments and contingencies

Shareholders' Equity:

Series A Convertible Preferred Stock,
par value $1.00, 1,000,000 shares
authorized, none outstanding
Class A Common Stock, par value $.01,
20,000,000 shares authorized;
15,573,961 and 15,054,845 issued as
of December 31, 2005 and 2004,
respectively                                    156,000            150,000
Class B Convertible Common Stock, par
value $.01, 9,000,000 shares
authorized; 8,010,497 and 8,055,497
issued and outstanding as of
December 31, 2005 and 2004,
Respectively                                     80,000             81,000
Additional paid-in capital                   89,351,000         78,417,000
Deferred Compensation                        (3,397,000)
Accumulated other comprehensive income        1,257,000          1,053,000
Retained Earnings                           237,369,000        216,983,000
                                            -----------        -----------
                                            324,816,000        296,684,000
Class A Common Stock in treasury, at
cost, 3,388,400 shares as of December 31,
2005 and 2004                               (80,156,000)       (80,156,000)
                                            -----------        -----------
Total Shareholders' Equity                  244,660,000        216,528,000
                                            -----------        -----------
Total Liabilities and Shareholders' Equity $340,671,000       $304,587,000
                                           ============       ============

            See accompanying notes to consolidated financial statements.



               Kenneth Cole Productions, Inc. and Subsidiaries
                 Consolidated Statements of Income



                                                 Year ended December 31,

                                       2005            2004           2003
Net sales                           $474,060,000   $473,438,000   $430,101,000
Royalty revenue                       43,983,000     42,763,000     38,252,000
                                     -----------    -----------    -----------
Net revenue                          518,043,000    516,201,000    468,353,000
Cost of goods sold                   283,727,000    284,817,000    258,457,000
                                     -----------    -----------    -----------
Gross profit                         234,316,000    231,384,000    209,896,000
Selling, general, and
administrative expenses              188,953,000    174,519,000    157,824,000
Impairment of long-lived assets                -        448,000      1,153,000
                                     -----------    -----------    -----------
Operating income                      45,363,000     56,417,000     50,919,000
Interest and other income, net         4,151,000      1,411,000        825,000
                                     -----------    -----------    -----------
Income before provision for
income taxes                          49,514,000     57,828,000     51,744,000
Provision for income taxes            15,988,000     21,976,000     19,145,000
                                     -----------    -----------    -----------
Net income                           $33,526,000    $35,852,000    $32,599,000
                                     ===========    ===========    ===========
Earnings per share:
    Basic                              $   1.69        $   1.79       $   1.66
    Diluted                            $   1.65        $   1.74       $   1.59

Dividends declared per share           $   0.66        $   0.52       $   0.17

Shares used to compute
earnings per share:

    Basic                            19,888,000     20,050,000      19,609,000
    Diluted                          20,318,000     20,652,000      20,486,000


        See accompanying notes to consolidated financial statements.


             Kenneth Cole Productions, Inc. and Subsidiaries
          Consolidated Statements of Changes in Shareholders' Equity

                                  Class A              Class B
                               Common Stock          Common Stock
                               Number                Number
                               of Shares    Amount   of Shares    Amount

Balance at 12/31/02
Net Income                    13,921,817  139,000   8,360,497    84,000
Translation adjustment,
Foreign currency,
net of taxes $(69,000)
Forward contracts,
net of taxes $126,000

Comprehensive income
Exercise of stock options
Related tax
Benefit $2,370,000               408,368    4,000
Issuance of Class A
Stock for ESPP                    12,606

Dividends paid on
common stock
Purchase of Class A
Stock
Conversion of Class B
to Class A Common Stock          192,000    2,000    (192,000)   (2,000)
                                ----------------------------------------

Balance at 12/31/03           14,534,791  145,000   8,168,497    82,000


Net Income
Translation adjustment
Foreign currency, net
of taxes $199,000
Forward contracts,
net of taxes $(32,000)
Unrealized gain on
available for sale
security,  net of
taxes $18,000

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


Net Income
Translation adjustment
Foreign currency,
net of taxes $148,000
Forward contracts,
net of taxes $(351,000)
Unrealized gains on
available for sale
securities,
net of taxes $301,000

Comprehensive income
Issuance of Restricted
Stock, net of forfeitures        152,960    2,000
Amortization of deferred
compensation
Shares surrendered by
employees to pay
taxes on restricted stock         (4,509)
Stock-based compensation
acceleration expense
Exercise of options,
related  tax benefit
$1,403,000                       312,064    3,000
Issuance of Class A
Stock for ESPP                    13,601
Dividends paid on
common stock
Conversion of Class B
to Class A common stock           45,000    1,000     (45,000)   (1,000)
                              ------------------------------------------

Balance at 12/31/05           15,573,961 $156,000   8,010,497   $80,000
                              ==========================================




                                Additional     Deferred          Accumulated
                                Paid-In        Compensation      Other
                                Capital                          Comprehensive
                                                                 Income


Balance at 12/31/02           63,476,000                        654,000

Net Income
Translation adjustment,
Foreign currency,
net of taxes $(69,000)                                         (118,000)
Forward contracts,
net of taxes $126,000                                           215,000

Comprehensive income
Exercise of stock options
Related tax
Benefit $2,370,000             6,304,000
Issuance of Class A
Stock for ESPP                   212,000
Dividends paid on
common stock
Purchase of Class A
Stock
Conversion of Class B
to Class A Common Stock
                              --------------------------------------------
Balance at 12/31/03           69,992,000                        751,000

Net Income
Translation adjustment
Foreign currency, net
of taxes $199,000                                               325,000
Forward contracts,
net of taxes $(32,000)                                          (53,000)
Unrealized gain on
available for sale
security,  net of
taxes $18,000                                                    30,000

Comprehensive income
Exercise of stock options
Related tax
Benefit $3,031,000             8,204,000
Issuance of Class A
Stock for ESPP                   221,000
Dividends paid on
common stock
Purchase of Class A
stock
Conversion of Class B
to Class A common stock
                             ------------------------------------------
Balance at 12/31/04          $78,417,000                     $1,053,000


Net Income
Translation adjustment
Foreign currency,
net of taxes $148,000                                           310,000
Forward contracts,
net of taxes $(351,000)                                        (737,000)
Unrealized gains on
available for sale
securities,
net of taxes $301,000                                           631,000

Comprehensive income
Issuance of Restricted
Stock, net of forfeitures      4,554,000     (4,556,000)
Amortization of deferred
Compensation                                  1,120,000
Shares surrendered by
employees to pay
taxes on restricted stock       (134,000)
Stock-based compensation
acceleration expense             100,000         39,000
Exercise of options,
related  tax benefit
$1,403,000                     6,085,000
Issuance of Class A
Stock for ESPP                   329,000
Dividends paid on
common stock
Conversion of Class B
to Class A common stock
                              -----------------------------------------
Balance at 12/31/05          $89,351,000    $(3,397,000)     $1,257,000
                             ==========================================



                                           Treasury Stock
                             Retained        Number             Amount
                             Earnings        of
                                             Shares

Balance at 12/31/02          162,244,000     (2,688,400)    (61,695,000)

Net Income                    32,599,000
Translation adjustment,
Foreign currency,
net of taxes $(69,000)
Forward contracts,
net of taxes $126,000

Comprehensive income
Exercise of stock options
Related tax
Benefit $2,370,000
Issuance of Class A
Stock for ESPP
Dividends paid on
common stock                  (3,258,000)
Purchase of Class A
Stock                                          (200,000)     (4,526,000)
Conversion of Class B
to Class A Common Stock
                             -------------------------------------------
Balance at 12/31/03           191,585,000    (2,888,400)    (66,221,000)

Net Income                     35,852,000
Translation adjustment
Foreign currency, net
of taxes $199,000
Forward contracts,
net of taxes $(32,000)
Unrealized gain on
available for sale
security,  net of
taxes $18,000

Comprehensive income
Exercise of stock options
Related tax
Benefit $3,031,000
Issuance of Class A
Stock for ESPP
Dividends paid on
common stock                 (10,454,000)
Purchase of Class A
Stock                                          (500,000)    (13,935,000)
Conversion of Class B
to Class A common stock
                             ------------------------------------------
Balance at 12/31/04         $216,983,000     (3,388,400)   $(80,156,000)


Net Income                    33,526,000
Translation adjustment
Foreign currency,
net of taxes $148,000
Forward contracts,
net of taxes $(351,000)
Unrealized gains on
available for sale
securities,
net of taxes $301,000

Comprehensive income
Issuance of Restricted
Stock, net of forfeitures
Amortization of deferred
compensation
Shares surrendered by
employees to pay
taxes on restricted stock
Stock-based compensation
acceleration expense
Exercise of options,
related  tax benefit
$1,403,000
Issuance of Class A
Stock for ESPP
Dividends paid on
common stock                 (13,140,000)
Conversion of Class B
to Class A common stock
                             ------------------------------------------

Balance at 12/31/05         $237,369,000     (3,388,400)   $(80,156,000)
                             ==========================================


                               Total

Balance at 12/31/02          164,902,000

Net Income                    32,599,000
Translation adjustment,
Foreign currency,
net of taxes $(69,000)          (118,000)
Forward contracts,
net of taxes $126,000            215,000
                             -----------

Comprehensive income          32,696,000
Exercise of stock options
Related tax
Benefit $2,370,000             6,308,000
Issuance of Class A
Stock for ESPP                   212,000
Dividends paid on
common stock                  (3,258,000)
Purchase of Class A
Stock                         (4,526,000)
Conversion of Class B
to Class A Common Stock
                             -----------


Balance at 12/31/03          196,334,000


Net Income                    35,852,000
Translation adjustment
Foreign currency, net
of taxes $199,000                325,000
Forward contracts,
net of taxes $(32,000)           (53,000)
Unrealized gain on
available for sale
security,  net of
taxes $18,000                     30,000
                             -----------

Comprehensive income          36,154,000
Exercise of stock options
Related tax
Benefit $3,031,000             8,208,000
Issuance of Class A
Stock for ESPP                   221,000
Dividends paid on
common stock                 (10,454,000)
Purchase of Class A
Stock                        (13,935,000)
Conversion of Class B
to Class A common stock
                             -----------
Balance at 12/31/04         $216,528,000

Net Income                    33,526,000

Translation adjustment
Foreign currency,
net of taxes $148,000            310,000
Forward contracts,
net of taxes $(351,000)         (737,000)
Unrealized gains on
available for sale
securities,
net of taxes $301,000            631,000
                             -----------

Comprehensive income          33,730,000
Issuance of Restricted
Stock, net of forfeitures
Amortization of deferred
Compensation                   1,120,000
Shares surrendered by
employees to pay
taxes on restricted stock       (134,000)
Stock-based compensation
acceleration expense             139,000
Exercise of options,
related  tax benefit
$1,403,000                     6,088,000
Issuance of Class A
Stock for ESPP                   329,000
Dividends paid on
common stock                 (13,140,000)
Conversion of Class B
to Class A common stock
                             -----------

Balance at 12/31/05         $244,660,000
                             ============

    See accompanying notes to consolidated financial statement

           Kenneth Cole Productions, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows


                                         For the years ended December 31,

                                         2005        2004          2003
Cash flows from operating
activities
Net income                           $33,526,000   $35,852,000  $32,599,000
Adjustments to reconcile net
income to net cash provided by
operating activities:
Depreciation and amortization          9,400,000     7,844,000    7,604,000
Impairment of long-lived assets                -       448,000    1,153,000
Unrealized gain on deferred
compensation plans                      (914,000)   (1,127,000)  (2,543,000)
Realized gain on sale of
property and equipment                         -       (14,000)           -
Realized gain on sale of
marketable securities                 (1,246,000)            -            -
Provision for doubtful accounts          294,000       227,000      262,000
Benefit for deferred taxes            (5,791,000)   (1,709,000)    (399,000)
Tax benefit from stock options         1,403,000     3,031,000    2,370,000
Taxes related to restricted stock       (134,000)            -            -
Unrealized gains from
available-for-sale securities           (631,000)            -            -
Stock based compensation expense       1,259,000             -            -
Changes in operating assets and
liabilities:
Decrease/(increase) in due
from factors                             961,000    (3,449,000)    (601,000)
Increase in accounts receivable       (2,007,000)   (5,951,000)  (3,632,000)
Decrease/(increase) in inventories       964,000    (2,368,000)    (912,000)
Increase in prepaid expenses
and other current assets              (3,395,000)   (1,321,000)    (269,000)
Increase in other assets              (5,073,000)   (4,404,000)  (4,909,000)
(Decrease)/increase in
income taxes payable                    (421,000)    1,314,000   (3,301,000)
(Decrease)/increase in
accounts payable                      (4,638,000)    1,920,000      213,000
Increase (decrease) in
deferred income, accrued
expenses and
other current liabilities              1,057,000     1,044,000   (2,812,000)
Increase in other non-
current liabilities                    9,268,000     6,604,000    8,067,000
                                      ----------     ---------    ---------

Net cash provided by operating
activities                            33,882,000    37,941,000   32,890,000

Cash flows used in investing
activities
Acquisition of property and
Equipment                            (13,865,000)  (10,101,000)  (9,510,000)
Proceeds from sale of marketable
Securities                            16,755,000             -            -
Proceeds from sale of property and
equipment                                      -        68,000            -
Purchase of stock                     (6,000,000)            -            -
Purchases of marketable securities   (41,909,000)  (40,000,000)           -
                                     ------------   ------------  ----------
Net cash used in investing
Activities                           (45,019,000)  (50,033,000)  (9,510,000)

Cash flows used in financing
activities
Proceeds from short-term
Borrowings                             3,000,000            -             -
Proceeds from exercise of stock
options                                4,685,000     5,177,000    3,938,000
Proceeds from issuance of stock
from employee purchase plan              329,000       221,000      212,000
Principal payments of capital
lease obligations                              -             -     (171,000)
Dividends paid to shareholders       (13,140,000)  (10,454,000)  (3,258,000)
Purchase of treasury stock                     -   (13,935,000)  (4,526,000)
                                     -----------   -----------   -----------
Net cash used in financing
Activities                            (5,126,000)  (18,991,000)  (3,805,000)
Effect of exchange rate changes on
cash                                      (4,000)       (5,000)     (22,000)
                                     -----------   -----------   -----------
Net (decrease)/increase in cash
and cash equivalents                 (16,267,000)  (31,088,000)  19,553,000
Cash and cash equivalents,
beginning of year                     80,014,000   111,102,000   91,549,000
Cash and cash equivalents, end of
year                                 $63,747,000   $80,014,000 $111,102,000
                                     ===========   =========== ============

Supplemental disclosures of cash
flow information

Cash paid during the period for:
Interest                                 $68,000       $27,000      $40,000
Income taxes                         $21,194,000   $19,341,000  $20,583,000



            See accompanying notes to consolidated financial statements.

              Kenneth Cole Productions, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements

Note A - Summary of Significant Accounting Policies

1.  Description of business

      Kenneth Cole Productions, Inc. and its subsidiaries (the "Company") designs, sources and markets a broad range of quality footwear and handbags, and through license agreements, designs and markets men's, women's and children's apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, and Tribeca brands for the fashion conscious consumer. In addition, the Company added the Bongo trademark for footwear through a license agreement in 2003. The Company markets its products for sale to approximately 6,000 department stores and specialty store locations in the United States, as well as other locations throughout the world, through its retail and outlet store base, and its interactive website. The Company also distributes consumer catalogs that feature a variety of Kenneth Cole New York and Kenneth Cole Reaction branded products.

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



5.  Marketable securities

      In 2004, the Company began investing in auction rate securities, debt securities backed by student loans, and have maturity dates ranging from approximately 2023 to 2038. The Company accounts for these investments as marketable securities, and has classified them as available-for-sale securities under SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").
They are recorded at fair value, and are reset every 7 to 35 days, and repurchased based on the Company's cash needs. The purchase of these securities is included in the accompanying Statement of Cash Flows as an investing activity.

             Kenneth Cole Productions, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements

Note A - Summary of Significant Accounting Policies (continued)


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

8.   Income taxes

      Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


9.  Revenue recognition

      Wholesale revenues are recognized upon shipment of products to customers since title passes upon shipment. Retail and outlet store revenues are recognized at the time of sale. Both wholesale and retail store revenues are shown net of returns, discounts, and other allowances. Reserves for estimated returns and allowances for discounts are provided when sales are recorded. The Company has also entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined in each license agreement. In circumstances whereby licensee sales exceed the quarterly contractual minimums, but not the annual minimums, royalty contributions are deferred on the balance sheet. As the licensee sales exceed the annual contractual minimums, the royalty contributions are recognized.

        Kenneth Cole Productions, Inc. and Subsidiaries
        Notes to Consolidated Financial Statements (continued)


Note A - Summary of Significant Accounting Policies (continued)



10. Advertising costs

      The Company incurred advertising costs, including certain in-house marketing expenses of $ 21.8 million, $20.0 million, and $16.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Advertising costs are expensed as incurred and are included in Selling, General, and Administrative expenses in the accompanying Consolidated Statement of Income. Included in advertising expenses are costs associated with cooperative advertising programs, under which the Company generally shares the cost of a customer's advertising expenditures.

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

      Kenneth Cole Productions, Inc. and Subsidiaries
       Notes to Consolidated Financial Statements (continued)

Note A - Summary of Significant Accounting Policies (continued)


                                       Year Ended December 31,

                                  2005         2004       2003

Net Income, as reported     $33,526,000    $35,852,000  $32,599,000

Add: Stock-based
compensation,
related to
restricted stock,
included in reported
net income, net of
related tax effect              852,000             --           --

Deduct: Stock-based
employee compensation
expense determined under
fair value method,
net of related tax
effects                      (7,318,000)    (3,429,000)  (2,855,000)
                            -----------    -----------   ----------

Pro forma net income        $27,060,000    $32,423,000  $29,744,000
                            ===========     ==========   ==========


Earnings per share:
Basic - as reported               $1.69          $1.79        $1.66
Basic - pro forma                 $1.36          $1.62        $1.52

Diluted - as reported             $1.65          $1.74        $1.59
Diluted - pro forma               $1.33          $1.57        $1.45


      The effects of applying SFAS 123 on this pro forma disclosure may not be indicative of future results, and additional awards in future years may or may not be granted. (See Note K.)

12.  Derivative instruments and hedging activities

      The Company uses derivative instruments, typically forward contracts, to manage its risk associated with movements in the Euro exchange rates in purchasing inventory. In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedge Activities" ("SFAS 133"), the Company recognizes all derivatives on the Balance Sheet. Also, derivative instruments that meet certain criteria in SFAS 133 are classified as cash flow hedges, and changes in fair value are recognized in Other Comprehensive Income, in the accompanying Statement of Changes in Shareholders' Equity, until the underlying transaction is completed and the derivative is settled. Upon settlement, any amounts remaining in Other
Comprehensive Income are reclassified to earnings.   Those
derivatives that are not classified as cash flow hedges are
adjusted to fair value through earnings.   The Company does not
hold derivative instruments for the purpose of trading or speculation, and designated all hedges as cash flow hedges in 2005. (See Note F.)

           Kenneth Cole Productions, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements (continued)

Note A - Summary of Significant Accounting Policies (continued)

13.  Shipping and Handling Costs

    The Company includes amounts billed to customers for shipping costs in net sales. The related internal and external shipping and handling costs incurred by the Company are included in the Cost of Goods Sold line item in the accompanying Consolidated Statements of Income. Such costs include inbound freight costs, purchasing costs, inspection costs, internal transfer costs, and other product procurement related charges.

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



Note B   - Earnings Per Share

      The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share are calculated by dividing net income by weighted average common shares outstanding. Diluted earnings per share are calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities under the Company's stock incentive plans. Dilutive securities, which include stock options, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted average shares outstanding for the period. Stock options amounting to 946,000, 916,000 and 376,000 as of December 31, 2005, 2004, and 2003, respectively, have been excluded from the diluted per share calculations, since their effect would be antidilutive.

         Kenneth Cole Productions, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements (continued)

Note B   - Earnings Per Share (continued)

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".


                                        For the Year Ended December 31,
                                     2005         2004          2003
Weighted average
common shares outstanding        19,888,000   20,050,000   19,609,000
Effect of dilutive securities:
Restricted stock &
shares issued through
Employee Stock Purchase Plan          5,000           -            -
Stock options                       425,000      602,000      877,000
                                 ----------   ----------   ----------
Weighted average common
shares outstanding and common
share equivalents                20,318,000   20,652,000   20,486,000
                                 ==========   ==========   ==========


Note C   - Due from Factors and Accounts Receivable

      The Company sells substantially all of its accounts receivable to its factors, without recourse, subject to credit limitations established by the factor for each individual account. Certain accounts receivable in excess of established limits are factored with recourse. Included in amounts due from factor at December 31, 2005 and 2004 is accounts receivable subject to recourse totaling approximately $1,115,000 and $1,132,000 respectively. The agreements with the factors provide for payment of a service fee on receivables sold.

      At December 31, 2005 and 2004, the balance due from factor, which includes chargebacks, is net of allowances for returns, discounts, and other deductions of approximately $8,068,000 and $8,377,000, respectively. The allowances are provided for known chargebacks reserved for but not written off the Company's financial records and for potential future customer deductions based on management's estimates.

      In the ordinary course of business, the Company has accounts receivable that are non-factored and are at the Company's risk. At December 31, 2005 and 2004, the accounts receivable balance includes allowance for doubtful accounts and consumer direct sales
returns of approximately $1,108,000 and $1,002,000.    These
customers include non-factored accounts and credit card receivables from third party service providers. The allowances provided for sales returns are for potential future retail customer merchandise returns based on management's estimates. The allowance for doubtful accounts is provided for estimated losses resulting from the inability of its customers to make required payments.

               Kenneth Cole Productions, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (continued)

Note D - Property and Equipment

    Property and equipment consist of the following:

                                                 December 31,
                                           2005             2004
Property and equipment-at cost:
Furniture and fixtures                   $27,871,000       $24,861,000
Machinery and equipment                   17,473,000        14,311,000
Leasehold improvements                    50,212,000        44,661,000
Leased equipment under capital lease              --           967,000
                                         -----------        ----------
                                          95,556,000        84,800,000
Less accumulated depreciation
                                          52,581,000        46,290,000
                                         -----------       -----------
Net property and equipment               $42,975,000       $38,510,000
                                         ===========       ===========




Note E - Impairment of Long-Lived Assets

      In 2004 and 2003, the Company recorded non-cash asset impairment charges of $448,000 and $1,153,000, respectively. Management reviews its retail stores' estimated undiscounted future cash flows and determines whether or not a write-down to current value is required. The impairment charges related to stores' leasehold improvements, and furniture and fixtures, and were separately disclosed in the accompanying Consolidated Statement of Income.


Note F - Foreign Currency Transactions, Derivative Instruments and Hedging Activities

       The Company, in the normal course of business, routinely enters into forward contracts in anticipation of future purchases of inventory denominated in foreign currencies. These forward contracts are used to hedge against the Company's exposure to changes in Euro exchange rates to protect the purchase price of merchandise under such commitments. The Company has classified these contracts as Cash Flow Hedges under SFAS 133. The Company had forward contracts of $7,000,000, $24,000,000, and $9,500,000 at
December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, forward contracts have maturity dates through May 2006.

       All terms and conditions of the forward contracts are included in the measurement of the related hedge effectiveness. The critical terms of the forward contracts are the same as the underlying forecasted transactions; therefore changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during 2005, 2004, and 2003. At December 31, 2005, the Company's notional $7,000,000 in forward exchange contracts

             Kenneth Cole Productions, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note F - Foreign Currency Transactions, Derivative Instruments and Hedging Activities (continued)

resulted in an unrealized loss of approximately $184,000, net of taxes, which is included in Accumulated Other Comprehensive Income in the Statement of Changes in Shareholders' Equity and a decrease to inventory, which is the underlying exposure on the Consolidated Balance Sheet. The Company expects to reclassify all of the unrealized loss from Other Comprehensive Income into earnings within the next five-month period due to the actual executions of forward contracts to purchase merchandise and the Company's ultimate sale of that merchandise.



Note G - Segment Reporting

       Kenneth Cole Productions, Inc. has three reportable segments:
Wholesale, Consumer Direct, and Licensing. The Wholesale segment designs and sources a broad range of fashion footwear, handbags and accessories and markets its products for sale to approximately
6,000 department and specialty store locations and to the Company's Consumer Direct segment. The Consumer Direct segment markets a broad selection of the Company's branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, catalogs, and e-commerce (at website addresses www.kennethcole.com and www.kennethcolereaction.com). The Licensing segment, through third party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in approximately 30 apparel and accessories categories for both men and women. The Company maintains control over quality, image and distribution of the licensees. This segment primarily consists of royalties earned on licensee sales to third parties of the Company's branded products and royalties earned on the purchase and sale to foreign retailers, distributors, or to consumers in foreign countries.

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

           Kenneth Cole Productions, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (continued)

Note G - Segment Reporting (continued)

Financial information of the Company's reportable segments is as follows (dollars in thousands):

                                           Consumer
                               Wholesale   Direct     Licensing    Totals
Year Ended December 31, 2005
Revenues                       $283,991    $190,069   $43,983      $518,043
Intersegment revenues            38,932                              38,932
Interest income, net              4,151                               4,151
Depreciation expense              3,059       6,333         8         9,400
Segment income (1) (2)           27,291       6,763    35,974        70,028
Segment assets                  272,848      57,657    13,157       343,662
Expenditures for long-lived
assets                            3,048      10,817                  13,865

Year Ended December 31, 2004
Revenues                       $279,440    $193,998   $42,763      $516,201
Intersegment revenues            35,133                              35,133
Interest income, net              1,411                               1,411
Depreciation expense              2,745       5,087        12         7,844
Impairment of long-lived
assets                                          448                     448
Segment income (1)(3)            29,135      12,232    35,454        76,821
Segment assets                  249,226      49,929     8,190       307,345
Expenditures for long-lived
assets                            3,150       6,949         2        10,101

Year Ended December 31, 2003
Revenues                       $254,524    $175,577   $38,252      $468,353
Intersegment revenues            32,671                              32,671
Interest income, net                825                                 825
Depreciation expense              2,698       4,893        13         7,604
Impairment of long-lived
assets                                        1,153                   1,153
Segment income (1)               30,644       6,843    31,556        69,043
Segment assets                  219,111      48,454     8,414       275,979
Expenditures for long-lived
assets                            4,924       4,584         2         9,510

(1) Before elimination of intersegment profit, unallocated corporate overhead and provision for income taxes.
(2) Segment income for the Wholesale segment includes one-time payment of $0.8 million for severance.
(3) Segment income for the Wholesale segment includes one-time payment of $1.1 million for costs associated with the Company's transfer to a third-party distribution center.

          Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Consolidated Financial Statements (continued)

Note G - Segment Reporting (continued)

The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (dollars in thousands):


Revenues                                2005            2004         2003
Revenues for reportable segments      $518,043        $516,201     $468,353
Intersegment revenues for reportable
segments                                38,932          35,133       32,671
Elimination of intersegment revenues   (38,932)        (35,133)     (32,671)
                                       -------          -------     -------
     Total consolidated revenues      $518,043        $516,201     $468,353
                                      ========         ========     =======



Income
Total profit for reportable segments    70,028         $76,821      $69,043
Elimination of intersegment profit     (11,005)         (9,303)      (8,524)
Unallocated corporate overhead          (9,509)         (9,690)      (8,775)
                                       --------         -------     --------
     Total income before provision for
     income taxes                      $49,514         $57,828      $51,744
                                       =======         ========     ========

Assets
Total assets for reportable segments  $343,662        $307,345     $275,979
Elimination of inventory profit in
consolidation                           (2,991)         (2,758)      (2,138)
                                       --------        --------     --------
    Total consolidated assets         $340,671        $304,587     $273,841
                                       ========        ========     ========


      Revenues from international customers were approximately 2.4%, 1.9%, and 1.0% of the Company's consolidated revenues for the years ended December 31, 2005, 2004, and 2003 respectively.


Note H - Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consist of the following:

                                         December 31,

                                     2005           2004
Rent                              $  723,000        $  448,000
Compensation                       4,268,000         5,454,000
Customer credits                   2,020,000         1,989,000
Other                              1,764,000         1,056,000
                                  ----------------------------
                                  $8,775,000        $8,947,000
                                  ============================


            Kenneth Cole Productions, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (continued)

Note I - Short-term Borrowings

      In 2005, one of the Company's foreign subsidiaries entered into a promissory note with a financial institution, which provided the foreign subsidiary with $3,000,000. The note is due in September 2006. Interest is payable monthly at an annual rate equal to the greater of the prime rate in effect on such date or the Federal Funds Rate in effect on such date plus .50%. The agreement contains a number of customary covenants and events of default. Upon the occurrence of an event of default, all borrowings and accrued interest shall become immediately due and payable. At December 31, 2005, the subsidiary was in compliance with all covenants. The carrying value of the loan approximates fair market value.

      In addition, the Company entered into a Cash Collateral Pledge Agreement, for $3,000,000, with a financial institution, which serves as collateral on the loan to the foreign subsidiary. The collateral will be released to the Company at the time that the promissory note is settled with the financial institution, and is included in Prepaid Expenses and Other Current Assets in the accompanying Consolidated Balance Sheet.

Note J - Benefit Plans

1.      401(k) Plan

      The Company's 401(k) profit-sharing plan covers all non-union employees, subject to certain minimum age and length of service requirements who are permitted to contribute specified percentages of their salary up to the maximum permitted by the Internal Revenue Service. The Company is obligated to make a matching contribution and may make an additional discretionary contribution, as defined. Contributions to the plan for the years ended December 31, 2005, 2004 and 2003 were approximately $487,000, $395,000, and $268,000, respectively.

2.     Deferred compensation plans

      The Kenneth Cole Productions, Inc. Deferred Compensation Plans are non-qualified plans maintained primarily to provide deferred compensation benefits for the Company's Chief Executive Officer, as well as a select group of "highly compensated employees", which includes certain Company management. The Company accounts for the investments in the deferred compensation plans as trading securities in accordance with SFAS 115. The amounts, deferred at the election of the employee, are invested based upon various asset alternatives. The assets are included in Deferred compensation plan assets, and the related liability is included in Deferred compensation plan liabilities.

      In 2005, 2004 and 2003, the Company deposited $1,215,000,
$1,516,000, and $247,000, respectively, into Supplemental Executive Retirement Plans ("SERP") for certain key executives. The amounts have been recorded in Deposits and Sundry in the accompanying Consolidated Balance Sheets. These plans are non-qualified deferred compensation plans. Benefits payable under these plans are based upon the performance of the individual directed investments from the Company's cumulative and future contributions. Benefits earned

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note J - Benefit Plans (continued)

under the SERP begin vesting after 3 years from issuance, and become 60% vested after 9 years of service, 75% vested upon the participant retiring at age 60 or later and 100% vested if the employee dies while in the Company's employment. The value of these investments at December 31, 2005 and 2004 were $5,818,000 and $5,206,000, respectively, which the Company accounts for as trading securities in accordance with SFAS 115. The unrealized gains and losses on the investments were recorded in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Income. In addition, the Company has recorded an accumulated long-term vested benefit obligation of approximately $2,377,000 and $1,814,000 at December 31, 2005 and 2004, respectively, within Accrued Rent and Other Long Term liabilities in the accompanying Consolidated Balance Sheets. In addition, SERP participants are covered by life insurance through a portion of the Company's contribution.

3.	Employee Stock Purchase Plan

	 During 2000, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's Class A Common Stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. For the years ended December
31, 2005, 2004, and 2003, employees purchased 13,601, 8,941, and
12,606 shares, respectively. Total shares purchased through December 31, 2005 were 76,555.

Note K - Stock -Based Compensation

	The Company's 2004 Incentive Stock Option Plan (the "Plan"), authorizes the grant of options to employees for up to 5,320,162 shares of the Company's Class A Common Stock. The Company amended the Plan in 2005 and authorized an additional 1,000,000 shares. Certain options granted under the Plan vest in one-third increments in each of the first, second and third years following the date of grant, while certain other options vest over five years. Options granted under the "Plan" have ten-year terms. Non-employee
Director stock options granted have ten-year terms and vest 50% on the first anniversary of the date of grant and become fully exercisable at the end of two years.

    In 2005, the Company accelerated the vesting of 250,000 "out-
of-the-money" stock options held by Kenneth D. Cole.   These
options were originally granted on August 4, 2004 and would have vested ratably in annual installments on the next three anniversaries of the date of grant. The per share exercise price for these options was $32.09, which was above the $30.34 fair market value of the Company's Class A common stock on the date of
acceleration.   The purpose of the acceleration was to eliminate
future compensation expense recognition the Company would otherwise have been required to recognize with respect to these accelerated options once Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS 123R") becomes effective in January 2006. The estimated future expense recognition that was eliminated was

           Kenneth Cole Productions, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements (continued)

Note K - Stock-Based Compensation (continued)

approximately $2,115,000. The acceleration of these options did not trigger an expense for accounting purposes, as the stock options had no intrinsic value at the date of acceleration.

      Also in 2005, the Company accelerated the vesting of 224,500 stock options held by various employees. These options were originally granted on July 1, 2004 and would have vested ratably in annual installments on the next two anniversaries of the date of grant. The per share exercise price for these options was $34.27, which was above the $25.50 fair market value of the
Company's Class A common stock on the date of acceleration.   The
estimated future expense recognition that was eliminated was approximately $1,400,000. The acceleration of these options did not trigger an expense for accounting purposes, as the stock options had no intrinsic value at the date of acceleration.

      In 2005, the Company granted 152,960 Class A common shares of restricted stock to selected employees, net of 5,084 of forfeited shares, which had a fair value of $4,556,000 on the grant dates. The shares have graded vesting periods of up to four years. The Company has recorded the total compensation expense as Deferred Compensation in the Condensed Consolidated Statement of Changes in Shareholders' Equity, and recognized $1,259,000 ($852,000 net of related taxes) of compensation expense in the Condensed Consolidated Statement of Income for the year ended December 31, 2005, which represents the amortization of the original deferred compensation on a straight-line basis over the vesting period. Included in the compensation expense is approximately $139,000 related to the expenses incurred upon termination of one of the Company's senior executives. The weighted-average grant-date fair value of the nonvested shares as of December 31, 2005 was $4,265,000.

The following table summarizes information about currently outstanding and exercisable stock options at December 31, 2005:

	 Outstanding Stock Options  		Exercisable Stock Options



Range of          Outstanding   Weighted     Weighted    Exercisable  Weighted
Exercise          Shares        Average      Average     Shares       Average
Prices                          Remaining    Exercise                 Exercise
                                Contractual  Price                    Price
                                Life


$4.00 to $12.00     192,356       1.79         11.36       192,356      11.36
$12.01 to $24.00  1,156,996       5.49         18.68       715,830      24.47
$24.01 to $36.00  1,251,365       6.43         30.11     1,064,116      31.69


                  Kenneth Cole Productions, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (continued)

Note K - Stock-Based Compensation (continued)

      The following table summarizes all stock option transactions from December 31, 2002 through December 31, 2005.


                                       Shares                Weighted-Average
                                                             Exercise Price
Outstanding at December 31, 2002    2,631,980                $17.44

Granted                               657,500                $23.33
Exercised                            (316,216)               $11.68
Forfeited                             (41,929)               $19.87
                                    ----------
Outstanding at December 31, 2003    2,931,335                $19.36

Granted                               574,900                $32.97
Exercised                            (398,113)               $12.97
Forfeited                            (159,186)               $22.20
                                    ----------
Outstanding at December 31, 2004    2,948,936                $22.71

Granted                                46,667                $29.28
Exercised                            (312,064)               $15.01
Forfeited                             (82,822)               $26.31
                                    ----------
Outstanding at December 31, 2005    2,600,717                $23.64
                                    ==========


The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rate of 4.1%, 3.2% and 4.0%; expected volatility factors of 49.1%, 59.7% and 64.5% and expected lives of 7.6, 5.2 and 5.0 years. Dividend yield assumptions were 2.19%, 1.68% and 1.38% for 2005, 2004 and 2003, respectively. The weighted-average fair value of options granted during 2005, 2004 and 2003 were $13.14, $15.63 and $14.48, respectively.

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

           Kenneth Cole Productions, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements (continued)

Note L   - Income Taxes

      In 2004, Internal Revenue Code Section 965 was enacted, as part of the American Job Creation Act. This is a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate provided that specified conditions and restrictions are satisfied. In addition, FASB Staff Position FAS 109-2 was issued to provide accounting and disclosure guidance relating to the repatriation provision. In 2005, the Company's Board of Directors approved and adopted a repatriation plan and, as such, the Company repatriated $12.5 million of unremitted foreign earnings, which resulted in a tax benefit of approximately $3.0 million for the year ended December 31, 2005, as a result of the Company providing for taxes for the foreign earnings at the prior statutory rate. The Company borrowed $3 million through its foreign subsidiary to fund a portion of these remittances (see
Note I).

The components of income before provision for income taxes are as follows:




Years Ended December 31   2005              2004           2003
Domestic                  $45,341,000       $54,460,000    $51,063,000
International               4,173,000         3,368,000        681,000
                          -----------       -----------    -----------
                          $49,514,000       $57,828,000    $51,744,000

      Significant items comprising the Company's deferred tax assets and liabilities are as follows:




                                                      December 31,
                                                2005                2004
Deferred tax assets:
Inventory allowances and capitalization      $1,927,000          $2,105,000
Allowance for doubtful accounts and
sales allowances                                940,000           1,031,000
Deferred rent                                 4,449,000           4,379,000
Deferred compensation                        10,137,000           8,406,000
Asset impairment                              1,835,000           1,879,000
Deferred Income - Licensing Agreements          791,000             493,000
Other                                           511,000              38,000
                                            -----------         ------------
                                            $20,590,000         $18,331,000
                                            -----------         ------------
Deferred tax liabilities:
Depreciation                                 (1,662,000)         (2,680,000)
Tax effect on unrealized gains on
available-for-sale securities                  (381,000)                 --
Undistributed foreign earnings                 (375,000)         (2,890,000)
                                            ------------        ------------
                                             (2,418,000)         (5,570,000)
                                            ------------        ------------
Net deferred tax assets                     $18,172,000         $12,761,000
                                            ============        ============

                 Kenneth Cole Productions, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements (continued)

Note L   - Income Taxes (continued)

The provision (benefit) for income taxes consists of the following:


                                           December 31,
                            2005           2004            2003
Current:
   Federal               $19,477,000      $21,005,000      $16,816,000
   State and local         1,882,000        2,483,000        2,587,000
   Foreign                   420,000          197,000          141,000
                         -----------      -----------      -----------
                          21,779,000       23,685,000       19,544,000
Deferred:
   Federal                (5,486,000)      (1,574,000)        (368,000)
   State and local          (305,000)        (135,000)         (31,000)
                          ----------      -----------      -----------
                          (5,791,000)      (1,709,000)        (399,000)
                          ----------      -----------      -----------
                         $15,988,000      $21,976,000      $19,145,000
                          ==========       ==========      ===========


      The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for 2005, 2004 and 2003 is as follows:

                                                   2005     2004      2003
Federal income tax at statutory rate               35.0%    35.0%     35.0%
State and local taxes, net of federal tax benefit   3.0%     3.0%      2.0%
Repatriation Benefit                               (5.7%)
                                                   -----    -----     -----
                                                   32.3%    38.0%     37.0%
                                                   =====    =====     =====


Note M - Commitments and Contingencies

1.  Operating leases and Other Property Agreements

     The Company leases office, retail and warehouse facilities under non-cancelable operating leases between 5 and 20 years with options to renew at varying terms. Future minimum lease payments for non-cancelable leases with initial terms of one year or more consisted of the following at December 31, 2005:





2006                         $27,713,000
2007                          27,333,000
2008                          26,828,000
2009                          25,463,000
2010                          23,527,000
Thereafter                    84,623,000
                             -----------
Total minimum cash payments $215,487,000
                             ===========

            Kenneth Cole Productions, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements (continued)

Note M - Commitments and Contingencies (continued)

	In addition, certain of these leases contain rent escalation provisions and require additional percentage rent payments to be made. Step rent provisions and escalation clauses are taken into account in computing the minimum lease payments, recognized on a straight-line basis over the minimum lease term. The Company may also receive capital improvement funding from landlords, primarily as an incentive for the Company to lease retail and outlet store space from the landlords. Such amounts are amortized as a reduction of rent expense over the life of the related lease.

      Rent expense is as follows:

                                           For the years ended December 31,
                                    2005          2004         2003
Minimum Rent                      $27,711,000   $24,340,000    $23,173,000
Contingent Rent
and other                           6,413,000     7,530,000      7,995,000
                                   ----------    ----------    -----------
Total Rent Expense                $34,124,000   $31,870,000    $31,168,000



      Sub-tenants rental income for 2005, 2004, and 2003 was $849,000, $1,073,000, and $1,225,000, respectively. Future minimum rental income from sub-tenants is $849,000 for 2006. Future minimum rental income from sub-tenants does not include rent escalation and other charges that are subsequently passed through to the sub-tenant.

      In 2004, the Company entered into an agreement to purchase the office building that it is currently leasing for its New York City worldwide headquarters for approximately $24 million. The contracted closing date is May 2006. The specific timing of an earlier closing date can be determined by the parties, based on the ability of the current landlord to satisfy certain terms and conditions of the agreement.

      Also in 2004, the Company entered into a new 10-year lease for 51,000 square feet in Secaucus, New Jersey for its administrative offices and completed the move in June 2004. In 2004, the distribution facility was moved to a third-party public warehouse and distribution center in New Jersey. In addition to these two leases, the Company also leases a 23,500 square foot facility in Secaucus used for outlet store space as well as an additional distribution warehousing facility. The Company also has a technical and administrative office in Florence, Italy, and signed a lease for a similar office in China in November 2005. The Company does not own or operate any manufacturing facilities.

      The Company leases space for all of its 53 specialty retail stores (aggregating approximately 243,000 square feet) and 39 outlet stores (aggregating approximately 200,000 square feet). Generally, the leases provide for an initial term of five to ten years and certain leases provide for renewal options permitting the Company to extend the term thereafter.

                Kenneth Cole Productions, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note M - Commitments and Contingencies (continued)

2. Letters of credit

	The Company was not contingently liable for any open letters of credit as of December 31, 2005, and was contingently liable for $91,000 of open letters of credit as of December 31, 2004. In addition, at December 31, 2005 and 2004, the Company was contingently liable for approximately $6,679,000 and $6,576,000 of standby letters of credit, respectively.

3.  Concentrations

	In the normal course of business, the Company sells to major department stores and specialty retailers and believes that its broad customer base will mitigate the impact that financial difficulties of any such retailers might have on the Company's operations. The Company had no customer account for more than 10% of consolidated net sales for the years ended December 31, 2005, 2004, and 2003.

	The Company sources each of its product lines separately, based on the individual design, styling and quality specifications of such products. The Company primarily sources its products directly or indirectly through manufacturers in Italy, Spain, Brazil, and China. However, approximately 46% and 42% of total handbag purchases came from two manufacturers in China during the years ended December 31, 2005 and 2004, respectively. Approximately 21% of Kenneth Cole and Kenneth Cole Reaction men's footwear purchases were from one manufacturer in China during the year ended December
31, 2005, and approximately 37% of those purchases were from one manufacturer in Italy utilizing many different factories during the year ended December 31, 2004. Also, approximately 32% of Kenneth
Cole ladies' footwear was purchased from one Brazilian manufacturer during the year ended December 31, 2005, while 33% of those purchases were from one Italian manufacturer during the year ended December 31, 2004. Furthermore, approximately 44% of Kenneth Cole Reaction ladies' footwear purchases were sourced through one
Chinese manufacturer during the year ended December 31, 2005, and 58% were purchased from one Italian manufacturer during the year ended December 31, 2004. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company's production needs.

               Kenneth Cole Productions, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (continued)

Note M - Commitments and Contingencies (continued)

4.  Severance

      In October 2005, the Company entered into an agreement with a senior executive of the Company relating to termination of employment. The Company incurred expenses of approximately
$900,000 of severance and other benefits related to such agreement, substantially all in the three months ended December 31, 2005.

      In 2004, in conjunction with the Company's decision to close its east coast distribution center and transfer the operation to a third-party service provider, the Company entered into a shutdown agreement in 2004, with a local affiliate of the International
Leather Goods, Plastics, Handbags and Novelty Workers Union, Local
I Division of Local 342-50 United Food and Commercial Workers
Union, which provided for, among other things, severance payments for employees covered by the expiring collective bargaining
agreement.   In connection with this transition, the Company
incurred approximately $1.1 million in aggregate costs, including severance from the aforementioned agreement, the write-off of unamortized leasehold improvements and moving costs. These costs were expensed as incurred in accordance with SFAS No. 146
"Accounting for Costs Associated with Exit or Disposal Activity" and recorded in Selling, General and Administrative expenses in the Consolidated Statement of Income.

      As of December 31, 2005 and 2004, the Company did not have any employees covered under a collective bargaining agreement with a local union. As of December 31, 2003, the Company had approximately 6% of its employees covered under a collective bargaining agreement with a local union.

5.  Line of Credit Facility

      The Company has a Line of Credit Facility (the "Facility") that, as amended, allows for uncommitted borrowings, letters of credit and banker's acceptances subject to individual maximums and in the aggregate, an amount not to exceed the lesser of $25,000,000 or a "Borrowing Base." The Borrowing Base is calculated on a specified percentage of eligible amounts due under factoring arrangements, eligible non-factored accounts receivable, and eligible inventory. Borrowings under the revolving loan portion of the Facility ("Advances") are due on demand. The Company may pay down and re-borrow at will under the Facility. Advances bear interest at the Alternate Base Rate (defined as the higher of the Prime Rate or the Federal Funds in effect at borrowing date plus 1/2 of 1%) or the Note Rate (which will be agreed upon between the lender and the Company). There were no outstanding advances under this agreement at December 31, 2005, and 2004.

      Amounts available under the Facility at December 31, 2005 were reduced by $6,679,000 of standby letters of credit. In connection with the line of credit, the Company has agreed to eliminate all the outstanding

             Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Consolidated Financial Statements (continued)

Note M - Commitments and Contingencies (continued)

advances under the Facility for at least 30 consecutive days during each calendar year, which the Company has complied with. In addition, borrowings under the line of credit are secured by certain assets of the Company.

6.  Other

      In April 2005, a purported class action lawsuit was filed against the Company in the Superior Court of California for the County of San
Diego. The individual plaintiff is a floor supervisor in one of the Company's retail stores who purports to bring suit on behalf of him and other similarly situated current and former floor supervisors. Among other claims, the plaintiff alleges that he and other floor supervisors worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law. The lawsuit seeks damages, penalties, restitution, equitable relief, interest and attorneys' fees and costs. The
Company denies the allegations in the complaint and plans to defend the action vigorously. The Company does not believe that the outcome will have a material adverse effect on its business operations.

      In September 2004, a purported class action lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles. The individual plaintiffs are current or former store managers or assistant managers who purport to bring suit on behalf of themselves and other similarly situated store managers and assistant managers. Among other claims, the plaintiffs allege that they worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law. The lawsuit sought damages, penalties, restitution, reclassification and attorneys' fees and costs. In January 2006, the Company reached an agreement in principle to settle the matter, and the parties filed a fully executed Stipulation of Class Settlement and Release. The Court signed and entered an order granting preliminary approval to the settlement. The settlement provides for a maximum settlement of $900,000, which includes all payments to class members, incentive awards, attorney's fees and administration costs. While there is still uncertainty relating to the ultimate settlement amount, the Company believes that its reserves as of December 31, 2005 are adequate.

      The Company is, from time to time, a party to other litigation that arises in the normal course of its business operations. The
Company is not presently a party to any other litigation that it believes might have a material adverse effect on its business operations.

Note N - Shareholders' Equity

1.  Common stock

      Class A Common Shareholders are entitled to one vote for each share held of record and Class B Common Shareholders are entitled to ten votes for each share held of record. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the Class B Shareholder. The

               Kenneth Cole Productions, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note N - Shareholders' Equity (continued)

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

3.  Common Stock Repurchase

      In December 2004, the Company repurchased 500,000 of its shares from Liz Claiborne, Inc. at an aggregate price of $13.9 million, which were originally acquired by Liz Claiborne, Inc. in connection with its licensing agreement with the Company.  In December 2003,
2,888,400 shares were repurchased in the open market at an
aggregate price of $66,221,000.   The Company's stock purchase plan
authorizes the repurchase of an aggregate of 4,250,000 of shares of Class A common stock. No shares were repurchased in 2005, and the Company had 861,600 shares available for repurchase as of December 31, 2005.
In 2006, the Company's Board of Directors increased the authorization for the Company's repurchase plan by approximately 1,138,400 shares, and now has an aggregate of 2 million shares available for repurchase.

Note O - Licensing Agreements

      In 2005, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Bernard Chaus, Inc., ("Chaus"), pursuant to which the Company purchased 6,000,000 shares of Chaus common stock for an aggregate purchase price of $6,000,000. The Stock Purchase Agreement provides the Company with one demand and one piggyback registration right. The
Company recorded the shares at their fair value at the date of acquisition, and classified the shares as "available for sale" under SFAS 115, which is included in Deposits and Sundry in the accompanying Consolidated Balance Sheet. The Company has recorded unrealized gains of $414,000, net of taxes, related to the Chaus shares, in Accumulated Other Comprehensive Income in the accompanying Statement of Changes in Shareholders' Equity.

      In addition, the Company also entered into a license agreement ("License Agreement") with Chaus, dated June 13, 2005. The License Agreement grants Chaus an exclusive license to design, manufacture, sell and distribute women's sportswear under the Company's trademark, Kenneth Cole Reaction. The initial term of the License Agreement expires on December 31, 2010. Chaus has the option to renew the License Agreement for an additional term of three years if it meets specified sales targets and is in compliance with the License

         Kenneth Cole Productions, Inc. and Subsidiaries
    Notes to Consolidated Financial Statements (continued)

Note O - Licensing Agreements (continued)

Agreement. The License Agreement provides that the Company receives payment of specified royalties on net sales. The License Agreement also requires Chaus to achieve certain minimum sales levels, to pay certain minimum royalties and to maintain a minimum net worth. Chaus is also obligated to pay specified percentages of net sales to support advertising and to expend a specified amount in the period ending December 31, 2007 to support the initial launch of the Licensed Products, as defined.

      In November 2004, the Company entered into a licensing agreement with G-III Apparel Group, LTD ("G-III"), in connection with worldwide manufacturer, sale, and distribution of women's and men's outerwear. The agreement commenced on January 1, 2005 and continues through December 31, 2008, with options to renewbased on certain milestones to be met by G-III. As part of the agreement, the Company will earn royalties based on a percentage of G-III's net sales. The Company will receive $3,000,000 over the term of the agreement, as consideration for the grant of the license, and also received 50,000 shares of its G-III's unregistered stock, with a value of $297,000 at the date of receipt. The cash and stock consideration are being amortized over the term of the agreement as part of the royalty stream. In addition, the Company recorded the shares as an "available for sale" investment under SFAS 115, which is included in Deposits and Sundry in the accompanying Consolidated Balance Sheet.

Note P - Related Party Transactions

      The Company has an exclusive license agreement with Iconix Brand Group, Inc., formerly Candies, Inc., and its trademark holding company, IP Holdings, LLC ("Candies"), to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women's, men's and children's footwear. The Chief Executive
Officer and Chairman of Candies is the brother of the Company's
Chief Executive Officer and Chairman. The initial term of the agreement is through December 31, 2007, with options to renew through December 31, 2016 based upon the Company reaching certain sales thresholds. The license agreement with Candies was entered into at arm's-length. During these periods, the Company is obligated to pay Candies a percentage of net sales based upon the terms of the agreement. The Company recorded approximately $1,260,000 and $1,070,000 in aggregate royalty and advertising expense with respect to Candies for the years ended December 31, 2005 and December 31, 2004, respectively.

Note Q - New Accounting Pronouncements

      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005 and, as
such, the Company adopted SFAS 151 on January 1, 2006.   The
adoption of SFAS 151 did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

          Kenneth Cole Productions, Inc. and Subsidiaries
       Notes to Consolidated Financial Statements (continued)

Note Q - New Accounting Pronouncements (continued)

      In December 2004, the FASB issued SFAS 123R, which supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, public companies will be required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption options. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Earnings and diluted earnings per share are expected to decrease by approximately $5.4 million and $0.16, respectively, as a result of share-based grants in 2006, and those grants as of December 31, 2005 for which compensation expense has not been recognized under SFAS 123.

      Also in December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29,
Accounting for Nonmonetary Transactions ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 on January 1, 2006, did not have a material impact on the Company's consolidated results of operations or financial condition

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS 154"), a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements." This Statement requires retrospective application to prior periods' financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company adopted this statement on January 1, 2006, and does not anticipate that it will have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

            Kenneth Cole Productions, Inc. and Subsidiaries
          Notes to Consolidated Financial Statements (continued)

Note Q - New Accounting Pronouncements (continued)

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 is an interpretation of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), and clarifies the term conditional asset retirement obligation as used in SFAS 143, which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, the Company is required to identify any conditional asset retirement obligations it may have with respect to its long-lived assets, and recognize a liability for the fair value of any conditional asset retirement obligations, if the fair value of the liability can be reasonably estimated. FIN 47 is effective for the fiscal year ending December 31, 2005. As such, the Company adopted FIN 47 in 2005, which did not materially impact the Company's consolidated results of operations, financial position, or cash flows.

Note R- Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2005 and 2004 appear below (in thousands, except per share data):

                              First       Second       Third       Fourth
                              Quarter     Quarter      Quarter     Quarter
2005
Net sales                     $120,292    $109,281    $124,720    $119,767
Royalty revenue                  9,606      10,054      11,059      13,264
Net revenues                   129,898     119,335     135,779     133,031
Gross profit                    56,166      55,369      60,533      62,248
Operating income                11,184      11,208      12,618      10,353
Net income                       7,489       7,708      10,853       7,476
Earnings per share basic         $0.38       $0.39       $0.54       $0.37
Earnings per share diluted       $0.37       $0.38       $0.53       $0.37
Dividends Declared               $0.16       $0.16       $0.16       $0.18

2004
Net sales                     $113,351    $103,720    $132,929    $123,438
Royalty revenue                  9,026       9,337      11,784      12,616
Net revenues                   122,377     113,057     144,713     136,054
Gross profit                    52,468      51,374      63,624      63,918
Operating income                11,676      10,992      19,280      14,469
Net income                       7,393       7,027      12,158       9,274
Earnings per share basic         $0.37       $0.35       $0.60       $0.46
Earnings per share diluted       $0.36       $0.34       $0.59       $0.45
Dividends Declared               $0.12       $0.12       $0.14       $0.14


                    Kenneth Cole Productions, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements (continued)


Note S- Subsequent Event

       On March 1, 2006, the Board of Directors declared a quarterly cash dividend of $0.18 per share payable on March 30, 2006 to shareholders of record at the close of business on March
9, 2006.

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

                                        Date: March 10, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                 Title                          Date

/s/ KENNETH D. COLE     Chief Executive Officer      March 10, 2006
    Kenneth D. Cole     and Chairman of the Board


/s/ DAVID P. EDELMAN    Chief Financial Officer      March 10, 2006
    David P. Edelman


/s/ ROBERT C. GRAYSON   Director                     March 10, 2006
    Robert C. Grayson


/s/ DENIS F. KELLY      Director                     March 10, 2006
    Denis F. Kelly


/s/ PHILIP B. MILLER    Director                     March 10, 2006
    Phillip B. Miller


/s/ PHILIP R. PELLER    Director                     March 10, 2006
    Philip R. Peller


/s/ MARTIN E. FRANKLIN  Director                     March 10, 2006
    Martin E. Franklin

                        Kenneth Cole Productions, Inc.
                               Schedule II
                    Valuation and Qualifying Accounts
        For the Years Ended December 31, 2005, 2004, and 2003

                          Balance at    Charged to                 Balance
                          Beginning     Costs and                  at End
                          of Period     Expenses     Deductions    of Period
Description
Year ended
December 31, 2005
Allowance for
doubtful accounts        $(302,000)    $(290,000)    $294,000      $(298,000)
Reserve for returns
and sales allowances   $(8,377,000)                   309,000    $(8,068,000)
                       ------------    ----------    ---------   ------------
                       $(8,679,000)    $(290,000)    $603,000    $(8,366,000)
                       ============    ==========    =========   ============

Year ended
December 31, 2004
Allowance for
doubtful accounts        $(475,000)     $(54,000)    $227,000      $(302,000)
Reserve for returns
and sales allowances   $(9,425,000)                 1,048,000    $(8,377,000)
                       ------------     ---------   ---------    ------------
                       $(9,900,000)     $(54,000)  $1,275,000    $(8,679,000)
                       ============     =========   =========    ============

Year ended
December 31, 2003
Allowance for
doubtful accounts        $(475,000)    $(262,000)    $262,000      $(475,000)
Reserve for returns
and sales allowances   $(9,400,000)      (25,000)                $(9,425,000)
                       ------------     ---------   ----------   ------------
                       $(9,875,000)    $(287,000)    $262,000    $(9,900,000)
                       ============    ==========   ==========   ============


                                                      Exhibit 21.01

Kenneth Cole Productions, Inc.
Affiliate Group Members                                 location of
Subsidiaries at: 12/31/2005                             incorporation


Cole 57th. St., LLC                                     Delaware
Cole Amsterdam, B.V.                                    Amsterdam
Cole Amsterdam, Inc.                                    Delaware
Cole Broadway, Inc.                                     New York
Cole Clinton, Inc.                                      Connecticut
Cole Dawsonville, Inc.                                  Delaware
Cole Fashion Valley, Inc.                               Delaware
Cole Forum, Inc.                                        Delaware
Cole Garden State, Inc.                                 Delaware
Cole Georgetown, Inc.                                   District of Columbia
Cole Grand Central, Inc.                                Delaware
Cole Grant, Inc.                                        Delaware
Cole Las Vegas, Inc.                                    Delaware
Cole Michigan Avenue, Inc.                              Delaware
Cole New Orleans, Inc.                                  Delaware
Cole Pike, Inc.                                         Delaware
Cole Reading Outlet, Inc.                               Pennsylvania
Cole SFC, LLC                                           Delaware
Cole Short Hills, Inc.                                  New Jersey
Cole South Beach, Inc.                                  Florida
Cole Tyson, Inc.                                        Virginia
Cole Waikele, Inc.                                      New York
K.C.P.L., Inc.                                          Delaware
KCP Beneficiary Services, LLC                           Delaware
KCP Consulting (Dongguan), Co. Ltd.                     PRC
KCP Trust, LLC                                          Delaware
Kenneth Cole Asia, Inc.                                 Delaware
Kenneth Cole Canada, Inc.                               Canada
Kenneth Cole Catalog, Inc.                              Virginia
Kenneth Cole Productions, (LIC), Inc.                   Bahamas
Kenneth Cole Productions, Inc.                          New York
Kenneth Cole Productions, LP                            Delaware
Kenneth Cole Services  (NY), Inc.                       Delaware
Kenneth Cole Services, Inc.                             Delaware
Kenneth Cole Trading, Inc.                              Delaware
Kenneth Cole, Inc.                                      New Jersey
Kenneth Productions, Inc.                               Delaware
Kenth, Ltd.                                             Hong Kong
Riviera Holding, LLC                                    Delaware
South Side, LLC                                         Delaware
Kenneth Cole International Services, LLC                Delaware

                                                      Exhibit 23.01


CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in Registration Statement (Form S-8 No. 333-92094) pertaining to the Kenneth Cole Productions, Inc. 1994 Stock Option Plan, Registration Statement (Form S-8 No. 333-31868) pertaining to the Kenneth Cole Productions, Inc. Employee Stock Purchase Plan, Registration Statement (Form S-8 No. 333-119101) pertaining to the Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan, and Registration Statement (Form S-8 No. 333-131724) pertaining to the Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan of our reports dated March 9, 2006, with respect to the consolidated financial statements and schedule of Kenneth Cole Productions, Inc., Kenneth Cole Productions, Inc. management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Kenneth Cole Productions, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 2005.


                                          /s/ Ernst & Young LLP

New York, New York
March 9, 2006

                                                      Exhibit 31.1
                   CERTIFICATIONS PURSUANT TO
             SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Kenneth D. Cole, certify that:
1.    I have reviewed this annual report of Kenneth Cole
Productions, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-
15(f) and 15d-15(f)) for the registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
and

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

                                    By: /s/ Kenneth D. Cole
	                                      ------------------
                                            Kenneth D. Cole
                                            Chief Executive Officer
Date: March 10, 2006

                                                      Exhibit 31.2
                   CERTIFICATIONS PURSUANT TO
           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, David P. Edelman, certify that:
1.    I have reviewed this annual report of Kenneth Cole
Productions, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-
15(f) and 15d-15(f)) for the registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
and

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

                                    By: /s/ David P. Edelman
	                                      ------------------
                                            David P. Edelman
                                            Chief Financial Officer
Date: March 10, 2006

                                                      Exhibit 32.1
                    CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Kenneth Cole Productions,
Inc. (the "Company") on Form 10-K for the period ending December
31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth D. Cole, Chairman and
Chief Executive Officer of the Company, certify, pursuant to 18
U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kenneth D. Cole

Kenneth D. Cole
Chairman and Chief Executive Officer
Kenneth Cole Productions, Inc.
March 10, 2006

                                                      Exhibit 32.2
                    CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Kenneth Cole Productions,
Inc. (the "Company") on Form 10-K for the period ending December
31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David P. Edelman, Chief
Financial Officer of the Company, certify, pursuant to 18 U.S.C.
 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David P. Edelman

David P. Edelman
Chief Financial Officer
Kenneth Cole Productions, Inc.
March 10, 2006