Form 10-Q
period 2006-03-31
COLE KENNETH PRODUCTIONS INC
filed 2006-05-05
CIK 921691

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  Form 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ( )   Accelerated filer (X)  Non-accelerated filer
( )  as defined in Rule 12b-2 of the Exchange Act.

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                           May 1, 2006
Class A Common Stock ($.01 par value)                      12,152,008
Class B Common Stock ($.01 par value)                       8,010,497

                        Kenneth Cole Productions, Inc.
                              Index to 10-Q

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2006 and
December 31, 2005                                                          3

Condensed Consolidated Statements of Income for the three months
ended March 31, 2006 and 2005                                              5

Condensed Consolidated Statement of Changes in Shareholders' Equity
for the three months ended March 31, 2006                                  6

Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 2006 and 2005                                              7

Notes to Condensed Consolidated Financial Statements                       8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       25

Item 4.  Controls and Procedures                                          25

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                26

Item 1A. Risk Factors                                                     26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      26

Item 3.  Defaults Upon Senior Securities                                  26

Item 4.  Submission of Matters to a Vote of Security Holders              26

Item 5.  Other Information                                                26

Item 6.  Exhibits                                                         26

Signatures                                                                27

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                Kenneth Cole Productions, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets
                                (Unaudited)

                                                March 31,         December 31,
                                                2006              2005

Assets
Current assets:
Cash and cash equivalents                     $ 92,692,000       $ 63,747,000
Marketable securities                           22,250,000         66,400,000
Due from factors                                42,546,000         33,975,000
Accounts receivable, net                        17,072,000         18,691,000
Inventories, net                                53,715,000         45,465,000
Prepaid expenses and other current assets        5,724,000          6,059,000
Deferred taxes, net                              3,481,000          3,340,000
                                               -----------        -----------
Total current assets                           237,480,000        237,677,000


Property and equipment, at cost, less
accumulated depreciation and amortization       45,596,000         42,975,000

Other assets:
 Deferred taxes, net                            14,455,000         14,832,000
 Deposits and sundry                            18,060,000         16,776,000
 Deferred compensation plans' assets            30,361,000         28,411,000
                                               -----------        -----------
Total other assets                              62,876,000         60,019,000
                                               -----------        -----------

Total assets                                 $ 345,952,000      $ 340,671,000
                                               ===========        ===========


      See accompanying notes to condensed consolidated financial statements.


                Kenneth Cole Productions, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets (continued)
                                (Unaudited)

                                                March 31,         December 31,
2006 2005
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                             $ 33,387,000       $ 31,129,000
 Accrued expenses and other current liabilities  8,599,000          8,775,000
 Short-term borrowings                           3,000,000          3,000,000
 Deferred income                                 3,968,000          3,835,000
 Income taxes payable                            1,731,000          3,832,000
                                               -----------        -----------
Total current liabilities                       50,685,000         50,571,000
                                               -----------        -----------
Accrued rent and other long-term liabilities    17,756,000         17,029,000
Deferred compensation plans' liabilities        30,361,000         28,411,000

Commitments and contingencies

Shareholders' equity:
   Series A Convertible Preferred Stock, par value
   $1.00, 1,000,000 shares authorized,
   none outstanding
   Class A Common Stock, par value $.01,
   20,000,000 shares authorized; 15,536,457
   and 15,573,961 issued as of March 31, 2006
   and December 31, 2005, respectively             155,000            156,000
   Class B Common Stock, par value $.01,
   9,000,000 shares authorized; 8,010,497
   issued and outstanding as of March 31, 2006
   and December 31, 2005, respectively              80,000             80,000
   Additional paid-in capital                   88,638,000         89,351,000
   Deferred compensation                                --         (3,397,000)
   Accumulated other comprehensive income        1,628,000          1,257,000
   Retained earnings                           236,805,000        237,369,000
                                               -----------        -----------
                                               327,306,000        324,816,000
   Class A Common Stock in treasury, at
   cost, 3,388,400 shares as of March 31, 2006
   and December 31, 2005                       (80,156,000)       (80,156,000)
                                               -----------        -----------
Total Shareholders' Equity                     247,150,000        244,660,000
                                               -----------        -----------

Total Liabilities and Shareholders' Equity   $ 345,952,000      $ 340,671,000
                                               ===========        ===========

See accompanying notes to condensed consolidated financial statements.

                Kenneth Cole Productions, Inc. and Subsidiaries
                    Condensed Consolidated Statements of Income
                                (Unaudited)

                                  Three Months Ended
                                      March 31,

                                 2006              2005
Net sales                 $ 112,201,000         $ 120,292,000
Royalty revenue              10,374,000             9,606,000
                            -----------           -----------
Net revenues                122,575,000           129,898,000
Cost of goods sold           71,278,000            73,732,000
                            -----------           -----------
Gross profit                 51,297,000            56,166,000

Selling, general and
administrative expenses      47,647,000            44,982,000
                            -----------           -----------
Operating income              3,650,000            11,184,000
Interest and other
 income, net                  1,252,000               517,000
                            -----------           -----------
Income before provision
 for income taxes             4,902,000            11,701,000
Provision for income
taxes                         1,838,000             4,212,000
                            -----------           -----------
Net income                  $ 3,064,000           $ 7,489,000
                            ===========           ===========

Earnings per share:

         Basic                    $0.15                 $0.38
         Diluted                  $0.15                 $0.37

Dividends declared per
 share                            $0.18                 $0.16

Shares used to compute
earnings per share:

         Basic               20,109,000            19,735,000
         Diluted             20,422,000            20,185,000

      See accompanying notes to condensed consolidated financial statements.

                Kenneth Cole Productions, Inc. and Subsidiaries
      Condensed Consolidated Statement of Changes in Shareholders' Equity
                              (Unaudited)
                                Class A                    Class B
                               Common Stock                Common Stock
                               Number                      Number
                               of shares        Amount     of shares    Amount
Shareholders' equity
   January 1, 2006              15,573,961    $156,000      8,010,497   $80,000

Net income

 Translation adjustment
 for foreign currency,
 net of taxes of ($8,400)

 Forward contracts, net of
 taxes of $108,000

 Unrealized gain on available
 for sale securities, net
 of taxes of $123,000

Comprehensive income

Reversal of deferred
 compensation upon
 adoption of SFAS 123R            (138,182)     (1,000)

Stock-based compensation
 expense, net of forfeitures

Exercise of stock options,
 and related tax benefits of
 $84,000                            96,033

Issuance of Class A
 Common Stock for ESPP               4,609

Dividends paid on Common
 Stock Class A and B                    36
                                -----------------------------------------------
Shareholders' equity
   March 31, 2006               15,536,457    $155,000      8,010,497   $80,000
                                ===============================================

     See accompanying notes to condensed consolidated financial statements

                Kenneth Cole Productions, Inc. and Subsidiaries
      Condensed Consolidated Statement of Changes in Shareholders' Equity
                              (Unaudited)

                                        Additional            Deferred
                                        Paid-in Capital       Compensation
Shareholders' equity
   January 1, 2006                      $89,351,000          $(3,397,000)

Net income

 Translation adjustment
 for foreign currency,
 net of taxes of ($8,400)

 Forward contracts, net of
 taxes of $108,000

 Unrealized gain on available
 for sale securities, net
 of taxes of $123,000

Comprehensive income

Reversal of deferred
 compensation upon
 adoption of SFAS 123R                   (3,396,000)           3,397,000

Stock-based compensation
 expense, net of forfeitures                671,000

Exercise of stock options,
 and related tax benefits of
 $84,000                                  1,911,000

Issuance of Class A
 Common Stock for ESPP                      100,000

Dividends paid on Common
 Stock Class A and B                          1,000
                                -----------------------------------------------
Shareholders' equity
   March 31, 2006                       $88,638,000                   --
                                ===============================================

     See accompanying notes to condensed consolidated financial statements

                Kenneth Cole Productions, Inc. and Subsidiaries
      Condensed Consolidated Statement of Changes in Shareholders' Equity
                              (Unaudited)

                                  Accumulated Other
                                  Comprehensive             Retained
                                  Income                    Earnings
Shareholders' equity
   January 1, 2006                $1,257,000                $237,369,000

Net income                                                     3,064,000

 Translation adjustment
 for foreign currency,
 net of taxes of ($8,400)            (14,000)

 Forward contracts, net of
 taxes of $108,000                   180,000

 Unrealized gain on available
 for sale securities, net
 of taxes of $123,000                205,000

Comprehensive income

Reversal of deferred
 compensation upon
 adoption of SFAS 123R

Stock-based compensation
 expense, net of forfeitures

Exercise of stock options,
 and related tax benefits of
 $84,000

Issuance of Class A
 Common Stock for ESPP

Dividends paid on Common
 Stock Class A and B                                          (3,628,000)
                                -----------------------------------------------
Shareholders' equity
   March 31, 2006                 $1,628,000                $236,805,000
                                ===============================================

     See accompanying notes to condensed consolidated financial statements

                Kenneth Cole Productions, Inc. and Subsidiaries
      Condensed Consolidated Statement of Changes in Shareholders' Equity
                              (Unaudited)
                                     Treasury Stock
                                Number
                                of Shares         Amount          Total
Shareholders' equity
   January 1, 2006              (3,388,400)     $(80,156,000)    $244,660,000

Net income                                                          3,064,000

 Translation adjustment
 for foreign currency,
 net of taxes of ($8,400)                                             (14,000)

 Forward contracts, net of
 taxes of $108,000                                                    180,000

 Unrealized gain on available
 for sale securities, net
 of taxes of $123,000                                                 205,000
                                                                 ------------
Comprehensive income                                                3,435,000

Reversal of deferred
 compensation upon
 adoption of SFAS 123R                                                     --

Stock-based compensation
 expense, net of forfeitures                                          671,000

Exercise of stock options,
 and related tax benefits of
 $84,000                                                            1,911,000

Issuance of Class A
 Common Stock for ESPP                                                100,000

Dividends paid on Common
 Stock Class A and B                                               (3,627,000)
                                -----------------------------------------------
Shareholders' equity
   March 31, 2006               (3,388,400)     $(80,156,000)    $247,150,000
                                ===============================================

     See accompanying notes to condensed consolidated financial statements

                Kenneth Cole Productions, Inc. and Subsidiaries
	            Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                       2006           2005
Cash flows from operating activities
Net income                                          $ 3,064,000    $ 7,489,000
Adjustments to reconcile net income to net cash
 used in operating activities:
 Depreciation and amortization                        2,712,000      2,174,000
 Unrealized (gain) on deferred compensation plans    (1,393,000)      (544,000)
 Provision for doubtful accounts                         43,000         34,000
 Benefit for deferred taxes                             236,000     (1,071,000)
 Unrealized gains from available-for-sale securities   (205,000)            --
 Stock-based compensation expense                       671,000             --
 Changes in operating assets and liabilities:
  Increase in due from factors                       (8,571,000)   (16,818,000)
  Decrease in accounts receivable                     1,576,000      5,924,000
  Increase in inventories                            (8,070,000)    (3,213,000)
  Decrease in prepaid expenses and other
  current assets                                        335,000         48,000
  Increase in other assets                           (1,431,000)    (1,913,000)
  Increase/(decrease) in accounts payable             2,258,000     (7,521,000)
  Increase in deferred income, accrued expenses and
  other current liabilities                             (55,000)       564,000
  (Decrease)/increase in income taxes payable        (2,101,000)     1,416,000
  Increase in other long-term liabilities             2,677,000      3,720,000
                                                   ----------------------------
Net cash used in operating activities                (8,254,000)    (9,711,000)
Cash flows from investing activities
Acquisition of property and equipment                (5,333,000)    (1,348,000)
Proceeds from sale of marketable securities          44,150,000             --
Purchases of marketable securities and other
investments                                                  --     (5,100,000)
                                                   ----------------------------
Net cash provided by (used in) investing activities  38,817,000     (6,448,000)
Cash flows from financing activities
Tax benefit from stock options                           84,000        167,000
Proceeds from exercise of stock options               1,827,000        755,000
Proceeds from employee stock purchase plan              100,000         59,000
Dividends paid to shareholders                       (3,627,000)    (3,160,000)
                                                   ----------------------------
Net cash used in financing activities                (1,616,000)    (2,179,000)
Effect of exchange rate changes on cash                  (2,000)        55,000
                                                   ----------------------------
Net increase/(decrease) in cash                      28,945,000    (18,283,000)
Cash, beginning of period                            63,747,000     80,014,000
                                                   ----------------------------
Cash, end of period                                 $92,692,000    $61,731,000
                                                   ============================

Supplemental disclosures of cash flow information
Cash paid during the period for:
 Interest                                               $64,000         $2,000
Income taxes, net                                    $3,725,000     $3,700,000

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

       Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

       The consolidated balance sheet at December 31, 2005, as presented, was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the period ended December 31, 2005.

       Certain amounts in the Company's previous financial statements have been reclassified to conform to the 2006 presentation.

                Kenneth Cole Productions, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

2.  Stock-Based Compensation

       Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share Based Payment" ("SFAS 123R"). The Company elected to use the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted stock unit awards and stock option modifications.

       SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-based awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. Also, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized in the Consolidated Statement of Cash Flows as a financing activity rather than an operating activity as it was classified in the past. In addition, the Company's Employee Stock Purchase Plan (the "Plan") is now considered compensatory under SFAS 123R, due to the Plan's lookback feature and 15% purchase price discount.

       The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock options and other equity-based awards. The plans provide for the grant of stock options, restricted stock awards and other stock unit awards. Historically, stock options have been granted to broad groups of employees on a discretionary basis. Recently, the Company's equity-based compensation program has migrated toward an emphasis on restricted stock awards.

       Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock option grants expire within 10 years and vest on a graded basis within two to five years from the date of grant. Restricted stock unit awards generally vest on a graded basis over a three to four year period.

                Kenneth Cole Productions, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

2.  Stock-Based Compensation (continued)

       The following table summarizes stock option activity for the three months ended March 31, 2006:

                                                                   Weighted
                                                                   average
                                                                   exercise
                                                                   price per
                                              Shares               share
                                              -------------------------------
Outstanding as of January 1, 2006              2,600,717            $23.64
Granted                                               --                --
Exercised                                        (96,033)           $19.03
Forfeited                                       (195,699)           $28.08
                                              -----------
Outstanding as of March 31, 2006               2,308,985            $23.44
                                              -----------
Exercisable as of March 31, 2006               1,961,319            $26.65
                                              ===========

       The weighted average remaining term for stock options outstanding and exercisable was 5.6 years and 5.3 years, respectively at March 31, 2006. The aggregate intrinsic value at March 31, 2006 was $12.5 million for stock options outstanding and $10.6 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The total fair value of shares vested during the three months ending March 31, 2006 and 2005 was $2.1 million and $3.7 million, respectively.

       The following table summarizes unvested restricted stock unit activity for the three months ended March 31, 2006:

                                                   Shares
                                                  -------
Unvested as of January 1, 2006                    138,182
Granted                                                --
Vested                                                 --
Forfeited                                         (26,000)
                                                  --------
Unvested as of March 31, 2006                     112,182
                                                  ========

                 Kenneth Cole Productions, Inc. and Subsidiaries
               Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

2.  Stock-Based Compensation (continued)

       Proceeds received from the exercise of stock options were approximately $1.8 million and $0.8 million during the three months ended March 31, 2006 and 2005, respectively. The intrinsic value related to the exercise of stock options was $0.7 million and $0.5 million for the three months ended
March 31, 2006 and 2005, respectively, which is currently deductible for tax purposes.

       The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied for the three months ended March 31, 2005.

                                                  Three months
                                                  ended March
                                                  31, 2005
                                                  ------------
Net income, as reported                           $7,489,000

Deduct:  Stock-based employee compensation
expense determined under fair value method,
net of related tax effects                        (1,201,000)
                                                  ------------
Pro forma net income                              $6,288,000
                                                  ============

Earnings per share:
Basic - as reported                                   $ .38
Basic - pro forma                                     $ .32

Diluted - as reported                                 $ .37
Diluted - pro forma                                   $ .31


       In 2005, the Company accelerated the vesting of 250,000 "out-of-the-money" stock options held by Kenneth D. Cole. The estimated future expense recognition that was eliminated was approximately $2,115,000. Also in 2005, the Company accelerated the vesting of 224,500 stock options held by various employees. The estimated future expense recognition that was eliminated was approximately $1,400,000.

                Kenneth Cole Productions, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

2.  Stock-Based Compensation (continued)

       The following table summarizes the components and classification of stock-based compensation expense for the three months ended March 31, 2006.
No stock-based compensation expense was recorded during the three months ended March 31, 2005.

                                                        Three months
                                                        ended  March
                                                        31, 2006
                                                        -------------
Stock options                                           $532,000
Restricted stock units and employee
stock purchase plan                                      139,000
                                                        -------------
Total stock-based compensation expense                  $671,000
                                                        =============
Selling, general, & administrative expenses             $671,000
                                                        =============

       Tax benefits were attributed to the stock-based compensation expense. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position
(FSP) No. SFAS 123R-c, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123R.

       The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123R and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, "Share-Based Payment." The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants.

                                          Three months          Three months
                                          ended  March          ended  March
                                          31, 2006              31, 2005
                                          ----------------------------------
Weighted-average volatility                66.1%                 63.7%
Risk-free interest rate                    3.2% to 5.0%          3.2% 5.8%
Weighted-average dividend yield            0.5%                  0.9%
Expected Term                              3-9 years             3-9 years

                Kenneth Cole Productions, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

2.  Stock-Based Compensation (continued)

       The weighted average volatility for the current period was developed using historical volatility for periods equal to the expected term of the options. Prior to fiscal 2006, historical volatility was also used. An increase in the weighted average volatility assumption will increase stock compensation expense. The expected volatility used in the calculation of the Company's stock-based compensation expense ranges from 42.7% to 69.4%.

       The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

       The dividend yield is a ratio that estimates the expected dividend payments to shareholders. The dividend yield is calculated by using the dividends declared per share and the Company's stock price on the date of grant. The yields used in the calculation of the Company's stock-based compensation expense range from 0% to 2.4%.

       The expected term of stock option grants was developed after considering vesting schedules, life of the option, historical experience and estimates of future exercise behavior patterns. An increase in the expected holding period will increase stock compensation expense.

       The fair value of restricted stock was calculated by multiplying the Company's stock price on date of grant by the number of shares granted. This is currently being amortized over the vesting periods of the individual grants.

       SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates and by employee classification ranging from 15% to 30% for stock options, and 10% to 15% for restricted stock. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

       As of March 31, 2006, approximately $5.3 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 2.3 years.

       In accordance with the guidance set forth in SFAS 123R, the Company reversed the deferred compensation amount in Shareholders' Equity related to restricted stock as of January 1, 2006, and as such, all future compensation cost will be charged to compensation expense.

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

                                               Three Months Ended
                                          March 31,        March 31,
                                          2006             2005
                                          ------------------------------
Weighted average common
 shares outstanding                        20,109,000        19,735,000
Effect of dilutive securities:
  Restricted stock & ESPP                          --                --
  Stock options                               313,000           450,000
                                          -----------       -----------
Weighted average common
 shares outstanding and common
 share equivalents                         20,422,000        20,185,000
                                          ===========       -----------


Stock options outstanding as of March 31, 2006 and 2005, aggregating 864,167 and 914,292, respectively, have not been included in the diluted per share calculations since their effect would be antidilutive. Restricted stock units aggregating 112,182 as of March 31, 2006 have not been included in the diluted per share calculations since their effect would be antidilutive. There were no outstanding restricted stock units as of March 31, 2005.

4.  Comprehensive Income

       Comprehensive income is comprised of net income, the effect of foreign currency translation, changes in unrealized gains and losses on forward
exchange contracts and available-for-sale securities.   Comprehensive income
for the three-month periods ended March 31, 2006 and 2005 amounted to $3,435,000 and $7,253,000, respectively.

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

       The Company had outstanding forward contracts of $3,000,000 at March 31, 2006 with maturity dates through May 2006.

       All terms and conditions of the Company's forward contracts are included in the measurement of the related hedge effectiveness. The critical terms of the forward contracts are the same as the underlying forecasted transactions. As a result, changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during the three months ended March 31, 2006. At March 31, 2006, the notional amount of the Company's forward contracts was $3,000,000, and resulted in an unrealized loss of approximately $4,000, net of taxes, which was included in Other Comprehensive Income in the Company's Condensed Consolidated Statement of Changes in Shareholders' Equity and as a decrease to inventory, the underlying exposure on the Balance Sheet. The Company expects to reclassify all of the unrealized loss from Other Comprehensive Income into earnings within the next two months due to the actual executions of foreign exchange contracts to purchase merchandise and the ultimate sale of that merchandise.

6.  Segment Information

       The Company has three reportable segments: Wholesale, Consumer Direct and Licensing. The Company's reportable segments are business units that offer different products and services or similar products through different channels of distribution. The Wholesale segment designs, sources and markets a broad range of quality footwear and handbags for wholesale distribution. The Consumer Direct segment markets a broad selection of the Company's branded products, including licensee products for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, catalogs and e-commerce (at website addresses www.kennethcole.com and www.kennethcolereaction.com). The Licensing segment earns royalties on licensee sales to third parties of the Company's branded products and royalties on the purchase and sale to foreign retailers or to distributors in foreign countries. The Company maintains control over

                Kenneth Cole Productions, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

6.  Segment Information (continued)

quality and image and allows licensees to sell primarily to channels of distribution the same as, similar to or otherwise consistent with those of the Company's Wholesale segment. The Company evaluates performance and allocates resources based on profit or loss before elimination of intersegment profit, unallocated corporate overhead, stock-based compensation expense and income taxes for each segment. The Wholesale segment is evaluated on income from operations before income taxes. The Consumer Direct segment is evaluated on profit or loss from operations before unallocated corporate overhead and income taxes. The Licensing segment is evaluated on royalties earned and pretax segment profit. Intersegment sales between the Wholesale and Consumer Direct segment include a markup, which is eliminated in consolidation.

Financial information of the Company's reportable segments is as follows (in thousands):

                                             Three Months Ended
                                               March 31, 2006
                                               --------------
                                              Consumer
                                 Wholesale    Direct      Licensing   Totals
                                 ---------------------------------------------
Revenues from external
 customers                       $75,866      $36,335     $10,374     $122,575
Intersegment revenues             $8,801           --          --       $8,801
Segment income (1)                $9,111      ($7,812)     $8,161       $9,460
Segment assets                  $283,773      $59,968      $5,245     $348,986


                                             Three Months Ended
                                               March 31, 2005
                                               --------------
                                              Consumer
                                 Wholesale    Direct      Licensing   Totals
                                 ---------------------------------------------
Revenues from external
 customers                       $79,937      $40,355      $9,606     $129,898
Intersegment revenues            $10,200           --          --      $10,200
Segment income (1)               $11,103      ($1,974)     $7,622      $16,751
Segment assets                  $255,203      $51,869      $4,271     $311,343

(1) Before elimination of intersegment profit, unallocated corporate overhead, stock-based compensation expense and income taxes.

                Kenneth Cole Productions, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

6.  Segment Information (continued)

The reconciliation of the Company's reportable segment revenues, profit and loss, and assets are as follows (in thousands):

                                               Three Months Ended
                                     March 31, 2006       March 31, 2005
                                     --------------       --------------
Revenues
--------
Revenues for external customers        $122,575             $129,898
Intersegment revenues                     8,801               10,200
Elimination of intersegment revenues     (8,801)             (10,200)
                                     -----------           ----------
   Total consolidated revenues         $122,575             $129,898
                                     ===========           ==========

Income
--------
Total profit for reportable segments     $9,460              $16,751
Elimination of intersegment profit,
stock- based compensation expense and
unallocated corporate overhead           (4,558)              (5,050)
                                     -----------           ----------
   Total income before income taxes      $4,902              $11,701
                                     ===========           ==========

Assets
--------
Total assets for reportable segments   $348,986             $311,343
Elimination of intersegment
inventory profit                         (3,034)              (3,464)
                                     -----------           ----------
    Total consolidated assets          $345,952             $307,879
                                     ===========           ==========


Revenues from international customers were approximately 2.6% and 3.0% of the Company's consolidated revenues for the three months ended March 31, 2006 and 2005, respectively.

                Kenneth Cole Productions, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

7.  Related Party

       The Company has an exclusive license agreement with Iconix Brand Group, Inc., formerly Candies, Inc., and its trademark holding company, IP Holdings, LLC ("Candies"), to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women's, men's and children's footwear. The Chief Executive Officer and Chairman of Candies is the brother of the Company's Chief Executive Officer and Chairman. The initial term of the agreement is through December 31, 2007, with options to renew through December 31, 2016 based upon the Company reaching certain sales thresholds. During these periods, the Company is obligated to pay Candies a percentage of net sales based upon the terms of the agreement. The Company recorded approximately $350,000 and $315,000 in royalty and advertising expense to Candies for the three months ended March 31, 2006 and 2005, respectively.

8.  Legal Proceedings

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

       In September 2004, a purported class action lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles. The individual plaintiffs are current or former store managers or assistant managers who purport to bring suit on behalf of themselves and other similarly situated store managers and assistant managers. Among other claims, the plaintiffs allege that they worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law. The lawsuit sought damages, penalties, restitution, reclassification and attorneys' fees and costs. In January 2006, the Company reached an agreement in principle to settle the matter, and the parties filed a fully executed Stipulation of Class Settlement and Release. The Court signed and entered an order granting preliminary approval to the settlement. The settlement provides for a maximum settlement of $900,000, which includes all payments to class members, incentive awards, attorney's fees and administration costs. While there is still uncertainty relating to the ultimate settlement amount, the Company believes that its reserves as of March 31, 2006 are adequate.

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

                 Kenneth Cole Productions, Inc. and Subsidiaries
               Notes to Condensed Consolidated Financial Statements
                                (Unaudited)


9. Subsequent Events

       On April 27, 2006 the Company's Board of Directors declared a quarterly cash dividend of $0.18 per share payable on June 15, 2006, which will be paid to shareholders of record at the close of business on May 23, 2006.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

       The statements contained in this report which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding the Company's anticipated results or level of business for 2006 or any other future period, may be deemed to constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including, but not limited to, demand and competition for the Company's products, the ability to enter into new licensee agreements, to maintain and renew existing licensing agreements and to open new stores, changes in consumer preferences or fashion trends, events causing disruption in product shipment, change in import regulations, dependence on certain large customers, changes in the Company's relationships with vendors and other resources, the launching or prospective development of new business initiatives, future licensee sales growth, gross margins, store expansion and openings, changes in distribution centers, and the implementation of management information systems. The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

Update on Critical Accounting Policies

	The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management.
For a summary of the Company's significant accounting policies, see the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

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

       The Company markets its products to more than 6,000 department and specialty store locations, as well as through its Consumer Direct business, which includes an expanding base of retail and outlet stores, consumer catalogs and websites, including online e-commerce. The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men's, women's and children's footwear, handbags, apparel and accessories), prices (from "better" to "moderate") and styling. The Company believes the diversity of its product mix provides balance to its overall product sales and business planning and increases sales opportunities to wholesale customers who do not carry the Company's full range of products.

       The popularity of the Kenneth Cole brand names among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements. The Company offers through these agreements a lifestyle collection of men's product categories, including tailored clothing, dress shirts, dress pants, sportswear, neckwear, briefcases, portfolios, jewelry, belts, leather and fabric outerwear, sunglasses, prescription eyewear, watches, fragrance, swimwear, luggage, hosiery and small leather goods. Women's product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, prescription eyewear, watches, jewelry, fragrance, swimwear, and luggage. In addition, the Company licenses its home collection and boys' and girls' apparel under the Kenneth Cole Reaction brand, which further broadens the Kenneth Cole lifestyle collection.

       The Company recorded net revenues of $122.6 million for the three months ended March 31, 2006; a 5.6% decrease over the comparable period in the prior year, and diluted earnings per share decreased 59.5% to $0.15 from $0.37 over the first quarter of 2005. The Company's balance sheet reflected $115.0 million in cash and marketable securities, and had $3.0 million in short-term borrowings as of March 31, 2006. The Company is in the midst of a strategic initiative to elevate and reposition its brands. The Company believes that the repositioning of its brands will place the Company in the best position to benefit from the consolidation in the retail marketplace, and to enable the Company's brands to reach their potential. As such, the Company continues to focus on designing and delivering high quality, fashionable products, creating efficient and compelling retail environments, and maintaining close partnerships with its licensees to ensure brand quality and distribution integrity.

Results of Operations

       The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenues for the three months ended March 31, 2006 and March 31, 2005.

                                          Three Months Ended
                                              March 31,
                                      2006                    2005
                                     ------------------------------------------
         Net sales                    $112,201     91.5%      $120,292    92.6%
         Royalty revenue                10,374      8.5          9,606     7.4
                                     ------------------------------------------
         Net revenues                  122,575    100.0        129,898   100.0
         Gross profit (1)               51,297     41.8         56,166    43.2
         Selling, general
         & administrative expenses      47,647     38.9         44,982    34.6
                                     ------------------------------------------
         Operating income                3,650      3.0         11,184     8.6
         Interest income, net            1,252      1.0            517     0.4
                                     ------------------------------------------
         Income before income taxes      4,902      4.0         11,701     9.0
         Income tax expense              1,838      1.5          4,212     3.2
                                     ------------------------------------------
         Net income                     $3,064      2.5         $7,489     5.8
                                     ==========================================


(1) Gross Profit may not be comparable to other entities, since some entities include the costs related to their distribution network in cost of goods sold and others entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

REVENUES: Consolidated net revenues decreased $7.3 million, or 5.6%, to $122.6 million for the three months ended March 31, 2006 from $129.9 million for the three months ended March 31, 2005. The decrease in revenues occurred in the Company's Wholesale and Consumer Direct segments as further described below in the section entitled "Net Sales."

NET SALES: Wholesale net sales (excluding sales to the Company's Consumer Direct business segment) decreased $4.1 million, or 5.1% to $75.9 million, for the three months ended March 31, 2006 from $79.9 million for the three months ended March 31, 2005. The decrease is due to a decline in sales throughout most of its Wholesale divisions, primarily the result of a slower than anticipated start-up of a new third-party distribution center that the Company began using in March 2006, which shifted approximately $7.0 million of shipments from March into April, offset by a 17.3% increase in sales of Reaction women's footwear. If the $7.0 million of Wholesale orders had shipped in March, Wholesale sales would have increased by approximately 4.6%.

Net sales in the Company's Consumer Direct segment decreased $4.0 million, or 10.0%, to $36.3 million for the three months ended March 31, 2006 from $40.4 million for the three months ended March 31, 2005. The decrease in net sales is due primarily to a decrease in comparable store sales of $4.8 million or 13.5%, offset by an increase of $1.0 million related to new stores opened in 2006 and that portion of 2006 sales for stores not open for all of 2005. The remaining decrease of $0.2 million resulted from the Company's Internet/Catalog sales. The Company believes that the lack of an effective strategy for the Company's retail stores to execute the elevation strategy contributed significantly to the decline in Consumer Direct results. In addition, the Company believes it did not adequately customize its product mix by specific markets, and elevated its prices too abruptly. The Company is developing initiatives to address these items.

LICENSING REVENUE: Royalty revenue increased 8.0% to $10.4 million for the three months ended March 31, 2006 from $9.6 million for the three months ended
March 31, 2005.   The increase in licensing revenues was primarily attributable to the incremental minimum royalties from the Company's existing licensees, as well as additional royalties from two Reaction licensees related to womens' sportswear and the home collection.

GROSS PROFIT: Consolidated gross profit, as a percentage of net revenues, decreased to 41.9% for the three months ended March 31, 2006 from 43.2% for the three months ended March 31, 2005. This decrease was primarily a result of decreases in the Consumer Direct margins due to increased clearance activity and the change in mix of the Company's net revenues from its Wholesale, Consumer Direct and Licensing segments. The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had decreased revenues as a percentage of net revenues of 29.6% for the three months ended March 31, 2006 compared to 31.1% for the three months ended March 31, 2005, while the Wholesale segment revenues as a percentage of net revenues increased to 61.9% for the three months ended March 31, 2006 from 61.5% for the three months ended March 31, 2005. The revenues in the Licensing segment, which carries no cost of goods sold, increased as a percentage of revenue to 8.5% for the three months ended March 31, 2006 compared to 7.4% for the three months ended March 31, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses, including warehousing and receiving expenses, increased 5.9% to $47.6 million (or 38.9% of net revenues) for the three months ended March 31, 2006 from $44.9 million (or 34.6% of net revenues) for the three months ended March 31, 2005. Expenses, as a percentage of net revenues, increased primarily due increases in fixed costs from new and expanding retail stores, the Company's loss of leverage on its comparable stores' sales base, and lower Wholesale sales due to the slower-than-anticipated start-up of a new third-party distribution facility that resulted in approximately $7.0 million in Wholesale orders being moved from the first quarter 2006 to the second quarter 2006. In addition, the impact of the adoption of SFAS 123R contributed to a $0.7 million increase, or 1% as a percentage of net revenues, in expenses.

INTEREST AND OTHER INCOME: Interest and other income increased to $1.3 million for the three months ended March 31, 2006 from $0.5 million for the three months ended March 31, 2005. The increase was primarily due to an average higher rate of return on investments.

INCOME TAXES: The Company's effective tax rate increased to 37.5% for the three months ended March 31, 2006 from 36.0% for the three months ended March 31, 2005. The lower rate in 2005 was due to a temporary provision that allowed U.S. companies to repatriate earnings from their foreign subsidiary at a reduced tax rate.

NET INCOME: As a result of the foregoing, net income decreased 59.1% for the three months ended March 31, 2006 to $3.1 million (2.5% of net revenues) from $7.5 million (5.8% of net revenues) for the three months ended March 31, 2005.

New Accounting Pronouncements

       The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method. Under this method, the Company is required to recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Under SFAS 123R, the Company is required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company's equity-based compensation program has migrated toward an emphasis on restricted stock awards. Total compensation cost related to nonvested awards not yet recognized and the weighted-average period over which it is expected to be recognized is $5.3 million and 2.3 years respectively, as of March 31, 2006.

Liquidity and Capital Resources

       The Company uses cash from operations as the primary source of financing for its expansion and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances. At March 31, 2006 and December 31, 2005 working capital was $186.8 million and $187.1 million, respectively.

       Cash used in operating activities was $8.2 million for the three months ended March 31, 2006, compared to $9.7 million used in operating activities for the three months ended March 31, 2005. The decrease in cash flows used in operations is primarily attributable to the decrease in net income and change in inventory levels, as well as the timings of payables and receivables.

       Net cash provided by investing activities totaled $38.8 million for the three months ended March 31, 2006 compared to $6.4 million of net cash used in investing activities for the three months ended March 31, 2005. The increase was primarily attributable to $44.1 million in proceeds received from the sale of certain marketable securities in connection with the shift in the Company's portfolio holdings of auction-rate securities to overnight money market funds, offset by $5.3 million in capital expenditures. Expenditures on furniture, fixtures, and leasehold improvements for new retail store openings and expansions were $1.3 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively, in addition to investments in management information systems.

       Net cash used in financing activities was $1.6 million for the three months ended March 31, 2006 compared to $2.1 million for the three months ended March 31, 2005. During the three months ended March 31, 2006, the Company declared and paid quarterly cash dividends of approximately $3.6 million to common stock shareholders compared to $3.2 million of dividends declared and paid during the three months ended March 31, 2005. This was primarily offset by proceeds from the exercise of stock options of $1.8 million during the three months ended March 31, 2006 compared to $0.8 million of proceeds from exercises during the three months ended March 31, 2005.

		The Company's material obligations under contractual agreements, primarily commitments for future payments under operating lease agreements as of March 31, 2006, are summarized as follows:

                                          Payments Due by Period
                 Total        1 year or     2-3 years   4-5 years   After 5
                              less                                  years
Operating Leases
and Other
Obligations    $195,915,000   $27,107,000   $51,126,000 $44,548,000 $73,134,000
Purchase
Obligations      52,677,000    52,677,000
Building
Purchase
Commitment       24,000,000    24,000,000
Short-term
Borrowings        3,000,000     3,000,000
               ----------------------------------------------------------------
Total
Contractual
Obligations    $275,592,000  $106,784,000   $51,126,000 $44,548,000 $73,134,000
               ================================================================

       The Company utilizes forward contracts to hedge its cost on certain future purchases of inventory in Euros. These forward contracts are used to hedge against the Company's exposure to changes in the Euro exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation. At March 31, 2006, the Company had forward contracts totaling $3.0 million in notional value with an unrealized loss of approximately $4,000, net of taxes.

       The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25.0 million to finance working capital requirements. The Company has no outstanding advances under this line of credit; however, amounts available under the line of credit were reduced by $6.7 million in standby letters of credit to $18.3 million at March 31, 2006.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       The Company is primarily exposed to currency exchange rate risks with respect to its inventory transactions denominated in Euros. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by utilizing forward contracts to hedge its cost on future purchases. The Company does not enter into foreign
currency transactions for speculative purposes.   At March 31, 2006, the
Company had forward contracts totaling $3.0 million in notional value with an unrealized loss of approximately $4,000 net of taxes. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. At the Company's borrowing levels, a two percent increase in interest rates affecting the Company's credit facility would not have a material effect on the Company's year-to-date earnings.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings. There have been no material changes during the quarterly period ended March 31, 2006 from the legal proceedings previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A. Risk Factors. There have been no material changes during the quarterly period ended March 31, 2006 from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  None

Item 3.  Defaults Upon Senior Securities. None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information. None

Item 6.  Exhibits.

10.26 Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan (Amended and Restated as of April 20, 2005.)

10.27    Kenneth Cole Productions, Inc. Sample Grant Award Letter.

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


                                          Kenneth Cole Productions, Inc.
                                          Registrant



May 4, 2006                               /s/ DAVID P. EDELMAN
                                          David P. Edelman
                                          Chief Financial Officer

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Independent Registered Public Accounting Firm and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

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



Date:  May 4, 2006

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Independent Registered Public Accounting Firm and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

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



Date:  May 4, 2006

                                                                  Exhibit 32.1
                           CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc.
(the "Company") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth D. Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ KENNETH D. COLE
-------------------
Kenneth D. Cole
Chairman and Chief Executive Officer
Kenneth Cole Productions, Inc.
May 4, 2006

                                                                  Exhibit 32.2
                           CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc.
(the "Company") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David P. Edelman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DAVID P. EDELMAN
--------------------
David P. Edelman
Chief Financial Officer
Kenneth Cole Productions, Inc.
May 4, 2006

                                                                 Exhibit 10.26

                          KENNETH COLE PRODUCTIONS, INC.
                          2004 STOCK INCENTIVE PLAN
                  (Amended and Restated as of April 20, 2005)

1.  Purpose.

       The purpose of the 2004 Stock Incentive Plan (the "Plan") is to induce key employees, consultants and directors who are not employees ("Non-Employee Directors") to remain in the employ and service of Kenneth Cole Productions, Inc. (the "Company") and any subsidiary corporations (each a "Subsidiary"), as defined in section 424(f) of the Internal Revenue Code of 1986, as amended (the "Code"), and any affiliates of the Company to attract new key employees, consultants and Non-Employee Directors and to encourage such key employees, consultants and Non-Employee Directors to secure or increase on reasonable terms their stock ownership in the Company and otherwise align their interests with those of the shareholders of the Company. The Plan allows for the grant of equity-based awards, including stock options (the "Options"), shares of restricted stock ("Restricted Stock"), performance-based equity awards ("Performance-Based Awards") and other equity-based awards (Options, Restricted Stock, Performance-Based Awards and other equity-based awards are hereafter referred to as "Awards"). The Board of Directors of the Company (the "Board") believes that the granting of Awards under the Plan will promote continuity of management and increased incentive and personal interest in the welfare of the Company by those who are or may become primarily responsible for shaping and carrying out the long range plans of the Company and securing its continued growth and financial success. Options granted hereunder are intended to be either (a) "incentive stock options" (which term, when used herein, shall have the meaning ascribed thereto by the provisions of Section 422(b) of the Code) or
(b)options which are not incentive stock options ("non-incentive stock options") or (c) a combination thereof, as determined by the Committee (the "Committee") referred to in Section 5 hereof at the time of the grant hereof.

2.  Effective Date of the Plan.

       The Plan was adopted by the Board on February 25, 2004 and shall become effective as of the date the Plan is approved by a majority of the holders of all of the outstanding shares of the capital stock of the Company (the "Capital Stock") on or after the Company's 2004 annual meeting of stockholders (the "2004 Annual Meeting").

3.  Stock Subject to Plan.

       Shares of the Class A Common Stock, $0.01 par value per share, of the Company (the "Class A Common Stock") have been reserved and authorized for issuance pursuant to the Plan. Subject to adjustment as contemplated by
Section 16 hereof, the maximum number of shares of Class A Common Stock which may be issued pursuant to Awards under the Plan shall not exceed the sum of (i) that number of shares of Class A Common Stock which remain available for grant of options under the Amended and Restated Kenneth Cole Productions, Inc. 1994 Stock Option Plan (the "1994 Plan") as of April 29, 2004 and (ii) 1,520,162 shares, as replenished from time to time by (A) that number of shares of Class A Common Stock which were or are reserved for issuance upon the exercise of Options or Awards granted under the Plan, or under the 1994 Plan, which shall have expired, been canceled, or terminated for any reason without having been exercised in full, and (B) that number of shares which are withheld by the Company from issuance pursuant to outstanding Options or Awards under the Plan, or the 1994 Plan, as required to be withheld to satisfy any federal, state or local tax liability with respect to such Option or Award.

4.  Administration.

       The Plan shall be administered by the Committee referred to in Section 5 hereof. Subject to the express provisions of the Plan, the Committee shall have complete authority, in its discretion, to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to it, to determine the terms and provisions of each Award and the respective Award agreements or certificates (which need not be identical), to determine the Eligible Individuals (as defined below) to whom and the times and the prices at which Awards shall be granted to them (each Eligible Individual to whom an Award is granted hereunder shall be referred to as a "Participant"), the periods during which each Award shall be exercisable, the number of shares of the Class A Common Stock to be subject to each Award and whether such Award shall be an incentive stock option, a non-incentive stock option, a Restricted Stock Award or other equity-based Award and to make all other determinations necessary or advisable for the administration of the Plan. In making such determinations, the Committee may take into account the nature of the services rendered by the respective Eligible Individuals, their past, present and potential contributions to the success of the Company and the Subsidiaries and such other factors as the Committee in its sole and absolute discretion shall deem relevant. The Committee's determination on the matters referred to in this
Section 4 and in its administration of the Plan shall be final, binding and conclusive. Any dispute or disagreement which may arise under or as a result of or with respect to any Award shall be determined by the Committee, in its sole discretion, and any and all interpretations by the Committee of the terms of any Award shall be final, binding and conclusive.

5.  Committee.

       The Committee shall consist of two or more members of the Board. If and to the extent that the composition of the Board shall permit, all of the members of the Committee shall be "Non-Employee Directors" within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, and all of the members of the Committee shall be "outside directors" within the contemplation of Section 162(m)(4)(C)(i) of the Code. The Committee shall be appointed by the Board, which may at any time and from time to time remove any members of the Committee, with or without cause, appoint additional members to the Committee and fill vacancies, however caused, in the Committee. A majority of the members of the Committee shall constitute a quorum. All determinations of the Committee shall be made by a majority of its members present at a meeting duly called and held. Any decision or determination of the Committee reduced to writing and signed by all of the members of the Committee shall be fully as effective as if it had been made at a meeting duly called and held.

6.  Eligibility; Non-Employee Director's Formula Awards.

  A. An Award may be granted on a discretionary basis only to an employee or consultant of the Company or a Subsidiary or affiliate of the Company, or to a Non-Employee Director of the Company (the "Eligible Individuals").


  B.
    (i) Unless otherwise determined by the Board, at the first meeting of the Board immediately following each annual meeting of the shareholders of the Company, each Non-Employee Director shall be granted an Option (a "Non-Employee Director's Formula Award") to purchase 5,000 shares of the Class A Common Stock at the per share exercise price equal to the fair market value of a share of the Class A Common Stock on the date of grant.

    (ii) Unless otherwise determined by the Board, when a Non-Employee Director first becomes a director prior to the date of any annual meeting of the Shareholders of the Company, he or she shall be automatically granted, on the date he or she becomes a director, a Non-Employee Director's Formula Award to purchase a number of shares of the Class A Common Stock equal to the product of (i) 5,000 and (ii) a fraction, the numerator of which is the number of full calendar months prior to the next scheduled annual meeting of shareholders and the denominator of which is 12, at the per share exercise price equal to the fair market value of a share of the Class A Common Stock on the date of grant.

   (iii) Unless otherwise determined by the Board, each Non-Employee Director's Formula Award shall have a term of ten years from the date of the granting thereof.

   (iv) Unless otherwise determined by the Board, a Non-Employee Director's Formula Award shall vest and become exercisable (i) as to fifty percent (50%) of the shares underlying such Option on and after the first anniversary of the date of the granting of the Non-Employee Director's Formula Award and (ii) as to the remaining fifty percent (50%) on and after the second anniversary of the date of the granting of the Non-Employee Director's Formula Award.

    (v) Notwithstanding anything herein to the contrary, the Board may, at any time and from time to time in its sole discretion, terminate or amend the automatic Award to Non-Employee Directors set forth in this Section 6B, by increasing or decreasing the number of shares of Class A Common Stock subject to the formula or substituting an alternate formula or a different Award on different terms, including different or no vesting conditions.

7.  Exercise Prices.

  A. Except as set forth in Section 6B above and as limited below, the exercise price for any Award shall be determined by the Committee, in its sole discretion.

  B. The per share exercise price of any Option which is an incentive stock option shall not be less than the fair market value of a share of the Class A Common Stock on the date of grant; provided, however, that, in the case of a Participant who owns (within the meaning of Section 424(d) of the Code) more than 10% of the total combined voting power of the Capital Stock at the time an Option which is an incentive stock option is granted to him, the per share exercise price shall not be less than 110% of the fair market value of a share of the Class A Common Stock on the date of grant.

  C. The per share exercise price of any Option which is a non-incentive stock option (other than a Non-Employee Director's Formula Award) shall not be less than 85% of the fair market value of a share of the Class A Common Stock on the date of grant.

  D. For all purposes of the Plan, the fair market value of a share of the Class A Common Stock on any date shall be equal to (i) the closing sales price of a share of the Class A Common Stock on the New York Stock Exchange, or if the Class A Common Stock is no longer listed on the New York Stock Exchange, the closing sales price on such other national stock exchange or the National Association of Securities Dealers Automated Quotation System National Market System ("NASDAQ-NMS") on which the Class A Common Stock is then listed or quoted, on the business day preceding such date or (ii) if there is no sale of the Class A Common Stock on such exchange or market on such business day, the average of the bid and asked prices on such exchange or market at the close of the market on such business day. If the Class A Common Stock is not listed or quoted on any national exchange or the NASDAQ-NMS, the fair market value of the Class A Common Stock shall mean the amount determined by the Committee to be the fair market value based upon a good faith attempt to value the Class A Common Stock accurately.

8.  Option Term.

       The term of any Option shall be determined by the Committee, in its sole discretion, but shall not be in excess of ten years from the date of the granting thereof; provided, however, that, in the case of a Participant who owns (within the meaning of Section 424(d) of the Code) more than 10% of the total combined voting power of the Capital Stock at the time an Option which is an incentive stock option is granted to him, the term with respect to such Option shall not be in excess of five years from the date of the granting thereof.

9.  Limitations on Amount of Options Granted.

  A. The aggregate fair market value of the shares of the Class A Common Stock for which any Participant may be granted incentive stock options which are exercisable for the first time in any calendar year (whether under the terms of the Plan or any other stock option plan of the Company) shall not exceed $100,000.

  B. No Eligible Individual shall be granted Options or stock appreciation rights hereunder covering more than 300,000 shares of the Class A Common Stock during any fiscal year that the Plan is in effect.

10.  Vesting and Exercise of Options.

  A. Except as provided in Section 6B, each Option shall vest and become exercisable as determined by the Committee and set forth in the Award agreement on the date of grant.

  B. Except as otherwise set forth herein, an Option may be exercised either in whole in part, at any time from time to time, from the vesting date (but only with respect to the shares so vested) until the end of the Option term or earlier expiration or cancellation.

  C. An Option may be exercised only by a written notice of intent to exercise such Option with respect to a specific number of shares of the Class A Common Stock and payment to the Company of the amount of the option price for the number of shares of the Class A Common Stock so specified; provided, however, that all or any portion of such payment may be made in kind by the delivery of shares of the Class A Common Stock which have been held by the Participant for at least six months, having a fair market value equal to the portion of the option price so paid; provided, further, however, that, subject to the requirements of Regulation T (as in effect from time to time) promulgated under the Exchange Act, the Committee may implement procedures to allow a broker chosen by a Participant to make payment of all or any portion of the option price payable upon the exercise of an Option and receive, on behalf of such Participant, all or any portion of the shares of the Class A Common Stock issuable upon such exercise. Notwithstanding anything herein to the contrary, the Company shall not directly or indirectly extend or maintain credit, or arrange for the extension of credit, in the form of a personal loan to or for any director or executive officer of the Company through the Plan in violation of Section 402 of the Sarbanes-Oxley Act of 2002.

  D. The Committee may for any reason, in its discretion, accelerate the vesting and exercisability of any Option other than Non-Employee Directors' Formula Award.

11.  Termination of Employment.

       Unless otherwise determined by the Committee, in the event a Participant leaves the employ of the Company and all Subsidiaries and affiliates of the Company and ceases to serve as a consultant to the Company and all Subsidiaries and affiliates of the Company and as a Non-Employee Director, as applicable, whether voluntarily or otherwise, but other than by reason of his death or retirement on or after his 65th birthday, each Option theretofore granted to him which shall not have theretofore expired or otherwise been canceled shall, to the extent not theretofore exercised, terminate forthwith; provided, however, that in the event that any Participant's employment or service with the Company and its Subsidiaries and affiliates is terminated by the Company or a Subsidiary or affiliate without cause or on account of a disability or if such Participant voluntarily resigns, such Participant may exercise any Option that was vested at the time of such termination, but only to the extent so vested, at any time during the thirty (30) calendar days immediately following the date of such termination and thereafter any such Option held by such Participant, to the extent not theretofore exercised, shall terminate forthwith. In the event a Participant's employment with the Company and all Subsidiaries and affiliates of the Company and service as a consultant to the Company and all Subsidiaries and affiliates of the Company and as a Non-Employee Director, as applicable, terminates by reason of his death or retirement on or after his 65th birthday, each Option theretofore granted to him which shall not have theretofore expired or otherwise been cancelled shall become immediately exercisable in full and shall, to the extent not theretofore exercised, terminate upon the earliest to occur of the expiration of three months after the date of the qualification of a representative of his estate or such retirement, the expiration of a period of one year after the date of his death and the date specified in such Option.

12.  Restricted Stock.

  A. The Committee shall have the authority (1) to grant Restricted Stock, (2) to issue or transfer Restricted Stock to any Eligible Individual, and (3) to establish terms, conditions and restrictions applicable to such Restricted Stock, including the restricted period, which may differ with respect to each grantee, the time or times at which Restricted Stock shall be granted or become vested and the number of shares to be covered by each grant.

  B. The recipient of a Restricted Stock Award shall execute and deliver to the Company an Award agreement with respect to the Restricted Stock setting forth the restrictions applicable to such Restricted Stock. If the Committee determines that the Restricted Stock shall be held in escrow by the Company rather than delivered to the recipient pending the release of the applicable restrictions, the recipient additionally shall execute and deliver to the Company the appropriate blank stock powers with respect to the Restricted Stock covered by such agreements. If a recipient shall fail to execute a Restricted Stock Award agreement and, if applicable, stock powers, the Award shall be null and void. Subject to the restrictions set forth below, the recipient shall generally have the rights and privileges of a stockholder as to such Restricted Stock, including the right to vote such Restricted Stock, but not the right to receive dividends, if any, on such shares. The Committee may determine whether a Restricted Stock Award shall be entitled to receive dividends. If the Committee determines that a Restricted Stock Award shall be entitled to dividends, any such cash dividends and/or stock dividends, with respect to the Restricted Stock may be either currently paid to the recipient or withheld by the Company for the recipient's account, as determined by the Committee in its sole discretion. Unless otherwise determined by the Committee no interest will accrue or be paid on the amount of any cash dividends withheld. Unless otherwise determined by the Committee, cash dividends or stock dividends so withheld by the Committee shall be subject to forfeiture to the same degree as the shares of Restricted Stock to which they relate.

  C. Upon the Award of Restricted Stock, the Committee shall cause a stock certificate registered in the name of the recipient to be issued and, if it so determines, held in escrow by the Company. If the Company retains the stock certificate, the Company shall notify the recipient that a stock certificate registered in the name of the recipient is being held by it.

  D. Any Restricted Stock awarded hereunder shall be subject to the following restrictions until the expiration of the restricted period, and to such other terms and conditions as may be set forth in the applicable Award agreement: (1) if an escrow arrangement is used, the recipient shall not be entitled to delivery of the stock certificate; (2) the shares shall be subject to the restrictions on transferability set forth in the Award agreement; (3) the shares shall be subject to forfeiture to the extent provided below and the Award agreement and, to the extent such shares are forfeited, the stock certificates shall be returned to the Company, and all rights of the recipient to such shares and as a shareholder shall terminate without further obligation on the part of the Company.

  E. The Committee shall have the authority to remove any or all of the restrictions on the Restricted Stock whenever it may determine that, by reason of changes in applicable laws or other changes in circumstances arising after the date of the Restricted Stock Award, such action is appropriate.

  F. The restricted period of Restricted Stock shall commence on the date of grant and shall expire from time to time as to that part of the Restricted Stock indicated in a schedule established by the Committee and set forth in a written Award agreement.

  G. Except to the extent determined by the Committee and reflected in the underlying Award agreement, in the event a recipient terminates employment with the Company and all Subsidiaries and affiliates of the Company and ceases to serve as a consultant to the Company and all Subsidiaries and affiliates of the Company and as a Non-Employee Director, as applicable, during a restricted period, that portion of the Award with respect to which restrictions have not expired (the "Non-Vested Portion") shall be treated as follows: (a) upon the voluntary resignation of a Restricted Stock recipient or discharge by the Company or a Subsidiary or affiliate of the Company, in either case, for reasons other than death or retirement on or after the recipient's 65th birthday, the Non-Vested Portion of the Award shall be completely forfeited; and (b) upon termination of employment on account of death or retirement on or after the recipient's 65th birthday, a pro-rata portion of the Non-Vested Portion of the Award shall immediately become fully vested and paid to the recipient or his beneficiary, as applicable, as soon as practicable following such termination. The pro-rata portion of the Non-Vested Portion of the Award that shall vest immediately upon such termination shall be a portion that represents the amount of time the recipient was employed or providing service from the date of grant of the Award through the date of such termination as compared with the entire restricted period, as determined by the Committee. The Committee shall have the authority to define the term "disability" and "retirement" for all purposes under the Plan and/or to determine whether a recipient's employment or service has terminated by reason of disability or retirement.

  H. Upon the expiration of the restricted period with respect to any shares covered by a Restricted Stock Award, the transfer restrictions and forfeiture provisions applicable to the Restricted Stock shall be of no further force or effect with respect to shares of Restricted Stock which have not then been forfeited. If an escrow arrangement is used, upon such expiration, the Company shall deliver to the recipient, or his beneficiary, without charge, the stock certificate evidencing the shares of Restricted Stock which have not then been forfeited and with respect to which the restricted period has expired (to the nearest full share) and any cash dividends or stock dividends credited to the recipient's account with respect to such Restricted Stock and the interest thereon, if any.

  I. Each certificate representing Restricted Stock awarded under the Plan shall bear the following legend until the end of the restricted period with respect to such Stock:

      "Transfer of this certificate and the shares represented hereby is restricted pursuant to the terms of a Restricted Stock Agreement, dated as of __________, between Kenneth Cole Productions, Inc. and __________. A copy of such Agreement is on file at the offices of Kenneth Cole Productions, Inc."

      Stop transfer orders shall be entered with the Company's transfer agent and registrar against the transfer of legended securities.

13.  Performance-Based Awards.

       Performance-Based Awards under the Plan may be granted, in the sole discretion of the Committee, in a manner constituting "qualified performance-based compensation" within the meaning of Section 162(m) of the Code. Such Awards shall be based upon one or more of the following factors: stock price, pre-tax earnings, earnings per share, net revenue, operating income, return on assets, shareholder return, return on equity, growth in assets, net sales, licensing revenue, cash flow, market share, relative performance to a group of companies comparable to the Company, and/or strategic business criteria consisting of one or more objectives based on the Company's meeting specified goals relating to revenue, market penetration, business expansion, costs or acquisitions or divestitures. With respect to Performance-Based Awards, (i) the Committee shall establish in writing the objective performance-based goals applicable to a given performance period no later than 90 days after the commencement of such performance period (but in no event after 25% of such period has elapsed) and (ii) no Performance-Based Awards shall be payable to any recipient for a given performance period until the Committee certifies in writing that the objective performance goals (and any other material terms) applicable to such period have been satisfied. The maximum number of shares of Class A Common Stock underlying (or that relate to) a Performance-Based Award paid to or earned by any individual in any fiscal year cannot exceed 300,000 shares. The material terms of Performance-Based Awards described in this Section 13 must be disclosed to and approved by the shareholders of the Company every five years,as provided in Treasury Regulation 1.162-27(e)(4)(vi).

14.  Other Equity-Based Awards.

       The Committee is authorized, subject to limitations under applicable law, to grant to Eligible Individuals such other Awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, the Class A Common Stock, as determined by the Committee in its sole discretion, including, without limitation, restricted stock units, stock appreciation rights, performance stock, performance stock units unrestricted shares awarded purely as a "bonus" and not subject to any restrictions or conditions, other rights convertible or exchangeable into shares of Class A Common Stock and purchase rights for shares of Class A Common Stock. The Committee shall determine the terms and conditions of such Awards at date of grant or thereafter. Shares delivered pursuant to an Award in the nature of a purchase right granted under this Section 14 shall be purchased for such consideration, paid for at such times, by such methods, and in such forms, including, without limitation, cash, shares of Class A Common Stock, notes or other property, as the Committee shall determine. Cash awards, as an element of or supplement to any other Award under the Plan, shall also be authorized pursuant to this Section 14.

15.	Transferability.

       Unless otherwise determined by the Committee, either at the time of grant or subsequently, no Award shall be assignable or transferable except by will and/or by the laws of descent and distribution and, during the life of any Participant, each Award granted to him or her may be exercised only by him or her.

16.  Adjustment of Number of Shares.

       In the event that a dividend shall be declared upon the Class A Common Stock payable in shares of the Class A Common Stock, the number of shares of the Class A Common Stock then subject to any Award, the number of shares of the Class A Common Stock reserved for issuance in accordance with the provisions of the Plan but not yet covered by an Award and the number of shares set forth in Sections 6B and 9B hereof shall be adjusted by adding to each share the number of shares which would be distributable thereon if such shares had been outstanding on the date fixed for determining the shareholders entitled to receive such stock dividend. In the event that the outstanding shares of the Class A Common Stock shall be changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or of another corporation, whether through reorganization, recapitalization, stock split-up, combination of shares, sale of assets, merger or consolidation in which the Company is the surviving corporation, then, there shall be substituted for each share of the Class A Common Stock then subject to any Award, for each share of the Class A Common Stock reserved for issuance in accordance with the provisions of the Plan but not yet covered by an Award and for each share of the Class A Common Stock referred to in Sections 6B and 9B hereof, the number and kind of shares of stock or other securities into which each outstanding share of the Class A Common Stock shall be so changed or for which each such share shall be exchanged. In the event that there shall be any change, other than as specified in this Section 16, in the number or kind of outstanding shares of the Class A Common Stock, or of any stock or other securities into which the Class A Common Stock shall have been changed, or for which it shall have been exchanged, then, if the Committee shall, in its sole discretion, determine that such change equitably requires an adjustment in the number or kind of shares then subject to any Award, the number or kind of shares reserved for issuance in accordance with the provisions of the Plan but not yet covered by an Award and the number or kind of shares referred to in Sections 6B and 9B hereof, such adjustment shall be made by the Committee and shall be effective and binding for all purposes of the Plan and of each Award agreement or certificate entered into in accordance with the provisions of the Plan. In the case of any substitution or adjustment in accordance with the provisions of this
Section 16, the exercise price in each Award agreement or certificate for each share covered thereby prior to such substitution or adjustment shall be the exercise price for all shares of stock or other securities which shall have been substituted for such share or to which such share shall have been adjusted in accordance with the provisions of this Section 16. No adjustment or substitution provided for in this Section 16 shall require the Company to sell or issue a fractional share under any Award agreement or certificate. In the event of the dissolution or liquidation of the Company, or a merger, reorganization or consolidation in which the Company is not the surviving corporation, then except as otherwise provided in the second sentence of this
Section 16, each Award, to the extent not theretofore exercised, shall terminate forthwith.

17.  Securities Regulation.

       The obligation of the Company to make payment of Awards in shares of Class A Common Stock or otherwise shall be subject to all applicable laws, rules and regulations, and to such approvals by governmental agencies as may be required. Notwithstanding any terms or conditions of any Award to the contrary, the Company shall be under no obligation to offer to sell or to sell and shall be prohibited from offering to sell or selling any shares of Class A Common Stock pursuant to an Award unless such shares have been properly registered for sale pursuant to the Securities Act of 1933 (the "Securities Act") with the Securities and Exchange Commission and any applicable state securities laws or unless the Company has received the advice of counsel, satisfactory to the Company, that such shares may be offered or sold without such registration pursuant to an available exemption therefrom and the terms and conditions of such exemption have been fully complied with. If the shares of Class A Common Stock offered for sale or sold under the Plan are offered or sold pursuant to an exemption from registration under the Securities Act or any applicable state securities laws, the Company may restrict the transfer of such shares and may legend the stock certificates representing such shares in such manner as it deems advisable to ensure the availability of any such exemption.

18.  Purchase for Investment, Withholding and Waivers.

  A. Unless the shares to be issued upon the exercise of an Award by a Participant shall be registered prior to the issuance thereof under the Securities Act of 1933, as amended, such Participant will, as a condition of the Company's obligation to issue such shares, be required to give a representation in writing that he is acquiring such shares for his own account as an investment and not with a view to, or for sale in connection with, the distribution of any thereof. In the event of the death of a Participant, a condition of exercising any Award shall be the delivery to the Company of such tax waivers and other documents as the Committee shall determine.

  B. Each Participant shall make arrangements with the Company with respect to such income tax withholding as the Company shall determine in its sole discretion is appropriate to ensure payment of federal, state and local income tax due with respect to the issuance and/or exercise of Awards under the Plan.

  C. A Participant may, in the discretion of the Committee (or, in the case of a Non-Employee Director's Formula Award, in the discretion of the Board) and subject to such rules as the Committee (or, in the case of a Non-Employee Director's Formula Award, the Board) may adopt, elect to satisfy such withholding obligation, in whole or in part, by electing (an "Election") to deliver to the Company shares of the Class A Common Stock having a fair market value, determined as of the date that the amount to be withheld is determined (the "Tax Date"), equal to the amount required to be so withheld. The Participant shall pay the Company in cash for any fractional share that would otherwise be required to be delivered.

      Each Election shall be subject to the following restrictions:

       (i)  The Election must be made on or prior to the Tax Date; and

       (ii)	The Election is subject to the approval of the Committee (or, in the case of a Non-Employee Director's Formula Award, the Board).


19.  No Shareholder Status.

       Neither any Participant nor his legal representatives, legatees or distributees shall be or be deemed to be the holder of any share of the Class A Common Stock covered by an Option unless and until a certificate for such share has been issued. Upon payment of the purchase price thereof, a share issued upon exercise of an Award shall be fully paid and non-assessable.

20.  No Restrictions on Corporate Acts.

       Neither the existence of the Plan nor any Award shall in any way affect the right or power of the Company or its shareholders to make or authorize any or all adjustments, recapitalizations, reorganizations or other changes in the Company's capital structure or its business, or any merger or consolidation of the Company, or any issue of bonds, debentures, preferred or prior preference stock ahead of or affecting the Class A Common Stock or the rights thereof, or dissolution or liquidation of the Company, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding whether of a similar character or otherwise.

21.  Declining Market Price.

       In the event the fair market value of the Class A Common Stock declines below the exercise price set forth in any Award, the Committee may, at any time, adjust, reduce, cancel and regrant any unexercised Option or take any similar action it deems to be for the benefit of the Participant in light of the declining fair market value of the Class A Common Stock; provided, however, that none of the foregoing actions may be taken without prior approval of the Board and none of the foregoing actions may be taken with respect to a Non-Employee Director's Formula Award.

22.  No Employment Right.

       Neither the existence of the Plan nor the grant of any Award shall require the Company or any Subsidiary to continue any Participant in the employ of the Company or such Subsidiary.

23.  Termination and Amendment of the Plan.

       The Board may at any time terminate the Plan or make such modifications of the Plan as it shall deem advisable; provided, however, that the Board may not without further approval of the holders of a majority of the shares of the Capital Stock voting as a single class as provided in the Company's Certificate of Incorporation present in person or by proxy at any special or annual meeting of the shareholders, increase the number of shares as to which Awards may be granted under the Plan (as adjusted in accordance with the provisions of Section 16 hereof), or increase the number of shares as to which Options may be granted under the Plan to any individual as provided in Section 9B hereof. Except as otherwise provided in Section 16 hereof, no termination or amendment of the Plan may, without the consent of the Participant to whom any Award shall theretofore have been granted, adversely affect the rights of such Participant under such Award.

24.  Expiration of the Plan.

       The Plan shall expire and terminate on the business day preceding the tenth anniversary of its adoption or at such earlier time as the Board may determine. Awards may be granted under the Plan at any time and from time to time prior to its expiration. Any Award outstanding under the Plan at the time of the termination of the Plan shall remain in effect until such Award shall have been exercised or shall have expired in accordance with its terms.


25.  Governing Law.

       The Plan shall be governed by the laws of the State of New York.

                                                                 Exhibit 10.27


JOHN Q CUSTOMER
123 ANY STREET
ANYTOWN, ST 12345-6789


Important Notice                                       January 1, 20XX
------------------------------------------------------------------------------

Notification of Grant Award

On behalf of your company we are pleased to inform you that you have been issued an equity award. The details of this award are indicated below. Please retain this notice for your records.

-------------------------------------------------------------------------------
Plan Participant          John Q. Customer
-------------------------------------------------------------------------------
Plan Name                 Kenneth Cole Productions, Inc.    This award is
                                                            subject to the
                                                            terms and
                                                            conditions of
                                                            the plan.
-------------------------------------------------------------------------------
Grant Date                mm/dd/yy
-------------------------------------------------------------------------------
Grant Type                [variable]
-------------------------------------------------------------------------------
Grant Code                [row will display only if
                          account indicator is Y]
-------------------------------------------------------------------------------
Awards Granted            00
-------------------------------------------------------------------------------
Security Symbol           KCP
-------------------------------------------------------------------------------
Grant Price               $0.00
-------------------------------------------------------------------------------
Vesting Schedule          [variable]
-------------------------------------------------------------------------------
Last Date to Exercise/
Lapse Date                mm/dd/yy
-------------------------------------------------------------------------------