Form 10-Q
period 2006-06-30
COLE KENNETH PRODUCTIONS INC
filed 2006-08-09
CIK 921691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  1-13082

KENNETH COLE PRODUCTIONS, INC.

 (Exact name of registrant as specified in its charter)

New York	13-3131650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

603 West 50th Street, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 265-1500

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

 Large accelerated filer ( )   Accelerated filer (X) Non-accelerated filer ( ) as defined in Rule 12b-2 of the Exchange Act.

 Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	August 4, 2006
Class A Common Stock ($.01 par value)	11,948,090
Class B Common Stock ($.01 par value)	8,010,497

Kenneth Cole Productions, Inc.

Index to 10-Q

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$ 74,820,000	$ 63,747,000
Marketable securities	17,400,000	66,400,000
Due from factors	42,444,000	33,975,000
Accounts receivable, net	20,455,000	18,691,000
Inventories, net	50,965,000	45,465,000
Prepaid expenses and other current assets	4,863,000	6,059,000
Deferred taxes, net	3,823,000	3,340,000
Total current assets	214,770,000	237,677,000

Property and equipment, at cost, less accumulated
depreciation and amortization	71,378,000	42,975,000

Other assets:
Deferred taxes, net	14,430,000	14,832,000
Deposits and sundry	16,031,000	16,776,000
Deferred compensation plans’ assets	30,158,000	28,411,000
Total other assets	60,619,000	60,019,000

Total assets	$ 346,767,000	$ 340,671,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(Unaudited)

	June 30, 2006	December 31, 2005
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$ 39,255,000	$ 31,129,000
Accrued expenses and other current liabilities	8,397,000	8,775,000
Short-term borrowings	2,050,000	3,000,000
Deferred income	5,764,000	3,835,000
Income taxes payable	131,000	3,832,000
Total current liabilities	55,597,000	50,571,000

Accrued rent and other long-term liabilities	16,679,000	17,029,000
Deferred compensation plans’ liabilities	30,158,000	28,411,000

Commitments and contingencies

Shareholders' equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized, none outstanding
Class A Common Stock, par value $.01, 20,000,000 shares authorized; 15,569,508 and 15,573,961 issued as of June 30, 2006 and December 31, 2005, respectively	156,000	156,000
Class B Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	80,000	80,000
Additional paid-in capital	89,949,000	89,351,000
Deferred compensation		(3,397,000)
Accumulated other comprehensive income	1,418,000	1,257,000
Retained earnings	239,650,000	237,369,000
	331,253,000	324,816,000
Class A Common Stock in treasury, at cost, 3,657,100 and 3,388,400 shares as of June 30, 2006 and December 31, 2005 , respectively	(86,920,000)	(80,156,000)
Total Shareholders’ Equity	244,333,000	244,660,000

Total Liabilities and Shareholders’ Equity	$ 346,767,000	$ 340,671,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$ 124,877,000	$ 109,281,000	$ 237,078,000	$ 229,573,000
Royalty revenue	10,384,000	10,054,000	20,758,000	19,660,000
Net revenues	135,261,000	119,335,000	257,836,000	249,233,000
Cost of goods sold	78,525,000	63,966,000	149,803,000	137,698,000
Gross profit	56,736,000	55,369,000	108,033,000	111,535,000

Selling, general and administrative expenses	48,591,000	44,161,000	96,238,000	89,143,000
Operating income	8,145,000	11,208,000	11,795,000	22,392,000
Interest and other income, net	1,274,000	835,000	2,526,000	1,352,000
Income before provision for income taxes	9,419,000	12,043,000	14,321,000	23,744,000
Provision for income taxes	2,932,000	4,335,000	4,770,000	8,547,000
Net income	$6,487,000	$7,708,000	$9,551,000	$15,197,000

Earnings per share:
Basic	$0.32	$0.39	$0.47	$0.77
Diluted	$0.32	$0.38	$0.47	$0.75

Dividends declared per share	$0.18	$0.16	$0.18	$0.32

Shares used to compute earnings per share:
Basic	20,133,000	19,845,000	20,121,000	19,790,000
Diluted	20,412,000	20,318,000	20,417,000	20,252,000

                       See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other		Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Deferred Compensation	Comprehensive Income	Retained Earnings	Number of Shares	Amount	Total
Shareholders’ equity January 1, 2006	15,573,961	$156,000	8,010,497	$80,000	$89,351,000	($3,397,000)	$1,257,000	$237,369,000	(3,388,400)	($80,156,000)	$244,660,000
Net income								9,551,000			9,551,000
Translation adjustment for foreign currency, net of taxes of $26,000							43,000				43,000
Forward contracts, net of taxes of $124,000							207,000				207,000
Unrealized loss on available for sale securities, net of taxes of ($53,000)							(89,000)				(89,000)
Comprehensive income											9,712,000
Reversal of deferred compensation upon adoption of SFAS 123R	(138,182)	(1,000)			(3,396,000)	3,397,000					-
Stock-based compensation expense					1,633,000						1,633,000
Exercise of stock options, and related tax benefits of $268,000	142,775	1,000			2,753,000						2,754,000
Issuance of Restricted Stock	20,375				-						-
Shares surrendered by employees to pay taxes on restricted stock	(7,062)				(182,000)						(182,000)
Issuance of Class A Common Stock for ESPP	8,560				186,000						186,000
Purchase of Class A Stock									(300,000)	(7,169,000)	(7,169,000)
Reissuance of Treasury Shares	(31,300)				(405,000)				31,300	405,000	-
Dividends paid on Common Stock Class A and B	381				9,000			(7,270,000)			(7,261,000)
Shareholders’ equity June 30, 2006	15,569,508	$156,000	8,010,497	$80,000	$89,949,000	--	$1,418,000	$239,650,000	(3,657,100)	($86,920,000)	$244,333,000

See accompanying notes to condensed consolidated financial statements

 Kenneth Cole Productions, Inc. and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$9,551,000	$15,197,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,051,000	4,442,000
Unrealized gain on deferred compensation plans	(849,000)	(410,000)
Provision for doubtful accounts	93,000	120,000
Benefit for deferred taxes	(81,000)	(1,893,000)
Unrealized loss/(gain) from available-for-sale securities	89,000	(1,089,000)
Stock-based compensation expense	1,633,000	350,000
Changes in operating assets and liabilities:
Increase in due from factors	(8,469,000)	(3,115,000)
(Increase)/decrease in accounts receivable	(1,857,000)	4,599,000
Increase in inventories	(5,293,000)	(1,874,000)
Decrease/(increase) in prepaid expenses and other current assets	1,196,000	(602,000)
Increase in other assets	(331,000)	(1,874,000)
Increase/(decrease) in accounts payable	8,126,000	(3,210,000)
Increase/(decrease) in deferred income, accrued expenses and other current liabilities	1,621,000	(1,457,000)
Decrease in income taxes payable	(3,701,000)	(3,698,000)
Increase in other long-term liabilities	1,397,000	6,591,000
Net cash provided by operating activities	8,176,000	12,077,000
Cash flows from investing activities
Acquisition of property and equipment	(33,454,000)	(5,397,000)
Proceeds from sale of marketable securities	49,250,000	--
Purchases of marketable securities and other investments	(250,000)	(35,512,000)
Net cash provided by (used in) investing activities	15,546,000	(40,909,000)
Cash flows from financing activities
Shares surrendered by employees to pay taxes on restricted stock	(182,000)	--
Tax benefit from stock option exercises	268,000	959,000
Proceeds from exercise of stock options	2,486,000	3,081,000
Proceeds from employee stock purchase plan	186,000	142,000
Payments of short term borrowings	(950,000)	--
Dividends paid to shareholders	(7,261,000)	(6,340,000)
Acquisition of treasury shares	(7,169,000)	--
Net cash used in financing activities	(12,622,000)	(2,158,000)
Effect of exchange rate changes on cash	(27,000)	72,000
Net increase/(decrease) in cash	11,073,000	(30,918,000)
Cash, beginning of period	63,747,000	80,014,000
Cash, end of period	$74,820,000	$49,096,000
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$118,000	$2,000
Income taxes, net	$10,367,000	$13,179,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Kenneth Cole Productions, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Certain items contained in these financial statements are based on estimates.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all significant adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.  All significant intercompany transactions have been eliminated.

Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidated balance sheet at December 31, 2005, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Certain amounts in the Company’s previous financial statements have been reclassified to conform to the 2006 presentation.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.  Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”). The Company elected to use the modified prospective transition method to record stock-based compensation expense; therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted stock unit awards and stock option modifications.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-based awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. Also, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized in the Consolidated Statement of Cash Flows as a financing activity rather than an operating activity as it was classified in the past.  In addition, the Company’s Employee Stock Purchase Plan (the “Plan”) is now considered compensatory under SFAS 123R, due to the Plan’s lookback feature and 15% purchase price discount.

The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock options and other equity-based awards. The plans provide for the grant of stock options, restricted stock awards and other stock unit awards.  Historically, stock options have been granted to broad groups of employees on a discretionary basis. Recently, the Company’s equity-based compensation program has migrated toward an emphasis on restricted stock awards.

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

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.  Stock-Based Compensation (continued)

The following table summarizes stock option activity for the three and six months ended June 30, 2006:

	Shares	Weighted average exercise price per share
Outstanding as of January 1, 2006	2,600,717	$23.64
Granted	--	--
Exercised	(96,033)	$19.03
Forfeited	(195,699)	$28.08
Outstanding as of March 31, 2006	2,308,985	$23.44

Granted	27,000	$24.73
Exercised	(46,742)	$14.07
Forfeited	(23,350)	$31.72
Outstanding as of June 30, 2006	2,265,893	$23.56

Exercisable as of June 30, 2006	1,925,897	$23.56

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and June 30, 2005 was $0.3 million and $0.6 million, respectively. The weighted-average remaining term for stock options outstanding and exercisable, as of June 30, 2006, was 5.2 years and 4.9 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of June 30, 2006 was $6.0 million and $5.3 million, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  The total fair value of options vested during the six months ended June 30, 2006 and June 30, 2005 was $2.5 million and $4.0 million, respectively.

           The intrinsic value related to the exercise of stock options was $1.2 million for the six months ended June 30, 2006, which is currently deductible for tax purposes. The intrinsic value related to the exercise of stock options was $2.7 million for the six months ended June 30, 2005. In addition, 31,300 treasury shares were issued for options exercised during the three months ended June 30, 2006.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.  Stock-Based Compensation (continued)

The following table summarizes restricted stock unit activity for the three and six months ended June 30, 2006:

Shares
Unvested as of January 1, 2006	138,182
Granted	--
Vested	--
Forfeited	(26,000)
Unvested as of March 31, 2006	112,182

Granted	278,316
Vested	(20,375)
Forfeited	(4,294)
Unvested as of June 30, 2006	365,829
Vested as of June 30, 2006	35,157

The weighted-average grant-date fair value of restricted stock awards granted during the six months ended June 30, 2006 and 2005 was $6.9 million and $3.1 million, respectively.  The shares of restricted stock that vested during the six months ended June 30, 2006 and 2005 did not have intrinsic value due to the fact that the grant price was greater than the stock price during those periods. The total fair value of restricted shares vested during for the six months ended June 30, 2006 was $0.4 million.  No shares vested during the six-month period ended June 30, 2005. The weighted-average remaining contractual term of unvested shares of restricted stock as of June 30, 2006 and 2005 is 2.7 years and 3.8 years, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.

Stock-Based Compensation (continued)

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied for the three- and six- month periods ended June 30, 2005.

                                                                 Three Months Ended           Six Months Ended

                                                     June 30,                                June 30,

	2005	2005

Net Income, as reported	$ 7,708,000	$15,197,000

Add: Stock–based compensation included in reported net income, net of related tax effects	224,000	224,000
Deduct: Stock-based employee compensation expense determined under fair value method, net of related tax effects	(3,023,000)	(4,020,000)
Pro forma net income	$ 4,909,000	$11,401,000
Earnings per share:
Basic - as reported	$ 0.39	$ 0.77
Basic - pro forma	$ 0.25	$ 0.58

Diluted - as reported	$ 0.38	$ 0.75
Diluted - pro forma	$ 0.24	$ 0.56

In April 2005, the Company accelerated the vesting of 250,000 “out-of-the-money” stock options held by Kenneth D. Cole.  The estimated future expense recognition that was eliminated was approximately $2,115,000.  Also, in December 2005, the Company accelerated the vesting of 224,500 stock options held by various employees.  The estimated future expense recognition that was eliminated was approximately $1,400,000.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.

Stock-Based Compensation (continued)

The following table summarizes the components and classification of stock-based compensation expense for the three and six months ended June 30, 2006.  Stock-based compensation expense of $350,000 ($224,000 net of taxes) was recorded during the three and six months ended June 30, 2005.

	Three months ended June 30, 2006	Six months ended June 30, 2006
Stock options	$466,000	$998,000
Restricted stock units and employee stock purchase plan	496,000	635,000
Total stock-based compensation expense (1)	$962,000	$1,633,000

(1) Total stock-based compensation expense is recorded in selling, general, and administrative expenses in the consolidated statements of income.

Tax benefits were attributed to the stock-based compensation expense. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123R.

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123R and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.”

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.

Stock-Based Compensation (continued)

The following table summarizes the assumptions used to compute the weighted-average fair value of stock option grants.

	Three months ended June 30, 2006	Six months ended June 30, 2006
Weighted-average volatility	48.3%	64.5%
Risk-free interest rate	5.0% - 5.2%	3.2% - 5.2%
Weighted-average dividend yield	2.9%	0.7%
Expected Term	3-9 years	3-9 years

The weighted average volatility for the options granted during the current period was developed using historical volatility for periods equal to the expected term of the options. Prior to fiscal 2006, historical volatility was also used. An increase in the weighted-average volatility assumption will increase stock compensation expense.  The expected volatility used in the calculation of the Company’s stock-based compensation expense for the six months ended June 30, 2006 ranged from 32.4% to 69.4%.

The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

The dividend yield is a ratio that estimates the expected dividend payments to shareholders.  The dividend yield is calculated by using the dividends declared per share and the Company’s stock price on the date of grant.  An increase in the dividend yield will increase stock compensation expense.  The yields used in the calculations of the Company’s stock-based compensation expense for the six months ended June 30, 2006 ranged from 0% to 2.9%.

       The expected term of stock option grants was developed after considering vesting schedules, life of the option, historical experience and estimates of future exercise behavior patterns. An increase in the expected holding period will increase stock compensation expense.

The fair value of restricted stock was calculated by multiplying the Company’s stock price on date of grant by the number of shares granted.  This is currently being amortized over the vesting periods of the individual grants.  SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.  Stock-Based Compensation (continued)

primarily based on historical annual forfeiture rates and by employee classification ranging from 15% to 30% for stock options, and 10% to 15% for restricted stock. Estimated forfeitures will continue to be reassessed in subsequent periods and may change based on new facts and circumstances.

As of June 30, 2006, approximately $10.5 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 2.5 years.

In accordance with the guidance set forth in SFAS 123R, the Company reversed the deferred compensation amount in Shareholders’ Equity related to restricted stock as of January 1, 2006, and as such, all future compensation cost will be charged to compensation expense.

3.

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.”  Basic earnings per share is calculated by dividing net income by weighted average common shares outstanding.  Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities under the Company’s stock compensation incentive plans.

                                                                              Three Months Ended            Six Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Weighted average common
shares outstanding	20,133,000	19,845,000	20,121,000	19,790,000
Effect of dilutive securities:
Restricted stock & employee stock purchase plan	45,000	6,000	22,000	6,000
Stock options	234,000	467,000	274,000	456,000
Weighted average common
shares outstanding and common
share equivalents	20,412,000	20,318,000	20,417,000	20,252,000

Stock options outstanding as of June 30, 2006 and 2005, aggregating 808,000 and 903,000, respectively, have not been included in the diluted per share calculations since their effect would be antidilutive. In addition, restricted stock units aggregating 100,000 as of June 30, 2006 have not been included in the diluted per share calculations since their effect would be antidilutive.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.  Comprehensive Income

Comprehensive income is comprised of net income, the effect of foreign currency translation, changes in unrealized gains and losses on forward exchange contracts and available-for-sale securities.   Comprehensive income for the six-month periods ended June 30, 2006 and 2005 amounted to $9,712,000 and $14,928,000, respectively.   Comprehensive income for the three-month periods ended June 30, 2006 and 2005 amounted to $6,277,000 and $7,675,000, respectively.

5.

Derivative Instruments and Hedging Activities

In the normal course of business, the Company routinely enters into forward contracts in anticipation of future purchases of inventory denominated in Euros.  These forward contracts are used to hedge against the Company’s exposure to changes in Euro exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation. The Company has classified these contracts as cash flow hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedge Activities.”  The Company had outstanding forward contracts of $1,500,000 at June 30, 2006 with maturity dates through October 2006.

All terms and conditions of the Company’s forward contracts are included in the measurement of the related hedge effectiveness.  The critical terms of the forward contracts are the same as the underlying forecasted transactions. As a result, changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions.  No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during the three- and six- month periods ended June 30, 2006.  At June 30, 2006, the notional amount of the Company’s forward contracts was $1,500,000, and resulted in an unrealized gain of approximately $23,000, net of taxes, which was included in Accumulated Other Comprehensive Income in the Company’s Condensed Consolidated Statement of Changes in Shareholders’ Equity and as a decrease to inventory, the underlying exposure on the Balance Sheet.  The Company expects to reclassify all of the unrealized gain from Accumulated Other Comprehensive Income into earnings within the next four months due to the actual executions of foreign exchange contracts to purchase merchandise and the ultimate sale of that merchandise.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.

Segment Information

The Company has three reportable segments: Wholesale, Consumer Direct and Licensing.  The Company’s reportable segments are business units that offer different products and services or similar products through different channels of distribution.  The Wholesale segment designs, sources and markets a broad range of quality footwear and handbags for wholesale distribution.  The Consumer Direct segment markets a broad selection of the Company’s branded products, including licensee products for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, catalogs and e-commerce (at website addresses www.kennethcole.com and www.kennethcolereaction.com).  The Licensing segment earns royalties on licensee sales to third parties of the Company’s branded products and royalties on the purchase by and sale to third parties by foreign retailers or by distributors in foreign countries.  The Company maintains control over quality and image and allows licensees to sell primarily to channels of distribution the same as, similar to or otherwise consistent with those of the Company’s Wholesale segment.  The Company evaluates performance of each of its segments, and allocates resources, based on profit or loss before elimination of intersegment profit, unallocated corporate overhead, stock-based compensation expense and income taxes for each segment.  Intersegment sales between the Wholesale and Consumer Direct segment include a markup, which is eliminated in consolidation.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.  Segment Information (continued)

Financial information of the Company’s reportable segments is as follows (in thousands):

		Three Months Ended				Six Months Ended
			June 30, 2006				June 30, 2006
	Consumer					Consumer
Wholesale		Direct	Licensing	Totals	Wholesale	Direct	Licensing	Totals
Revenue from external customers	83,721	41,156	10,384	135,261	159,587	77,491	20,758	257,836
Intersegment revenues	11,323			11,323	20,124			20,124
Segment income (1)	12,585	(4,562)	7,840	15,863	21,696	(12,374)	16,001	25,323
Segment assets					279,862	63,606	7,420	350,880

		Three Months Ended				Six Months Ended
			June 30, 2005				June 30, 2005
	Consumer					Consumer
Wholesale		Direct	Licensing	Totals	Wholesale	Direct	Licensing	Totals
Revenue from external customers	63,499	45,782	10,054	119,335	143,436	86,137	19,660	249,233
Intersegment revenues	8,546			8,546	18,746			18,746
Segment income (1)	6,007	3,213	8,039	17,259	17,110	1,239	15,661	34,010
Segment assets					263,477	52,330	3,877	319,684

(1)

Before elimination of intersegment profit, unallocated corporate overhead, stock-based compensation expense and income taxes.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.

Segment Information (continued)

The reconciliation of the Company’s reportable segment revenues, profit and loss, and assets are as follows (in thousands):

                                                                                                 Three Months Ended                                 Six Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues
Revenues for external customers	135,261	$119,335	257,836	$249,233
Intersegment revenues	11,323	8,546	20,124	18,746
Elimination of intersegment revenues	(11,323)	(8,546)	(20,124)	(18,746)
Total consolidated revenues	$135,261	$119,335	257,836	$249,233

Income
Total profit for reportable segments	$15,863	$17,259	25,323	34,010
Elimination of intersegment profit, stock-based compensation expense and unallocated overhead	(6,444)	(5,216)	(11,002)	(10,266)
Total income before income taxes	9,419	12,043	14,321	23,744

Assets
Total assets for reportable segments			350,888	319,684
Elimination of intersegment inventory profit			(4,121)	(3,689)
Total consolidated assets			346,767	315,995

Revenues from international customers were approximately 1.4% and 2.1% of the Company’s consolidated revenues for the three months ended June 30, 2006 and 2005, respectively, and approximately 2.0% and 2.6% of the Company’s consolidated revenues for the six months ended June 30, 2006 and 2005, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Purchase of Corporate Headquarters Building

In June 2006, the Company finalized the purchase of its worldwide corporate headquarters building, located in New York, for a purchase price of approximately $24 million.  The land and building were recorded at cost in Property, Plant, and Equipment in the accompanying condensed consolidated balance sheet.  The building will be depreciated for financial reporting purposes using the straight-line method over its estimated useful life.

8.  Income Taxes

During the quarter ended June 30, 2006, the Company reached agreements with various taxing authorities which closed outstanding audit periods, for which the Company had previously established reserves. The Company recorded a tax benefit of approximately $600,000, net of certain tax liabilities that were established during the quarter ended June 30, 2006.

9.  Common Stock Repurchase

During the three months ended June 30, 2006, the Company repurchased 300,000 of its shares at an aggregate price of $7.2 million.  The Company has 1.7 million shares available for repurchase as of June 30, 2006 under the Company’s Board-authorized repurchase plans.

10.  Related Party

The Company has an exclusive license agreement with Iconix Brand Group, Inc., formerly Candies, Inc., and its trademark holding company, IP Holdings, LLC (“Candies”), to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women’s, men’s and children’s footwear.  The Chief Executive Officer and Chairman of Candies is the brother of the Company’s Chief Executive Officer and Chairman.  The initial term of the agreement is through December 31, 2007, with options to renew through December 31, 2016 based upon the Company reaching certain sales thresholds.  The license agreement with Candies was entered into at arm’s length.  During these periods, the Company is obligated to pay Candies a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $350,000 and $700,000 in aggregate royalty and advertising expense to Candies for the three-month and six-month periods ended June 30, 2006 respectively.  The Company recorded approximately $315,000 and $630,000 in aggregate royalty and advertising expense to Candies for the three-month and six-month periods ended June 30, 2005 respectively.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.

Legal Proceedings

     In April 2005, a purported class action lawsuit was filed against the Company in the Superior

Court of California for the County of San Diego.  The individual plaintiff is a floor supervisor in one of the Company’s retail stores who purports to bring suit on behalf of himself and other similarly situated current and former floor supervisors.  Among other claims, the plaintiff alleges that he and other floor supervisors worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law.  The lawsuit seeks damages, penalties,

restitution, equitable relief, interest and attorneys’ fees and costs.  The Company denies the allegations in the complaint and is defending the action vigorously.  The Company does not believe that the outcome will have a material adverse effect on its business operations.

       In September 2004, a purported class action lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles.  The individual plaintiffs were current or former store managers or assistant managers who brought a suit on behalf of themselves and other similarly situated store managers and assistant managers.  Among other claims, the plaintiffs alleged that they worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law.  The lawsuit sought damages, penalties, restitution, reclassification and attorneys’ fees and costs.  In January 2006, the Company reached an agreement in principle to settle the matter, and the parties filed a fully executed Stipulation of Class Settlement and Release.  On June 21, 2006, the Court entered final judgment in the case, which settlement included the plaintiffs’ attorneys’ fees as well as court and claims administration costs.  The settlement did not have a material impact on the Company’s financial statements.

     In July 2006, an Italian footwear manufacturer served the Company with a complaint in claiming that the Company is selling certain styles of footwear that infringe on its patents.  The complaint seeks unspecified monetary relief and an injunction to prohibit the Company from selling allegedly infringing shoes.  The Company denies the allegations in the complaint and is defending the action vigorously. No amounts have been accrued in the Company’s financial statements, as a loss is not currently considered probable or estimable.  If facts and circumstances change as the claim proceeds, the ultimate outcome may or may not have a material adverse impact on the Company’s financial statements.

     The Company is, from time to time, a party to other litigation that arises in the normal course of its business operations.  The Company is not presently a party to any other litigation that it believes might have a material adverse effect on its business operations.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.  New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the requirements and impact of FIN 48 on the Company’s consolidated financial statements, and will adopt the provisions on January 1, 2007.

13.  Subsequent Event

On July 27, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share payable on September 15, 2006, which will be paid to shareholders of record at the close of business on August 25, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

The statements contained in this report which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding the Company’s anticipated results or level of business for 2006 or any other future period, may be deemed to constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including, but not limited to, demand and competition for the Company’s products, the ability to enter into new licensee agreements, to maintain and renew existing licensing agreements, and to open new stores, changes in consumer preferences or fashion trends, events causing disruption in product shipment, change in import regulations, dependence on certain large customers, changes in the Company’s relationships with vendors and other resources, the launching or prospective development of new business initiatives, future licensee sales growth, gross margins, store expansion and openings, changes in distribution centers, and the implementation of management information systems.  The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company’s reports and registration statements filed with the Securities and Exchange Commission.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

Update on Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management.  For a summary of the Company’s significant accounting policies, see the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

Kenneth Cole Productions, Inc., incorporated in September 1982, designs, sources and markets a broad range of fashion footwear and handbags and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, and Tribeca brand names.  In addition, the Company has the rights to use the Bongo trademark for footwear under a license agreement, as well as Gentle Souls for footwear under a proprietary trademark.  The Company’s products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole. These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends. The combination of basic products and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

The Company markets its products to more than 6,000 department and specialty store locations, as well as through its Consumer Direct business, which includes an expanding base of retail and outlet stores, consumer catalogs and websites, including online e-commerce.  The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men’s, women’s and children’s footwear, handbags, apparel and accessories), prices and styling, and also provides opportunities to wholesale customers who do not carry the Company’s full range of products.

The popularity of the Kenneth Cole brand names among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements.  The Company offers through these agreements a lifestyle collection of men’s product categories, including tailored clothing, dress shirts, dress pants, sportswear, neckwear, briefcases, portfolios, jewelry, belts, leather and fabric outerwear, sunglasses, prescription eyewear, watches, fragrance, swimwear, luggage, hosiery and small leather goods.  Women’s product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, prescription eyewear, watches, jewelry, fragrance, swimwear, and luggage.  In addition, the Company licenses its home collection and boys’ and girls’ apparel under the Kenneth Cole Reaction brand, which further broadens the Kenneth Cole lifestyle collection.

The Company recorded net revenues of $135.3 million for the three months ended June 30, 2006; a 13.3% increase over the three months ended June 30, 2005, and diluted earnings per share decreased 15.8% to $0.32 from $0.38 over the second quarter of 2005.  The Company also recorded net revenues of $257.8 for the six months ended June 30, 2006, a 3.5% increase over the six months ended June 30, 2005 and diluted earnings per share declined 37.3% to $0.47 from $0.75 from the six months ended June 30, 2005.  The Company’s balance sheet reflected $92.2 million in cash and marketable securities, and had $2.1 million in short-term borrowings as of June 30, 2006.  The Company is in the midst of a strategic initiative to elevate and reposition its brands. The Company believes that the repositioning of its brands will place the Company in the best position to grow both domestically and internationally and to enable the Company’s brands to reach their potential. As such, the Company continues to focus on designing and delivering high quality, fashionable products, creating efficient and compelling retail environments, and continuing to develop its partnerships with its licensees to ensure brand quality and distribution integrity.

Results of Operations

The following table sets forth the Company’s condensed consolidated statements of income in thousands of dollars and as a percentage of net revenues for the three and six months ended June 30, 2006 and June 30, 2005.

                                                     Three Months Ended

                                            Six Months Ended

           June 30,

                           June 30,

	2006		2005		2006		2005
Net sales	$124,877	92.3%	$109,281	91.6%	$237,078	91.9%	$229,573	92.1%
Royalty revenue	10,384	7.7	10,054	8.4	20,758	8.1	19,660	7.9
Net revenues	135,261	100.0	119,335	100.0	257,836	100.0	249,233	100.0
Gross profit (1)	56,736	41.9	55,369	46.4	108,033	41.9	111,535	44.8
Selling, general & administrative expenses	48,591	35.9	44,161	37.0	96,238	37.3	89,143	35.8
Operating income	8,145	6.0	11,208	9.4	11,795	4.6	22,392	9.0
Interest income, net	1,274	1.0	835	0.7	2,526	1.0	1,352	0.5
Income before income taxes	9,419	7.0	12,043	10.1	14,321	5.6	23,744	9.5
Income tax expense	2,932	2.2	4,335	3.6	4,770	1.9	8,547	3.4
Net income	6,487	4.8	7,708	6.5	9,551	3.7	15,197	6.1

(1)

Gross Profit may not be comparable to other entities, since some entities include the costs related to their distribution network in cost of goods sold and others entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

REVENUES:  Consolidated net revenues increased $15.9 million, or 13.3%, to $135.3 million for the three months ended June 30, 2006 from $119.3 million for the three months ended June 30, 2005.  The increase in revenues occurred in the Company’s Wholesale and Licensing segments, partially offset by a decline in its Consumer Direct business, as further described below.

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) increased $20.2 million, or 31.8% to $83.7 million, for the three months ended June 30, 2006 from $63.5 million for the three months ended June 30, 2005.  The increase, which includes $7.0 million in carry-over orders from March from the slower than anticipated start-up of a new third-party distribution center, is primarily due to a growth in excess of 40% in the Company’s Reaction branded products during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.  In addition, sales from the Company’s Kenneth Cole New York branded men’s footwear product line increased during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, which was offset by a decline in Kenneth Cole New York branded women’s footwear.

Net sales in the Company’s Consumer Direct segment decreased $4.6 million, or 10.1%, to $41.2 million for the three months ended June 30, 2006 from $45.8 million for the three months ended June 30, 2005.  The decrease in net sales is due primarily to a decrease in comparable store sales of $5.4 million or 13.2%, offset by an increase of $0.8 million primarily related to new stores opened in 2006 and that portion of 2006 sales for stores not open for all of 2005. Comparable stores are defined as new stores open in excess of thirteen months.  A store that stops operations is included in the comparable sales calculation through the date of closing.  The Company believes that the lack of an effective execution of its brand elevation strategy for the Company’s retail stores contributed significantly to the decline in Consumer Direct results.  The Company believes it may have elevated its prices too abruptly to create an appropriate transition for its customers.  The Company is taking measures to address these issues, including adding a layer of Kenneth Cole Reaction to certain classifications, analyzing on a store by store basis the mix of product and customer demographics, modifying price points where applicable, as well as transitioning the outlet store business to a stand-alone profit center from a clearance format .

LICENSING REVENUE:  Royalty revenue increased 4.0% to $10.4 million for the three months ended June 30, 2006 from $10.0 million for the three months ended June 30, 2005.   The increase in licensing revenues was primarily attributable to the incremental minimum royalties from the Company’s existing licensees, as well as additional royalties from two Reaction licensees related to women’s sportswear and the home collection, offset slightly by decreases in revenues from certain international licensees.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, decreased to 41.9% for the three months ended June 30, 2006 from 46.4% for the three months ended June 30, 2005.  This decrease was primarily a result of decreases in the Consumer Direct margins and the change in mix of the Company’s net revenues from its Wholesale and Consumer Direct segments.  The Consumer Direct segment, which typically operates at a higher gross profit level than the Wholesale segment, had decreased revenues as a percentage of net revenues of 30.4% for the three months ended June 30, 2006 compared to 38.4% for the three months ended

 June 30, 2005, while the Wholesale segment revenues as a percentage of net revenues increased to 61.9% for the three months ended June 30, 2006 from 53.2% for the three months ended June 30, 2005.   The revenues in the Licensing segment, which carries no cost of goods sold, decreased as a percentage of revenue to 7.7% for the three months ended June 30, 2006 compared to 8.4% for the three months ended June 30, 2005.  The increase in Wholesale margins is primarily due to strong sell-thrus of Kenneth Cole Reaction branded product at retail, while the margins in Consumer Direct decreased due to additional clearance activity, as the segment continues to sell through excess inventories.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  Selling, general and administrative expenses, including warehousing and receiving expenses, decreased to 35.9% as a percentage of net revenues ($48.6 million) for the three months ended June 30, 2006 from 37.0% as a percentage of net revenues ($44.2 million) for the three months ended June 30, 2005.  Expenses, as a percentage of net revenues, decreased primarily due to leverage created by the increase in sales, as well as the Company’s continued focus on cost containment and budgetary controls.  The increase in total selling, general and administrative expense of $4.4 million resulted from variable expenses, rent from new retail stores and the impact of SFAS 123R, which contributed approximately $1.0 million to the increase, as compared to $350,000 related to restricted stock compensation expense for the three months ended June 30, 2005.

INTEREST AND OTHER INCOME:  Interest and other income increased to $1.3 million for the three months ended June 30, 2006 from $0.8 million for the three months ended June 30, 2005.  The increase was primarily due to an average higher rate of return on investments, as well as higher average cash balances.

INCOME TAXES:  The Company’s effective tax rate decreased to 31.1% for the three months ended June 30, 2006, as compared to 36.0% for the three months ended June 30, 2005.  During the quarter ended June 30, 2006, the Company reached agreements with various taxing authorities, which closed outstanding audit periods, for which the Company had previously established reserves. The Company recorded a tax benefit of approximately $600,000, net of certain tax liabilities that were established during the quarter ended June 30, 2006.

NET INCOME:  As a result of the foregoing, net income decreased 15.8% for the three months ended June 30, 2006 to $6.5 million (4.8% of net revenues) from $7.7 million (6.5% of net revenues) for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

REVENUES:  Consolidated net revenues increased $8.6 million, or 3.5%, to $257.8 million for the six months ended June 30, 2006 from $249.2 million for the six months ended June 30, 2005.  The increase in revenues occurred in the Company’s Wholesale and Licensing segments, partially offset by a decline in its Consumer Direct business, as further described below.

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) increased $16.2 million, or 11.3% to $159.6 million, for the six months ended June 30, 2006 from $143.4 million for the six months ended June 30, 2005.  The increase is primarily due to a growth in sales in Reaction women’s footwear and handbags in excess of 30%, in addition to an increase in sales of Kenneth Cole New York men’s footwear, as compared to the three months ended June 30, 2005.  These increases were offset by a decline in sales of Kenneth Cole New York women’s footwear.

Net sales in the Company’s Consumer Direct segment decreased $8.6 million, or 10.0%, to $77.5 million for the six months ended June 30, 2006 from $86.1 million for the six months ended June 30, 2005.  The decrease in net sales is due primarily to a decrease in comparable store sales of $10.3 million, or 13.4%, offset by an increase of $1.8 million related to new stores opened in 2006 and that portion of 2006 sales for stores not open for all of 2005.  Comparable store sales are defined as new stores open in excess of thirteen months.  A store that stops operations is included in the comparable sales calculation through the date of the store’s closing. The Company’s remaining decrease resulted from the Company’s Internet/Catalog sales.  The Company believes that the lack of an effective execution of its brand elevation strategy for the Company’s retail stores contributed significantly to the decline in Consumer Direct results.  The Company believes it may have elevated its prices too abruptly to create an appropriate transition for its customers.  The Company is taking measures to address these issues, including adding a layer of Kenneth Cole Reaction to certain classifications, analyzing on a store by store basis the mix of product and customer demographics, modifying price points where applicable, as well as transitioning the outlet store business to a stand-alone profit center from a clearance format .

LICENSING REVENUE:  Royalty revenue increased 5.1% to $20.7 million for the six months ended June 30, 2006 from $19.7 million for the six months ended June 30, 2005.   The increase in licensing revenues was primarily attributable to the incremental minimum royalties from the Company’s existing licensees, as well as additional royalties from two Reaction licensees related to women’s sportswear and the home collection.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, decreased to 41.9% for the six months ended June 30, 2006 from 44.8% for the six months ended June 30, 2005.  This decrease was primarily a result of decreases in the Consumer Direct margins and the change in mix of the Company’s net revenues from its Wholesale and Consumer Direct segments.  The Consumer Direct segment, which typically operates at a higher gross profit level than the Wholesale segment, had decreased revenues as a percentage of net revenues of 30.1% for the six months ended June 30, 2006 compared to 34.6% for the six months ended June 30, 2005, while the Wholesale segment revenues as a percentage of net revenues increased to 61.9% for the six months ended June 30, 2006 from 57.6% for the six months ended June 30, 2005.   The revenues in the Licensing segment, which carries no cost of goods sold, offset the decline slightly as the segment increased as a percentage of revenue to 8.1% for the six months ended June 30, 2006 compared to 7.9% for the six months ended June 30, 2005. The increase in Wholesale margins is primarily due to strong sell-thrus at retail of Kenneth Cole Reaction branded product, while the margins in Consumer Direct decreased due to additional clearance activity, as the segment continues to sell through excess inventories.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  Selling, general and administrative expenses, including warehousing and receiving expenses, increased to 37.3% as a percentage of net revenues ($96.2 million) for the six months ended June 30, 2006 from 35.8% as a percentage of net revenues ($89.1 million) for the six months ended June 30, 2005.  Expenses, as a percentage of net revenues, increased primarily due increases in fixed costs from new and expanding retail stores and the Company’s loss of leverage on its comparable stores’ sales base, offset by leverage from the Company’s improvement in sales from Wholesale operations. In addition, the impact of the adoption of SFAS 123R contributed to a $1.6 million increase, or 1.0%, as a percentage of net revenues, in expenses, as compared to $350,000 of restricted stock compensation expense for the six months ended June 30, 2005.

INTEREST AND OTHER INCOME:  Interest and other income increased to $2.5 million for the six months ended June 30, 2006 from $1.4 million for the six months ended June 30, 2005.  The increase was primarily due to a higher average cash balances and higher rate of return on investments.

INCOME TAXES:  The Company’s effective tax rate decreased to 33.3% for the six months ended June 30, 2006 from 36.0% for the six months ended June 30, 2005.  During the quarter ended June 30, 2006, the Company reached agreements with various taxing authorities, which closed outstanding audit periods, for which the Company had previously established reserves. The Company recorded a tax benefit of approximately $600,000, net of certain tax liabilities that were established during the quarter ended June 30, 2006.

NET INCOME:  As a result of the foregoing, net income decreased 37.2% for the six months ended June 30, 2006 to $9.6 million (3.7% of net revenues) from $15.2 million (6.1% of net revenues) for the six months ended June 30, 2005.

New Accounting Pronouncements

The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method. Under this method, the Company is required to recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Under SFAS 123R, the Company is required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company’s equity-based compensation program has migrated toward an emphasis on restricted stock awards.  Total compensation cost related to nonvested awards not yet recognized and the weighted-average period over which it is expected to be recognized is $10.5 million and 2.5 years respectively, as of June 30, 2006.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the requirements and impact of FIN 48 on the Company’s consolidated financial statements, and will adopt the provisions on January 1, 2007.

Liquidity and Capital Resources

The Company uses cash from operations as the primary source of financing for its expansion and seasonal requirements.  Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances.  At June 30, 2006 and December 31, 2005 working capital was $159.2 million and $187.1 million, respectively.

Cash provided by operating activities was $8.2 million for the six months ended June 30, 2006, compared to $12.1 million for the six months ended June 30, 2005.  The decrease in cash flows provided by operations is primarily attributable to the decrease in net income and change in inventory levels, as well as the timings of payables and receivables.

Net cash provided by investing activities totaled $15.5 million for the six months ended June 30, 2006 compared to $40.9 million of net cash used in investing activities for the six months ended June 30, 2005.  The increase was primarily attributable to $49.3 million in proceeds received from the sale of marketable securities, in connection with the shift in the Company’s portfolio holdings of auction-rate securities to overnight money market funds in 2006, compared to purchases of $35.5 million of marketable securities during the six months ended June 30, 2005.  In addition, capital expenditures for the six months ended June 30, 2006 were $33.5 million, compared to $5.4 million for the six months ended June 30, 2005, which includes the purchase of the Company’s worldwide corporate headquarters building for a purchase price of approximately $24 million in 2006.  Included in capital expenditures were expenditures on furniture, fixtures, and leasehold improvements for new retail store openings and expansions of $4.3 million and $3.1 million for the six months ended June 30, 2006 and 2005, respectively.  The remaining increase in expenditures was primarily due to investments in management information systems.

Net cash used in financing activities was $12.6 million for the six months ended June 30, 2006 compared to $2.2 million for the six months ended June 30, 2005.   During the six months ended June 30, 2006, the Company declared and paid quarterly cash dividends of approximately $7.3 million to common stock shareholders compared to $6.3 million of dividends declared and paid during the six months ended June 30, 2005. In addition, the Company repurchased 300,000 treasury shares at an aggregate price of $7.2 million, which was primarily offset by proceeds from the exercise of stock options of $2.5 million during the six months ended June 30, 2006 compared to $3.1 million of proceeds from exercises during the six months ended June 30, 2005.

The Company’s material obligations under contractual agreements, primarily commitments for future payments under operating lease agreements as of June 30, 2006, are summarized as follows:

Payments Due by Period

	Total	1 year or less	2-3 years	4-5 years	After 5 years
Operating Leases and Other Obligations	$189,315,000	$26,228,000	$51,081,000	$43,766,000	$68,240,000
Purchase Obligations	61,206,000	61,206,000
Short-term Borrowings	2,050,000	2,050,000
Total Contractual Obligations	$252,571,000	$89,484,000	$51,081,000	$43,766,000	$68,240,000

The Company utilizes forward contracts to hedge its cost on certain future purchases of inventory in Euros. These forward contracts are used to hedge against the Company’s exposure to changes in the Euro exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation. At June 30, 2006, the Company had forward contracts totaling $1.5 million in notional value, with an unrealized gain of approximately $23,000 net of taxes.

The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25.0 million to finance working capital requirements.  The Company has no outstanding advances under this line of credit; however, amounts available under the line of credit were reduced by $6.7 million in standby letters of credit to $18.3 million at June 30, 2006.  Also, in 2005, one of the Company’s foreign subsidiaries entered into a promissory note with a financial institution, which provided the foreign subsidiary with $3,000,000. The note is due in September 2006.

The Company believes that it will be able to satisfy its cash requirements for the next year, including requirements for its retail expansion and renovations, office build-out of its corporate headquarters, dividend payments, short-term borrowings, and implementations of new information systems, primarily with cash flow from operations and current cash levels.

The foregoing commentary should be considered to fall within the coverage of the “Safe Harbor Statement” under the Private Securities Litigation reform Act of 1995 included in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is primarily exposed to currency exchange rate risks with respect to its inventory transactions denominated in Euros.  Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates.  The Company manages these risks by utilizing forward contracts to hedge its cost on future purchases.  The Company does not enter into foreign currency transactions for speculative purposes.   At June 30, 2006, the Company had forward contracts totaling $1.5 million in notional value with an unrealized gain of approximately $23,000 net of taxes. The Company’s earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility.  At the Company’s current borrowing levels, a two percent increase in interest rates affecting the Company’s credit facility would not have a material effect on the Company’s year-to-date earnings.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended) as of the end of the period covered by this quarterly report, and have concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the Company in reports filed or submitted  under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.

  Legal Proceedings.  There have been no material changes during the six-month period ended June 30, 2006 from the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, other than the following:

In September 2004, a purported class action lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles.  In January 2006, the Company reached an agreement in principle to settle the matter, and the parties filed a fully executed Stipulation of Class Settlement and Release.  On June 21, 2006, the Court entered final judgment in the case, which settlement included the plaintiffs’ attorneys’ fees as well as court and claims administration costs.  The settlement did not have a material impact on the Company’s financial statements.

In July 2006, an Italian footwear manufacturer served the Company with a complaint claiming that the Company is selling certain styles of footwear that infringe on its patents.  The complaint seeks unspecified monetary relief and an injunction to prohibit the Company from selling allegedly infringing shoes.  The Company denies the allegations in the complaint and is defending the action vigorously.  No amounts have been accrued in the Company’s financial statements, as a loss is not considered currently probable or estimable.  If facts and circumstances change as the claim proceeds, the ultimate outcome may or may not have a material adverse impact on the Company’s financial statements.

Item 1A.  Risk Factors.  There have been no material changes during the three- and six-month periods ended June 30, 2006 from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, other than the following:

The effects of recent hurricanes and other natural disasters have increased insurance costs for which the Company expects to take on higher deductibles if losses occur.

The Company has operations in flood, hurricane and earthquake zones.  As such, the Company has insured itself against losses from natural disasters.  The cost of such insurance has risen significantly as a result of the effects of recent disasters throughout the United States.  To offset such costs, the Company has taken on larger deductibles which, if aggregated through multiple disaster locations, could have a material effect on our results of operations.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2006, the Company repurchased 300,000 shares of its own stock, as presented in the following table:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
May 2006	107,100	$24.82	107,100	1,892,900
June 2006	192,900	$23.38	192,900	1,700,000

(1) As of December 31, 2005 the Company had 861,600 shares available for repurchase. On March 2 2006, the Company’s Board of Directors increased the authorization for the Company’s repurchase plan by 1,138,400 shares to 2 million shares available for repurchase.  As of June 30, 2006, the remaining amount of shares that could be repurchased was approximately 1.7 million shares.

Item 3.

Defaults Upon Senior Securities. None

Item 4.

Submission of Matters to a Vote of Security Holders.

(a) Kenneth Cole Productions, Inc.’s Annual Meeting of Shareholders was held on May 17, 2006.

(b)

Election of Directors – All nominees were elected through proxies solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.  There was no solicitation in opposition to management’s nominees as listed in the Proxy Statement, and each of the nominees   was elected to hold office until the next Annual Meeting of Shareholders.

(c)  Matters voted on at the Annual Meeting of Shareholders included, (i) the election of directors and

(ii) the ratification of the selection of the Independent Registered Public Accountant Firm for the 2006 fiscal year.

	FOR	AGAINST/ABSTAIN	BROKER NON-VOTE
Kenneth D. Cole	91,214,230	307,329	0
Martin E. Franklin	91,455,953	65,606	0
Robert C. Grayson	11,364,789	51,800	0
Denis F. Kelly	11,120,904	295,685	0
Philip B. Miller	91,469,859	51,700	0
Philip R. Peller	91,470,644	50,915	0

Holders of 12,148,057 shares of Class A Common Stock, and 8,010,497 shares of Class B Common Stock, constituting approximately 96.0% of the shares entitled to vote, were present in person or by proxy at the Annual Meeting of Shareholders.  Each record holder of Class A Common Stock is entitled to one vote per share, and each record holder of Class B Common Stock is entitled to 10 votes per share.  Holders of Class A Common Stock voted separately to elect Robert C. Grayson and Denis F. Kelly.

With regard to the ratification of the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm, the results were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
91,515,076	5,660	823	0

Item 5.

 Other Information.  None.

Item 6.

 Exhibits.

10.28	Employment Agreement between Kenneth Cole Productions, Inc. and Michael DeVirgilio dated March 31, 2006

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kenneth Cole Productions, Inc.

Registrant

August 7, 2006

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s Independent Registered Public Accounting Firm and the Audit Committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:

/s/ KENNETH D. COLE

--------------------------------------

Kenneth D. Cole

Chief Executive Officer

Date:  August 7, 2006

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s Independent Registered Public Accounting Firm and the Audit Committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:  /s/ DAVID P. EDELMAN

--------------------------------------

David P. Edelman

Chief Financial Officer

Date:  August 7, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kenneth D. Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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
August 7, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David P. Edelman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DAVID P. EDELMAN
David P. Edelman
Chief Financial Officer
Kenneth Cole Productions, Inc.
August 7, 2006

Exhibit 10.28

March 31, 2006

Dear Michael:

This letter agreement (the “Agreement”) will serve to confirm our understanding of the terms of your continued employment as Executive Vice President, Business Development for Kenneth Cole Productions, Inc. (together with its subsidiaries, divisions and affiliates, the "Company").

1.

The Company will continue to employ you and you agree to continue to serve as Executive Vice President, Business Development.  You agree to devote your full time and best efforts to the satisfactory performance of such services and duties as the position requires.

You and the Company hereby agree that this Agreement replaces and terminates all prior agreements with the Company.  You further expressly agree that this replacement and termination do not give rise to any obligations on the part of the Company and that you do not have, and will not advance, any rights or claims under any prior agreement.  Your employment continues to be subject to and governed by the terms of the Company Employee Handbook (the “Handbook”), except to the extent that this Agreement conflicts with and thus supersedes the terms of the Handbook.

2.

Your compensation shall be as follows:

a.

Effective January 18, 2006, your bi-weekly base salary shall be sixteen thousand three hundred forty-six dollars and 15/100 ($16,346.15).  Effective on March 1, 2006,  your bi-weekly base salary shall be seventeen thousand three hundred seven dollars and 69/100 ($17,307.69).  Thereafter, your salary shall be subject to good faith review for possible increase annually on or about the anniversary date of your last increase.

Salary will be subject to withholding of all taxes payable with respect thereto and deductions for insurance contributions, etc.

b.

Effective upon your commencement date, you will be eligible to participate in our discretionary management bonus plan, which provides for annual awards based upon both the Company's financial condition and performance and your own performance.  Each fiscal year, you will be eligible to receive an award up to 50% of the actual base salary paid to you for the prior fiscal year (with an opportunity for an overachievement component of up to an additional 50% based on corporate earnings as defined by the compensation committee).  The amount of bonus shall be at the discretion of the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), which shall consider an award based on the following:  (i) one portion of the bonus based on Company performance against certain parameters established by the Company and the Compensation Committee and (ii) another portion of the bonus based on your achievement of individual targets set by the Company and the Compensation

Committee.  These parameters and targets will be provided for you during the first quarter of each fiscal year.   The discretionary management bonus will be paid in the first quarter of the following fiscal year at such time as other executives receive their bonuses.

Eligibility for all bonuses is contingent upon your (i) being in employment at the end of the fiscal year on which the bonus is based, and (ii) not having terminated your employment voluntarily before the date when the bonus is paid by the Company.

3.

You will continue to be eligible to participate in the Company’s restricted stock plan.  The Company will grant you an additional twenty thousand (20,000) shares of restricted stock .  These shares will vest over four years consistent with other large grants as follows:  20% per year in each of the first three years and 40% in the fourth year.  All grants are subject to all of the terms and conditions set forth in the plan documents. Thereafter, you will be eligible for annual grants of stock options and/or restricted stock as and when other executives receive their grants, as determined by the Compensation Committee and subject to all of the terms and conditions set forth in the plan documents of the relevant plans.

4.

While you are employed by the Company, and subject, of course, to the Company's right to amend, modify or terminate any benefit plan or program, you shall be entitled to the following benefits/perquisites:

a.

You will continue to be able to participate in the Company’s Supplemental Employee Retirement Plan in keeping with the terms of the Plan and the Plan documents.  The Company will adjust its contributions on your behalf in keeping with your then-current salary when adjustments are made for other executives.

b.

You will continue to be able to participate in Group Medical Benefits, Group Life Insurance, Voluntary Dental Insurance, Business Travel Accident Insurance, 401(k) and other benefit plans in keeping with Company policies.

c.

Profit Sharing Thrift Plan – you will continue to be eligible to participate in the Company Employee Profit Sharing Thrift (401(k)) Plan.

d.

Vacation – in accordance with Company policy.

e.

Business Expenses  - reimbursement for reasonable and approved travel, entertainment and other business expenses incurred by you in connection with Company business, all in accordance with Company policies and practices.

f.

Auto Allowance and Parking Expenses – auto allowance of $1,000 per month and reimbursement of parking expenses in accordance with Company policies and practices for other executives.

5.

Your employment with the Company is, and at all times shall be, “at will”, which means that you or the Company may terminate your employment at any time, for any reason or for no reason.

  Notwithstanding the foregoing, if you decide to terminate your employment with the Company, you agree:

a.

to provide the Company with six (6) months prior written notice;

b.

to make no public announcement concerning your departure prior to your termination date without the written consent of the Company;

c.

to continue to perform faithfully the duties assigned to you on the date of such notice (or such other duties as the Company may assign to you) from the date of such notice until your termination date.

You acknowledge that the notice period provided for hereunder is for the exclusive benefit of the Company, and does not confer any employment obligation on the Company.  The Company may elect, in its sole discretion and for any reason, to terminate your employment, either immediately or at any point during the required notice period.  Upon such termination you shall be entitled only to the payment of your current base salary earned and unpaid through such date and any business expenses otherwise due you.  All insurance, benefits and other arrangements provided by the Company shall cease immediately upon termination of your employment (except as otherwise required by law).

6.

In the event your employment with the Company is terminated by the Company for a reason other than For Cause, as herein defined, the Company agrees to provide, and you agree to accept, as the sole and exclusive remedy for the termination of your employment without cause, the following severance benefits and arrangements:

a.

Continuing bi-weekly payments of your base salary, at the rate applicable as of the notice of your termination of employment, for a period of six (6) months, minus the deductions required by law and with each bi-weekly payment being subject to a deduction for any salary, compensation or other form of remuneration that you have earned in other employment or self-employment during the month in question, regardless of when such amount(s) shall be payable.  You hereby agree that you have a duty to seek full time work actively and in good faith during the period in which you are collecting salary continuation.  In order to retain your right to receive and keep payments under this subparagraph, you must notify the Company immediately upon engaging in self employment or obtaining alternate employment.

For purposes of calculating appropriate deductions, the Company may require of you all documentation (including payroll records) reasonably required to verify the amount of your alternate earnings for months for which you claim entitlement under this sub-paragraph.

b.

Your group medical and life insurance, as described in Paragraph 4(b) and will be continued until the termination of your severance payments under (a) of this Paragraph or until you become eligible for coverage as the result of your accepting a position with a new employer, whichever shall first occur.

The Company may terminate your employment hereunder for Cause. “Cause” shall mean (i) the willful failure to carry out one or more of your designated duties or responsibilities after written notice from the Company of your failure to do so and the continuance of such failure for more than thirty (30) days after receipt by you of such written notice, (ii) theft, fraud or similar willful breach of duty in the course of your employment, (iii) willful gross misconduct injurious to the Company's interests, (iv) incapacity to perform your duty for a period of 180 days, or (v) conviction for a felony involving dishonesty or moral turpitude.  If you are terminated or Cause by the Company, you will not be eligible for any benefits under this Agreement except as required by other law.

The provisions of this Paragraph are not intended, nor shall they be construed, to alter your status as an at-will employee.

It is understood and agreed that no change in your title, position, reporting relationship or responsibilities shall be deemed a termination of employment within the meaning of this Paragraph, provided (i) your base salary and bonus opportunity are maintained, (ii) your office remains in the greater metropolitan area of New York, and (iii) your responsibilities will continue to be primarily executive in nature.  It is further understood and agreed that in the event you receive benefits under this paragraph, you shall not be entitled to receive any other compensation or benefits under this Agreement as a result of the termination of your employment hereunder and, as a condition to receiving that severance compensation, you hereby agree to execute a Separation Agreement and General Release mutually acceptable and to make no other claim against the Company,  its past or present employees, officers,  directors, attorneys and agents arising out of your employment or the termination of your employment or otherwise related to this Agreement.

7.

Upon termination of your employment for any reason, you agree to refrain from soliciting any employee of the Company to terminate his or her employment or from hiring any employee of the Company on your own behalf or on behalf of any other person or entity for a period of twenty-four (24) months thereafter.  You further agree to refrain from using any confidential or proprietary information, including the Company’s licensing, sourcing, manufacturing, merchandising, marketing, sales, and sales promotion activities, as well as sensitive financial and personnel information, obtained in the course of your employment with the Company at any time after termination.  You further agree to refrain from making any statements or comments of a defamatory or disparaging nature to third parties regarding the Company or its officers, directors, personnel or products.  In return, the Company agrees to ensure that its officers and directors refrain from making any statements or comments of a defamatory or disparaging nature to third parties regarding you.  Any failure to comply with the provisions of this Paragraph may subject you to legal damages and possible injunctive or equitable remedies in addition to relieving the Company of any of its obligations pursuant to this Agreement.

8.

You agree that during your employment with the Company, and during the period you continue to receive either salary payments during any notice period in Paragraph 5, are eligible to receive severance payments pursuant to Paragraph 6, or for a six (6) month period following termination for cause (the "Non-Competitive Period"), you shall not, directly or indirectly, as owner, partner, joint venture, stockholder, employee, broker, agent, principal, trustee, corporate officer, director, licensor, or in any capacity whatsoever, engage in, become financially interested in, be employed by, render any consultation or business advice with respect to, or have any connection with, any business which is competitive with the products or services of the Company or its affiliates, in any geographic area where, at the time of the termination of your employment hereunder, the business of the Company or its affiliates was being conducted or was proposed to be conducted in any manner whatsoever; provided, however, that you may own any securities of any corporation which is engaged in such business and is publicly owned and traded but in an amount not to exceed at any one time one percent (1%) of any class of stock or securities of such corporation.   In addition, you shall not, directly or indirectly, during the Non-Competitive Period, request or cause any suppliers or customers with whom the Company or its affiliates has a business relationship to cancel or terminate any such business relationship with the Company or its affiliates.

If any portion of the restrictions set forth in this Paragraph 8 should, for any reason, whatsoever, be declared invalid by a court of competent  jurisdiction, the validity or enforceability of the remainder of such restrictions shall not thereby be adversely affected.

You acknowledge that the Company and its affiliates conduct business throughout North, Central and South America, Asia and the Pacific Rim, and Europe, that its sales and marketing prospects are for continued expansion, and that, therefore, the territorial and time limitations set forth in this Paragraph 8 are reasonable and properly required for the adequate protection of the business of the Company and its affiliates.  In the event any such territorial or time limitation is deemed to be unreasonable by a court of competent jurisdiction, you agree to the reduction of the territorial or time limitation to the area or period which such court shall deem reasonable.

The existence of any claim or cause of action by you against the Company shall not constitute a defense to the enforcement by the Company or its affiliates of the foregoing restrictive covenants, but such claim or cause of action shall be determined separately.

9.

Should any disagreement, claim or controversy arise between you and the Company with respect to your employment or the termination of your employment, the same shall be settled by arbitration in New York, New York, before a single arbitrator in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and any decision or award of the arbitrator with respect thereto shall be enforceable in any court of competent jurisdiction and shall be binding upon the parties hereto, except that the Company may seek equitable relief with respect to any breaches or threatened breaches of Paragraphs  5 through 8 of this Agreement in a court of competent jurisdiction.

10.

The invalidity or unenforceability of any particular provision or provisions of this  Agreement shall not affect the other provisions hereof and this  Agreement shall be construed in all respects as if such invalid or unenforceable provisions had been omitted.

11.

This Agreement and the documents referred to herein constitute the full and complete understanding and agreement of the parties, supersede all prior representations, understandings and agreements as to your employment by the Company and cannot be amended, changed, modified in any respect, without the written consent of the parties hereto, except that the Company reserves the right in its sole discretion to make changes at any time to the other documents referenced in this Agreement.

12.

This Agreement shall be binding upon and shall inure to the benefit of successors and assigns of the Company.

13.

This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without regard to its provisions as to choice of laws, except insofar as the Federal Arbitration Act applies, and you agree to submit to the jurisdiction of the federal and/or state courts located in New York County for the resolution of any dispute provided for or permitted by Paragraph 9 above.

14.

You may not assign your rights or duties under this Agreement without the prior written consent of the Company, but the Company may assign this Agreement to a wholly-owned affiliate or as a disposition of the Company or material assets without prior notice to or consent from you. The assigment of this Agreement by the Company cannot result in expanded restrictions or limitations on you.

If the foregoing is agreeable to you, please sign both copies of this Agreement and return them to me.  A fully executed original will be returned to you.

Very truly yours,

KENNETH COLE PRODUCTIONS, INC.

/s/ Linda Nash Merker

Linda Nash Merker

Senior Vice President, Human Resources

Agreed to and accepted this

31st day of  March, 2006

/s/ Michael DeVirgilio

Michael DeVirgilio