Form 10-Q
period 2006-09-30
COLE KENNETH PRODUCTIONS INC
filed 2006-11-07
CIK 921691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

 Large accelerated filer ( )   Accelerated filer (X) Non-accelerated filer ( ) as defined in Rule 12b-2 of the Exchange Act.

 Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	November 2, 2006
Class A Common Stock ($.01 par value)	11,980,384
Class B Common Stock ($.01 par value)	8,010,497

Kenneth Cole Productions, Inc.

Index to 10-Q

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$ 75,860,000	$ 63,747,000
Marketable securities	13,500,000	66,400,000
Due from factors	52,724,000	33,975,000
Accounts receivable, net	15,334,000	18,691,000
Inventories, net	54,155,000	45,465,000
Prepaid expenses and other current assets	2,569,000	6,059,000
Deferred taxes, net	3,050,000	3,340,000
Total current assets	217,192,000	237,677,000

Property and equipment, at cost, less accumulated
depreciation and amortization	72,084,000	42,975,000

Other assets:
Deferred taxes, net	14,445,000	14,832,000
Investments, deposits and sundry	16,334,000	16,776,000
Deferred compensation plans’ assets	31,517,000	28,411,000
Total other assets	62,296,000	60,019,000

Total assets	$351,572,000	$ 340,671,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(Unaudited)

	September 30, 2006	December 31, 2005
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$ 33,513,000	$ 31,129,000
Accrued expenses and other current liabilities	12,341,000	8,775,000
Short-term borrowings	-	3,000,000
Deferred income	5,255,000	3,835,000
Income taxes payable	1,229,000	3,832,000
Total current liabilities	52,338,000	50,571,000

Accrued rent and other long-term liabilities	16,513,000	17,029,000
Deferred compensation plans’ liabilities	31,517,000	28,411,000

Commitments and contingencies

Shareholders' equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized, none outstanding
Class A Common Stock, par value $.01, 20,000,000 shares authorized; 15,581,364 and 15,573,961 issued as of September 30, 2006 and December 31, 2005, respectively	156,000	156,000
Class B Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	80,000	80,000
Additional paid-in capital	90,498,000	89,351,000
Deferred compensation	-	(3,397,000)
Accumulated other comprehensive income	1,633,000	1,257,000
Retained earnings	245,261,000	237,369,000
	337,628,000	324,816,000
Class A Common Stock in treasury, at cost, 3,618,667 and 3,388,400 shares as of September 30, 2006 and December 31, 2005 , respectively	(86,424,000)	(80,156,000)
Total Shareholders’ Equity	251,204,000	244,660,000

Total Liabilities and Shareholders’ Equity	$ 351,572,000	$ 340,671,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	$ 132,839,000	$ 124,720,000	$ 369,917,000	$ 354,293,000
Royalty revenue	10,850,000	11,059,000	31,608,000	30,719,000
Net revenues	143,689,000	135,779,000	401,525,000	385,012,000
Cost of goods sold	81,317,000	75,246,000	231,120,000	212,944,000
Gross profit	62,372,000	60,533,000	170,405,000	172,068,000

Selling, general and administrative expenses	48,750,000	47,915,000	144,988,000	137,058,000
Operating income	13,622,000	12,618,000	25,417,000	35,010,000
Interest and other income, net	1,130,000	1,952,000	3,656,000	3,304,000
Income before provision for income taxes	14,752,000	14,570,000	29,073,000	38,314,000
Provision for income taxes	5,532,000	3,717,000	10,302,000	12,264,000
Net income	$ 9,220,000	$ 10,853,000	$18,771,000	$ 26,050,000

Earnings per share:
Basic	$0.46	$0.54	$0.94	$1.31
Diluted	$0.45	$0.53	$0.92	$1.28

Dividends declared per share	$0.18	$0.16	$0.54	$0.48

Shares used to compute earnings per share:
Basic	19,951,000	19,954,000	20,064,000	19,845,000
Diluted	20,460,000	20,406,000	20,431,000	20,303,000

                       See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other		Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Deferred Compensation	Comprehensive Income	Retained Earnings	Number of Shares	Amount	Total
Shareholders’ equity January 1, 2006	15,573,961	$156,000	8,010,497	$80,000	$89,351,000	($3,397,000)	$1,257,000	$237,369,000	(3,388,400)	($80,156,000)	$244,660,000
Net income								18,771,000			18,771,000
Translation adjustment for foreign currency, net of taxes of $24,000							40,000				40,000
Forward contracts, net of taxes of $122,400							204,000				204,000
Unrealized gain on available for sale securities, net of taxes of $79,200							132,000				132,000
Comprehensive income											19,147,000
Reversal of deferred compensation upon adoption of SFAS 123R	(138,182)	(1,000)			(3,396,000)	3,397,000
Stock-based compensation expense					2,003,000						2,003,000
Exercise of stock options, and related tax benefits of $421,000	181,208	1,000			3,417,000						3,418,000
Issuance of Restricted Stock	30,705
Shares surrendered by employees to pay taxes on restricted stock	(10,616)				(267,000)						(267,000)
Issuance of Class A Common Stock for ESPP	13,637				282,000						282,000
Purchase of Class A Stock									(300,000)	(7,169,000)	(7,169,000)
Reissuance of Treasury Shares	(69,733)				(901,000)				69,733	901,000
Dividends paid on Common Stock Class A and B	384				9,000			(10,879,000)			(10,870,000)
Shareholders’ equity September 30, 2006	15,581,364	$156,000	8,010,497	$80,000	$90,498,000	--	$1,633,000	$245,261,000	(3,618,667)	$(86,424,000)	$251,204,000

See accompanying notes to condensed consolidated financial statements

                                                                                                                            Kenneth Cole Productions, Inc. and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$18,771,000	$26,050,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,659,000	6,756,000
Unrealized gain on deferred compensation plans	(1,805,000)	(405,000)
Provision for doubtful accounts	93,000	160,000
Provision for/(benefit from) deferred taxes	677,000	(5,735,000)
Unrealized gain from available-for-sale securities	(132,000)	(753,000)
Realized gain on sale of marketable securities	--	(1,246,000)
Stock-based compensation expense	2,003,000	800,000
Changes in operating assets and liabilities:
Increase in due from factors	(18,749,000)	(14,314,000)
Decrease in accounts receivable	3,264,000	6,144,000
Increase in inventories	(8,486,000)	(9,846,000)
Decrease/(increase) in prepaid expenses and other current assets	3,490,000	(4,011,000)
Increase in other assets	(595,000)	(3,615,000)
Increase/(decrease) in accounts payable	2,384,000	(5,663,000)
Increase in deferred income, accrued expenses and other current liabilities	5,065,000	1,633,000
Decrease in income taxes payable	(2,603,000)	(545,000)
Increase in other long-term liabilities	2,590,000	8,365,000
Net cash provided by operating activities	13,626,000	3,775,000
Cash flows from investing activities
Acquisition of property and equipment	(36,768,000)	(9,550,000)
Proceeds from sale of marketable securities	53,150,000	16,755,000
Purchases of marketable securities and other investments	(250,000)	(37,509,000)
Net cash provided by/ (used in) investing activities	16,132,000	(30,304,000)
Cash flows from financing activities
Shares surrendered by employees to pay taxes on restricted stock	(267,000)	(134,000)
Tax benefit from stock option exercises	421,000	1,178,000
Proceeds from exercise of stock options	2,997,000	3,663,000
Proceeds from employee stock purchase plan	282,000	247,000
Proceeds from short-term borrowings	--	3,000,000
Payments of short-term borrowings	(3,000,000)	--
Dividends paid to shareholders	(10,870,000)	(9,531,000)
Acquisition of treasury shares	(7,169,000)	--
Net cash used in financing activities	(17,606,000)	(1,577,000)
Effect of exchange rate changes on cash	(39,000)	8,000
Net increase/(decrease) in cash	12,113,000	(28,098,000)
Cash, beginning of period	63,747,000	80,014,000
Cash, end of period	$75,860,000	$51,916,000
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$158,000	$14,000
Income taxes, net	$13,964,000	$17,356,000

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

Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.  Stock-Based Compensation (continued)

The following table summarizes stock option activity for the three and nine months ended September 30, 2006:

	Shares	Weighted- average exercise price per share
Outstanding as of January 1, 2006	2,600,717	$23.64
Granted	--	--
Exercised	(96,033)	$19.03
Forfeited	(195,699)	$28.08
Outstanding as of March 31, 2006	2,308,985	$23.44

Granted	27,000	$24.73
Exercised	(46,742)	$14.07
Forfeited	(23,350)	$31.72
Outstanding as of June 30, 2006	2,265,893	$23.56

Granted	--	--
Exercised	(38,433)	$13.29
Forfeited	(47,333)	$30.90
Outstanding as of September 30, 2006	2,180,127	$23.58

Exercisable as of September 30, 2006	1,861,796	$23.67

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and September 30, 2005 was $0.3 million and $0.6 million, respectively. The weighted-average remaining term for stock options outstanding and exercisable, as of September 30, 2006, was 5.1 years and 4.9 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of September 30, 2006 was $7.5 million and $6.5 million, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.  The total fair value of options vested during the nine months ended September 30, 2006 and September 30, 2005 was $2.0 million and $2.5 million, respectively.

           The intrinsic value related to the exercise of stock options was $1.6 million for the nine months ended September 30, 2006, which is currently deductible for tax purposes. The intrinsic value related to the exercise of stock options was $3.3 million for the nine months ended September 30, 2005. In addition, 69,733 treasury shares were issued for options exercised during the nine months ended September 30, 2006.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.  Stock-Based Compensation (continued)

The following table summarizes restricted stock unit activity for the three and nine months ended September 30, 2006:

Shares
Unvested as of January 1, 2006	138,182
Granted	--
Vested	--
Forfeited	(26,000)
Unvested as of March 31, 2006	112,182

Granted	278,316
Vested	(20,375)
Forfeited	(4,294)
Unvested as of June 30, 2006	365,829

Granted	--
Vested	(10,330)
Forfeited	(4,417)
Unvested as of September 30, 2006	351,082
Vested as of September 30, 2006	45,487

The weighted-average grant-date fair value of restricted stock awards granted during the nine months ended September 30, 2006 and 2005 was $6.9 million and $4.4 million, respectively.  The total grant-date fair value of restricted shares vested during the nine months ended September 30, 2006 and 2005 was $0.2 million and $0.3 million, respectively.  The weighted-average remaining contractual term of unvested shares of restricted stock as of September 30, 2006 and 2005 was 2.6 years and 3.2 years, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.

Stock-Based Compensation (continued)

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied for the three- and nine- month periods ended September 30, 2005.

                                                                    Three Months Ended        Nine Months Ended

                                                        September 30,               September 30,

	2005	2005

Net income, as reported	$ 10,853,000	$ 26,050,000

Add: Stock–based compensation included in reported net income, net of related tax effects	288,000	512,000
Deduct: Stock-based employee compensation expense determined under fair value method, net of related tax effects	(1,077,000)	(5,097,000)
Pro forma net income	$ 10,064,000	$ 21,465,000
Earnings per share:
Basic - as reported	$ 0.54	$ 1.31
Basic - pro forma	$ 0.50	$ 1.08

Diluted - as reported	$ 0.53	$ 1.28
Diluted - pro forma	$ 0.49	$ 1.06

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

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.

Stock-Based Compensation (continued)

The following table summarizes the components and classification of stock-based compensation expense for the three and nine months ended September 30, 2006.  Stock-based compensation expense of $450,000 ($288,000 net of taxes) and $800,000 ($512,000 net of taxes) was recorded during the three and nine months ended September 30, 2005, respectively.

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Stock options	$(284,000)	$714,000
Restricted stock units and employee stock purchase plan	654,000	1,289,000
Total stock-based compensation expense (1)	$370,000	$2,003,000

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

The following table summarizes the assumptions used to compute the weighted-average fair value of stock option grants. Stock options were not granted during the three months ended September 30, 2006.

Nine months ended September 30, 2006
Weighted-average volatility	65.6%
Risk-free interest rate	3.2% - 5.2%
Weighted-average dividend yield	0.5%
Expected Term	3-9 years

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.  Stock-Based Compensation (continued)

The weighted-average volatility for the options granted during the current period was developed using historical volatility for periods equal to the expected term of the options. Prior to fiscal 2006, historical volatility was also used. An increase in the weighted-average volatility assumption will increase stock compensation expense.  The expected volatility used in the calculation of the Company’s stock-based compensation expense for the nine months ended September 30, 2006 ranged from 32.4% to 69.4%.

The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

The dividend yield is a ratio that estimates the expected dividend payments to shareholders.  The dividend yield is calculated by using the dividends declared per share and the Company’s stock price on the date of grant.  An increase in the dividend yield will increase stock compensation expense.  The yields used in the calculations of the Company’s stock-based compensation expense for the nine months ended September 30, 2006 ranged from 0% to 2.9%.

       The expected term of the stock option grants was developed after considering vesting schedules, life of the option, historical experience and estimates of future exercise behavior patterns. An increase in the expected holding period will increase stock compensation expense.

The fair value of restricted stock was calculated by multiplying the Company’s stock price on the date of grant by the number of shares granted.  This is currently being amortized over the vesting periods of the individual grants.  SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates and by employee classification ranging from 20% to 100% for stock options, and 10% to 15% for restricted stock. As part of the Company’s quarterly forfeiture evaluation, the Company recorded a favorable adjustment of approximately $0.7 million.  Estimated forfeitures will continue to be reassessed in subsequent periods and may change based on new facts and circumstances.

As of September 30, 2006, approximately $9.6 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 2.3 years.

In accordance with the guidance set forth in SFAS 123R, the Company reversed the deferred compensation amount in Shareholders’ Equity related to restricted stock as of January 1, 2006, and as such, all future compensation cost will be charged to compensation expense.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.”  Basic earnings per share is calculated by dividing net income by weighted-average common shares outstanding.  Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities under the Company’s stock compensation incentive plans.

                                                                              Three Months Ended                 Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Weighted-average common
shares outstanding	19,951,000	19,954,000	20,064,000	19,845,000
Effect of dilutive securities:
Restricted stock & employee stock purchase plan	321,000	14,000	122,000	19,000
Stock options	188,000	438,000	245,000	439,000
Weighted-average common
shares outstanding and common
share equivalents	20,460,000	20,406,000	20,431,000	20,303,000

Stock options amounting to 1,347,000 and 896,000 as of September 30, 2006 and 2005, respectively, have not been included in the diluted per share calculations since their effect would be antidilutive.

4.  Comprehensive Income

Comprehensive income is comprised of net income, the effect of foreign currency translation, changes in unrealized gains and losses on forward exchange contracts and available-for-sale securities.   Comprehensive income for the nine-month periods ended September 30, 2006 and 2005 amounted to $19,147,000 and $26,239,000, respectively.   Comprehensive income for the three-month periods ended September 30, 2006 and 2005 amounted to $9,435,000 and $11,311,000, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.

Derivative Instruments and Hedging Activities

In the normal course of business, the Company routinely enters into forward contracts in anticipation of future purchases of inventory denominated in Euros.  These forward contracts are used to hedge against the Company’s exposure to changes in Euro exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation. The Company has classified these contracts as cash flow hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedge Activities.”  The Company had outstanding forward contracts of $2,000,000 at September 30, 2006 with maturity dates through October 2006.

All terms and conditions of the Company’s forward contracts are included in the measurement of the related hedge effectiveness.  The critical terms of the forward contracts are the same as the underlying forecasted transactions. As a result, changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions.  No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during the three- and nine-month periods ended September 30, 2006.  At September 30, 2006, the notional amount of the Company’s forward contracts was $2,000,000, and resulted in an unrealized gain of approximately $20,000, net of taxes, which was included in Accumulated Other Comprehensive Income in the Company’s Condensed Consolidated Statement of Changes in Shareholders’ Equity and as a decrease to inventory, the underlying exposure on the Company’s Balance Sheet.  The Company expects to reclassify all of the unrealized gain from Accumulated Other Comprehensive Income into earnings within the next  month due to the actual executions of foreign exchange contracts to purchase merchandise and the ultimate sale of that merchandise.

    Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.

Segment Information

The Company has three reportable segments: Wholesale, Consumer Direct and Licensing.  The Company’s reportable segments are business units that offer different products and services or similar products through different channels of distribution.  The Wholesale segment designs, sources and markets a broad range of quality footwear and handbags for wholesale distribution.  The Consumer Direct segment markets a broad selection of the Company’s branded products, including licensee products for sale directly to the consumer through its own channels of distribution, which include full price retail stores, outlet stores, catalogs and e-commerce (at website addresses www.kennethcole.com and www.kennethcolereaction.com).  The Licensing segment earns royalties on licensee sales to third parties of the Company’s branded products and royalties on the purchase by and sale to third parties by foreign retailers or by distributors in foreign countries.  The Company maintains control over quality and image and allows licensees to sell primarily to channels of distribution the same as, similar to, or otherwise consistent with those of the Company’s Wholesale segment.  The Company evaluates performance of each of its segments and allocates resources based on profit or loss before elimination of intersegment profit, unallocated corporate overhead, stock-based compensation expense and income taxes for each segment.  Intersegment sales between the Wholesale and Consumer Direct segments include a markup, which is eliminated in consolidation.

   Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.  Segment Information (continued)

Financial information of the Company’s reportable segments is as follows (in thousands):

		Three Months Ended				Nine Months Ended
			September 30, 2006				September 30, 2006
	Consumer					Consumer
Wholesale		Direct	Licensing	Totals	Wholesale	Direct	Licensing	Totals
Revenue from external customers	91,471	41,368	10,850	143,689	251,058	118,859	31,608	401,525
Intersegment revenues	8,800			8,800	28,924			28,924
Segment income (1)	15,429	(4,281)	8,476	19,624	37,125	(16,655)	24,477	44,947
Segment assets					250,135	67,866	37,550	355,551

		Three Months Ended				Nine Months Ended
			September 30, 2005				September 30, 2005
	Consumer					Consumer
Wholesale		Direct	Licensing	Totals	Wholesale	Direct	Licensing	Totals
Revenue from external customers	82,001	42,719	11,059	135,779	225,437	128,856	30,719	385,012
Intersegment revenues	10,347			10,347	29,093			29,093
Segment income (1)	10,817	(89)	9,222	19,950	27,927	1,150	24,883	53,960
Segment assets					267,081	59,792	10,463	337,336

(1)

Before elimination of intersegment profit, unallocated corporate overhead, stock-based compensation expense and income taxes.

    Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.

Segment Information (continued)

The reconciliation of the Company’s reportable segment revenues, profit and loss, and assets are as follows (in thousands):

                                                                                                 Three Months Ended                                               Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues
Revenues for external customers	$143,689	$135,779	$401,525	$385,012
Intersegment revenues	8,800	10,347	28,924	29,093
Elimination of intersegment revenues	(8,800)	(10,347)	(28,924)	(29,093)
Total consolidated revenues	$143,689	$135,779	$401,525	$385,012

Income
Total profit for reportable segments	$19,624	$19,950	$44,947	53,960
Elimination of intersegment profit, stock-based compensation expense and unallocated overhead	(4,872)	(5,380)	(15,874)	(15,646)
Total income before income taxes	$14,752	$14,570	$29,073	$38,314

Assets
Total assets for reportable segments			$355,551	$337,336
Elimination of intersegment inventory profit			(3,979)	(3,791)
Total consolidated assets			$351,572	$333,545

Revenues from international customers were approximately 2.3% and 2.6% of the Company’s consolidated revenues for the three months ended September 30, 2006 and 2005, respectively, and approximately 2.1% and 2.6% of the Company’s consolidated revenues for the nine months ended September 30, 2006 and 2005, respectively.

   Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Purchase of Corporate Headquarters Building

In June 2006, the Company finalized the purchase of its corporate headquarters building, located in New York, for a purchase price of approximately $24 million.  The land and building were recorded at cost in Property and Equipment in the accompanying Condensed Consolidated Balance Sheet.  The building is being depreciated for financial reporting purposes using the straight-line method over its estimated useful life.

8.  Short-term Borrowing

In 2005, one of the Company’s foreign subsidiaries entered into a promissory note with a financial institution, which provided the foreign subsidiary with $3,000,000. In addition, the Company entered into a Cash Collateral Pledge Agreement, for $3,000,000, with a financial institution, which served as collateral on the loan to the foreign subsidiary. During the three months ended September 30, 2006, the foreign subsidiary repaid the promissory note and, as a result, the collateral was released back to the Company.

9.  Income Taxes

In June 2006, the Company reached agreements with various taxing authorities which closed certain outstanding audit periods, for which the Company had previously established reserves. The Company recorded a tax benefit of approximately $600,000, net of certain tax liabilities that were established.

10.  Common Stock Repurchase

During the nine months ended September 30, 2006, the Company repurchased 300,000 of its shares at an aggregate price of $7.2 million.  The Company has 1.7 million shares available for repurchase as of September 30, 2006 under the Company’s Board-authorized repurchase plans.

11.  Related Party

The Company has an exclusive license agreement with Iconix Brand Group, Inc., formerly Candies, Inc., and its trademark holding company, IP Holdings, LLC (“Candies”), to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women’s, men’s and children’s footwear.  The Chief Executive Officer and Chairman of Candies is the brother of the Company’s Chief Executive Officer and Chairman.  The initial term of the agreement is through December 31, 2007, with options to renew through December 31, 2016 based upon the Company reaching certain sales thresholds.  Management believes that the license agreement with Candies was entered into at arm’s length.  During these periods, the Company is obligated to pay Candies a percentage of net sales based upon the terms of the agreement.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.  Related Party (continued)

The Company recorded approximately $364,000 and $1,064,000 in aggregate royalty and advertising expense to Candies for the three- and nine-month periods ended September 30, 2006 respectively.  The Company recorded approximately $315,000 and $945,000 in aggregate royalty and advertising expense to Candies for the three- and nine-month periods ended September 30, 2005, respectively.

12.

Legal Proceedings

In April 2005, a purported class action lawsuit was filed against the Company in the Superior Court of California for the County of San Diego.  The individual plaintiff was a floor supervisor in one of the Company’s retail stores who purported to bring suit on behalf of himself and other similarly situated current and former floor supervisors.  Among other claims, the plaintiff alleged that he and other floor supervisors worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law.  The lawsuit sought damages, penalties, restitution, equitable relief, interest and attorneys’ fees and costs.  In September 2006, counsel for the plaintiffs agreed to dismiss the purported class action.  In October 2006, the individual plaintiff and the Company executed a settlement agreement, for a nominal amount, for his individual claims.

In September 2004, a purported class action lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles.  The individual plaintiffs were current or former store managers or assistant managers who brought a suit on behalf of themselves and other similarly situated store managers and assistant managers.  Among other claims, the plaintiffs alleged that they worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law.  The lawsuit sought damages, penalties, restitution, reclassification and attorneys’ fees and costs.  In January 2006, the Company reached an agreement in principle to settle the matter, and the parties filed a fully executed Stipulation of Class Settlement and Release.  On June 21, 2006, the Court entered final judgment in the case, which settlement included the plaintiffs’ attorneys’ fees as well as court and claims administration costs.  All amounts due under the final judgment have now been paid and the period for any appeal has now been exhausted.  The settlement did not have a material impact on the Company’s financial statements.

In July 2006, an Italian footwear manufacturer served the Company with a complaint claiming that the Company is selling certain styles of footwear that infringe on its patents.  The complaint seeks unspecified monetary relief and an injunction to prohibit the Company from selling allegedly infringing shoes.  The plaintiff and the Company have reached an agreement in principle to settle the matter and such settlement, if consummated, would not have a material impact on the Company’s financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.

  Legal Proceedings (continued)

The Company is, from time to time, a party to other litigation that arises in the normal course of its business operations.  The Company is not presently a party to any other litigation that it believes might have a material adverse effect on its business operations.

13.  New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the requirements and impact of FIN 48 on the Company’s consolidated financial statements, and will adopt the provisions on January 1, 2007.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements and impact of FAS 157 on the Company’s consolidated financial statements, and will adopt the provisions on January 1, 2008.

14.  Subsequent Events

On October 25, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share payable on December 14, 2006, which will be paid to shareholders of record at the close of business on November 22, 2006.

In November 2006, the Company amended its license agreement with Paul Davril Inc. (“PDI”), which covers the manufacture and distribution of men’s and women’s sportwear under the Kenneth Cole New York trademark and men’s sportswear under the Kenneth Cole Reaction trademark. The amended agreement will allow the Company to assume control of its Kenneth Cole New York sportswear categories in 2007, and extends the license for the Kenneth Cole Reaction men’s sportwear category to December 31, 2008.  The Company believes that the amendment of the PDI license will cause a reduction in licensing royalties of $5 million to $6 million before considering any 2007 growth in other licenses.  In addition, the Company expects incremental advertising and infrastructure costs of $3 million to $5 million before implementing any mitigating actions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

The statements contained in this report which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding the Company’s anticipated results or level of business for the year ended December 31, 2006 or any other future period, may be deemed to constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including, but not limited to, demand and competition for the Company’s products, the ability to enter into new licensee agreements, to maintain and renew existing licensing agreements, and to open new stores, changes in consumer preferences or fashion trends, events causing disruption in product shipment, change in import regulations, dependence on certain large customers, changes in the Company’s relationships with vendors and other resources, the launching or prospective development of new business initiatives, future licensee sales growth, gross margins, store expansion and openings, changes in distribution centers, and the implementation of management information systems.  The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company’s reports and registration statements filed with the Securities and Exchange Commission.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

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

The popularity of the Kenneth Cole brand names among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements.  The Company offers through these agreements a lifestyle collection of men’s product categories, including tailored clothing, dress shirts, dress pants, sportswear, neckwear, briefcases, portfolios, jewelry, belts, leather and fabric outerwear, sunglasses, prescription eyewear, watches, fragrance, swimwear, luggage, hosiery and small leather goods.  Women’s product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, prescription eyewear, watches, jewelry, fragrance, swimwear, and luggage.  In addition, the Company licenses its home collection and boys’ and girls’ apparel under the Kenneth Cole Reaction brand and several product categories under the Unlisted brand.

The Company recorded net revenues of $143.7 million for the three months ended September 30, 2006; a 5.8% increase over the three months ended September 30, 2005, and diluted earnings per share decreased 15.1% to $0.45 from $0.53 in the three months ended September 30, 2005.  The Company also recorded net revenues of $401.5 for the nine months ended September 30, 2006, a 4.3% increase over the nine months ended September 30, 2005 and diluted earnings per share declined 28.1% to $0.92 from $1.28 in the nine months ended September 30, 2005.  The Company’s Balance Sheet reflected $89.4 million in cash and marketable securities, and the Company had no borrowings as of September 30, 2006.  The Company is in the midst of a strategic initiative to elevate and reposition its brands. The Company believes that the repositioning of its brands will place the Company in the best position to grow both domestically and internationally and to enable the Company’s brands to reach their potential. As such, the Company continues to focus on designing and delivering high quality, fashionable products, creating efficient and compelling retail environments, and continuing to develop its partnerships with its licensees to ensure brand quality and distribution integrity.

Results of Operations

The following table sets forth the Company’s Condensed Consolidated Statements of Income in thousands of dollars and as a percentage of net revenues for the three and nine months ended September 30, 2006 and September 30, 2005.

Three Months Ended

Nine Months Ended

      September 30,

     September 30,

	2006		2005		2006		2005
Net sales	$132,839	92.4%	$124,720	91.9%	$369,917	92.1%	$354,293	92.0%
Royalty revenue	10,850	7.6	11,059	8.1	31,608	7.9	30,719	8.0
Net revenues	143,689	100.0	135,779	100.0	401,525	100.0	385,012	100.0
Gross profit (1)	62,372	43.4	60,533	44.6	170,405	42.4	172,068	44.7
Selling, general and administrative expenses	48,750	33.9	47,915	35.3	144,988	36.1	137,058	35.6
Operating income	13,622	9.5	12,618	9.3	25,417	6.3	35,010	9.1
Interest income, net	1,130	0.8	1,952	1.4	3,656	0.9	3,304	0.9
Income before income taxes	14,752	10.3	14,570	10.7	29,073	7.2	38,314	10.0
Income tax expense	5,532	3.9	3,717	2.7	10,302	2.5	12,264	3.2
Net income	9,220	6.4	10,853	8.0	18,771	4.7	26,050	6.8

(1)

Gross Profit may not be comparable to other entities, since some entities include the costs related to their distribution network in cost of goods sold and others entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

REVENUES:  Consolidated net revenues increased $7.9 million, or 5.8%, to $143.7 million for the three months ended September 30, 2006 from $135.8 million for the three months ended September 30, 2005.  The increase in revenues occurred primarily in the Company’s Wholesale segment, offset by a decline in its Consumer Direct and Licensing businesses, as further described below.

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) increased $9.5 million, or 11.5%, to $91.5 million, for the three months ended September 30, 2006 from $82.0 million for the three months ended September 30, 2005.  The increase is primarily due to growth in the Kenneth Cole Reaction branded footwear products, offset by declines in the Company’s handbag businesses during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.  In addition, sales improved in Unlisted, Bongo and Tribeca footwear in excess of 10%, offset by declines in sales of Kenneth Cole New York women’s footwear.

Net sales in the Company’s Consumer Direct segment decreased $1.4 million, or 3.2%, to $41.4 million for the three months ended September 30, 2006 from $42.7 million for the three months ended September 30, 2005.  The decrease in net sales is due primarily to a decrease in comparable store sales of $4.1 million or 10.3%, offset by an increase of $2.6 million primarily related to new stores opened in 2006 and that portion of 2006 sales for stores not open for all of 2005. Comparable stores are defined as new stores that are open for longer than thirteen months.  A store that stops operations is included in the comparable sales calculation through the date of closing.  The Company believes that the lack of an effective execution of its brand elevation strategy for the Company’s retail stores contributed significantly to the decline in Consumer Direct results. The Company believes it may have elevated its prices too abruptly to create an appropriate transition for its customers.  The Company is taking measures to address these issues, including certain organizational and management changes, as well as merchandising improvements.  The Company has segregated the management and philosophy between the Company’s outlet stores, which it now refers to as “Company Stores,” and its full-priced retail stores.  As a result, the Company believes it can initiate more effective business and merchandising practices for these stores.  The initial stage of the Company’s plan has been to eliminate the use of the Company’s outlet stores as clearance centers.  This has improved the Company’s presentation, margins, and resulted in positive outlet (“Company Store”) comparative store sales in September 2006.  In addition, the Company is controlling inventory levels to reduce clearance product, is adjusting product mix to incorporate a wider range of price points, and is evaluating its real estate portfolio with plans to close several stores. As part of management changes, the Company has hired a Kenneth Cole New York Brand President and a President of the Company’s outlet stores.  The Company believes it now has both the right strategy and leadership to lead the effort toward better retail performance.

LICENSING REVENUE:  Royalty revenue decreased 1.9% to $10.8 million for the three months ended September 30, 2006 from $11.1 million for the three months ended September 30, 2005.   The decrease in licensing revenues was primarily attributable to slight declines in domestic royalty revenue resulting from men’s and women’s Kenneth Cole New York sportswear, offset by incremental minimum royalties from existing licensees and additional royalities from Kenneth Cole Reaction women’s sportswear.

The Company believes sportswear is a critical component in the visibility of its brands in both its Consumer Direct and Wholesale business segments.  Since the elevated Kenneth Cole New York sportswear line is currently nearly exclusively distributed in the Company’s own retail stores, the Company does not believe a licensing model is practical at this time.  As the Company’s present license with Paul Davril Inc. (“PDI”) enters its final year, the Company has reached an agreement to assume control of the Kenneth Cole New York men’s and women’s sportswear businesses by the end of 2007, while extending its license on Kenneth Cole Reaction men’s sportswear through 2008.  The Company will immediately begin transitioning the Kenneth Cole New York women’s sportswear business, some of which the Company has already been sourcing over the past two seasons and plans to assume control of the Keneth Cole New York men’s sportswear business during 2007.  Once the Company has absorbed the infrastructure and made this transition, it will make a determination as to the strategic alternatives of Kenneth Cole Reaction men’s sportswear.  This decision will, in part, be driven by the strong belief that the Kenneth Cole Reaction men’s sportswear business continues to have significant untapped opportunity.  To help realize the potential in all of the Company’s Kenneth Cole Reaction businesses, the Company has promoted its Senior Vice President of Kenneth Cole Reaction to the position of Brand President of Kenneth Cole Reaction. The Company believes that taking control of the Kenneth Cole New York men’s and women’s sportswear business by the end of 2007 will result in the reduction of licensing revenue along with reduced advertising contributions and some additional infrastructure costs in the short term, but will have meaningful long-term benefits.  The Company believes that controlling the Kenneth Cole New York sportswear classification will allow it to better reinforce each of its brands and all of the associated businesses, most particularly the Consumer Direct business. The Company believes that the amendment of the PDI license will cause a reduction in licensing royalties of $5 million to $6 million before considering any 2007 growth in other licenses.  In addition, the Company expects incremental advertising and infrastructure costs of $3 million to $5 million before implementing mitigating actions.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, decreased to 43.4% for the three months ended September 30, 2006 from 44.6% for the three months ended September 30, 2005.  This decrease was primarily a result of decreases in the Consumer Direct margins, partially offset by an increase in Wholesale margins, and the change in mix of the Company’s net revenues from its Wholesale and Consumer Direct segments.  The Consumer Direct segment, which typically operates at a higher gross profit level than the Wholesale segment, had decreased revenues as a percentage of net revenues of 28.8% for the three months ended September 30, 2006 compared to 31.5% for the three months ended September 30, 2005, while the Wholesale segment revenues as a percentage of net revenues increased to 63.7% for the three months ended September 30, 2006 from 60.4% for the three months ended September 30, 2005.   The revenues in the Licensing segment, which carries no cost of goods sold, decreased as a percentage of revenue to 7.6% for the three months ended September 30, 2006 compared to 8.1% for the three months ended September 30, 2005.  The increase in Wholesale margins is primarily due to strong sell-thrus of Kenneth Cole Reaction branded product at retail, while the margins in Consumer Direct decreased due to additional clearance activity, as the segment continued to sell through excess inventories.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  Selling, general and administrative expenses, including warehousing and receiving expenses, decreased to 33.9% as a percentage of net revenues ($48.8 million) for the three months ended September 30, 2006 from 35.3% as a percentage of net revenues ($47.9 million) for the three months ended September 30, 2005.  Expenses, as a percentage of net revenues, decreased primarily due to leverage created by the increase in sales, as well as the Company’s continued focus on cost containment and budgetary controls. In accordance with SFAS 123R, the Company performed its quarterly forfeiture evaluation, which resulted in a favorable adjustment of approximately $0.7 million.  The increase in total selling, general and administrative expense of $0.8 million resulted from variable expenses and fixed costs from new and expanded retail stores.

INTEREST AND OTHER INCOME:  Interest and other income decreased to $1.1 million for the three months ended September 30, 2006 from $2.0 million for the three months ended September 30, 2005.  While interest income increased, the decrease was primarily due to recognizing a $1.2 million gain on the sale of marketable securities during the three months ended September 30, 2005.

INCOME TAXES:  The Company’s effective tax rate increased to 37.5% for the three months ended September 30, 2006, as compared to 25.5% for the three months ended September 30, 2005.  The increase was primarily the result of a temporary provision that allowed U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate.  The Company repatriated prior years’ foreign earnings, which resulted in approximately $1.5 million in tax savings during the three months ended September 30, 2005.

NET INCOME:  As a result of the foregoing, net income decreased 15.0% for the three months ended September 30, 2006 to $9.2 million (6.4% of net revenues) from $10.9 million (8.0% of net revenues) for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

REVENUES:  Consolidated net revenues increased $16.5 million, or 4.3%, to $401.5 million for the nine months ended September 30, 2006 from $385.0 million for the nine months ended September 30, 2005.  The increase in revenues occurred in the Company’s Wholesale and Licensing segments, partially offset by a decline in its Consumer Direct business, as further described below.

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) increased $25.6 million, or 11.4% to $251.0 million, for the nine months ended September 30, 2006 from $225.4 million for the nine months ended September 30, 2005.  The increase is primarily due to a growth in sales in Kenneth Cole Reaction footwear products, offset by declines in the Company’s handbag businesses.  In addition, Bongo, Tribeca and Unlisted footwear generated sales increases greater than 5%.

Net sales in the Company’s Consumer Direct segment decreased $10.0 million, or 7.8%, to $118.9 million for the nine months ended September 30, 2006 from $128.9 million for the nine months ended September 30, 2005.  The decrease in net sales is due primarily to a decrease in comparable store sales of $14.3 million, or 12.3%, offset by an increase of $4.4 million related to new stores opened in 2006 and that portion of 2006 sales for stores not open for all of 2005.  Comparable store sales are defined as new stores that are open for longer than thirteen months.  A store that stops operations is included in the comparable sales calculation through the date of the store’s closing.  The Company believes that the lack of an effective execution of its brand elevation strategy for the Company’s retail stores contributed significantly to the decline in Consumer Direct results.  The Company believes it may have elevated its prices too abruptly to create an appropriate transition for its customers.  The Company is taking measures to address these issues, including certain organizational and management changes, as well as merchandising improvements.  The Company believes it now has both the right strategy and leadership to lead the effort toward better retail performance.  See “NET SALES” in “Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005” discussion.

LICENSING REVENUE:  Royalty revenue increased 2.9% to $31.6 million for the nine months ended September 30, 2006 from $30.7 million for the nine months ended September 30, 2005.   The increase in licensing revenues was primarily attributable to the incremental minimum royalties from the Company’s existing licensees, as well as additional royalties from two Reaction licensees related to women’s sportswear and the home collection, offset by slight declines in domestic royalty revenue from men’s and women’s Kenneth Cole New York sportswear.

The Company believes sportswear is a critical component in the visibility of its brands in both its Consumer Direct and Wholesale business segments.  Since the elevated Kenneth Cole New York sportswear line is currently nearly exclusively distributed in the Company’s own retail stores, the Company does not believe a licensing model is practical at this time.  As the Company’s present license with Paul Davril Inc. (“PDI”) enters its final year, the Company has reached an agreement to assume control of the Kenneth Cole New York men’s and women’s sportswear businesses by the end of 2007, while extending its license on Kenneth Cole Reaction men’s sportswear through 2008.  See “LICENSING REVENUE” in “Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005” discussion.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, decreased to 42.4% for the nine months ended September 30, 2006 from 44.7% for the nine months ended September 30, 2005.  This decrease was primarily a result of decreases in the Consumer Direct margins, offset by an increase in Wholesale margins, and the change in mix of the Company’s net revenues from its Wholesale and Consumer Direct segments.  The Consumer Direct segment, which typically operates at a higher gross profit level than the Wholesale segment, had decreased revenues as a percentage of net revenues of 29.6% for the nine months ended September 30, 2006 compared to 33.5% for the nine months ended September 30, 2005, while the Wholesale segment revenues as a percentage of net revenues increased to 62.5% for the nine months ended September 30, 2006 from 58.6% for the nine months ended September 30, 2005.   The revenues in the Licensing segment, which carries no cost of goods sold, also decreased as a percentage of revenue to 7.9% for the nine months ended September 30, 2006 compared to 8.0% for the nine months ended September 30, 2005. The increase in Wholesale margins is primarily due to strong sell-thrus at retail of Kenneth Cole Reaction branded product, while the margins in Consumer Direct decreased due to additional clearance activity, as the segment continues to sell through excess inventories.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  Selling, general and administrative (“SG&A”) expenses, including warehousing and receiving expenses, increased to 36.1% as a percentage of net revenues ($145.0 million) for the nine months ended September 30, 2006 from 35.6% as a percentage of net revenues ($137.1 million) for the nine months ended September 30, 2005.  The impact of the adoption of SFAS 123R resulted in a $2.0 million increase to SG&A expense. Excluding the impact of stock-based compensation expense, SG&A expense as a percentage of net revenues would have been 35.6% for the nine months ended September 30, 2006, as compared to 35.4% in 2005.  Expenses, as a percentage of net revenues, increased primarily due increases in fixed costs from new and expanding retail stores and the Company’s loss of leverage on its comparable stores’ sales base, offset by leverage from the Company’s improvement in sales from Wholesale operations.

INTEREST AND OTHER INCOME:  Interest and other income increased to $3.7 million for the nine months ended September 30, 2006 from $3.3 million for the nine months ended September 30, 2005.  The increase was primarily due to higher average cash balances and a higher rate of return on investments.

INCOME TAXES:  The Company’s effective tax rate increased to 35.4% for the nine months ended September 30, 2006 from 32.0% for the nine months ended September 30, 2005.  The increase was primarily the result of a temporary provision that allowed U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate in 2005, which resulted in approximately $1.5 million in tax savings for the nine months ended September 30, 2005.  This was offset by a tax benefit recognized during the nine months ended September 30, 2006 of approximately $600,000, net of certain tax liabilities that were established, which resulted from the agreements reached with various taxing authorities that closed certain outstanding audit periods, for which the Company had previously established reserves.

NET INCOME:  As a result of the foregoing, net income decreased 27.9% for the nine months ended September 30, 2006 to $18.8 million (4.7% of net revenues) from $26.1 million (6.8% of net revenues) for the nine months ended September 30, 2005.

New Accounting Pronouncements

See Note 2 in the Notes to the Condensed Consolidation Financial Statements for disclosures related to SFAS 123R.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the requirements and impact of FIN 48 on the Company’s consolidated financial statements, and will adopt the provisions on January 1, 2007.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements and impact of FAS 157 on the Company’s consolidated financial statements, and will adopt the provisions on January 1, 2008.

Liquidity and Capital Resources

The Company uses cash from operations as the primary source of financing for its expansion and seasonal requirements.  Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances.  At September 30, 2006 and December 31, 2005 working capital was $164.9 million and $187.1 million, respectively.

Cash provided by operating activities was $13.6 million for the nine months ended September 30, 2006, compared to $3.8 million for the nine months ended September 30, 2005.  The increase in cash flows provided by operations is primarily attributable to the timings of payables and receivables and a decrease in tax benefits, offset by the decrease in net income.

Net cash provided by investing activities totaled $16.1 million for the nine months ended September 30, 2006 compared to $30.3 million of net cash used in investing activities for the nine months ended September 30, 2005.  The increase was primarily attributable to $53.1 million in proceeds received from the sale of marketable securities, in connection with the shift in the Company’s portfolio holdings of auction-rate securities to overnight money market funds in 2006, compared to purchases of $37.5 million of marketable securities during the nine months ended September 30, 2005.  In addition, capital expenditures for the nine months ended September 30, 2006 were $36.8 million, compared to $9.6 million for the nine months ended September 30, 2005, which includes the purchase of the Company’s corporate headquarters building for a purchase price of approximately $24 million in 2006.  Also included in capital expenditures were expenditures on furniture, fixtures, and leasehold improvements for new retail store openings and expansions of $9.4 million and $5.2 million for the nine months ended September 30, 2006 and 2005, respectively.  The remaining increase in expenditures was primarily due to investments in management information systems related to the implementation of the SAP integrated business platform for the Company’s retail and outlet stores.

Net cash used in financing activities was $17.6 million for the nine months ended September 30, 2006 compared to $1.6 million for the nine months ended September 30, 2005.   During the nine months ended September 30, 2006, the Company repaid its short-term borrowing for $3.0 million.  Also, the Company declared and paid quarterly cash dividends of approximately $10.9 million to common stock shareholders compared to $9.5 million of dividends declared and paid during the nine months ended September 30, 2005. In addition, the Company repurchased 300,000 treasury shares at an aggregate price of $7.2 million, which was primarily offset by proceeds from the exercise of stock options of $3.0 million during the nine months ended September 30, 2006 compared to $3.7 million of proceeds from exercises during the nine months ended September 30, 2005.

The Company’s material obligations under contractual agreements, primarily commitments for future payments under operating lease agreements as of September 30, 2006, are summarized as follows:

 Payments Due by Period

	Total	1 year or less	2-3 years	4-5 years	After 5 years
Operating Leases and Other Obligations	$184,407,000	$27,986,000	$50,344,000	$42,694,000	$63,383,000
Purchase Obligations	29,025,000	29,025,000
Total Contractual Obligations	$213,432,000	$57,011,000	$50,344,000	$42,694,000	$63,383,000

The Company utilizes forward contracts to hedge its cost on certain future purchases of inventory in Euros. These forward contracts are used to hedge against the Company’s exposure to changes in the Euro exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation. At September 30, 2006, the Company had forward contracts totaling $2.0 million in notional value, with an unrealized gain of approximately $20,000 net of taxes.

The Company currently has a line of credit, which allows for borrowings and letters of credit up to a maximum of $25.0 million to finance working capital requirements.  The Company has no outstanding advances under this line of credit; however, amounts available under the line of credit were reduced by $3.3 million to $21.7 million at September 30, 2006 from stand-by letters of credit.  Also, in 2005, one of the Company’s foreign subsidiaries entered into a promissory note with a financial institution, which provided the foreign subsidiary with $3,000,000. The note was repaid during the three months ended September 30, 2006.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is primarily exposed to currency exchange rate risks with respect to its inventory transactions denominated in Euros.  Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates.  The Company manages these risks by utilizing forward contracts to hedge its cost on future purchases.  The Company does not enter into foreign currency transactions for speculative purposes.   At September 30, 2006, the Company had forward contracts totaling $2.0 million in notional value with an unrealized gain of approximately $20,000 net of taxes. The Company’s earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility.  At the Company’s current borrowing levels, a two percent increase in interest rates affecting the Company’s credit facility would not have a material effect on the Company’s year-to-date earnings.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended) as of the end of the period covered by this quarterly report, and have concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the Company in reports filed or submitted  under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.

  Legal Proceedings.  There have been no material changes during the nine-month period ended September 30, 2006 from the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, other than the following:

In April 2005, a purported class action lawsuit was filed against the Company in the Superior Court of California for the County of San Diego.  The individual plaintiff was a floor supervisor in one of the Company’s retail stores who purported to bring suit on behalf of himself and other similarly situated current and former floor supervisors.  Among other claims, the plaintiff alleged that he and other floor supervisors worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law.  The lawsuit sought damages, penalties, restitution, equitable relief, interest and attorneys’ fees and costs.  In September 2006, counsel for the plaintiffs agreed to dismiss the purported class action.  In October 2006, the individual plaintiff and the Company executed a settlement agreement, for a nominal amount, for his individual claims.

In September 2004, a purported class action lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles.  The individual plaintiffs were current or former store managers or assistant managers who brought a suit on behalf of themselves and other similarly situated store managers and assistant managers.  Among other claims, the plaintiffs alleged that they worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law.  The lawsuit sought damages, penalties, restitution, reclassification and attorneys’ fees and costs.  In January 2006, the Company reached an agreement in principle to settle the matter, and the parties filed a fully executed Stipulation of Class Settlement and Release.  On June 21, 2006, the Court entered final judgment in the case, which settlement included the plaintiffs’ attorneys’ fees as well as court and claims administration costs.  All amounts due under the final judgment have now been paid and the period for any appeal has now been exhausted.  The settlement did not have a material impact on the Company’s financial statements.

In July 2006, an Italian footwear manufacturer served the Company with a complaint claiming that the Company is selling certain styles of footwear that infringe on its patents.  The complaint seeks unspecified monetary relief and an injunction to prohibit the Company from selling allegedly infringing shoes.  The plaintiff and the Company have reached an agreement in principle to settle the matter and such settlement, if consummated, would not have a material impact on the Company’s financial statements.

Item 1A.  Risk Factors.  There have been no material changes during the three- and nine-month periods ended September 30, 2006 from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, other than the following:

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

Item 1B. Unresolved Staff Comments.  None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2006, the Company repurchased 300,000 shares of its own stock, although no such repurchases were made during the three months ended September 30, 2006.  As of December 31, 2005 the Company had 861,600 shares available for repurchase. On March 2 2006, the Company’s Board of Directors increased the authorization for the Company’s repurchase plan by 1,138,400 shares to 2 million shares available for repurchase.  As of September 30, 2006, the remaining amount of shares that could be repurchased was approximately 1.7 million shares.

Item 3.

Defaults Upon Senior Securities. None

Item 4.

Submission of Matters to a Vote of Security Holders. None

Item 5.

 Other Information. None

Item 6.

 Exhibits.

10.29	Employment Agreement between Kenneth Cole Productions, Inc. and Joshua G. Shulman dated October 9, 2006

10.30	Employment Agreement between Kenneth Cole Productions, Inc. and Douglas Jakubowski dated October 12, 2006

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kenneth Cole Productions, Inc.

Registrant

November 6, 2006

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

November 6, 2006

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

November 6, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kenneth D. Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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
November 6, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David P. Edelman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DAVID P. EDELMAN
David P. Edelman
Chief Financial Officer
Kenneth Cole Productions, Inc.
November 6, 2006

Exhibit 10.29

October 9, 2006

Dear Josh,

This proposed letter agreement is our offer to employ you at Kenneth Cole Productions, Inc. (the "Company").  General terms of employment are as stated in the Company’s current Employee Handbook.

1.

Effective October 30, 2006, the Company will employ you and you agree to serve as President:  Kenneth Cole New York Brand.  You agree to devote your full time and best efforts to the satisfactory performance of such services and duties as the position requires.  You will report to the Company’s Chief Executive Officer.

You represent to the Company that the execution and performance by you of this letter agreement and your employment hereunder will not breach or constitute a default under any other agreement to which you are a party or by which you are bound.  Your employment is subject to and governed by the terms of the Company Employee Handbook, except to the extent that this letter agreement conflicts with and thus supersedes the terms of the Handbook.

2.

As President of the Kenneth Cole New York Brand, you will have the primary responsibility for defining and executing the Kenneth Cole New York brand strategy across all channels (wholesale, retail, licensing), all product categories and all territories.  As such, you will influence all aspects of the Kenneth Cole New York business including retail strategy, retail product mix, merchandising, merchandise planning, retail service model, wholesale distribution strategy, international retail, supply chain, licensing, marketing and public relations for the brand.  In execution of the strategy, your primary responsibilities and reporting relationships shall be as follows:

Wholesale – Primary responsibility for design, merchandising and line building the Company’s  Kenneth Cole New York wholesale products, which today include women’s handbags and small leather goods and men’s and women’s footwear;

Retail – Primary responsibility for store design and visual presentation in domestic Kenneth Cole New York full price retail stores; The head of domestic Kenneth Cole New York retail will initially have a dotted line relationship to brand President and throughout the life of the agreement, this person would report either to the brand President or CEO;

Domestic Licensing – Primary responsibility for all the Company’s interests with respect to Kenneth Cole New York design services, including design, product approval and merchandising;

International Retail and Licensing – Primary responsibility for all the Company’s interests with respect to location approval, store design, visual presentation and merchandising in international Kenneth Cole New York full price retail stores.

3.

Your compensation shall be as follows:

a.

Bi-weekly base salary is $19,230.77 subject to good faith review for possible increase annually.

Salary will be subject to withholding of all taxes payable with respect thereto and deductions for insurance contributions, etc.

b.

Effective upon your commencement date, you will be eligible to participate in our discretionary management bonus plan, which provides for annual awards based upon both the Company's financial condition and performance and your own performance.  Each fiscal year, you will be eligible to receive an award up to 50% of the actual base salary paid to you for the prior fiscal year, such bonus paid in the first quarter of the following fiscal year at such time as other similarly situated executives receive their bonuses.  The amount of the bonus shall be at the discretion of the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), which shall consider an award based on the following:  (i) one portion of the bonus based on Company performance against certain parameters established by the Company and the Compensation Committee and (ii) another portion of the bonus based on your achievement of individual targets set by the Company and the Compensation Committee in consultation with you.  These parameters and targets will be provided for you during the first quarter of each fiscal year.   For the 2006 fiscal year only, the Company guarantees a minimum bonus of $150,000.00, to be paid on or about March 1, 2007.  For 2007 and each year thereafter, in the event the Company exceeds its bonus plan targets, you will have an opportunity to receive additional bonuses of up to an additional 50% of your actual base salary paid based on terms defined by the Compensation Committee.

Payment for earned bonuses (including the fiscal 2006 bonus) is contingent upon remaining in the employ of the Company through the date on which the bonus is paid, provided, however, that in the event the Company terminates your employment not for cause, you will be eligible to receive a bonus for that fiscal year pro-rated for the number of months worked in that year, such bonus to be based solely on Company performance (that is, (i) above) and payable at the same time other executives receive their bonuses.

c.

Together with your first paycheck, the Company will pay you a signing bonus of $150,000.00.  If you voluntarily terminate your employment before the first anniversary of the effective date of this Agreement, the signing bonus must be repaid to the Company in full.

4.

While you are employed by the Company, and subject, of course, to the Company's right to amend, modify or terminate any benefit plan or program, you shall be entitled to earn the following benefits/perquisites:

a.

Group Health Benefits – participation in the Company’s Health Insurance Plan immediately upon continuous full term service.  This is a contributory plan that currently provides medical and dental coverage.  The parties agree that the Company may modify these plans at its sole discretion.

b.

SERP – participation in the Company’s Supplemental Employee Retirement Plan commencing on the first anniversary of your employment and otherwise in keeping with the terms of the Plan and the Plan documents.

c.

Profit Sharing Thrift Plan – participation in the Company Employee Profit Sharing Thrift (401(k)) Plan on the first day of the quarter following six months of service.

d.

Group Life and Accidental Insurance – coverage under the Company’s Basic Life and Accidental Death and Dismemberment Insurance policy on the first day of the month following after two months of continuous full time service.

e.

Business Travel Accident Insurance – coverage under the Company’s Business Travel Accident Insurance Policy.

f.

Business Expense – reimbursement for travel, entertainment and other business expenses incurred by you in connection with the Company’s business, all in accordance with the Company’s policies and practices for executives with the title of President.

g.

Vacation – four weeks per year and otherwise in accordance with current Company policy.

h.

Paid Sick Leave – in accordance with current Company policy.

5.

You will be eligible to participate in the Company’s restricted stock plan with the Company’s management recommending to the Compensation Committee an initial grant of 20,000 shares vesting in equal installments over four years from the effective date of this Agreement, subject to all of the terms and conditions set forth in the plan documents. Thereafter, you will be eligible for annual grants of stock options and/or restricted stock if, when and on similar terms as other similarly situated executives receive their grants, subject to all of the terms and conditions set forth in the plan documents of the relevant plans.

The Company’s management will also recommend to the Compensation Committee a further performance-based grant of restricted stock having a market value of $1 million vesting based on your own performance on terms defined by the Compensation Committee, subject to all of the terms and conditions set forth in the plan documents.  The restricted stock will vest at once upon the third anniversary of the effective date of this Agreement, provided: (i) you have not voluntarily terminated your employment before such date, and (ii) the Company has not terminated your employment for cause.  In the event the Company terminates your employment not for cause, this restricted stock will vest as follows:  (i) termination prior to the first anniversary of the effective date of this agreement, no vesting, and (ii) termination thereafter, vesting pro rata from the effective date.

6.

If you decide to terminate your employment with the Company, you agree:

a.

to provide the Company with 75 days prior written notice;

b.

to make no public announcement concerning your departure prior to your termination date without the consent of the Company;

c.

to continue to perform faithfully the duties assigned to you on the date of such notice (or such other duties as the Company may assign to you) from the date of such notice until your termination date.

You acknowledge that the notice period provided for hereunder is for the exclusive benefit of the Company, and does not confer any employment obligation on the Company.  The Company may elect, in its sole discretion and for any reason, to terminate your employment, either immediately or at any point during the 75 day period you have indicated.  Upon such termination you shall be entitled only to the payment of the base salary earned and unpaid through such date and any business expenses otherwise due you, and all insurance, benefits and other arrangements provided by the Company shall cease immediately upon termination of your employment (except as otherwise required by law).

7.

In the event your employment with the Company is terminated by the Company for a reason other than cause, as herein defined, the Company agrees to provide, and you agree to accept, as the sole and exclusive remedy for the termination of your employment without cause, the following severance benefits and arrangements:

a.

Continuing bi-weekly payments of your base salary, at the rate applicable as of the notice of your termination of employment, for a period of twelve months, minus the deductions required by law and with each bi-weekly payment being subject to a deduction for any salary, compensation or other form of remuneration that you have earned in other employment or self-employment during the month in question, regardless of when such amount(s) shall be payable.  You hereby agree that you have a duty to seek full time work actively and in good faith during the period in which you are collecting salary continuation.  In order to retain your right to receive and keep payments under this subparagraph, you must notify the Company immediately upon engaging in self employment or obtaining alternate employment.

For purposes of calculating appropriate deductions, the Company may require of you all documentation (including payroll, bank, and tax records) reasonably required to verify the amount of your alternate earnings for months for which you claim entitlement under this sub-paragraph.

.

b.

Your group medical and life insurance, as described in Paragraph 4(a) and (d), will be continued until the termination of your severance payments under Paragraph 7(a) or until you become eligible for coverage as the result of your accepting a position with a new employer, whichever shall first occur.

In the event you accept employment or self-employment not inconsistent with Paragraph 9 below, the bi-weekly payments made pursuant to (a) above shall be subject to a deduction for the salary or other compensation that you earn in employment or self-employment during the month in question.

It is understood and agreed that no change in your title, position, or responsibilities shall be deemed a termination of employment within the meaning of this Paragraph, provided your base salary, bonus and perquisites are maintained and provided further that your title and responsibilities will not be materially reduced and will continue to be primarily executive in nature.  The Company acknowledges that any material change in your title, position or responsibilities shall be agreed upon mutually.  In the event you believe the Company has materially changed your title, position or responsibilities without your consent, you will so notify the Company’s Chief Executive Officer and Senior Vice President of Human Resources and offer the Company the opportunity to address your concerns and cure any alleged breach of this provision.  It is further understood and agreed that in the event you receive benefits under this Paragraph, you shall not be entitled to receive any other compensation or benefits under this letter agreement as a result of the termination of your employment hereunder and, as a condition to receiving that severance compensation, you hereby agree to execute a Separation Agreement and General Release acceptable to the Company and to make no other claim against the Company or its officers and/or directors by reason of this letter agreement.

In the event of a Change in Control of the Company, you may, in your sole discretion, deem such event a termination not for cause for all purposes under this Agreement, provided, however, that the restrictions in Paragraph 9 below shall not apply and further provided that the restricted stock granted pursuant to Paragraph 5 above shall vest immediately.  “Change in Control” shall mean (except as provided below in this definition) (i) a change in (a) the beneficial ownership at any time by an entity or individual, either directly or indirectly, of equity securities or interests of Kenneth Cole Productions, Inc., the voting power of which constitutes more than fifty percent (50%) or more of the aggregate voting power of the outstanding equity securities or interests, as the case may be, of the subject company, or (b) the membership in the Board of Directors of any such party such that more than one-half of the directors are persons whose election has not been previously recommended by the applicable pre-existing Board of Directors, or (ii) any merger, consolidation or reorganization of Kenneth Cole Productions, Inc. in which the stockholders of the subject company immediately before the transaction do not own at least fifty percent (50%) of the combined voting power of the voting securities of the surviving entity or its parent immediately after the transaction, or (iii) any sale or transfer of all or substantially all of the assets of Kenneth Cole Productions, Inc. to a purchaser or other transferee in which the stockholders of the subject company immediately before the transaction do not own at least fifty percent (50%) of the combined voting power of the voting securities of the surviving entity or its parent immediately after the transaction.  It is understood that a “going private” transaction shall not constitute a Change in Control provided that Mr. Kenneth Cole remains the Chairman and Chief Executive Officer of the Company.

8.

Upon any termination of employment, you agree to refrain from soliciting any employee of the Company to terminate his/her employment or from hiring any employee of the Company for a period of 24 months thereafter and to refrain from using any confidential or proprietary information obtained through your employment with the Company.  You further agree to refrain from making any statements or comments of a defamatory or disparaging nature to third parties regarding the Company or its officers, directors, personnel or products.  Any failure to comply with the provisions of this Paragraph shall relieve the Company of any of its obligations pursuant to this letter agreement.  In the event that the Company wishes to issue a press release regarding your employment with the Company or any other press release referencing you by name or title, that announcement and the timing of that announcement will be subject to your prior approval, such approval not to be unreasonably withheld.

9.

You agree that during your employment with the Company, and during the period you continue to receive either salary payments during any notice period in Paragraph 6, are eligible to receive severance payments pursuant to Paragraph 7, or for a six month period following termination for cause (the "Non-Competitive Period"), you shall not, directly or indirectly, as owner, partner, joint venture, stockholder, employee, broker, agent, principal, trustee, corporate officer, director, licensor, or in any other capacity engage in, become financially interested in, be employed by, or render any consultation or business advice with respect to any business which is competitive with products or services of the Company, in any geographic area where, at the time of the termination of your employment hereunder, the business of the Company or its affiliates was being conducted or was proposed to be conducted; provided, however, that you may own any securities of any corporation which is engaged in such business and is publicly owned and traded but in an amount not to exceed at any one time one percent of any class of stock or securities of such corporation.  In addition, you shall not, directly or indirectly, during the Non-Competitive Period, request or cause any suppliers or customers with whom the Company or its affiliates has a business relationship to cancel or terminate any such business relationship with the Company or its affiliates.

If any portion of the restrictions set forth in this Paragraph should, for any reason, whatsoever, be declared invalid by a court of competent jurisdiction, the validity or enforceability of the remainder of such restrictions shall not thereby be adversely affected.

You acknowledge that the Company and its affiliates conduct business throughout North, Central and South America, Asia, and Europe, that its sales and marketing prospects are for continued expansion, and that, therefore, the territorial and time limitations set forth in this Paragraph are reasonable and properly required for the adequate protection of the business of the Company and its affiliates.  In the event any such territorial or time limitation is deemed to be unreasonable by a court of competent jurisdiction, you agree to the reduction of the territorial or time limitation to the area or period which such court shall deem reasonable.

The existence of any claim or cause of action by you against the Company shall not constitute a defense to the enforcement by the Company or its affiliates of the foregoing restrictive covenants, but such claim or cause of action shall be determined separately.

10.

If you are terminated for "cause" by the Company, you will not be eligible for any benefits under this letter agreement except COBRA or as required by other law.  "Termination for cause" shall be deemed to occur if the Company terminates you for willful misconduct injurious to the Company's interests, willful breach of duty in the course of your employment (after notice and reasonable opportunity to cure, if reasonable under the circumstances), incapacity to perform your duty (for a period of 180 days) or if you are convicted for the commission of a felony.

11.

Should any disagreement, claim or controversy arise between you and the Company with respect to a termination, the same shall be settled by arbitration in New York, New York before a single arbitrator in accordance with the then-current national rules for resolution of employment disputes of the American Arbitration Association, and the award of the arbitrator with respect to a termination pursuant to this letter agreement shall be enforceable in any court of competent jurisdiction and shall be binding upon the parties hereto, except that the Company may seek equitable relief with respect to any breaches of Paragraphs 6 through 9 of this letter agreement.

12.

The invalidity or unenforceability of any particular provision or provisions of this letter agreement shall not affect the other provisions hereof and this letter agreement shall be construed in all respects as if such invalid or unenforceable provisions had been omitted.

13.

This letter agreement constitutes the full and complete understanding and agreement of the parties, supersedes all prior representations, understandings and agreements as to your employment by the Company  and cannot be amended, changed, modified in any respect, without the written consent of the parties, except that the Company reserves the right in its sole discretion to make changes at any time to the other documents referenced in this letter agreement.

14.

This letter agreement shall be binding upon and shall inure to the benefit of successors and assigns of the Company.

15.

This letter agreement shall be governed by and construed in accordance with the laws of the State of New York applicable to contracts entered into and fully performed in the State of New York, without regard to its provisions as to choice of laws, except insofar as the federal Arbitration Act applies.

16.

You may not assign your rights or duties under this letter agreement without the prior written consent of the Company (except to a company wholly owed by you, provided you continue to perform all duties personally), but the Company may assign this letter agreement without prior notice to or consent from you.

This offer of employment is contingent upon your review and execution of all of our standard new-hire paperwork, including, but not necessarily limited to:

•

The Company Job Application

•

IRS Form W-4 (for tax withholding purposes)

•

Form I-9 (concerning legal eligibility for employment)

•

Acknowledgment of receipt of Employee Handbook and Arbitration Agreement

•

Employee Code of Conduct

We are enclosing a copy of the requisite new-hire paperwork with this letter agreement.  In any event, you should familiarize yourself with it before you sign this letter agreement or otherwise accept employment with us. If the foregoing is agreeable to you, please sign both copies of this letter agreement and return them to me.  A fully executed original will be returned to you.

Very truly yours,

KENNETH COLE PRODUCTIONS, INC.

/s/ Michael F. Colosi

Michael F. Colosi

Corporate Vice President,

General Counsel & Secretary

Agreed to and accepted this

9th day of October, 2006

/s/Joshua G. Schulman

Joshua G. Schulman

Exhibit 10.30

October 12, 2006

Dear Doug,

This letter agreement (the “Agreement”) will serve to confirm our understanding of the terms of your continued employment as President: Kenneth Cole Reaction Brand and Design Services for Kenneth Cole Productions, Inc. (together with its subsidiaries, divisions and affiliates, the "Company").

1.

The Company will continue to employ you and you agree to continue to serve as President of the Kenneth Cole Reaction Brand and Design Services.  You agree to devote your full time and best efforts to the satisfactory performance of such services and duties as the position requires.  You will report to the Company’s Chief Executive Officer. At no time during the term of this agreement will you report to any title lower than CEO of the company.

Except as expressly provided herein, you and the Company hereby agree that this Agreement replaces and terminates all prior agreements with the Company.  You further expressly agree that this replacement and termination do not give rise to any obligations on the part of the Company and that you do not have, and will not advance, any rights or claims under any prior agreement.  Your employment continues to be subject to and governed by the terms of the Company Employee Handbook (the “Handbook”), except to the extent that this Agreement conflicts with and thus supersedes the terms of the Handbook.

As President of the Kenneth Cole Reaction Brand and Design Services, you will have the primary responsibility for defining and executing the Kenneth Cole Reaction brand strategy across all channels and product categories.  As such, you will influence all aspects of the Kenneth Cole Reaction business including merchandising, merchandise planning, wholesale distribution strategy, licensing, marketing and public relations for the brand.  In addition, you shall have primary responsibility for direction of Design Services for all current brands with the exception of Kenneth Cole New York.

2.         Your compensation shall be as follows:

a.

Bi-weekly base salary is $19,230.77 subject to good faith review for possible increase annually.

Salary will be subject to withholding of all taxes payable with respect thereto and deductions for insurance contributions, etc.

b.

Effective upon your commencement date, you will be eligible to participate in our discretionary management bonus plan, which provides for annual awards based upon both the Company's financial condition and performance and your own performance.  Each fiscal year, you will be eligible to receive a target award of 50% of the actual base salary paid to you for the prior fiscal year, such bonus paid in the first quarter of the following fiscal year at such time as other similarly situated executives receive their bonuses.  The amount of the bonus shall be at the discretion of the Compensation Committee of the Company’s Board of Directors (the

“Compensation Committee”), which shall consider an award based on the following:  (i) one portion of the bonus based on Company performance against certain parameters established by the Company and the Compensation Committee and (ii) another portion of the bonus based on your achievement of individual targets set by the Company and the Compensation Committee in consultation with you.  These parameters and targets will be provided for you during the first quarter of each fiscal year.   In each fiscal year, in the event the Company exceeds its bonus plan targets, you will have an opportunity to receive additional bonuses of up to an additional 50% of your actual base salary paid based on terms defined by the Compensation Committee.

3.         Payment for earned bonuses is contingent upon remaining in the employ of the Company through the end of the fiscal year on which the bonus is based provided, however, that in the event the Company terminates your employment not for cause pursuant to Paragraph 7 below, you will be eligible to receive a bonus for that fiscal year pro-rated for the number of months worked in that year, such bonus to be based solely on Company performance (that is, (i) above) and payable at the same time other executives receive their bonuses.

4.

While you are employed by the Company, and subject, of course, to the Company's right to amend, modify or terminate any benefit plan or program, you shall be entitled to earn the following benefits/perquisites:

a.

Group Health Benefits – participation in the Company’s Health Insurance Plan.  This is a contributory plan that currently provides medical and dental coverage.  The parties agree that the Company may modify these plans at its sole discretion.

b.

SERP – participation in the Company’s Supplemental Employee Retirement Plan commencing on the first anniversary of your employment and otherwise in keeping with the terms of the Plan and the Plan documents.

c.

Profit Sharing Thrift Plan – participation in the Company Employee Profit Sharing Thrift (401(k)) Plan.

d.

Group Life and Accidental Insurance – coverage under the Company’s Basic Life and Accidental Death and Dismemberment Insurance policy.

e.

Business Travel Accident Insurance – coverage under the Company’s Business Travel Accident Insurance Policy.

f.

Business Expense – reimbursement for travel, entertainment and other business expenses incurred by you in connection with the Company’s business, all in accordance with the Company’s policies and practices for executives with the title of President.

g.

Vacation – four weeks per year and otherwise in accordance with current Company policy.

h.

Paid Sick Leave – in accordance with current Company policy.

5.

You will be eligible to continue to participate in the Company’s restricted stock plan and all prior grants thereunder will remain in effect on their existing terms.  In addition, the Company’s management will recommend to the Compensation Committee an additional performance-based grant of restricted stock having a market value of $1 million vesting based on your own performance on terms defined by the Compensation Committee.  The restricted stock will vest upon the third anniversary of the effective date of this Agreement, provided: (i) you have not voluntarily terminated your employment before such date, and (ii) the Company has not terminated your employment for cause.  In the event the Company terminates your employment not for cause pursuant to Paragraph 7 below, this restricted stock will vest as follows:  (i) termination prior to the first anniversary of the effective date of this agreement, no vesting, and (ii) termination thereafter, vesting pro rata from the effective date of this agreement.

6.

If you decide to terminate your employment with the Company, you agree:

a.

to provide the Company with 90 days prior written notice;

b.

to make no public announcement concerning your departure prior to your termination date without the consent of the Company;

c.

to continue to perform faithfully the duties assigned to you on the date of such notice (or such other duties as the Company may assign to you) from the date of such notice until your termination date.

You acknowledge that the notice period provided for hereunder is for the exclusive benefit of the Company, and does not confer any employment obligation on the Company.  The Company may elect, in its sole discretion and for any reason, to terminate your employment, either immediately or at any point during the 90 day period you have indicated.  Upon such termination you shall be entitled only to the payment of the base salary earned and unpaid through such date and any business expenses otherwise due you, and all insurance, benefits and other arrangements provided by the Company shall cease immediately upon termination of your employment (except as otherwise required by law or by the terms of the relevant plan documents).

7.

In the event your employment with the Company is terminated by the Company for a reason other than cause, as herein defined, the Company agrees to provide, and you agree to accept, as the sole and exclusive remedy for the termination of your employment without cause, the following severance benefits and arrangements:

a.

Continuing bi-weekly payments of your base salary, at the rate applicable as of the notice of your termination of employment, for a period of twelve months, minus the deductions required by law and with each bi-weekly payment being subject to a deduction for any salary, compensation or other form of remuneration that you have earned in other employment or self-employment during the month in question, regardless of when such amount(s) shall be payable.  You hereby agree that you have a duty to seek full time work actively and in good faith during the period in which you are collecting salary continuation.  In order to retain your right to receive and keep payments under this subparagraph, you must notify the Company immediately upon engaging in self employment or obtaining alternate employment.

For purposes of calculating appropriate deductions, the Company may require of you all documentation (including payroll, bank, and tax records) reasonably required to verify the amount of your alternate earnings for months for which you claim entitlement under this sub-paragraph.

b.

Your group medical and life insurance, as described in Paragraph 4(a) and (d), will be continued until the termination of your severance payments under Paragraph 7(a) or until you become eligible for coverage as the result of your accepting a position with a new employer, whichever shall first occur.

In the event you accept employment or self-employment not inconsistent with Paragraph 9 below, the bi-weekly payments made pursuant to (a) above shall be subject to a deduction for the salary or other compensation that you earn in employment or self-employment during the month in question.

It is understood and agreed that no change in your title, position, or responsibilities shall be deemed a termination of employment within the meaning of this Paragraph, provided your base salary, bonus and perquisites are maintained and provided further that your title and responsibilities will not be materially reduced and will continue to be primarily executive in nature.  You will not be assigned duties materially inconsistent with your then-current title.  In the event you believe the Company has materially changed your title, duties or responsibilities without your consent, you will so notify the Company’s Chief Executive Officer and Senior Vice President of Human Resources and offer the Company the opportunity to address your concerns and cure any alleged breach of this provision.  It is further understood and agreed that in the event you receive benefits under this Paragraph, you shall not be entitled to receive any other compensation or benefits under this letter agreement as a result of the termination of your employment hereunder and, as a condition to receiving that severance compensation, you hereby agree to execute a Separation Agreement and General Release acceptable to the Company and to make no other claim against the Company or its officers and/or directors by reason of this letter agreement.

In the event of a Change in Control of the Company, you may for a period of one year from the date of such event, in your sole discretion, deem such event a termination not for cause for all purposes under this Agreement.  “Change in Control” shall mean (except as provided below in this definition) (i) a change in (a) the beneficial ownership at any time by an entity or individual, either directly or indirectly, of equity securities or interests of Kenneth Cole Productions, Inc., the voting power of which constitutes more than fifty percent (50%) or more of the aggregate voting power of the outstanding equity securities or interests, as the case may be, of the subject company, or (b) the membership in the Board of Directors of any such party such that more than one-half of the directors are persons whose election has not been previously recommended by the applicable pre-existing Board of Directors, or (ii) any merger, consolidation or reorganization of Kenneth Cole Productions, Inc. in which the stockholders of the subject company immediately before the transaction do not own at least fifty percent (50%) of the combined voting power of the voting securities of the surviving entity or its parent immediately after the transaction, or (iii) any sale or transfer of all or substantially all of the assets of Kenneth Cole Productions, Inc. to a purchaser or other transferee in which the stockholders of the subject company immediately before the transaction do not own at least fifty percent (50%) of the combined voting power of the voting securities of the surviving entity or its parent immediately after the transaction.  It is understood that a “going private” transaction shall not constitute a Change in Control provided that Mr. Kenneth Cole remains the Chairman and Chief Executive Officer of the Company.

If any amount, entitlement, or benefit paid or payable to you or provided for your benefit under this Agreement and under any other agreement, plan or program of the Company or any Affiliate (such payments, entitlements and benefits referred to as a "Payment") constitutes an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended from time to time (the "Code") (the aggregate of such Payments being hereinafter referred to as the "Excess Parachute Payments"), and is subject to the excise tax imposed by Section 4999 of the Code, or any similar federal or state law (an "Excise Tax"), then notwithstanding anything contained in this Agreement to the contrary, the Company shall promptly pay to you an additional amount (the "gross-up payment") that after reduction for all taxes (including but not limited to the Excise Tax) with respect to such gross-up payment equals the Excise Tax with respect to the Excess Parachute Payments. The determination as to whether the Executive’s payments and benefits include Excess Parachute Payments, and, if so, the amount of such payments, the amount of any Excise Tax owed with respect thereto, and the amount of any gross-up payment shall be made at the Company's expense by a nationally recognized certified public accounting firm as the Compensation Committee may designate prior to the Change in Control (the "accounting firm"). As a result of the uncertainty in the application of the Excise Tax at the time of the initial determination by the accounting firm hereunder, it is possible that gross-up payments which will not have been made by the Company should have been made ("Underpayment") or gross-up payments are made by the Company which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that you are required to make a payment of any Excise Tax, the accounting firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of you. In the event the amount of gross-up payment exceeds the amount necessary to reimburse you for your Excise Tax, the accounting firm shall determine the amount of the Overpayment that has been made and any such Overpayment shall be promptly paid by you to or for the benefit of the Company. You shall cooperate with any reasonable requests by the Company in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.

8.

Upon any termination of employment, you agree to refrain from soliciting any employee of the Company to terminate his/her employment or from hiring any employee of the Company for a period of 24 months thereafter and to refrain from using any confidential or proprietary information obtained through your employment with the Company.  You further agree to refrain from making any statements or comments of a defamatory or disparaging nature to third parties regarding the Company or its officers, directors, personnel or products.  Any failure to comply with the provisions of this Paragraph shall relieve the Company of any of its obligations pursuant to this letter agreement.  In the event that the Company wishes to issue a press release regarding your employment with the Company or any other press release referencing you by name or title, that announcement and the timing of that announcement will be subject to your prior approval, such approval not to be unreasonably withheld.

9.

You agree that during your employment with the Company, and during the period you continue to receive either salary payments during any notice period in Paragraph 6 or receive severance payments pursuant to Paragraph 7, or for a six month period following termination for cause (the "Non-Competitive Period"), you shall not, directly or indirectly, as owner, partner, joint venture, stockholder, employee, broker, agent, principal, trustee, corporate officer, director, licensor, or in any other capacity engage in, become financially interested in, be employed by, or render any consultation or business advice with respect to any business which is competitive with products or services of the Company, in any geographic area where, at the time of the termination of your employment hereunder, the business of the Company or its affiliates was being conducted or was proposed to be conducted; provided, however, that you may own any securities of any corporation which is engaged in such business and is publicly owned and traded but in an amount not to exceed at any one time one percent of any class of stock or securities of such corporation.  In addition, you shall not, directly or indirectly, during the Non-Competitive Period, request or cause any suppliers or customers with whom the Company or its affiliates has a business relationship to cancel or terminate any such business relationship with the Company or its affiliates.

If any portion of the restrictions set forth in this Paragraph should, for any reason, whatsoever, be declared invalid by a court of competent jurisdiction, the validity or enforceability of the remainder of such restrictions shall not thereby be adversely affected.

You acknowledge that the Company and its affiliates conduct business throughout North, Central and South America, Asia, and Europe, that its sales and marketing prospects are for continued expansion, and that, therefore, the territorial and time limitations set forth in this Paragraph are reasonable and properly required for the adequate protection of the business of the Company and its affiliates.  In the event any such territorial or time limitation is deemed to be unreasonable by a court of competent jurisdiction, you agree to the reduction of the territorial or time limitation to the area or period which such court shall deem reasonable.

The existence of any claim or cause of action by you against the Company shall not constitute a defense to the enforcement by the Company or its affiliates of the foregoing restrictive covenants, but such claim or cause of action shall be determined separately.

10.

If you are terminated for "cause" by the Company, you will not be eligible for any benefits under this letter agreement except COBRA or as required by other law.  "Termination for cause" shall be deemed to occur if the Company terminates you for willful misconduct substantially injurious to the Company's interests, material willful breach of duty in the course of your employment (after notice and reasonable opportunity to cure, if reasonable under the circumstances), incapacity to perform your duty (for a period of 180 days) or if you are convicted for the commission of a felony.

11.

Should any disagreement, claim or controversy arise between you and the Company with respect to a termination, the same shall be settled by arbitration in New York, New York before a single arbitrator in accordance with the then-current national rules for resolution of employment disputes of the American Arbitration Association, and the award of the arbitrator with respect to a termination pursuant to this letter agreement shall be enforceable in any court of competent jurisdiction and shall be binding upon the parties hereto, except that the Company may seek equitable relief with respect to any breaches of Paragraphs 5 through 8 of this letter agreement.

12.

The invalidity or unenforceability of any particular provision or provisions of this letter agreement shall not affect the other provisions hereof and this letter agreement shall be construed in all respects as if such invalid or unenforceable provisions had been omitted.

13.

This letter agreement constitutes the full and complete understanding and agreement of the parties, supersedes all prior representations, understandings and agreements as to your employment by the Company  and cannot be amended, changed, modified in any respect, without the written consent of the parties, except that the Company reserves the right in its sole discretion to make changes at any time to the other documents referenced in this letter agreement.

14.

This letter agreement shall be binding upon and shall inure to the benefit of successors and assigns of the Company.

15.

This letter agreement shall be governed by and construed in accordance with the laws of the State of New York applicable to contracts entered into and fully performed in the State of New York, without regard to its provisions as to choice of laws, except insofar as the federal Arbitration Act applies.

16.

You may not assign your rights or duties under this letter agreement without the prior written consent of the Company, but the Company may assign this letter agreement without prior notice to or consent from you.

You hereby confirm that you have executed of all of our standard employment paperwork, including, but not necessarily limited to:

•

IRS Form W-4 (for tax withholding purposes)

•

Form I-9 (concerning legal eligibility for employment)

•

Acknowledgment of receipt of Employee Handbook and Arbitration Agreement

•

Employee Code of Conduct

If the foregoing is agreeable to you, please sign both copies of this letter agreement and return them to me.  A fully executed original will be returned to you.

Very truly yours,

KENNETH COLE PRODUCTIONS, INC.

/s/Linda Nash Merker

Linda Nash Merker

SVP, Human Resources

Agreed to and accepted this

/s/Douglas Jakubowski

12th day of October, 2006

Douglas Jakubowski