Form 10-K
period 2006-12-31
COLE KENNETH PRODUCTIONS INC
filed 2007-03-05
CIK 921691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

Commission File No. 1-13082

KENNETH COLE PRODUCTIONS, INC.
(Exact name of Registrant as specified in its charter)

New York	13-3131650
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

603 West 50th Street, New York, NY 10019
(Address of Principal Executive Offices)

(212) 265-1500
Registrant’s telephone number

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer (  )   Accelerated filer (X)   Non-accelerated filer (  )

    Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

     The aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant as of the close of business on June 30, 2006: $261,952,582

     Number of shares of Class A Common Stock, $.01 par value, outstanding as of the close of business on February 23, 2007: 12,016,407

      Number of shares of Class B Common Stock, $.01 par value, outstanding as of the close of business on February 23, 2007: 8,010,497

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of Form 10-K is incorporated herein by reference to the Registrant’s definitive proxy statement to be mailed to the shareholders of the Registrant by May 1, 2007.

Kenneth Cole Productions, Inc.

Item 1. Business

Important Factors Relating to Forward- Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and Section 21E of the Securities Exchange Act of 1934 provides a safe harbor for forward-looking statements made by or on behalf of Kenneth Cole Productions, Inc. (the “Company”). The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company’s shareholders. Forward-looking statements generally refer to future plans and performance and are identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “will,” “estimate,” “project,” or similar expressions. All statements that express expectations and projections with respect to future matters, including, but not limited to, the launching or prospective development of new business initiatives, future licensee sales growth, gross margins, store expansion and openings, changes in distribution centers, implementation of management information systems, are forward-looking statements within the meaning of the Reform Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance and are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

There can be no assurance that management’s expectations will necessarily come to pass. A number of factors affecting the Company’s business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include, but are not limited to, changes in domestic economic conditions or in political, economic or other conditions affecting foreign operations and sourcing, demand and competition for the Company’s products, risks associated with uncertainty relating  to the Company's ability to implement its growth strategies or its ability to successfully integrate acquired business, risks arising out of litigation or trademark conflicts, changes in customer or consumer preferences on fashion trends, delays in anticipated store openings and changes in the Company’s relationship with its suppliers and other resources. This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, readers of this Annual Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General

Kenneth Cole Productions, Inc., incorporated in September 1982, designs, sources and markets a broad range of fashion footwear and handbags and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, and Tribeca brand names. In addition, the Company, through a license agreement, has the rights to use the Bongo trademark for footwear, as well as Gentle Souls for footwear under a proprietary trademark. The Company's products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole. These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends. The combination of basic products and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

The Company markets its products to more than 6,000 department and specialty store locations, as well as through its Consumer Direct business, which includes a base of retail and Company Stores (formerly “outlet stores”), consumer catalogs and websites, including online e-commerce. The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men's, women's and children’s footwear, handbags, apparel and accessories), prices (from ''better'' to ''moderate'') and styling. The Company believes the diversity of its product mix provides balance to its overall product sales and business planning and increases sales opportunities to wholesale customers who do not carry the Company's full range of products.

The popularity of the Kenneth Cole brand names among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements. The Company offers through these agreements a lifestyle collection of men’s product categories, including tailored clothing, dress shirts, dress pants, sportswear, neckwear, briefcases, portfolios, jewelry, fragrance, belts, leather and fabric outerwear, sunglasses, prescription eyewear, watches, fragrance, swimwear, luggage, hosiery and small leather goods. Women’s product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, prescription eyewear, watches, jewelry, fragrance, swimwear, and luggage. In addition, the Company licenses its home collection and boys’ and girls’ apparel under the Kenneth Cole Reaction brand and several categories under the Unlisted brand, which further broadens the Kenneth Cole lifestyle collection.

Business Growth Strategies

The Company’s strategy is to continue to build upon the strength of its lifestyle brand franchise, which is comprised of well-differentiated and distinct brands including Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, and Tribeca. The Company is continuing its strategic initiative to elevate its brands. As such, the Company continues to focus on designing and delivering high quality, fashionable products, creating efficient and compelling retail environments, and continuing to develop its partnerships with its licensees to ensure brand quality and distribution integrity. The Company believes that further segmentation and development of the brands afford growth potential within each of the Company’s business segments.

Wholesale. By strengthening and streamlining its distribution channels, the Company continues to reinforce the segmentation of its brands at wholesale, promoting even greater growth capability for each of its brands in the future. This approach will facilitate the broadening of product offerings and price points, attract new customers and further enable the Company to address a wider variety of customers’ needs, both domestically and internationally. Building on its distribution channels and the repositioning of its brands through elevation of its products has given the Company the ability to reach other distribution tiers and new customers. The Company believes it is in a better position to respond quickly to market changes, thereby enabling each wholesale division to deliver appropriate fashions in a more timely and effective manner. This approach has been effective in maintaining the strength of the Kenneth Cole lifestyle brand franchise. The Company believes its strategic initiatives in continuing to elevate the Kenneth Cole New York brand as an accessible luxury brand will take the Company to its next stage of development, which will place the Company in the best position to benefit from the consolidation in the retail environment, and to enable the Company’s brands to reach their potential.

 Consumer Direct. The Company’s Consumer Direct segment, which operates full-priced retail and Company Stores, as well as catalogs and e-commerce, affords significant growth potential while simultaneously complementing the Company’s existing Wholesale and Licensing businesses. The Company believes that the sale of footwear, handbags and licensed products through its consumer direct channels of distribution increases consumer awareness of the Company’s brands, reinforces the Company’s image and builds brand equity. The Company believes customers of our wholesale accounts in cities with a Kenneth Cole retail presence have an enhanced brand awareness compared to those in cities without a Kenneth Cole retail presence. Towards the end of 2006, the Company separated the merchandising and support functions between the Company’s Company Stores and its full-priced retail stores, which may lead to weeding out of unproductive stores. As a result, the Company believes it can initiate more effective business and merchandising practices for these stores. The initial stage of the Company’s plan was to eliminate the use of the Company’s Company Stores as clearance centers. This improved the Company’s presentation, margins, and resulted in positive Company Store comparative store sales in the second half of 2006. In addition, the Company is further controlling inventory levels to reduce clearance product, is adjusting product mix to incorporate a wider range of price points, and is evaluating its real estate portfolio. As part of management changes, the Company hired a Kenneth Cole New York brand President and a President of the Company’s Company Stores during 2006. The Company believes it has both the right strategy and leadership to lead the effort toward better retail performance.

As of December 31, 2006, the Company operated 94 full-priced retail and Company Stores as compared with 92 stores as of December 31, 2005.

The Company believes the Kenneth Cole model provides significant growth potential. The brand enjoys strong consumer support as evidenced by expansion of the Company’s licensee product categories within the brand, a strong retail presence and improving wholesale operations. The Company continues to analyze the Kenneth Cole Reaction brand model for further growth potential within its licensing and wholesale product categories as the brand is repositioned throughout all of its distribution channels.

The Company continues to invest in the enhancement, visual presentation and development of its websites to capitalize on the growth of its e-commerce and emerging technologies. The Company believes that web-based transactions will contribute to the Company’s future, both as a source of consumer information and as a generator of new revenue. Among other things, the websites are designed to create additional revenues through a new distribution channel, build brand equity, fortify image, increase consumer awareness, improve customer service, provide entertainment and promote support for causes the Company believes are important to its customers. The Company has strengths in its existing capabilities in customer service, including telemarketing, merchandising, catalog, fulfillment and e-commerce. However, the Company is exploring other alternatives including outsourcing some or all of these modules.

In addition to seasonal image campaigns via traditional advertising media, the Internet has enabled the Company and its customers to communicate directly with each other. The Company’s use of its websites to capture and process this relevant market data on its consumer base provides a greater understanding of its customers and market trends. The Company believes this dynamic relationship is invaluable for building customer loyalty. Further, the Company’s Internet presence through two websites has enabled the creation of a substantial e-mail database by which the Company’s marketing and customer service departments regularly interact with its existing and new consumers online.

Licensing. The strength of the Company’s largest brands, Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted, provides opportunities, through licensing agreements, to expand into new product categories and broaden existing distribution channels. The Company believes its strategic licensing relationships are essential to the growth of the Company both domestically and abroad as a lifestyle branded franchise. Many of the existing licensee businesses are still relatively small in their individual product classifications and the Company believes they hold growth potential.

The Company chooses its licensing partners with care, considering many factors, including the strength of their sourcing and distribution abilities, thereby attempting to maintain the same value and style that Kenneth Cole customers have come to expect. As part of the Company’s brand elevation strategy, the Company signed an agreement in 2005 with Bernard Chaus, Inc. to distribute women’s Kenneth Cole Reaction apparel. Also, in November 2006, the Company amended its license agreement with Paul Davril Inc. (“PDI”), which covers the manufacture and distribution of men’s and women’s sportswear under the Kenneth Cole New York trademark and men’s sportswear under the Kenneth Cole Reaction trademark. The amended agreement results in the Company to assuming control of its Kenneth Cole New York sportswear categories in early 2007 and Kenneth Cole Reaction by the end of 2007.

The Company’s strategic partnership with its fragrance licensee, Coty, Inc. (”Coty”), is designed to expand consumer awareness through Coty’s global marketing group and provide an extension of brand awareness to the Company licensees and partnerships internationally and domestically. In 2005, the Company introduced Kenneth Cole Reaction fragrance for women, as well as Kenneth Cole Signature for men. In 2006, the Company added RSVP fragrance for men.  These fragrances replaced the original Kenneth Cole fragrances allowing for fresh, new and exciting products for market penetration, growth and brand awareness. The Company is committed to strategically expanding its product classifications internationally and to building growth through brand awareness and diversity as it continues to aggressively grow the watch and optical categories abroad, focusing on certain specific international regions. In 2006, the Company’s licensees opened 11 new retail stores within international markets including Israel, Taiwan, and the Gulf Region, as well as wholesale accounts throughout Latin America.

The Company’s brands are currently licensed for a range of products consistent with the Company’s image (see “Licensing” in Item 1).

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

Kenneth Cole New York

Kenneth Cole New York products are designed for the fashion conscious consumer and reflect the relaxed urban sophistication that is the hallmark of the Kenneth Cole New York image. The distinctive styling of this line has established Kenneth Cole New York as a fashion authority for sophisticated men and women who are seeking a value alternative to other designer brands. As a result of strong brand recognition and a reputation for style, quality and value, the Company believes that Kenneth Cole New York is an important resource for better department and specialty stores, and continues to provide significant growth opportunities. The Kenneth Cole New York product offering has evolved from a very trendy line into one with broad appeal, including both fashion-forward styling and core basics. The Company continues to leverage the strength of its name through brand extensions, in-store shops and the licensing of many product categories. The Company is in the midst of a strategic initiative to elevate its brands. As such, the Company continues to focus on designing and delivering high quality, fashionable products, creating efficient and compelling retail environments, and continuing to develop its partnerships with its licensees to ensure brand quality and distribution integrity.

Kenneth Cole New York men's footwear, manufactured through Italian and Chinese factories, is designed as contemporary, comfortable leather fashion footwear and is sold to the bridge-designer market at retail price points ranging from approximately $155 to $450. As versatile as it is sophisticated, Kenneth Cole New York men’s footwear may be worn to work, for special occasions or on weekends with casual clothes. In addition, the Company uses the label “silver technology” in its line to denote enhanced comfort combined with its fine leather shoe craftsmanship. The silver technology product features a micro-tech midsole, a removable gel insole, and a fiberglass shank.

Kenneth Cole New York women’s footwear, primarily manufactured through Italian and Brazilian factories, includes sophisticated and elegant dress, casual and special occasion footwear that is sold to the bridge-designer market at retail price points ranging from approximately $100 to $500. Women's footwear is constructed by fine leather craftsmen to allow the customer high quality designer styling with value for the fashion conscious woman at work or in social gatherings.

Kenneth Cole New York handbags are generally made of quality-crafted leathers and sold to the bridge-designer market at retail price points ranging from approximately $200 to $400. The seasonal line includes certain updated styles that offer the customer high-fashion bags, which are accompanied by tailored career bags for the sophisticated urban consumer.

Kenneth Cole Reaction

Kenneth Cole Reaction consists of a variety of product classifications, which address the growing trend toward flexible lifestyle dressing at affordable prices. Kenneth Cole Reaction includes a comfort-oriented casual line, as well as more dressy styles. Kenneth Cole Reaction women’s footwear, primarily manufactured in China, is designed for the workplace as well as for outside the office, with an emphasis on comfort, versatility, contemporary styling and value. In addition, the Company has added “RXN comfort technology” which uses a pod system insole and gel heel pad to enhance comfort, support and flexibility. It is targeted to compete in the largest single category of footwear sold in department stores, women’s “better,” and the majority of the line retails primarily in the $70 to $120 price range. Kenneth Cole Reaction men’s footwear, primarily manufactured in China, combines fashionable and versatile styling with affordable pricing and is positioned in the fastest growing classification in the men’s market as consumer preferences lean away from athletic constructed footwear toward regular constructed footwear. This line retails approximately in the $70 to $160 price range.

Kenneth Cole Reaction handbags, primarily manufactured in China, are designed to be multifunctional with a contemporary look and are primarily made of leather and non-leather technical fabrications, such as nylon, microfiber and canvas. Kenneth Cole Reaction handbags have been styled to appeal to the same customer as the Kenneth Cole Reaction footwear line to meet the varying needs of the Company’s customers. This line generally retails at price points ranging from approximately $50 to $200.

Kenneth Cole Reaction children’s footwear, primarily manufactured in China, includes dress and casual footwear sold at price points ranging from $30 to $55 and is targeted to boys and girls ages 6 to 12, who the Company believes are making more of their own fashion choices than ever before. The toddler line for boys and girls ages 2 to 5 has price points ranging from $30 to $50. The Company believes that children’s footwear is a natural extension of its footwear business and that its use of styles based upon successful performers in its existing men’s and women’s styles, greatly enhances the likelihood of product performance.

Gentle Souls women’s footwear is designed and targeted for the sophisticated, active woman who expects a comfortable fit with a stylish design.  The footwear is sold in specialty retail and high end department stores at price points ranging from $150 to $250.  The line is limited to five to ten styles that are manufactured with high quality leather around an exclusive comfort technology.  The product line was launched for Spring 2007.

Unlisted

Unlisted products are designed and targeted to the younger, trendier consumer market, the country’s largest consumer base of fashion merchandise. The Unlisted brand was developed to expand the Company's sales into a younger, more moderately priced business and includes men’s and women’s casual and dress shoes each season.

Unlisted footwear provides the young consumer with a wide selection of footwear with contemporary styling and quality at affordable prices. Unlisted women’s footwear includes not only fashion styles, but also evening styles, basic pumps and loafers that generally retail at price points ranging from $30 to $50 with approximately 60 styles per season. Unlisted men’s footwear continues brand penetration through additional door expansion, continuing its strong growth, capitalizing on the large youth consumer base. The line includes casual and dress assortments with a variety of fashion styles to compliment the selection of approximately 50 styles per season. Unlisted men’s footwear appeals to a broader young men’s market with shoes that range at retail price points from $60 to $80.

Bongo

Bongo products are designed for the junior consumer market and are sold through mid-tier department and specialty stores. The brand brings fashion and style at reasonable price points to the junior market and includes children’s and women’s casual and dress shoes each season.

Currently, Bongo footwear includes only women’s and children’s footwear lines. The women’s footwear line has a wide variety of styles for casual, weekend, and special evening events including pumps, boots, and loafers, among others. The price points for the women’s line range from $30 to $50 with approximately 40 styles per season. Children’s price points range from $20 to $30. The brand provides a market that the Company was not previously penetrating with its branded products.

Tribeca

The Company introduced the Tribeca women’s footwear line in 2004. This brand was created for the young, trendier shopper in the department store channel of distribution. The lines include dress and casual styles leaning more toward the casual customer’s expectations. The price points range from $50 to $70.

Business Segments

The Company manages its business through three segments: Wholesale, Consumer Direct and Licensing. During the periods presented below, the percentages of net revenues contributed by the Company’s business segments are as follows:

	Year Ended December 31
	2006	2005	2004
Wholesale	59%	55%	54%
Consumer Direct	33	37	38
Licensing	8	8	8
Total	100%	100%	100%

See Note 7 to the Consolidated Financial Statements for a measure of segment income/loss and total assets.

Wholesale Operations

The Company strives to provide affordable fashion footwear, handbags and accessories with consistent marketing and management support to its wholesale customers. The Company provides this support by producing strong image-driven advertising, offering creative quality products and maintaining adequate inventory levels of new products as well as products included in the Company's open stock program. The Company employs a sales force, as well as corporate account specialists, to sell its products and to manage its relationships with its wholesale customers, whose duties include analyzing and monitoring their selling information. The Company believes its investment in account specialists to support the sales function is essential to the maintenance and growth of its wholesale businesses.

The Company's products are distributed to more than 1,700 wholesale accounts for sale in approximately 6,000 store locations in the United States. The Company markets its branded products to major department stores and chains, such as Dillard Department Stores, Inc., Federated Department Stores (including Macy’s and Bloomingdales) and upscale specialty retailers, including Nieman Marcus and Nordstrom, Inc. In addition, the Company sells out-of-season branded products and overruns through the Company’s Company Stores and to off-price retailers. The Company also sells its products, directly or through distributors or licensees, to customers in various international markets including Canada, Australia, Western Europe, parts of Asia, the Middle East, Latin America and parts of South America and the Caribbean through leasing agreements.

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

Private Label

The Company also designs, develops and sources private label footwear and handbags for selected retailers. These private label customers include major retailers that do not purchase the Company’s brands. The Company’s private label business requires minimal overhead and capital because the Company does not typically incur any costs related to importing, shipping or warehousing of inventory, all of which are usually borne by the private label customer.

Canada

The Company assumed its Canadian footwear operations in 2003 and handbag operations in 2004 after its respective license agreements ended. The operations are managed from its New York City headquarters with a sales staff and third-party distribution center in Canada.

The Company markets its branded products in Canada to independent specialty retailers and large department stores, including Sears Canada, Browns, Townshoe, The Bay, Sterling and Friedmans.  The branded products marketed in Canada include Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted men’s and women’s footwear, as well as Kenneth Cole New York handbags and Kenneth Cole Reaction children’s footwear and handbags.  In 2005, the Company began Canadian distribution of the Tribeca and Bongo footwear brands.

Consumer Direct Operations

Retail Operations

The Company continues to pursue opportunities to enhance and strengthen its retail operations. At December 31, 2006, the Company operated 54 Kenneth Cole New York full-priced retail stores and 40 Company Stores under the Kenneth Cole New York name. In 2006, the Company separated the merchandising and support functions between the Company’s Company Stores and its full-priced retail stores, which may lead to weeding out of unproductive stores. As a result, the Company believes it can initiate more effective business and merchandising practices for these stores. The initial stage of the Company’s plan was to eliminate the use of the Company’s Company Stores as clearance centers and increase the amount specifically made for Company Store. In addition, the Company continues to control inventory levels and is adjusting product mix to incorporate a wider range of price points, and is evaluating its real estate portfolio.

The Company believes its full-priced retail stores develop consumer recognition of its brand names, provide a showcase for its branded products marketed by the Company and its licensees, and enhance the Company’s overall profitability. The Company believes that these stores complement its wholesale business by building brand awareness. The customer is presented with the Company’s core shoe and handbag business with selected key accessory styles. The Kenneth Cole retail stores enable the Company to reach consumers who prefer the environment of a retail store. A portion of the Company's store products are sourced exclusively for such stores to differentiate the product mix of its stores from that of its wholesale customers, while the Company sources made for Company Store product similar to its exclusive sourcing for retail stores, and, thus, differentiates Company Stores from both retail stores and wholesale customers. The Company opened two full-priced retail stores and closed one store in 2006. As the Company evaluates its real estate portfolio, it is reviewing new store locations for the later half of 2007 and looking for opportunities to weed out unproductive stores.

The success of the Company’s new and existing stores will depend on various factors, including the political instability in certain countries in which the Company has a presence, the possibility of additional terrorist attacks, general economic and business conditions affecting consumer spending, the acceptance by consumers of the Company’s retail concepts, the ability of the Company to successfully manage expansion, the ability of the Company to hire and train personnel, the availability of desirable locations, the negotiation of acceptable lease terms for new locations and the expansion of the Company’s management information systems to support the growth of its retail operations, including the implementation of SAP (see Management Information Systems). The Company believes that its retail stores further enhance its image and represent an opportunity for revenue and earnings growth.

 Catalog, Website and Customer Service

The Company produces consumer catalogs and mailers that feature a variety of Kenneth Cole New York and Kenneth Cole Reaction branded products. The catalog order-taking process is performed in-house and the fulfillment is performed by a third-party distribution center in New Jersey.

The Company maintains websites to provide information regarding the Company and its products, as well as to conduct online business. The Company’s websites, www.kennethcole.com and www.kennethcolereaction.com, are regularly enhanced to enable consumers to purchase directly from the Company online. The Company also maintains two toll-free telephone numbers (1-800-KEN-COLE and 1-800-UNLISTED), which provide customer service and answer product-related questions.

The Company currently has a corporate gift program, whereby corporate customers are sold Kenneth Cole items for award and recognition programs. Orders are drop-shipped from the Company’s licensees or its warehouse. The Company believes this is another avenue to enhance customer awareness and strengthen market position of its various brands.

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

The Company continues to elevate the quality, style and price of the Kenneth Cole New York brand through tailored clothing, watches, dress shirts, sportswear and outerwear. This is an important step in further defining Kenneth Cole New York as an accessible premier luxury lifestyle brand. The Company continues to grow the Kenneth Cole Reaction brand across expanding products and markets and elevate the brand throughout the Company’s distribution channels. The Company plans to continue to draw upon Kenneth Cole’s creative strength and the Company’s marketing resources to continue to build brand definition.

The following table summarizes the Company’s product categories under its licensing agreements at the end of 2006:

	Kenneth Cole	Kenneth Cole
Product Category	New York	Reaction	Unlisted

Men’s Tailored Clothing	X	X	X
Men’s Sportswear	X	X
Men’s Neckwear	X	X	X
Men’s Dress Shirts	X	X	X
Men’s Casual Pants	X	X
Men’s Leather & Fabric Outerwear	X	X
Men’s Small Leather Goods	X	X	X
Men’s Belts	X	X	X
Men’s Coldweather	X	X
Men’s Socks	X	X
Women’s Sportswear	X	X
Women’s Small Leather Goods		X	X
Women’s Leather & Fabric Outerwear	X	X
Women’s Scarves & Wraps	X	X
Men’s/Women’s Jewelry	X	X	X
Men’s/Women’s Swimwear	X	X	X
Men’s/Women’s Watches	X	X	X
Men’s/Women’s Optical Frames	X	X
Men’s/Women’s Luggage/Briefcases	X	X
Men’s/Women’s Sunglasses	X	X	X
Men’s/Women’s Fragrances	X	X	X
Men’s/Women’s Sleepwear			X
Children’s Apparel		X	X
Home Collection		X

All of the Company’s licensees are required to contribute to the Company a percentage of their net sales of licensed products, subject to minimum amounts, for the ongoing marketing of the Kenneth Cole brands.

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

The Company’s continued focus on the Asian market included its licensee opening three freestanding stores in Taiwan, as well as shop-in-shops and freestanding stores in the Philippines through the Company’s Philippine licensee. The Company also maintains agreements for the wholesale distribution of handbags, women’s small leather goods, men’s sportswear, and men’s and women’s footwear in Australia. In addition, the Company also expanded into the Israeli market in 2006 with two freestanding stores and six shop-in-shops, while its Gulf Region licensee continued to operate six freestanding stores in 2006 with plans to open four additional stores in 2007.

In North America, the Company, directly and through licensing arrangements, continues to sell and market its products in Canada. The majority of product classifications available domestically are also available in Canada. Currently, the Company maintains direct distribution of its footwear and handbag businesses in Canada and manages this business from its New York City headquarters through its Wholesale segment. The Company’s Latin American licensee agreement covers Latin America, South America and the Caribbean, with the exception of Brazil, Argentina and Uruguay. Currently, the Company’s licensee operates 27 stores in this region. The Company has successfully converted the majority of stores in this region to Kenneth Cole Reaction stores and maintains three Kenneth Cole New York stores in Mexico City.

In Europe, the Company’s licensee operates a store in London and sells footwear, luggage, small leather goods, and handbags to department stores within the United Kingdom. The Company expects to expand into Germany through direct distribution of its footwear and handbag businesses, while continuing to explore opportunities in the European market, as well as new markets throughout the world. It also sells footwear through footwear agents in Greece and Turkey.

The Company realizes the critical role that licensees have on the strategic plan to reposition Kenneth Cole as an accessible luxury brand, and on the growth and development of Kenneth Cole and its diffusion brands; and therefore, the Company takes significant care to strategically align itself with viable business partners around the world. The Company is optimistic about the expansion of its international licensing programs as a means of developing a truly global brand. The Company currently generates approximately 3-4% of its total brand sales internationally, including sales from licensees, and believes it can ultimately achieve a level of 20 to 25%.

Design

Kenneth D. Cole, the Company’s Chairman and Chief Executive Officer, founded the Company in 1982 and its success to date is largely attributable to his design talent, creativity and marketing abilities. Mr. Cole selects designers to join a design team to work with him in the creation and development of new product styles. Members of each design team collaborate with Mr. Cole to create designs that they believe fit the Company's image, reflect current or approaching trends and can be manufactured cost-effectively.

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

In order to reduce the impact of changes in fashion trends on the Company's product sales and to increase the Company's profitability, the Company continuously seeks to develop new core basic product styles that remain fashionable from season to season without significant changes in design or styling. Since these core basic products are seasonless, retailers’ inventories of core basic products tend to be maintained throughout the year and reordered as necessary, primarily through electronic data interchange.

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

The Company sources each of its product lines separately, based on the individual design, styling and quality specifications of such products. The Company primarily sources its products directly or indirectly through manufacturers in Italy, Spain, Brazil and China. However, approximately 46% of total handbag purchases came from two manufacturers in China during the years ended December 31, 2006 and 2005. Approximately 39% and 21% of Kenneth Cole New York and Kenneth Cole Reaction men’s footwear purchases were from one manufacturer in China utilizing many different factories during the years ended December 31, 2006 and December 31, 2005, respectively. In addition, approximately 55% of Kenneth Cole Reaction ladies’ footwear purchases were sourced through two Chinese manufacturers during the year ended December 31, 2006, and 44% were purchased from one Chinese manufacturer during the year ended December 31, 2005. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company’s production needs. Many of these manufacturers, however, subcontract a portion of such purchases to ensure the consistent and timely delivery of quality products. The Company is a significant customer of several of these manufacturers and has established long-standing relationships with them. While the Company believes it has alternative manufacturing sources available to meet its current and future production requirements, there can be no assurance that, in the event the Company is required to change its current manufacturers, alternative suppliers will be available on terms comparable to the Company’s existing arrangements.

In advance of the Fall and Spring selling seasons, the Company works with its manufacturers to develop product prototypes for industry trade shows. During this process, the Company works with the manufacturers to determine production costs, materials, break-even quantities and component requirements for new styles. Based on indications from the trade shows and initial purchasing commitments from wholesalers, the Company places production orders with the manufacturers. In addition, the Company has a program, “test and react,” whereby prototypes are rushed to its specialty retail stores immediately after completion to determine initial consumer reaction. Successful styles, consumer acceptance and demand are used to adjust factory production and line development prior to initial season shipping. As a result of the need to maintain in-stock inventory positions, the Company places manufacturing orders for open stock and certain fashion products prior to receiving firm commitments from its customers. Once an order has been placed, the manufacturing and delivery time ranges from three weeks to four months depending on whether the product is new or is currently in production. Throughout the production process, the Company monitors product quality through inspections at both the factories and upon receipt at its warehouses. To reduce the risk of overstocking, the Company monitors sell-through data on a weekly basis and seeks input on product demand from wholesale customers to adjust production as needed.

Advertising and Marketing

The Company believes that advertising to promote and enhance its brands is an integral part of its long-term growth strategy. The Company believes that its advertising campaigns, which have brought it national recognition for their timely focus on current events and social issues, have resulted in increased sales and consumer awareness of its branded products. The Company’s advertising appears in magazines such as Vogue, Elle, Harper’s Bazaar, GQ, and InStyle, newspapers, and outdoor and other media advertising. The majority of the Company’s licensees are required to contribute to the Company a percentage of their net sales of licensed products, subject to minimums, for the advertising and promotion of the image of the Company’s brands. In addition, the Company believes personal appearances by Kenneth D. Cole further enhance the Company’s brand awareness.

The Company utilizes its in-house staff for marketing, advertising and public relations efforts enabling the Company to maintain the integrity of its brands. The Company occasionally will use advertising firms outside the United States to assist with coordination of an international advertising effort; however, all creative campaigns are designed by the Company’s in-house staff.

In order to continue to strengthen brand awareness of its products and increase sales, the Company is actively involved in development, marketing and merchandising programs for its customers. As part of this effort, the Company utilizes cooperative advertising programs, sales promotions and produces trade show sales tools and consumer catalogs which feature a variety of branded products marketed by the Company and its licensees. As a result of these internal productions, the Company believes that there is a singular focus, strong synergy and consistency in all of the Company’s communications.

An additional aspect of the Company’s marketing efforts is the creation and placement of branded enhancements in key department and specialty store locations. These focus areas create an environment that is consistent with the Company’s image and enables the retailer to display and stock a greater volume of the Company’s products per square foot of retail space. These enhancements are achieved through the placement of fixturing, point of purchase displays and graphics. The Company believes that these in-store enhancements encourage longer-term commitment by retailers to the Company’s products and heighten consumer brand awareness.

Distribution

To facilitate distribution, the Company's products are inspected, bar coded, packed and shipped from manufacturers by ocean or air to the Company’s distribution facilities located in the United States of America and Canada. The Company utilizes fully-integrated information systems and bar code technology to facilitate the receipt, processing and distribution of products through third-party warehouse distribution centers. The products are then shipped to the Company's wholesale and direct customers either in predetermined sizes, in case packs or under its open stock program. The Company's open stock program allows its wholesale customers to reorder, typically via electronic data interchange (“EDI”), core basic styles in a range of colors and sizes as well as many fashion styles, for immediate shipment. While the open stock program requires an increased investment in inventories, the Company believes this program is an important service for its wholesale customers by allowing them to manage inventory levels more effectively. The Company expects that affording customers improved flexibility in ordering specific stock keeping units (“SKUs”) in smaller quantities will ultimately reduce the incidence of markdowns and allowances.

The Company has capitalized on its centralized distribution facilities to provide additional support to its retail store operations on shipments of footwear and handbag products as well as direct shipments to its catalog and Internet customers. The Company’s EDI program is also used to re-supply its retail store on a variety of products, thereby enhancing its service to the Company’s retail operations through improved inventory management and customer response. To facilitate distribution, the Company has third-party public warehouses located on both the East and West Coasts of the United States, as well as in Canada to accommodate merchandise imported from Asia, Europe and South America.

Management Information Systems

The Company believes that sophisticated information systems are essential to the Company's ability to maintain its competitive position and to support continued growth. The Company's management information systems were designed to provide, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution and marketing aspects of the Company's business. The Company continues to update and enhance its distribution and financial systems with newer technology that offers greater functionality and reporting capabilities. The Company also utilizes an EDI system that provides a computer link between the Company and many of its wholesale customers, as well as its retail operations that enable the Company to receive online orders and to accumulate sales information on its products shipped to its wholesale customers, retail stores, catalog and internet customers. The Company's EDI system also improves the efficiency of responding to customer needs and allows both the customer and the Company to monitor purchases, shipments and invoicing. In its retail stores, the Company also uses point-of-sale registers to capture sales data, track inventories and generate EDI replenishment orders.

The Company regularly evaluates the adequacy of its management information systems and upgrades such systems to support its growth. In 2006, the Company signed a software license agreement with SAP America, Inc. (“SAP”) to implement an integrated business platform, using SAP software products, across the Company’s retail and Company Stores. The estimated expenditures related to the SAP retail implementation are expected to be approximately $10 million over the term of the contract. However, any failure by the Company to continue to upgrade its management information systems necessary to support growth or expansion, which could arise either with its internal systems or systems of its third parties, could have a material adverse effect on the Company’s financial condition and its results of operations (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

Competition

Competition in the footwear and handbag industries is intense and these product classifications are subject to rapidly changing consumer demands. The Company competes with numerous designers, brands and manufacturers of footwear, handbags, apparel and accessories, some of which may be larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than the Company. The Company also competes for the limited shelf-space available for the display of its products to consumers, and the Company’s licensed apparel and accessories also compete with a substantial number of designer and non-designer brands. Moreover, the general availability of contract manufacturing capacity allows access by new market entrants. The Company believes the success of its business depends on its ability to stimulate and respond to changing consumer preferences by producing innovative and attractive products, brands and marketing, while remaining competitive in quality and price.

Foreign Operations

The Company's business is subject to the risks of doing business abroad, such as fluctuations in currency exchange rates, local market conditions, labor unrest, political instability, actions of a public enemy, military or other government intervention, priorities, restrictions or allocations and the imposition of additional regulations relating to imports, including quotas, duties or taxes and other charges on imports. There can be no assurance that these factors will not have a material adverse effect on the Company’s operations in the future.

In order to reduce the risk of exchange rate fluctuations, the Company routinely enters into forward exchange contracts to protect the future purchase price of inventory denominated in Euro. These Euro forward exchange contracts are used to reduce the Company’s exposure to changes in foreign exchange rates and are not held for the purpose of trading or speculation (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

Seasonality

The Company’s products are marketed primarily for Fall and Spring seasons, with slightly higher volume of wholesale products sold during the first and third quarters. The Company’s retail business follows the general seasonal trends that are characteristic of the retail industry: sales and earnings are highest in the fourth quarter and weakest in the first quarter. Because the timing of wholesale shipments of products for any season may vary from year to year, the results for any one quarter may not be indicative of the results for the full year.

Customers

The Company’s department store customers include major United States retailers, several of which are under common ownership. In 2006 and 2005, the Company had no customer or group under common ownership account for more than 10% of consolidated sales. The Company’s ten largest customers represented 43.9% and 39.2% of the Company’s net sales for the years ended December 31, 2006 and 2005, respectively. While the Company believes that purchasing decisions have generally been made independently by each division within a department store group, there is a trend among department store groups toward centralized purchasing decisions of their divisions.

Backlog

The Company had unfilled wholesale customer orders of $77.3 million and $73.7 million at February 27, 2007 and February 28, 2006, respectively. The Company’s backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of its core basic products through the Company's open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

Sales Returns and Allowances

The Company’s ability to collect factor chargebacks for deductions taken by its customers for returns, discounts, and allowances as well as potential future customer deductions is significant to its operations. The Company reserves against known chargebacks as well as potential future customer deductions based on a combination of historical activity and current market conditions. Actual results may differ from these estimates under different assumptions or conditions, which may have a significant impact on the Company’s results.

Employees

At December 31, 2006, the Company had approximately 1,900 employees (which includes 1,000 part-time employees), none of whom are covered under a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory. The Company had a collective bargaining agreement, which expired in April 2004, at which time it outsourced its distribution operation and closed its New Jersey distribution center. Prior to that, the Company utilized a local affiliate of the International Leather Goods, Plastics, Handbags and Novelty Workers’ Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union. In connection with this transition in 2004, the Company incurred approximately $1.1 million in aggregate costs, including severance, the write-off of unamortized leasehold improvements and moving costs during 2004. These costs were expensed as incurred in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activity" within the Selling, general and administrative expenses caption on the face of the Consolidated Statement of Income.

Directors and Executive Officers

Name	Age	Present Position
Kenneth D. Cole	52	Chief Executive Officer, Chairman of the Board of Directors
Joel Newman	65	Vice Chairman and Chief Operating Officer
David P. Edelman	45	Chief Financial Officer
Michael F. Colosi	41	Corporate Vice President and General Counsel and Secretary
Doug Jakubowski	43	President, Kenneth Cole Reaction Brand
Joshua Schulman	35	President, Kenneth Cole New York Brand
Michael DeVirgilio	38	Executive Vice President, Business Development
Richard S. Olicker	49	Executive Vice President, Wholesale
Kyle Andrew	40	Senior Vice President, Marketing and Advertising
Harry Kubetz	53	Senior Vice President, Operations
Henrik Madsen	40	Senior Vice President, International Operations
Linda Nash Merker	50	Senior Vice President, Human Resources
Martin E. Franklin	42	Director
Robert C. Grayson	62	Director
Denis F. Kelly	57	Director
Philip R. Peller	67	Director

Kenneth D. Cole has served as the Company’s Chief Executive Officer and Chairman of the Board since its inception in 1982 and was also President until February 2002. Mr. Cole was a founder, and from 1976 through 1982, a senior executive of El Greco, Inc., a shoe manufacturing and design company which manufactured Candies women's shoes. Mr. Cole is the Chairman of the Board of Directors of the American Foundation for AIDS Research (''AmFAR''). In addition, he is on the Board of Trustees of the Sundance Institute and the Council of Fashion Designers of America. Mr. Cole is also a Director and President of nearly all of the wholly-owned subsidiaries of the Company.

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

David P. Edelman was appointed as the Chief Financial Officer in July 2004. He joined the Company in January 1995 and served as the Company’s Senior Vice President of Finance since April 2000. Before joining the Company, Mr. Edelman was Chief Financial Officer of a women’s suit wholesaler, and he was employed 10 years as a CPA with Ernst & Young in various specialty groups including E&Y’s National Consulting Office and its Retail and Apparel Audit Group. Mr. Edelman serves on the Board of Directors of the American Apparel and Footwear Association.

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

Doug Jakubowski has served as President of the Kenneth Cole Reaction brand since November 2006. He preveiously served as Senior Vice President of Reaction from July 2005.  Prior to joining the Company, Mr.  Jakubowski served as President of Perry Ellis Menswear from 2003 to 2005. From 1997 to 2003, he served as Executive Vice President of Merchandising and Design for Perry Ellis Sportswear.  Prior to joining Perry Ellis, Mr. Jakubowski held the positions of Vice President of Sales and Marketing at International News, and Director of Marketing and Sales at Koral Industries.

Joshua Schulman joined the Company as President of the Kenneth Cole New York brand in October 2006. He previously served at Gap Inc. where he concurrently held two roles as Managing Director/International Strategic Alliances for Gap Inc. and Senior Vice President/International Product Development and Merchandising for Gap Brand. Prior to serving at the Gap Inc., Mr. Schulman spent seven years at Gucci Group, first as Worldwide Director/Women's Ready to Wear for the Gucci brand and then as Executive Vice President/ Worldwide Merchandising and Wholesale for the Yves Saint Laurent brand.

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

Richard S. Olicker joined the Company as President of the Wholesale Division and Executive Vice President of the Corporation in January 2006. Mr. Olicker was previously employed by Steven Madden, Ltd. where he held the position of President since 2001 and was responsible for seven independently operating wholesale footwear divisions, including Steve Madden, Stevies, l.e.i., and Candie’s.  Mr. Olicker also had visibility of the operation of the retail, licensing, Internet and international divisions. Prior to this, Mr. Olicker co-founded Aerogroup International, Inc. (Aerosoles), the footwear import and marketing firm, and previously also served as General Counsel and Licensing Business Director at El Greco Inc. - Candie’s.

Kyle Andrew joined the Company in February 2007 as Senior Vice President of Marketing and Advertising. Ms. Andrew previously served as the Vice President of Marketing at Gap Brand, and was responsible for all Brand Communications and Creative. In this capacity, Ms. Andrew oversaw all advertising, media, public relations, promotions, buzz marketing, events, packaging and in-store creative for Gap, Baby Gap, Gap Kids, and Gap Body. Prior to working at Gap Inc., Kyle worked on the agency side at various companies, including Arnell Group, Toth and Select Communications.

Harry Kubetz has served as Senior Vice President of Operations since joining the Company in April 1996. Mr. Kubetz was President of “No Fear” Footwear, Inc. from 1994 until 1996. From 1992 until 1994, Mr. Kubetz was Executive Vice President of Asco General Supplies, a wholly owned subsidiary of Pentland, PLC.

Henrik Madsen joined the Company as Senior Vice President and General Manager of International Operations in January 2006. Prior to joining the Company, Mr. Madsen served as Chief Executive Officer and President of Kasper Europe Ltd., a subsidiary of Jones Apparel Group. Mr. Madsen has over 14 years of experience in the international fashion industry, including senior management roles under the IPI Spa. (Prada Group) and French Connection Ltd.

Linda Nash Merker joined the Company as Senior Vice President of Human Resources in May of 2004. Previously, she served as Senior Vice President of Human Resources at Perry Ellis from January 2002 to November 2003, and Senior Vice President of Human Resources at Loehmann’s from 1994 until 2000. While at Macy’s East from 1987 until 1994, Ms. Merker also held various positions, the last of which was Vice President of Human Resources - Merchandise Recruitment and Development.

Martin E. Franklin has served as the Chairman and Chief Executive Officer of Jarden Corporation since September 2001. He also serves as the Chairman of Freedom Acquisition Holdings, Inc. since December 2006. Prior to this, Mr. Franklin served as Executive Chairman of Bolle Inc. from July 1997 to February 2000. He also held the position of Chairman and CEO of Lumen Technologies, Inc. from May 1996 to December 1998, and its predecessor, Benson Eyecare Corporation, from October 1992 to May 1996. Mr. Franklin is currently a member of the Board of Directors of the Jewish Theological Seminary of America and One Family Fund, and various other charitable organizations.

Robert C. Grayson is a partner in Berglass-Grayson, a management consulting and executive search firm. From 1992 to 1996, Mr. Grayson served initially as an outside consultant to Tommy Hilfiger Corp., a wholesaler and retailer of men’s sportswear and boyswear, and later accepted titles of Chairman of Tommy Hilfiger Retail, Inc. and Vice Chairman of Tommy Hilfiger Corp. From 1970 to 1992, Mr. Grayson served in various capacities for Limited Inc., including President and CEO of Lerner New York from 1985 to 1992, and President and CEO of Limited Stores from 1982 to 1985. He also serves as a director of Ann Taylor Corporation, Lillian August Inc., Urban Brands, and Know Fat.

Denis F. Kelly is a Managing Partner of Scura, Rise & Partners, LLC as well as Chairman of Ashburn Hill Corp, a manufacturer of fire resistant (FR) garments. From July 1993 to December 2000, Mr. Kelly was the head of the Mergers and Acquisitions Department at Prudential Securities Incorporated. From 1991 to 1993, Mr. Kelly was President of Denbrook Capital Corp., a merchant-banking firm. Mr. Kelly was at Merrill Lynch from 1980 to 1991, where he served as Managing Director, Mergers & Acquisitions from 1984 to 1986, and then as a Managing Director, Merchant Banking, from 1986 to 1991. Mr. Kelly is a director of MSC Industrial Direct, Inc.

Philip R. Peller was employed by Arthur Andersen LLP for 39 years. Prior to his retirement from Arthur Andersen in 1999, he served as Managing Partner of Practice Protection and Partner Matters for Andersen Worldwide SC, the coordinating entity for the activities of Arthur Andersen and Andersen Consulting, from 1996 to 1999. Prior to that appointment, Mr. Peller served as the Managing Director - Quality, Risk Management and Professional Competence for the worldwide audit practice. Mr. Peller joined Arthur Andersen in 1960 and was promoted to Audit Partner in 1970. Mr. Peller is a Certified Public Accountant. Mr. Peller is currently a member of the Board of Directors and Chair of the Audit Committee of MSC Industrial Direct Co., Inc. and of a privately-owned insurance company and serves as a consultant to other companies.

Available Information

The Company files its annual, quarterly and current reports and other information with the Securities and Exchange Commission. The Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to the annual and quarterly reports on Form 10-K and Form 10-Q, respectively. In addition, the Company has provided the annual certification to the New York Stock Exchange. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge in the “Investor” section under the subheading of “About Us” on the Company’s website www.kennethcole.com. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding the Company, which is available at http://www.sec.gov.

In addition, the Company’s website, www.kennethcole.com, will include, free of charge, items related to corporate governance matters, including our Corporate Governance Guidelines, charters of various committees of our Board of Directors and our Code of Business Conduct and Ethics applicable to our employees, officers and directors. A printed copy of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is available without charge by sending a written request to: Investor Relations, Kenneth Cole Productions, Inc., 400 Plaza Drive, Secaucus, NJ 07094.

Item 1A. Risk Factors

The Company operates in a changing environment that involves numerous known risks and uncertainties that could materially adversely affect its operations. The risks described below highlight some of the factors that have affected and in the future could affect the Company’s operations. Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also affect business operations. If any of the events or circumstances described below actually occurs, the Company’s business, financial condition or results of operations could be materially adversely impacted.

The Company may not be able to respond to changing fashion and consumer demands in a timely manner.

The footwear, apparel and accessory industries are subject to changing consumer demands and fashion trends. The Company believes that its success depends in large part upon its ability to identify and interpret fashion trends and to anticipate and respond to such trends in a timely manner. The Company has generally been successful in this regard but there can be no assurance that the Company will be able to continue to meet changing consumer demands or to develop successful styles in the future. If the Company misjudges the market for a particular product or product line, it may result in an increased inventory of unsold and outdated finished goods, which may have an adverse effect on the Company’s financial condition and results of operations. In addition, any failure by the Company to identify or respond to changing demands and trends could, in the long term, adversely affect consumer acceptance of the Company’s brand names, which may have an adverse effect on the Company’s business and prospects.

The Company intends to market additional lines of footwear, apparel and fashion accessories in the future. As is typical with new products, demand and market acceptance for any new products introduce by the Company will be subject to uncertainty. Achieving market acceptance for each of these products may require substantial marketing efforts and the expenditure of significant funds to create customer demand. There can be no assurance that the Company’s marketing effort will successfully generate sales or that the Company will have the funds necessary to undertake such an effort.

The Company’s sales are influenced by general economic cycles.

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

Competition in the footwear, apparel and accessory industries is intense. The Company’s products compete with other branded products within their product categories as well as with private label products sold by retailers, including some of the Company’s customers. In varying degrees, depending on the product category involved, the Company competes on the basis of style, price, quality, comfort and brand prestige and recognition, among other considerations. The Company also competes with numerous manufacturers, importers and distributors of footwear, apparel and accessories for the limited shelf-space available for the display of such product to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Some of the Company’s competitors are larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than the Company.

The loss of any of the Company’s largest customers could have a material adverse effect on its financial results.

Although currently no customer comprises more than ten percent of the Company’s customer base, should one of its larger customers be negatively impacted, it could adversely affect the Company’s business. In recent years the retail industry has experienced consolidation and other ownership changes.

In the future, retailers may have financial problems or consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could further increase the concentration of the Company’s customers. The loss of any of the Company’s largest customers, or the bankruptcy or material financial difficulty of any customer, could have a material adverse effect on its business. The Company does not have long-term contracts with any of its customers, and sales to customers generally occur on an order-by-order basis. As a result, customers can terminate their relationships with the Company at any time or under certain circumstances cancel or delay orders which could reduce our sales and adversely affect its business condition.

The success of the Company’s business depends on its ability to attract and retain key employees.

The Company is heavily dependent on its current executive officers and management. The loss of any of its executive officers or management, including but not limited to, Kenneth Cole, or the inability to attract and retain qualified personnel could delay the development and introduction of new products, harm our ability to sell products, damage the image of its brands and/or prevent the Company from executing its business strategy.

Imposition of quotas and fluctuations in exchange rates could increase the Company’s costs and impact its ability to source goods.

The Company’s business is subject to risks of doing business abroad, including, but not limited to, fluctuations in exchange rates and the imposition of additional regulations relating to imports, including quotas, duties, taxes and other charges on imports.

In order to reduce the risk of exchange rate fluctuations, the Company often enters into forward exchange contracts to protect the purchase price under its agreements with its manufacturers or purchases products in United States dollars. The Company cannot fully anticipate all of its currency needs and, therefore, cannot fully protect against the effect of such fluctuations.

Although the majority of the goods sold by the Company are not currently subject to quotas, countries in which the Company’s products are manufactured may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products and the United States may impose new duties, tariffs and other restrictions on imported products, any of which could adversely affect the Company’s operations and its ability to import its products at the Company’s current or increase quantity levels. Other restrictions on the importation of footwear and the Company’s other products are periodically considered by the United States Congress and no assurances can be given that tariffs or duties on the Company’s goods may not be raised. If tariffs are raised in the future, they will result in higher costs to the Company, and if import quotas are imposed or made more restrictive, the Company may not be able to source its goods at historical factories or at similar prices.

The voting shares of the Company’s stock are concentrated in one majority shareholder.

Currently, Kenneth D. Cole owns approximately 87% of the voting power and approximately 42% of the outstanding common stock of the Company. As a result, Mr. Cole has the ability to control (i) the election of all of the Company’s directors other than the directors who will be elected by the holders of Class A Common Stock, voting separately as a class, and (ii) the results of all other shareholder votes. Mr. Cole’s interests may differ from the interests of the other stockholders.

War and acts of terrorism could affect the Company’s ability to procure, sell and deliver product.

In the event of war or acts of terrorism or the escalation of existing hostilities, or if any are threatened, the Company’s ability to procure its products from its manufacturers for sale to its customers may be negatively affected. The Company imports a substantial portion of its products from other countries. If it becomes difficult or impossible to import the Company’s products into the countries in which it sell its products, the Company’s sales and profit margins may be adversely affected. Additionally, war, military responses to future international conflicts and possible future terrorist attacks may lead to a downturn in the U.S. and/or international economies, which could have a material adverse effect on the Company’s results of operations.

The Company’s business is subject to risks associated with sourcing outside the United States.

Substantially all of the Company’s apparel products are produced by independent manufacturers. The Company faces the risk that these third-party manufacturers with whom it contracts to produce its products may not produce and deliver its products on a timely basis, or at all. The Company cannot be certain that it will not experience operational difficulties with its manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, and failures to meet production deadlines or increases in manufacturing costs. The failure of any manufacturer to perform to the Company’s expectations could result in supply shortages for certain products and harm its business.

In addition, the Company’s foreign manufactures may be adversely effected by addition factors such as: political instability in countries where contractors and suppliers are located; imposition of regulations and quotas relating to imports; imposition of duties, taxes and other charges on imports; significant fluctuation of the value of the dollar against foreign currencies; and restrictions on the transfer of funds to or from foreign countries.

The capacity of the Company’s manufacturers to manufacture its products also is dependent, in part, upon the availability of raw materials. The Company’s manufacturers may experience shortages of raw materials, which could result in delays in deliveries of its products by its manufacturers or in increased costs to the Company. Any shortage of raw materials or inability of a manufacturer to manufacture or ship its products in a timely manner, or at all, could impair the Company’s ability to ship orders of its products in a cost-efficient, timely manner and could cause the Company to miss the delivery requirements of its customers. As a result, the Company could experience cancellations of orders, refusals to accept deliveries or reductions in its prices and margins, any of which could harm the Company’s financial performance and results of operations.

The Company relies on licensees for revenues, supply of products and compliance with Company standards.

The Company licenses its trademarks to third parties for manufacturing, marketing, distribution and sale of various products and intend to expand its licensing programs. While the Company enters into comprehensive licensing agreements with its licensees covering product design, product quality, sourcing, manufacturing, marketing and other requirements, its licensees may not comply fully with those agreements. Non-compliance could include marketing products under the Company’s brand names that do not meet its quality and other requirements or engaging in manufacturing practices that do not meet the Company’s supplier code of conduct. These activities could harm the Company’s brand equity, its reputation and its business.

In addition, the Company’s results could be affected by the results of its licensees or distributors, or the transition of any of its licensing catagories in-house. The financial difficulties of any of its partners or their failure to produce and deliver acceptable product could have an adverse impact on the Company’s business in the future. In the event of a business failure of any such partner or of the breakdown of the Company’s relationship with any domestic or foreign partner, there is no guarantee that the Company could replace such business.

The Company intends to assume greater control over sportswear collections

As previously announced, the Company has reached agreement to end its license agreement for Kenneth Cole New York and Kenneth Cole Reaction men’s sportswear and Kenneth Cole New York women’s sportswear. The Company is creating a wholesale apparel division to design source and market these products, though the Company is also simultaneously considering proposals to enter into a strategic licensing agreement or similar venture with a new partner or partners for all or some of these products. In addition to all of the risk factors listed in this section, the new wholesale apparel division will be a new business for the Company subject to all the associated risks of a new business, including but not limited to, startup development costs incurred in advance of sales commencing, inability to attract and retain employees with sufficient expertise to manage these new clasifications, inexperience of existing management with direct control of the business. New product classifications may require different methods of operations than those used in the past and may involve different customers or competitors, possible difficulties, delays or costs in integrating these lines into the business, operations, personnel or systems of the Company in ways not currently anticipated by Company management; and projected sales, margins and profits may not be realized.

Failure to anticipate and maintain proper inventory levels could have an adverse financial effect on the Company’s business.

The Company maintains an inventory of selected products that it anticipates will be in high demand. The Company may be unable to sell the products it ordered in advance from manufacturers or that it has in its inventory. Inventory levels in excess of customer demand may result in inventory write-downs or the sale of excess inventory at discounted or closeout prices. These events could significantly harm the Company’s operating results and impair the image of the Company’s brands. Conversely, if the Company underestimates consumer demand for its products or if manufacturers fail to supply quality products in a timely manner, the Company may experience inventory shortages, which may result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost revenues.

The Company relies on third parties for distribution and warehousing.

The Company relies on warehousing and distribution facilities in California and New Jersey. Any events at either of these facilities due to fire, earthquake, flood, terrorist attack or any other natural or manmade cause, including operational or financial hardship of the provider or its capacity, could damage a portion of the Company’s inventory or impair its ability to use its warehousing and distribution facilities.

Outcomes of litigation or changes in regulatory control could impact the Company’s financial condition.

From time to time, the Company may be a party to lawsuits and regulatory actions relating to its business. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on the Company’s business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require that the Company devotes substantial resources to defend itself. Further, changes in government regulations both in the United States and in the countries in which the Company operates could have adverse affects on its business and subject it to additional regulatory actions.

The loss or infringement of the Company’s trademarks and other proprietary rights could have a material adverse effect on its operations.

The Company believes that its trademarks and other proprietary rights are important to its success and competitive position. Accordingly, the Company devotes substantial resources to the establishment and protection of its trademarks on a worldwide basis. There can be no assurances that such actions taken to establish and protect the Company’s trademarks and other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company’s products as violative of their trademarks and proprietary rights. Moreover, there can be no assurances that others will not assert rights in, or ownership of, the Company’s trademarks and other proprietary rights or that the Company will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Any litigation regarding our trademarks could be time consuming and costly, and the loss of such trademarks and other proprietary rights, or the loss of the exclusive use of such trademarks and other proprietary rights could have a material adverse effect on the Company’s operations.

Implementation of management information systems may impact the Company’s financial results.

During 2007, the Company will continue to implement the SAP information management software in its retail operations and consider further expansion as an entity-wide integrated system solution. The implementation of such software could be delayed and the Company may encounter computer and operational complications in connection with such implementation that could have a material adverse effect on its business, financial condition or results of operations. Difficulties migrating existing systems to the new software could impact its ability to design, produce and ship its products on a timely basis.

Seasonality of the Company’s business and the timing of new store openings could result in fluctuations in its financial performance.

The Company’s business is subject to seasonal fluctuations. Historically, fourth quarter’s sales are typically higher due to holiday business. Therefore, results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results have been, and in the future will continue to be, significantly impacted by the timing of new store openings and their respective pre-opening costs.

Adverse publicity could negatively affect public perception of the brand.

The Company’s results could be substantially affected by adverse publicity resulting from its products or its advertising.

Expiration of leases could result in fluctuations in the Company’s financial performance.

As retail store leases expire, the Company may not be able to renew them on acceptable terms or secure suitable replacement locations. While the Company continues to explore new markets and is always evaluating new potential, some stores may close, and this may have an adverse impact on the financial operations of the Company’s Consumer Direct Division.

The Company’s expectations of growth anticipate new store openings which are subject to many factors beyond its control.

Future growth in sales and profits in the Company’s Consumer Direct division will depend to some extent on its ability to increase the number of stores. The lease negotiation and development timeframes vary from location to location and can be subject to unforeseen delays. The number and timing of new stores actually opened during any given period, and their associated contribution to net income for the period, will depend on a number of factors including, but not limited, to: (1) the identification and availability of suitable locations and leases; (2) the availability of suitable financing to the Company and its landlords; (3) the timing of the delivery of the leased premises to the Company from its landlords in order to commence build-out construction activities; (4) the Company’s ability and its landlords’ ability to obtain all necessary governmental licenses and permits to construct and operate its stores on a timely basis; (5) the Company’s ability to manage the construction and development costs of new stores, and the availability and/or cost of raw materials; (6) the rectification of any unforeseen engineering or environmental problems with the leased premises; (7) adverse weather during the construction period; and (8) the hiring and training of qualified operating personnel in the local market. Any of the above factors could have a material adverse impact on the Company’s financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In June 2006, the Company finalized the purchase of its corporate headquarters building, for a purchase price of approximately $24 million. The Company currently occupies 119,500 square feet and is located at 603 West 50th Street, New York, New York. The Company held a lease for its former executive offices and showrooms, which expired in December 2006, and was under a subtenant lease agreement, which also expired in December 2006.

In 2004, the Company entered into a new 10-year lease for 51,000 square feet of office space in Secaucus, New Jersey for its administrative offices and completed the move in June 2004. The former distribution facility was moved to a third-party public warehouse and distribution center in New Jersey. In addition, the Company also leases a 23,500 square foot facility in Secaucus used for Company Store space as well as an additional distribution warehousing facility. The Company also has a technical and administrative office in Florence, Italy, and the Company opened a similar office in China in 2005. The Company does not own or operate any manufacturing facilities.

As of December 31, 2006, the Company leased space for all of its 54 full-priced retail stores (aggregating approximately 253,000 square feet) and 40 Company Stores (aggregating approximately 204,000 square feet). Generally, the leases provide for an initial term of five to ten years and certain leases provide for renewal options permitting the Company to extend the term thereafter.

Item 3. Legal Proceedings

In April 2005, a purported class action lawsuit was filed against the Company in the Superior Court of California for the County of San Diego.  The individual plaintiff was a floor supervisor in one of the Company’s retail stores who purported to bring suit on behalf of himself and other similarly situated current and former floor supervisors.  Among other claims, the plaintiff alleged that he and other floor supervisors worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law.  The lawsuit sought damages, penalties, restitution, equitable relief, interest and attorneys’ fees and costs.  In September 2006, counsel for the plaintiffs agreed to dismiss the purported class action.  In October 2006, the individual plaintiff and the Company executed a settlement agreement, for a nominal amount, for his individual claims and the Court entered final judgment in the case, which settlement included Plaintiff’s attorneys’ fees as well as court costs. All amounts due under the final judgment have now been paid and the period for any appeal has now been exhausted. The settlement did not have a material impact on the Company’s financial statements.

In September 2004, a purported class action lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles.  The individual plaintiffs were current or former store managers or assistant managers who brought a suit on behalf of themselves and other similarly situated store managers and assistant managers.  Among other claims, the plaintiffs alleged that they worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law.  The lawsuit sought damages, penalties, restitution, reclassification and attorneys’ fees and costs.  In January 2006, the Company reached an agreement in principle to settle the matter, and the parties filed a fully executed Stipulation of Class Settlement and Release.  In June 2006, the Court entered final judgment in the case, which settlement included the plaintiffs’ attorneys’ fees as well as court and claims administration costs.  All amounts due under the final judgment have now been paid and the period for any appeal has now been exhausted.  The settlement did not have a material impact on the Company’s financial statements.

In July 2006, an Italian footwear manufacturer served the Company with a complaint claiming that the Company is selling certain styles of footwear that infringe on its patents.  The complaint seeks unspecified monetary relief and an injunction to prohibit the Company from selling allegedly infringing shoes.  In December 2006, the Company entered into a settlement agreement which resulted in an order from the Federal Court of the Southern District of New York for dismissal on January 17, 2007. The settlement did not have a material impact on the Company’s financial statements.

The Company is, from time to time, a party to other litigation that arises in the normal course of its business operations.  The Company is not presently a party to any other litigation that it believes might have a material adverse effect on its business operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Class A Common Stock is listed and traded (trading symbol: KCP) on the New York Stock Exchange (“NYSE”). On February 23, 2007 the closing sale price for the Class A Common Stock was $23.95. The following table sets forth the high and low closing sale prices for the Class A Common Stock for each quarterly period for 2006 and 2005, as reported on the NYSE Composite Tape:

2006:	High	Low

First Quarter	28.52	25.47
Second Quarter	28.56	22.33
Third Quarter	25.52	22.07
Fourth Quarter	26.60	22.97

2005:	High	Low

First Quarter	31.30	25.90
Second Quarter	32.32	28.09
Third Quarter	35.29	26.30
Fourth Quarter	29.60	23.81

The number of shareholders of record of the Company’s Class A Common Stock on February 23, 2007 was 74.

There were 8 holders of record of the Company’s Class B Common Stock on February 23, 2007. There is no established public trading market for the Company’s Class B Common Stock.

The Company did not repurchase any shares of its own stock during the fourth quarter of 2006.

Dividend Policy

The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend, among other things, upon, future earnings, operations, capital requirements, proposed tax legislation, the financial condition of the Company and general business conditions.

The Company established a quarterly dividend policy in 2003 and made the following dividend payments to shareholders on record as of the close of business on the dates noted during the fiscal years ended December 31, 2006 and December 31, 2005:

$0.18 per share	November 22, 2006
$0.18 per share	August 25, 2006
$0.18 per share	May 23, 2006
$0.18 per share	March 9, 2006
$0.18 per share	November 23, 2005
$0.16 per share	August 25, 2005
$0.16 per share	May 24, 2005
$0.16 per share	March 9, 2005

On February 21, 2007, the Board of Directors declared a quarterly cash dividend of $0.18 per share, payable on March 23, 2007, to shareholders of record at the close of business on March 8, 2007.

The Company had the following securities authorized for issuance under equity compensation plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securitie reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,118,885	$23.60	1,314,881
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Class A Common Stock during the period beginning on December 31, 2001 and ending on December 31, 2006 with the cumulative total return on the Standard & Poor's 500 Composite Index and the Standard & Poor’s Footwear Index. The comparison assumes that $100 was invested on December 31, 2001 in the Class A Common Stock in the foregoing indices and assumes the reinvestment of dividends.

Item 6. Selected Financial Data

The following selected financial data has been derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report and in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7.

(Amounts, except for per share amounts, are in thousands.)

	2006	2005	2004	2003	2002
Income Statement Data:
Net sales	$492,282	$474,060	$473,438	$430,101	$404,336
Royalty revenue	44,217	43,983	42,763	38,252	28,713
Net revenue	536,499	518,043	516,201	468,353	433,049
Cost of goods sold	304,672	283,727	284,817	258,457	235,255
Gross profit (2)	231,827	234,316	231,384	209,896	197,794
Selling and general administrative expenses (1)	194,718	188,953	174,519	157,824	152,618
Impairment of long-lived assets	121	--	448	1,153	4,446
Operating income	36,988	45,363	56,417	50,919	40,730
Interest and other income, net	4,875	4,151	1,411	825	1,102
Income before provision for income taxes	41,863	49,514	57,828	51,744	41,832
Provision for income taxes.	15,098	15,988	21,976	19,145	15,687
Net income	26,765	33,526	35,852	32,599	26,145
Earnings per share:
Basic	$1.34	$1.69	$1.79	$1.66	$1.33
Diluted	$1.31	$1.65	$1.74	$1.59	$1.27
Weighted-average shares outstanding:
Basic	20,046	19,888	20,050	19,609	19,643
Diluted	20,396	20,318	20,652	20,486	20,590
Cash dividends per share	$0.72	$0.66	$0.52	$0.17	--

	2006	2005	2004	2003	2002

Balance Sheet Data:
Working capital	$169,862	$187,106	$173,007	$154,161	$124,103
Cash	105,441	63,747	80,014	111,102	91,549
Marketable Securities	12,250	66,400	40,000	--	--
Inventory	46,274	45,465	47,166	44,851	43,724
Total assets	361,113	340,671	304,587	273,841	240,317
Total debt, including curren maturities	--	3,000	--	--	171
Total shareholders' equity	257,676	244,660	216,528	196,334	164,902

_________________

(1)	Includes warehousing and receiving expenses.
(2)
Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto that appear elsewhere in this Annual Report.

Overview

Kenneth Cole Productions, Inc. designs, sources and markets a broad range of fashion footwear and handbags and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, Bongo, and Tribeca brand names. The Company’s products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a contemporary lifestyle uniquely associated with Kenneth Cole.

The Company markets its products to more than 6,000 department and specialty store locations, as well as through its Consumer Direct business, which includes an expanding base of retail and Company Stores, consumer catalogs and interactive websites, including online e-commerce.

The popularity of the Kenneth Cole brand names among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements and offers through these agreements a lifestyle collection of men’s product categories including tailored clothing, dress shirts, dress pants, sportswear, neckwear, briefcases, portfolios, jewelry, fragrance, belts, leather and fabric outerwear, swimwear, sunglasses, prescription eyewear, watches, fragrance, swimwear, luggage, hosiery and small leather goods. Women’s product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, prescription eyewear, watches, jewelry, fragrance, swimwear, and luggage. In addition, the Company licenses boys’ and girls’ apparel, as well as housewares, under the Kenneth Cole Reaction brand, as well as the Unlisted brand in certain categories.

The Company recorded record revenues of $536.5 million for the year ended December 31, 2006. Diluted earnings per share decreased to $1.31 from $1.65 year over year. The Company’s revenues for the year have increased over the prior year, primarily due to the Company’s strength in its wholesale operations, and continued success in a variety of licensed product classifications. The Company’s Balance Sheet is strong with $117.7 million in cash and cash equivalents and marketable securities and remains free of debt. In addition, the Company entered into a five-year $100 million committed revolving credit facility and the Company expects to continue its quarterly cash dividend, currently set at $0.18. The Company continues to focus on designing and delivering high quality, fashionable products, creating efficient and compelling retail environments, and continuing to develop its partnerships with its licensees to ensure brand quality and distribution integrity.

Critical Accounting Policies and Estimates

General

The Company’s management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, income taxes, financing operations, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Sales Returns and Allowances

The Company’s ability to collect factor chargebacks for deductions taken by its customers for returns, discounts, and allowances as well as potential future customer deductions is significant to its operations. The Company reserves against known chargebacks as well as potential future customer deductions based on a combination of historical activity and current market conditions. Actual results may differ from these estimates under different assumptions or conditions, which may have a significant impact on the Company’s results.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, as well as royalties and advertising revenues from its licensing partners. These customers include non-factored accounts and credit card receivables from third-party service providers. If the financial conditions of these customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment of Long-Lived Assets

The Company performs a review of its long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

Income Taxes

The Company’s income taxes are routinely under audit by federal, state, or local authorities. These audits include questioning of the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on its annual evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures. To the extent the Company is required to pay amounts in excess of recorded income tax liabilities, the Company’s effective tax rate in a given financial statement period could be materially impacted.

Litigation

The Company is periodically involved in various legal actions arising in the normal course of business. Management is required to assess the probability of any adverse judgements as well as the potential range of any losses. Management determines the required accruals after a careful review of the facts of each significant legal action. The Company’s accruals may change in the future due to new developments in these matters.

Contingencies

In the ordinary course of business, the Company is involved in and subject to compliance and regulatory reviews and audits by numerous authorities, agencies and other governmental agents and entities from various jurisdictions. The Company is required to assess the likelihood of any adverse outcomes of these matters. A determination of the amount of reserves required, if any, for these reviews is made after careful analysis of each individual issue. The reserves may change in the future due to new developments or final resolution in each matter, which may have a significant impact on the Company’s results.

Stock-based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-based Payment” (“SFAS 123R”) on January 1, 2006 using the modified prospective method. SFAS 123R supersedes APB Opinion No. 25 and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company measures the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognizes this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The Company uses the Black-Scholes model to assess the fair value of share-based payments and amortizes this cost over the service period. In addition, stock compensation expense is reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates and by employee classification. Estimated forfeitures are reassessed on a quarterly basis and may change based on new facts and circumstances.

New Accounting and Tax Pronouncements

In 2004, Internal Revenue Code Section 965 was enacted, as part of the American Jobs Creation Act. This is a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate provided that specified conditions and restrictions are satisfied. In addition, FASB Staff Position FAS 109-2 was issued to provide accounting and disclosure guidance relating to the repatriation provision. In 2005, the Company’s Board of Directors approved and adopted a repatriation plan and, as such, the Company repatriated $12.5 million of unremitted foreign earnings, which resulted in a tax benefit of approximately $3.0 million for the year ended December 31, 2005, as a result of the Company providing for taxes for the foreign earnings at the prior statutory rate.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. FIN 48 is effective for the Company on January 1, 2007. Based on the Company’s evaluation and analysis, FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements and impact of FAS 157 on the Company’s consolidated financial statements, and will adopt the provisions on January 1, 2008. FAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

Also in September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R” (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This statement is effective for the Company as of December 31, 2006, but did not have an impact on the Company’s consolidated financial statements as the Company does not sponsor a defined benefit pension or postretirement plan.

In June 2006, the Emerging Issues Task Force (the “Task Force”) issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation.” (the “Issue”). The Task Force reached a consensus that the scope of this Issue includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes.  The Task Force also reached a consensus that the presentation of taxes within the scope of this Issue on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” An entity is not required to reevaluate its existing policies related to taxes assessed by a governmental authority as a result of this consensus.  In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant.  The Company currently uses the net basis. The Company adopted this Issue on January 1, 2007 and determined that it had no impact on its consolidated financial statements.

Results of Operations

The following table sets forth certain operating data of the Company as a percentage of net revenues for the periods indicated below:

	2006	2005	2004
Net sales	91.8%	91.5%	91.7%
Royalty revenue	8.2	8.5	8.3
Net revenues	100.0	100.0	100.0
Cost of goods sold	56.8	54.8	55.2
Gross profit (1)	43.2	45.2	44.8
Selling, general and administrative expenses	36.2	36.5	33.8
Impairment of long-lived assets	0.1	0.0	0.1
Operating income	6.9	8.7	10.9
Income before provision for income taxes	7.8	9.6	11.2
Provision for income taxes	2.8	3.1	4.3
Net income	5.0%	6.5%	6.9%
(1) Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net revenues increased $18.5 million, or 3.6%, to $536.5 million in 2006 from $518.0 million in 2005. This increase was due to revenue increases in the Company’s Wholesale and Licensing business segments, partially offset by decreases in the Company’s Consumer Direct business.

Wholesale net sales (excluding sales to the Consumer Direct business segment) increased $27.9 million, or 9.7%, to $315.0 million in 2006 from $287.1 million in 2005. The increase is primarily due to a growth in sales of Kenneth Cole Reaction footwear and handbags of approximately 20%, as well as single digit growth in Bongo, Tribeca, and Unlisted footwear, offset by declines in Kenneth Cole New York handbags. The Company will continue to focus on product offerings, design, pricing and distribution, which it believes are the significant factors defining its brands and increasing consumer demand.

 Net sales in the Company’s Consumer Direct segment decreased $9.6 million, or 5.1%, to $177.3 million in 2006 from $186.9 million in 2005. The decrease was primarily due to a decrease in retail store sales of $10.0 million, or 5.5%, as compared to year ended December 31, 2005. Comparable store sales decreased by $16.5 million, or 9.7%, offset by an increase of $6.6 million of new store sales in 2006 plus the portion of 2006 sales for stores not open for all of 2005. Comparable stores are defined as new stores that are open for longer than thirteen months. A store that stops operations is included in the comparable sales calculation through the date of closing. The Company believes that the lack of an effective execution of its brand elevation strategy for the Company’s retail stores contributed significantly to the decline in Consumer Direct results. The Company believes it may have elevated its prices too abruptly to create an appropriate transition for its customers. The Company is taking measures to address these issues, including certain organizational and management changes, as well as merchandising improvements. The Company has separated the merchandising and support functions between the Company’s

Company Stores and its full-priced retail stores. As a result, the Company believes it can initiate more effective business and merchandising practices for these stores. The initial stage of the Company’s plan has been to eliminate the use of the Company’s Company Stores as clearance centers and increase the amount of specific made for Company Store product. This has improved the Company’s presentation, margins, and resulted in positive Company Store comparative store sales in the fourth quarter of 2006 of 1.8%. In addition, the Company is controlling inventory levels to reduce clearance product, is adjusting product mix to incorporate a wider range of price points, and is evaluating its real estate portfolio with plans to close several stores, while reviewing opportunities for new store locations for the latter half of 2007.

Royalty revenue increased $0.2 million, or 0.5%, to $44.2 million in 2006 from $44.0 million in 2005. The increase was primarily attributable to the incremental minimum royalties from the Company’s existing licensees, as well as additional royalties from two Reaction licensees related to women’s sportswear and the home collection, offset by declines in domestic royalty revenue from men’s and women’s Kenneth Cole New York sportswear. The Company believes sportswear is a critical component in the visibility of its brands in both its Consumer Direct and Wholesale business segments. In November 2006, the Company amended its license agreement with Paul Davril Inc. (“PDI”), which covers the manufacture and distribution of men’s and women’s sportswear under the Kenneth Cole New York trademark and men’s sportswear under the Kenneth Cole Reaction trademark. The amended agreement results in the Company assuming control of its Kenneth Cole New York and Kenneth Cole Reaction sportswear categories at the end of 2007. The Company is transitioning the Kenneth Cole New York women’s sportswear business, some of which the Company has already been sourcing over the past two seasons and plans to assume control of the Kenneth Cole New York men’s sportswear business during 2007. As the Company absorbs the infrastructure and makes this transition, it will make a determination as to the strategic alternatives of Kenneth Cole Reaction men’s sportswear, which include entering into a strategic licensing arrangement or similar venture with a new partner or partners or assuming internal control of the business. The Company believes that taking control of the Kenneth Cole New York men’s and women’s sportswear business by the end of 2007 will result in the reduction of licensing revenue along with reduced advertising contributions and some additional infrastructure costs in the short term, but will have meaningful long-term benefits. The Company believes that controlling the Kenneth Cole New York sportswear classification will allow it to better reinforce each of its brands and all of the associated businesses, most particularly the Consumer Direct business. The amendment of the PDI license is expected to cause a reduction in licensing royalties of approximately $5 million to $6 million before considering any 2007 growth in other licenses. In addition, incremental advertising and infrastructure costs of approximately $3 million to $5 million are expected before implementing any mitigating actions.

Consolidated gross profit decreased to 43.2% in 2006, as a percentage of net revenues, compared to 45.2% in 2005. This decrease was primarily a result of decreases in the Consumer Direct margins, offset by an increase in Wholesale margins, and the change in mix of the Company’s net revenues from its three segments. The Consumer Direct segment, which typically operates at a higher gross profit level than the Wholesale segment, had decreased revenues as a percentage of net revenues of 33.1% for the year ended December 31, 2006 compared to 36.1% for the year ended December 31, 2005, while the Wholesale segment revenues as a percentage of net revenues increased to 58.7% for the year ended December 31, 2006 from 55.4% for the year ended December 31, 2005. The revenues in the Licensing segment, which carries no cost of goods sold, also decreased as a percentage of revenue to 8.2% for the year ended December 31, 2006 compared to 8.5% for the year ended December 31, 2005. The increase in Wholesale margins is primarily due to strong sell-thrus at retail of Kenneth Cole Reaction branded product, while the margins in Consumer Direct decreased due to additional clearance activity, during the first three quarters of 2006.

Selling, general and administrative (“SG&A”) expenses, including warehousing and receiving expenses, decreased as a percentage of net revenues to 36.3% ($194.8 million) in 2006, which included impairment charges of approximately $0.1 million, from 36.5% of net revenues ($189.0 million) in 2005, which included severance costs of approximately $0.8 million in 2005. Stock-based compensation expense amounted to $3.2 million and is included in SG&A expenses. Excluding the impact of stock-based compensation expense, SG&A expenses, as a percentage of net revenues, would have been 35.7% for the year ended December 31, 2006, as compared to 36.2% in 2005. Expenses, as a percentage of net revenues, decreased primarily due to leverage from the Company’s improvement in sales from its Wholesale segment, including efficiencies gained by moving to a new West Coast distribution center in March 2006, offset by fixed costs de-leveraging on its Consumer Direct segment’s negative comparative stores’ sales base results.

Interest and other income increased to $4.9 million for the year ended December 31, 2006 from $4.2 million in 2005. The increase was primarily due to higher average cash balances and a higher rate of return on investments.

The Company’s effective tax rate increased to 36.1% for the year ended December 31, 2006 from 32.3% for the year ended December 31, 2005. The increase was primarily the result of a temporary provision that allowed U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate in 2005, which resulted in approximately $3.0 million in tax savings for the year ended December 31, 2005. This was offset by a tax benefit during 2006 of approximately $600,000, net of certain tax liabilities that were established, resulting from agreements reached with various taxing authorities that closed certain outstanding audit periods, for which the Company had previously established reserves.

As a result of the foregoing, net income decreased by $6.7 million, or 20.2%, to $26.8 million (5.0% of net revenue), for the year ended December 31, 2006, from $33.5 million (6.5% of net revenue) for the year ended December 31, 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net revenues increased $1.8 million, or 0.4%, to $518.0 million in 2005 from $516.2 million in 2004. This increase was due to revenue increases in the Company’s Wholesale and Licensing business segments, partially offset by decreases in the Company’s Consumer Direct business.

Wholesale net sales (excluding sales to the Consumer Direct business segment) increased $4.9 million, or 1.7%, to $287.1 million in 2005 from $282.2 million in 2004. The increase was primarily attributable to a 23.9% increase in Kenneth Cole Reaction ladies’ and children’s footwear, and an approximate 9.0% growth across its handbags businesses, as compared to December 31, 2004. This growth was offset by decreases of 15.8% in Kenneth Cole New York men’s and women’s footwear, and 11.7% in Unlisted footwear categories. In 2005, the Company accelerated its strategic initiative to reposition the Kenneth Cole New York brand as an accessible luxury brand and reduce the number of doors it was willing to distribute to. The Company believes that this transition is necessary to improve the Company’s Wholesale net sales. The Company will continue to focus on improving product offerings, advertising campaigns, marketing efforts, website, catalogs and growing retail presence, combined with the marketing efforts of its licensees, which it believes will be significant factors in strengthening and defining all of its distinct brands, including Kenneth Cole Reaction, Tribeca, and Bongo across all product classifications, thereby increasing consumer demand for these brands in the future.

Net sales in the Company’s Consumer Direct segment decreased $4.3 million, or 2.3%, to $186.9 million in 2005 from $191.2 million in 2004. The decrease was primarily due to a decrease in retail store sales of $5.4 million, or 2.9%, as compared to year ended December 31, 2004. Comparable store sales decreased by $13.2 million, or 7.5%, offset by an increase of $7.8 million of new store sales in 2005 plus the portion of 2005 sales for stores not open for all of 2004. The Company believes the decrease in net sales in the Consumer Direct segment is primarily due to the Company’s repositioning of the Kenneth Cole New York brand in its retail stores, which was accelerated in 2005. The Company believes well-executed Kenneth Cole New York products will be embraced by its customers, as illustrated by the success of the Kenneth Cole New York handbags business. However, some of the other products were not as well executed, and did not provide the consumer with the Company’s highest standard of price and value, and were not well received. The Company is focusing on the design, price and value of its Kenneth Cole New York products for 2006. In an effort to maintain, solidify, and build positive sales results, the Company will continue to analyze inventory, focus on products and further scrutinize consumer trends, as well as concentrate on quality, style and price to continue customer acceptance of its brand repositioning strategy.

Royalty revenue increased $1.2 million, or 2.8%, to $44.0 million in 2005 from $42.8 million in 2004. The increase was primarily from incremental minimum royalties from the Company’s existing licensees, sales increases from fragrance and children’s apparel, and its European licensee, offset by a reduction in minimum royalties from the transition of the women’s sportswear licensee. Brand repositioning has slowed growth in 2005, as a result of the Company’s strategic plan. However, the Company believes consumers look toward brands they know and feel are compatible with their lifestyles; therefore the synergies from its efforts to reinforce its brand identities through greater marketing efforts, by itself and its licensees across all product categories, will continue to strengthen and define its brands to improve name recognition allowing growth in sales both domestically and internationally throughout 2006.

Consolidated gross profit increased to 45.2% in 2005, as a percentage of net revenues, compared to 44.8% in 2004. The increase was primarily a result of an improvement in Consumer Direct margins and the change in mix of the Company’s net revenues from its Wholesale, Consumer Direct and Licensing segments. The Consumer Direct segment’s revenues decreased as a percentage of net revenues, to 36.1%, for the year ended December 31, 2005, from 37.0% for the year ended December 31, 2004, while the revenues in the Wholesale segment, which operates at a lower gross profit percentage as compared to the Consumer Direct segment, increased as a percentage of net revenues to 55.4% for the year ended December 31, 2005, compared to 54.7% for the year ended December 31, 2004. The revenues in the Licensing segment, which carries no cost of goods sold, increased as a percentage of revenue to 8.5% from the year ended December 31, 2005 compared to 8.3% for the year ended December 31, 2004. Consumer Direct segment margins increased from higher price points on better quality products, as part of the Company’s strategic initiative to reposition Kenneth Cole New York as an accessible luxury brand.

Selling, general and administrative expenses, including warehousing and receiving expenses (“SG&A”), increased $14.5 million, or 8.3%, to $189.0 million (or 36.5% of net revenues) in 2005 from $174.5 million (or 33.8% of net revenues) in 2004, which includes severance costs of approximately $0.8 million in 2005. SG&A, as a percentage of net revenues, increased primarily due to investments in people and systems, increases in fixed costs from new and expanding retail stores, and the Company’s loss of leverage on its comparable stores’ sales base. Included within SG&A for the year ended December 31, 2004 was a one-time cost of $1.1 million associated with the closing and transition of the Company’s east cost distribution center to a third-party service provider.

The Company did not record asset impairment charges for the year ended December 31, 2005, as compared to the year ended December 31, 2004, in which the Company recorded approximately $0.5 million for the write-down of stores’ leasehold improvements, furniture, and fixtures in the Company’s Florida Mall store, located in Orlando, Florida and the Lexington Avenue store located in New York City.

Interest and other income increased to $4.2 million for the year ended December 31, 2005 from $1.4 million in 2004. The increase was primarily due to a $1.2 million gain on the sale of marketable securities during the year ended December 31, 2005 and an average higher rate of return on investments.

The Company’s effective tax rate decreased to 32.3% for the year ended December 31, 2005 from 38.0% for the year ended December 31, 2004, as a result of a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax. The Company repatriated approximately $12.5 million of prior years’ foreign earnings, which resulted in approximately $3.0 million in tax savings for the year ended December 31, 2005.

As a result of the foregoing, net income decreased by $2.4 million, or 6.7%, to $33.5 million (6.5% of net revenue), for the year ended December 31, 2005, from $35.9 million (6.9% of net revenue) for the year ended December 31, 2004.

Liquidity and Capital Resources

The Company’s cash requirements are generated primarily from working capital needs, retail expansion, new technology, and other corporate activities. The Company primarily relies upon internally generated cash flows from operations to finance its operations and growth; however, it also has the ability to borrow up to $100.0 million under its newly established revolving credit facility. Cash flows may vary from time to time as a result of seasonal requirements of inventory, the timing of the delivery of merchandise to customers and the level of accounts receivable and payable balances. At December 31, 2006, working capital was $169.9 million compared to $187.1 million at December 31, 2005.

Net cash provided by operating activities was $48.1 million for the year ended December 31, 2006 compared to $34.0 million for the year ended December 31, 2005. The increase in cash flows provided by operations is primarily attributable to the decrease in tax benefits and the timings of payables and receivables, partially offset by the reduction in net income.

Net cash provided by investing activities increased to $14.2 million for the year ended December 31, 2006 compared to $45.0 million used in investing activities for the year ended December 31, 2005. The increase was primarily attributable to $54.3 million in proceeds received from the sale of marketable securities, in connection with the shift in the Company’s portfolio holdings of auction-rate securities to overnight money market funds in 2006, compared to purchases of $41.9 million of marketable securities during 2005. This was partially offset by capital expenditures for the year ended December 31, 2006 of $39.9 million, compared to $13.9 million for the year ended

December 31, 2005, which includes the purchase of the Company’s corporate headquarters building for approximately $24 million in 2006. Also included in capital expenditures were expenditures on furniture, fixtures, and leasehold improvements for new retail store openings and expansions of $12.2 million and $8.3 million for the years ended December 31, 2006 and 2005, respectively. The remaining increase in capital expenditures was primarily due to investments in management information systems related to the implementation of the SAP integrated business platform for the Company’s retail and Company Stores. In addition, during 2005, $6.0 million was used to purchase six millions shares of Bernard Chaus, Inc.

Net cash used in financing activities was $20.6 million for the year ended December 31, 2006 compared to $5.3 million for the year ended December 31, 2005. The primary reason for the increase in cash used in financing activities was the Company’s repurchase of 300,000 treasury shares at an aggregate price of $7.2 million during 2006 and an increase in cash dividends paid to shareholders of $14.5 million for the year ended December 31, 2006 compared to $13.1 million for the year-ended December 31, 2005. In addition, the Company repaid its short-term borrowing of $3.0 million in 2006.

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

The Company’s material obligations under contractual agreements, primarily commitments for future payments under operating lease agreements, as of December 31, 2006 are summarized as follows:

	Payments Due by Period
	Total	1 year or less	2-3 years	4-5 years	After 5 years
Operating Leases and Other Obligations	$175,880,000	$25,851,000	$49,539,000	$41,771,000	$58,719,000
Purchase Obligations	54,438,000	54,438,000
Minimum Licensee Royalties	5,005,000	1,085,000	2,520,000	1,400,000
Total Contractual Obligations	$235,323,000	$81,374,000	$52,059,000	$43,171,000	$58,719,000

During 2007, the Company anticipates that it will continue to require additional capital expenditures to support its information systems. In 2006, the Company signed an agreement with SAP to implement an integrated business platform across the Company’s retail and Company Stores. The estimated expenditures related to the implementation are expected to be approximately $10.0 million. The Company has incurred approximately $7.9 million in expenditures related to the SAP retail implementation as of December 31, 2006. Contingent rent and other charges amounted to $7.0 million and $6.4 million for the years ended December 31, 2006 and 2005.

In December 2006, the Company entered into a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”), with various lenders, which provides up to $100.0 million to finance working capital requirements and letters of credit to finance the Company's inventory purchases. A portion of the Revolving Credit Facility not in excess of $25.0 million shall be available for the issuance of standby letters of credit. The full amount of the Revolving Credit Facility shall be available for the issuance of commercial letters of credit. The Revolving Credit Facility requires, among other things, that the Company comply with a maximum leverage ratio and various covenants on indebtedness, dissolutions, mergers, asset sales, pledges and changes in lines of business, as defined. Failure by the Company to comply with these covenants could reduce the borrowings available under the Revolving Credit Facility. If an event of default occurs, borrowings and interest are payable immediately, unless cured as defined, allowing borrowings to continue during the cure period. Loans under the Revolving Credit Facility bear an interest rate equal to the Alternative Base rate (defined as the higher of the prime rate or the federal funds rate plus 0.5%) or the Adjusted LIBOR rate plus applicable margin as defined within the agreement, as elected by the Company. The Company incurs facility fees of ten basis points on the face amount of the Revolving Credit Facility. No fees were paid by the Company for advances or issuances of letters of credit under the Revolving Credit Facility as none were outstanding during the period ended December 31, 2006. During 2006, the Company did not borrow under the Revolving Credit Facility.

The Company also has an existing Line of Credit Facility (the “Facility”) with another bank that, as amended, allows for uncommitted borrowings, letters of credit and banker’s acceptances subject to individual maximums and in the aggregate, an amount not to exceed the lesser of $25,000,000 or a “Borrowing Base.” The Borrowing Base is calculated on a specified percentage of eligible amounts due under factoring arrangements, eligible non-factored accounts receivable, and eligible inventory. Borrowings under the revolving loan portion of the Facility (“Advances”) are due on demand. The Company may pay down and re-borrow at will under the Facility. Advances bear interest at (i) the higher of The Bank of New York's prime lending rate or the Federal Funds rate plus 0.5% at the date of borrowing or (ii) a negotiated rate. In connection with the line of credit, the Company has agreed to eliminate all the outstanding borrowings under the facility for at least 30 consecutive days during each calendar year. In addition, borrowings under the line of credit are secured by certain receivables of the Company. The Company had no outstanding advances during 2006 and 2005 under this line of credit; however amounts available under the line were reduced to $21.7 million by $3.3 million of standby and open letters of credit at December 31, 2006.

In 2006, a $3.0 million promissory note, which one of the Company’s foreign subsidiaries entered into with a financial institution in connection with the Company’s tax repatriation plan, was repaid.

The Company believes that it will be able to satisfy its current expected cash requirements for 2007, including requirements for its possible in-house sportswear infrastructure, enhanced information systems and the payments of its quarterly cash dividend, primarily with cash flow from operations and cash on hand. The Company did not have any off-balance sheet arrangements as of December 31, 2006.

Exchange Rates

The Company routinely enters into forward exchange contracts for its future purchases of inventory denominated in foreign currencies, primarily the Euro. Gains and losses on forward exchange contracts that are used for hedges are accounted for on the balance sheet as inventory and an adjustment to equity, and are subsequently accounted for as part of the purchase price of the inventory upon execution of the contract. At December 31, 2006, the Company had no unrealized gains or losses as no forward contracts were outstanding. Unrealized gains and losses are typically included in Accumulated Other Comprehensive Income in the Statements of Changes in Shareholders’ Equity and as an adjustment to inventory, which is the underlying exposure on the consolidated balance sheet. The Company expects to continue to routinely enter into additional foreign exchange contracts throughout 2007. While the Company believes that its current procedures with respect to the reduction of risk associated with currency exchange rate fluctuations are adequate, there can be no assurance that such fluctuations will not have a material adverse effect on the results of operations of the Company in the future.

Inventory from contract manufacturers in the Far East and Brazil are purchased in United States dollars and the recent fluctuations of many of these currencies against the United States dollar has not had any material adverse impact on the Company. However, future purchase prices for the Company’s products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturer, which may affect the Company’s cost of goods in the future. The Company currently does not believe the potential effects of such fluctuations would have a material adverse effect on the Company.

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

At December 31, 2006, the Company had no forward contracts outstanding. The Company’s earnings may also be affected by changes in short-term interest rates as a result of borrowings under its credit facilities. A two or less percentage point increase in interest rates affecting the Company’s credit facilities would not have had a material effect on the Company’s 2006 and 2005 net income.

The Company sources a significant amount of product from China and will be subject to foreign currency exposure to its U.S. dollar denominated transactions if the Chinese Yuan is allowed to float freely on the open market. If the Yuan is allowed to float freely against other foreign currency, a two percent change in exchange rates could have a material effect on the Company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended) and have concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information regarding directors and executive officers of the registrant, which is included in Part I, the information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 16, 2007 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 and which is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 16, 2007 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 and which is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 16, 2007 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 and which is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 16, 2007 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and which is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 16, 2007 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 and which is incorporated herein by reference in response to this item.

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

(3) The following exhibits are included in this report:

Exhibit No.		Description

3.01	—
Restated Certificate of Incorporation of Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Fifth Avenue, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Productions, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Sunset, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Union Street, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole West, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Kenneth Cole Woodbury, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Kenneth Cole Leather Goods, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Unlisted into Kenneth Cole Productions, Inc. (Incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).

3.02	—	By-laws. (Incorporated by reference to Exhibit 3.02 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).
4.01	—	Specimen of Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).
10.01	—
Tax Matters Agreement, dated as of June 1, 1994, among Kenneth Cole Productions, Inc., Kenneth D. Cole, Paul Blum and Stanley A. Mayer. (Incorporated by reference to Exhibit 10.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).

10.02	—
Term Loan Agreement, dated as of May 26, 1994, by and among Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of New York; Promissory Notes, dated May 26, 1994, issued by each of Kenneth Cole Leather Goods, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. to The Bank of New York; Shareholder Guaranty by and between Kenneth D. Cole and The Bank of New York, dated as of May 26, 1994; Subordination Agreement by and among Kenneth D. Cole, Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of New York, dated as of April 13, 1994; Reinvestment Agreement by and among Kenneth D. Cole, Kenneth Cole Productions, Inc., Unlisted, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc. and The Bank of New York, dated as of May 26, 1994; Amendment No. 1 to the Term Loan Agreement and the Reinvestment Agreement by and among Kenneth D. Cole, Kenneth Cole Productions, Inc., Cole West, Inc., Kenneth Cole Woodbury, Inc., Cole Fifth Avenue, Inc., Cole Union Street, Inc., Kenneth Cole Financial Services, Inc. and The Bank of New York, dated as of May 31, 1994. (Incorporated by reference to Exhibit 10.02 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).

10.03	—
Line of Credit Letter, dated January 13, 1994, from The Bank of New York to Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc.; $7,500,000 Promissory Note, dated February 1, 1994 by Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc. issued to The Bank of New York; Letter Agreement, dated December 16, 1993, between The Bank of New York and Kenneth Cole Productions, Inc., Unlisted, Inc., Kenneth Cole Leather Goods, Inc., Cole Productions, Inc., Cole West, Inc., Kenneth Cole Financial Services, Inc., Cole Woodbury, Inc., Cole Sunset, Inc. and Cole Fifth Avenue, Inc.; General Guarantees, dated December 16, 1993, in favor of The Bank of New York by Kenneth Cole Leather Goods, Inc. for Unlisted, Inc., by Kenneth Cole Leather Goods, Inc. for Kenneth Cole Productions, Inc., by Unlisted, Inc. for Kenneth Cole Productions, Inc., by Unlisted, Inc. for Kenneth Cole Leather Goods, Inc., by Kenneth Cole Productions, Inc. for Kenneth Cole Leather Goods, Inc., and by Kenneth Cole Productions, Inc. for Unlisted, Inc.; General Loan and Security Agreements, dated December 16, 1993, between The Bank of New York and each of Kenneth Cole Productions, Inc., Kenneth Cole Leather Goods, Inc. and Unlisted, Inc.; and Personal Guarantees of Mr. Kenneth D. Cole, dated December 16, 1993, in favor of The Bank of New York for Kenneth Cole Productions, Inc., Unlisted, Inc. and Kenneth Cole Leather Goods, Inc. (Incorporated by reference to Exhibit 10.03 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).

Line of Credit Letter, dated December 9, 1994 from The Bank of New York to Kenneth Cole Productions, Inc.; $7,500 Promissory Note, dated December 15, 1994 by Kenneth Cole Productions, Inc. issued to The Bank of New York; Letter of Termination of Personal Guarantees of Mr. Kenneth D. Cole, dated December 8, 1994, in favor of The Bank of New York for Kenneth Cole Productions, Inc., Unlisted, Inc. and Kenneth Cole Leather Goods, Inc. (Incorporated by reference to Exhibit 10.03 to the Company’s 1994 Form 10-K).

10.03A	—
$10,000 Promissory Note, dated July 31, 1995 by Kenneth Cole Productions, Inc. issued to The Bank of New York. (Previously filed as Exhibit 10.03A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

*10.04	—	Kenneth Cole Productions, Inc. 1994 Stock Option Plan. (Incorporated by reference to Exhibit 10.04 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).
*10.05	—
Employment Agreement, dated as of April 30, 1994, between Kenneth Cole Productions, Inc. and Kenneth D. Cole. (Incorporated by reference to Exhibit 10.05 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).

*10.06	—
Employment Agreement, dated as of April 30, 1994, between Kenneth Cole Productions, Inc. and Paul Blum. (Incorporated by reference to Exhibit 10.06 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).

*10.07	—
Employment Agreement, dated as of April 30, 1994, between Kenneth Cole Productions, Inc. and Stanley A. Mayer; Stock Option Agreement dated as of March 31, 1994 between Kenneth Cole Productions, Inc. and Stanley A. Mayer. (Incorporated by reference to Exhibit 10.07 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).

Stock Option Agreement dated as of June 1, 1994, between Kenneth Cole Productions, Inc. and Stanley A. Mayer; Stock Option Agreement dated as of July 7, 1994, between Kenneth Cole Productions, Inc. and Stanley A. Mayer (Incorporated by reference to Exhibit 10.07 to the Company’s 1994 Form 10-K).

10.08	—
Collective Bargaining Agreement by and between the New York Industrial Council of the National Fashion Accessories Association, Inc. and Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, dated as of April 25, 1987; Memorandum of Agreement by and between the New York Industrial Council of the National Fashion Accessories Association, Inc. and Leather Goods, Plastics, Handbags and Novelty Workers' Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union, dated as of June 16, 1993. (Incorporated by reference to Exhibit 10.08 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).

10.09	—
Memorandum of Agreement between the New York Industrial Council of the National Fashion Accessories Association Inc. and Local 1 Leather Goods, Plastics, Handbags, and Novelty Workers Union, Division of Local 342-50 United Food and Commercial Workers Union (Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

*10.10
Employment Agreement between Kenneth Cole Productions, Inc., and Paul Blum. (Previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

10.11		Sublease Agreement, dated June 17, 1996, between Kenneth Cole Productions, Inc. and Liz Claiborne Accessories, Inc. (Incorporated by reference to Exhibit 10.11 to the Company’s 1996 Form 10-K).
*10.12
Amended and Restated Kenneth Cole Productions, Inc. 1994 Stock Option Plan (Previously filed as an Exhibit to the Registrant’s Proxy Statement filed on April 22, 1997 and incorporated herein by reference).

*10.13		Employment Agreement between Kenneth Cole Productions, Inc. and Susan Hudson (Previously filed as an Exhibit to the Company’s 1997 Form 10-K).
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

10.17
License Agreement, dated July 20, 1999, by and between L.C.K.L., LLC and K.C.P.L., Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment and been filed separately with the Securities and Exchange Commission. Such portions are designated by a “*”. (Previously filed as Exhibit 10.03 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

10.18
Amended and Restated Employment Agreement, dated as of September 1, 2000, between Kenneth Cole Productions, Inc. and Paul Blum (Previously filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

10.19	Kenneth Cole Productions, Inc. Employee Stock Purchase Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 Registration No. 33-31868, filed on March 7, 2000).
10.20	Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 Registration No. 333-119101, filed on September 17, 2004).
10.21	Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 Registration No. 333-131724 filed on February 10, 2006).
10.22
Stock Purchase Agreement between Kenneth Cole Productions, Inc. and Bernard Chaus, Inc. dated June 13, 2005 (Previously filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference).

10.23
Termination Agreement between Kenneth Cole Productions, Inc. and Susan Q. Hudson dated October 5, 2005 (Previously filed as Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference).

10.24
Employment Agreement between Kenneth Cole Productions, Inc. and Richard S. Olicker dated January 3, 2006 (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2006).

10.25
Employment Agreement between Kenneth Cole Productions, Inc. and Joel Newman dated February 13, 2006 (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 16, 2006).

10.26
Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan (Amended and Restated as of April 20, 2005) (Previously filed as Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference).

10.27
Kenneth Cole Productions, Inc. Sample Grant Award Letter (Previously filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference).

10.28
Employment Agreement between Kenneth Cole Productions, Inc. and Michael DeVirgilio dated March 31, 2006 (Previously filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference).

10.29
Employment Agreement between Kenneth Cole Productions, Inc. and Joshua G. Schulman dated October 9, 2006 (Previously filed as Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference).

10.30
Employment Agreement between Kenneth Cole Productions, Inc. and Douglas Jakubowski dated October 12, 2006 (Previously filed as Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference).

+10.31
Credit Agreement between J.P.Morgan Securities Inc., JPMorgan Chase Bank, National Association, PNC Bank, National Association, Bank of America, N.A., and Wachovia Bank, National Association, and Kenneth Cole Productions, Inc. dated as of December 20, 2006.

+21.01	List of Subsidiaries.
+23.01	Consent of Independent Registered Public Accounting Firm.
+31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________________
*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 14(a) of this report.

+	Filed herewith.

(b)	See Item 15(a) (3) above for a listing of the exhibits included as a part of this report.
(c)	See Items 15(a)(1) and 15(a)(2) above.

Kenneth Cole Productions, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Kenneth Cole Productions, Inc.

We have audited the accompanying consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kenneth Cole Productions, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kenneth Cole Productions, Inc. and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 1, 2007

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Kenneth Cole Productions, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A that Kenneth Cole Productions, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Kenneth Cole Productions, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kenneth Cole Productions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2006 of Kenneth Cole Productions, Inc. and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 1, 2007

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$105,441,000	$63,747,000
Marketable securities	12,250,000	66,400,000
Due from factors	35,536,000	33,975,000
Accounts receivable, less allowance for doubtful accounts of $249,000 and $298,000, respectively	19,641,000	18,691,000
Inventories	46,274,000	45,465,000
Prepaid expenses and other current assets	2,779,000	6,059,000
Deferred taxes, net	2,739,000	3,340,000
Total current assets	224,660,000	237,677,000

Property and equipment—at cost, less accumulated depreciation and amortization	72,141,000	42,975,000

Other assets:
Deferred taxes, net	15,110,000	14,832,000
Deposits and sundry	17,107,000	16,776,000
Deferred compensation plans assets	32,095,000	28,411,000
Total other assets	64,312,000	60,019,000

Total Assets	$361,113,000	$340,671,000

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

	December 31,
	2006	2005
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$36,554,000	$31,129,000
Accrued expenses and other current liabilities	10,925,000	8,775,000
Short-term borrowings	--	3,000,000
Deferred income	3,958,000	3,835,000
Income taxes payable	3,361,000	3,832,000
Total current liabilities	54,798,000	50,571,000

Accrued rent and other long-term liabilities	16,544,000	17,029,000
Deferred compensation plans liabilities	32,095,000	28,411,000

Commitments and contingencies

Shareholders’ Equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized; none outstanding
Class A Common Stock, par value $.01, 20,000,000 shares authorized; 15,587,651 and 15,573,961 issued as of December 31, 2006 and 2005, respectively	156,000	156,000
Class B Convertible Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 and 8,010,497 issued and outstanding as of December 31, 2006 and 2005, respectively	80,000	80,000
Additional paid-in capital	92,041,000	89,351,000
Deferred Compensation	--	(3,397,000)
Accumulated other comprehensive income	1,884,000	1,257,000
Retained Earnings	249,653,000	237,369,000
	343,814,000	324,816,000
Class A Common Stock in treasury, at cost, 3,596,592 and 3,388,400 shares as of December 31, 2006 and 2005, respectively	(86,138,000)	(80,156,000)
Total Shareholders’ Equity	257,676,000	244,660,000
Total Liabilities and Shareholders’ Equity	$361,113,000	$340,671,000

 See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Statements of Income

	Year ended December 31,
	2006	2005	2004

Net sales	$492,282,000	$474,060,000	$473,438,000
Royalty revenue	44,217,000	43,983,000	42,763,000
Net revenue	536,499,000	518,043,000	516,201,000
Cost of goods sold	304,672,000	283,727,000	284,817,000
Gross profit	231,827,000	234,316,000	231,384,000
Selling, general, and administrative expenses	194,718,000	188,953,000	174,519,000
Impairment of long-lived assets	121,000	-	448,000
Operating income	36,988,000	45,363,000	56,417,000
Interest and other income, net	4,875,000	4,151,000	1,411,000
Income before provision for income taxes	41,863,000	49,514,000	57,828,000
Provision for income taxes	15,098,000	15,988,000	21,976,000
Net income	$26,765,000	$33,526,000	$35,852,000

Earnings per share:
Basic	$1.34	$1.69	$1.79
Diluted	$1.31	$1.65	$1.74

Dividends declared per share	$0.72	$0.66	$0.52

Shares used to compute earnings per share:
Basic	20,046,000	19,888,000	20,050,000
Diluted	20,396,000	20,318,000	20,652,000

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock		Class B Common Stock				Accumulated Other Comprehensivee Income		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deferred Compensation		Retained Earnings	Number of Shares	Amount	Total
Balance at 12/31/03	14,534,791	145,000	8,168,497	82,000	69,992,000		751,000	191,585,000	(2,888,400)	(66,221,000)	196,334,000
Net Income								35,852,000			35,852,000
Translation adjustment from Foreign currency, net of taxes $199,000							325,000				325,000
Forward contracts, net of taxes $(32,000)							(53,000)				(53,000)
Unrealized gain on available for sale security, net of taxes $18,000							30,000				30,000
Comprehensive income											36,154,000
Exercise of stock options Related tax benefit $3,031,000	398,113	4,000			8,204,000						8,208,000
Issuance of Class A Stock from ESPP	8,941				221,000						221,000
Dividends paid on common stock								(10,454,000)			(10,454,000)
Purchase of Class A stock									(500,000)	(13,935,000)	(13,935,000)
Conversion of Class B to Class A common stock	113,000	1,000	(113,000)	(1,000)
Balance at 12/31/04	15,054,845	$150,000	8,055,497	$81,000	$78,417,000		$1,053,000	$216,983,000	(3,388,400)	$(80,156,000)	$216,528,000
Net Income								33,526,000			33,526,000
Translation adjustment from Foreign currency, net of taxes $148,000							310,000				310,000
Forward contracts, net of taxes $(351,000)							(737,000)				(737,000)
Unrealized gains on available for sale securities, net of taxes $301,000							631,000				631,000
Comprehensive income											33,730,000
Issuance of Restricted Stock, net of forfeitures	152,960	2,000			4,554,000	(4,556,000)					-
Amortization of deferred compensation						1,120,000					1,120,000
Shares surrendered by employees to pay taxes on restricted stock	(4,509)				(134,000)						(134,000)
Stock-based compensation acceleration expense					100,000	39,000					139,000
Exercise of options, related tax benefit $1,403,000	312,064	3,000			6,085,000						6,088,000
Issuance of Class A Stock from ESPP	13,601				329,000						329,000
Dividends paid on common stock								(13,140,000)			(13,140,000)
Conversion of Class B to Class A common stock	45,000	1,000	(45,000)	(1,000)							-
Balance at 12/31/05	15,573,961	$156,000	8,010,497	$80,000	$89,351,000	$(3,397,000)	$1,257,000	$237,369,000	(3,388,400)	$(80,156,000)	$244,660,000
Net Income								26,765,000			26,765,000
Translation adjustment from Foreign currency, net of taxes of $(53,000)							(88,000)				(88,000)
Forward contracts, net of taxes of $110,000							184,000				184,000
Unrealized gains on available for sale securities, net of taxes of $319,000							531,000				531,000
Comprehensive Income											27,392,000
Reversal of deferred compensation upon adoption of SFAS 123R	(138,182)	(1,000)			(3,396,000)	3,397,000					-
Stock-based compensation expense					3,193,000						3,193,000
Exercise of stock options, and related tax benefits of $700,000	203,283	1,000			4,009,000						4,010,000
Issuance of Restricted Stock	34,138				-						-
Shares surrendered by employees to pay taxes on restricted stock	(12,022)				(301,000)						(301,000)
Issuance of Class A Common Stock from ESPP	17,897				363,000						363,000
Purchase of Class A Stock									(300,000)	(7,169,000)	(7,169,000)
Reissuance of Treasury Shares	(91,808)				(1,187,000)				91,808	1,187,000	-
Dividends paid on common stock	384				9,000			(14,481,000)			(14,472,000)
Balance at 12/31/06	15,587,651	$156,000	8,010,497	$80,000	$92,041,000	-	$1,884,000	$249,653,000	(3,596,592)	$(86,138,000)	$257,676,000

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended December 31,
Cash flows from operating activities	2006	2005	2004
Net income	$26,765,000	$33,526,000	$35,852,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,655,000	9,400,000	7,844,000
Impairment of long-lived assets	121,000	-	448,000
Unrealized gain on deferred compensation plans	(1,340,000)	(914,000)	(1,127,000)
Realized gain on sale of property and equipment	-	-	(14,000)
Provision for doubtful accounts	211,000	290,000	54,000
Provision for / (benefit from) deferred taxes	-	(5,791,000)	(1,709,000)
Tax benefit from stock option exercises	-	1,403,000	3,031,000
Unrealized gains from available-for-sale securities	(531,000)	(631,000)	-
Realized gain on sale of marketable securities	-	(1,246,000)	-
Stock-based compensation expense	3,193,000	1,259,000	-
Excess tax benefit from stock option exercises	(700,000)	-	-
Changes in operating assets and liabilities:
(Increase)/decrease in due from factors	(1,561,000)	961,000	(3,449,000)
Increase in accounts receivable	(1,161,000)	(2,003,000)	(5,778,000)
(Increase)/decrease in inventories	(625,000)	964,000	(2,368,000)
Decrease/(increase) in prepaid expenses and other current assets	3,280,000	(3,395,000)	(1,321,000)
Increase in other assets	(1,290,000)	(5,073,000)	(4,404,000)
Increase/(decrease) in accounts payable	5,425,000	(4,638,000)	1,920,000
Increase in deferred income, accrued expenses and other current liabilities	2,213,000	1,057,000	1,044,000
Increase/(decrease) in income taxes payable	229,000	(421,000)	1,314,000
Increase in other long-term liabilities	3,199,000	9,268,000	6,604,000
Net cash provided by operating activities	48,083,000	34,016,000	37,941,000

Cash flows used in investing activities
Acquisition of property and equipment	(39,942,000)	(13,865,000)	(10,101,000)
Proceeds from sale of marketable securities	54,250,000	16,755,000	-
Proceeds from sale of property and equipment	-	-	68,000
Purchase of stock	-	(6,000,000)	-
Purchases of marketable securities and other investments	(100,000)	(41,909,000)	(40,000,000)
Net cash provided by/(used in) investing activities	14,208,000	(45,019,000)	(50,033,000)

Cash flows used in financing activities
Shares surrendered by employees to pay taxes on restricted stock	(301,000)	(134,000)	-
Tax benefit from stock option exercises	700,000	-	-
Proceeds from exercise of stock options	3,310,000	4,685,000	5,177,000
Proceeds from employee stock purchase plan	363,000	329,000	221,000
Proceeds from short-term borrowings	-	3,000,000	-
Payments of short-term borrowings	(3,000,000)	-	-
Dividends paid to shareholders	(14,472,000)	(13,140,000)	(10,454,000)
Acquisition of treasury shares	(7,169,000)	-	(13,935,000)
Net cash used in financing activities	(20,569,000)	(5,260,000)	(18,991,000)
Effect of exchange rate changes on cash	(28,000)	(4,000)	(5,000)
Net increase/(decrease) in cash	41,694,000	(16,267,000)	(31,088,000)
Cash and cash equivalents, beginning of year	63,747,000	80,014,000	111,102,000
Cash and cash equivalents, end of year	$105,441,000	$63,747,000	$80,014,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$204,000	$68,000	$27,000
Income taxes	$17,337,000	$21,194,000	$19,341,000

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

A.	Description of business

Kenneth Cole Productions, Inc. and its subsidiaries (the “Company”) designs, sources and markets a broad range of quality footwear and handbags, and through license agreements, designs and markets men’s, women’s and children’s apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, and Tribeca brands for the fashion conscious consumer. In addition, the Company, through a license agreement, has the rights to use the Bongo trademark for footwear, as well as Gentle Souls for footwear under a proprietary trademark. The Company markets its products for sale to more than 6,000 department stores and specialty store locations in the United States, as well as other locations throughout the world, through its retail and Company Store base, and its interactive websites. The Company also distributes consumer catalogs that feature a variety of Kenneth Cole New York and Kenneth Cole Reaction branded products.

B.	Principles of consolidation

The consolidated financial statements include the accounts of Kenneth Cole Productions, Inc. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the Company’s previous financial statements have been reclassified to conform to the 2006 presentation (see Note 7).

C.	Use of estimates

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

D.	Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

E.	Marketable securities

In 2004, the Company began investing in auction rate securities, of which the Company holds mostly debt securities backed by student loans with maturity dates ranging from approximately 2009 to 2050. The Company accounts for these investments as marketable securities, and has classified them as available-for-sale securities under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). They are recorded at fair value, and are reset every 7 to 35 days, and repurchased based on the Company’s cash needs. The purchase of these securities is included in the accompanying Consolidated Statements of Cash Flows as an investing activity.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

F.	Inventories

Inventories, which consist of finished goods, are stated at the lower of cost or fair market value. Cost is determined by the first-in, first-out method.

G.	Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the estimated useful lives of the related assets ranging from three to forty years on a straight-line basis. Leasehold improvements are amortized using the straight-line method over the term of the related lease or the estimated useful life, whichever is less.

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as measured by comparing the undiscounted future cash flows to the asset’s net book value. Impaired assets are recorded at the lesser of their carrying value or fair value.

H.	Income taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

I.	Revenue recognition

Wholesale revenues are recognized upon shipment of products to customers since title passes upon shipment. Retail and Company Store revenues are recognized at the time of sale. Both wholesale and retail store revenues are shown net of returns, discounts, and other allowances. Reserves for estimated returns and allowances for discounts are provided when sales are recorded. The Company has also entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined in each license agreement. In circumstances whereby licensee sales exceed the quarterly contractual minimums, but not the annual minimums, royalty contributions are deferred on the Consoldiated Balance Sheets. As the licensee sales exceed the annual contractual minimums, the royalty contributions are recognized.

J.	Advertising costs

The Company incurred advertising costs, including certain in-house marketing expenses of $19.0 million, $21.8 million, and $20.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Advertising costs are expensed as incurred and are included in Selling, general, and administrative expenses in the accompanying Consolidated Statements of Income. Included in advertising expenses are costs associated

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

J.	Advertising costs (continued)

with cooperative advertising programs, under which the Company generally shares the cost of a customer’s advertising expenditures. In addition, licensee contributions toward advertising are recognized when licensed products are sold by the Company’s licensees. Such contributions are based on contractual percentages of sales and contain minimums. For licensees whose sales are not expected to exceed contractual sales minimums, contributions relating to advertising are recognized based on the contractual minimums. In circumstances whereby licensee sales exceed the quarterly contractual minimums, but not the annual minimums, such contributions toward advertising are deferred on the Consolidated Balance Sheets. As the licensee sales exceed the annual contractual minimums, the licensee contributions toward advertising are recognized.

K.	Stock-based compensation

The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-based Payment” (“SFAS 123R”) on January 1, 2006 using the modified prospective method. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its interpretations and revises SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”) and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company measures the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognizes this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The Company uses the Black-Scholes model to assess the fair value of share-based payments and amortizes this cost over the service period. In addition, stock compensation expense is reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates and by employee classification. Estimated forfeitures are reassessed on a quarterly basis and may change based on new facts and circumstances. (See Note 11.)

In 2005 and 2004, the Company measured compensation expense for its stock-based compensation plans using the intrinsic value method prescribed in APB 25 and related Interpretations.

L.	Derivative instruments and hedging activities

The Company uses derivative instruments, typically forward contracts, to manage its risk associated with movements in the Euro exchange rates in purchasing inventory. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedge Activities” (“SFAS 133”), the Company recognizes all derivatives on the Consolidated Balance Sheets. Also, derivative instruments that meet certain criteria in SFAS 133 are classified as cash flow hedges, and changes in fair value are recognized in Accumulated Other Comprehensive Income, in the accompanying Consolidated Statements of Changes in Shareholders’ Equity, until the underlying transaction is completed and the derivative is settled. Upon settlement, any amounts remaining in Accumulated Other Comprehensive Income are reclassified to earnings. Those derivatives that are not classified as cash flow hedges are adjusted to fair value through earnings. The Company does not hold derivative instruments for the purpose of trading or speculation, and designated all hedges as cash flow hedges in 2006. (See Note 6.)

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

M.	Shipping and Handling Costs

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

N.	Cost of Goods Sold and Selling, General and Administrative Expenses

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

O.	Research and Development Costs

The Company does not incur research and development costs.

Note 2 - Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share are calculated by dividing net income by weighted-average common shares outstanding. Diluted earnings per share are calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities under the Company’s stock incentive plans. Dilutive securities, which include stock options and restricted stock, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted-average shares outstanding for the period. Stock options amounting to 783,000, 946,000 and 916,000 as of December 31, 2006, 2005, and 2004, respectively, have been excluded from the diluted per share calculations, since their effect would be antidilutive. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS 128:

	For the Year Ended December 31,
	2006	2005	2004

Weighted-average common shares outstanding	20,046,000	19,888,000	20,050,000
Effect of dilutive securities:
Restricted stock & employee stock purchase plan	113,000	5,000
Stock options	237,000	425,000	602,000
Weighted-average common shares outstanding and common share equivalents	20,396,000	20,318,000	20,652,000

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 - Due from Factors and Accounts Receivable

The Company sells substantially all of its accounts receivable to its factors, without recourse, subject to credit limitations established by the factor for each individual account. Certain accounts receivable in excess of established limits are factored with recourse. Included in amounts due from factors at December 31, 2006 and 2005 is accounts receivable subject to recourse totaling approximately $677,000 and $1,115,000 respectively. The agreements with the factors provide for payment of a service fee on receivables sold.

At December 31, 2006 and 2005, the balance due from factors, which includes chargebacks, is net of allowances for returns, discounts, and other deductions of approximately $8,956,000 and $8,068,000, respectively. The allowances are provided for known chargebacks reserved for but not written off the Company’s financial records and for potential future customer deductions based on management’s estimates.

In the ordinary course of business, the Company has accounts receivable that are non-factored and are at the Company’s risk. At December 31, 2006 and 2005, the accounts receivable balance includes allowance for doubtful accounts and consumer direct sales returns of approximately $1,029,000 and $1,108,000. These customers include non-factored accounts and credit card receivables from third-party service providers. The allowances provided for sales returns are for potential future retail customer merchandise returns based on management’s estimates. The allowance for doubtful accounts is provided for estimated losses resulting from the inability of its customers to make required payments.

Note 4 - Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005
Property and equipment—at cost:
Land	$5,462,000	-
Building and building improvements	33,356,000	-
Furniture and fixtures	30,115,000	$27,871,000
Machinery and equipment	25,607,000	17,473,000
Leasehold improvements	37,091,000	50,212,000
	131,631,000	95,556,000
Less accumulated depreciation	59,490,000	52,581,000
Net property and equipment	$72,141,000	$42,975,000

In June 2006, the Company finalized the purchase of its corporate headquarters building, located in New York City, for a purchase price of approximately $24 million, which is included in building and building improvements, and land at cost. Approximately $15 million of leasehold improvements were reclassified to building and building improvements during 2006.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5 - Impairment of Long-Lived Assets

In 2006 and 2004, the Company recorded non-cash asset impairment charges of $121,000 and $448,000, respectively. Management reviews its retail stores’ estimated undiscounted future cash flows and determines whether or not a write-down to current value is required. The impairment charges related to stores’ leasehold improvements, and furniture and fixtures, and were separately disclosed in the accompanying Consolidated Statements of Income.

Note 6 - Foreign Currency Transactions, Derivative Instruments and Hedging Activities

The Company, in the normal course of business, routinely enters into forward contracts in anticipation of future purchases of inventory denominated in foreign currencies. These forward contracts are used to hedge against the Company’s exposure to changes in Euro exchange rates to protect the purchase price of merchandise under such commitments. The Company has classified these contracts as cash flow hedges under SFAS 133. The Company had no forward contracts outstanding as of December 31, 2006, and had $7,000,000, and $24,000,000 outstanding at December 31, 2005 and 2004, respectively.

All terms and conditions of the forward contracts are included in the measurement of the related hedge effectiveness. The critical terms of the forward contracts are the same as the underlying forecasted transactions; therefore changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during 2006, 2005, and 2004. At December 31, 2006, the Company had no unrealized gains or losses, as no forward contracts were outstanding. Unrealized gains and losses are typically included in Accumulated Other Comprehensive Income in the Consolidated Statements of Changes in Shareholders’ Equity and as an adjustment to inventory, which is the underlying exposure on the Consolidated Balance Sheet. The unrealized gains and/or losses would then be reclassified from Accumulated Other Comprehensive Income into earnings based upon the actual executions of forward contracts to purchase merchandise and the Company’s ultimate sale of that merchandise.

Note 7 - Segment Reporting

The Company has three reportable segments: Wholesale, Consumer Direct, and Licensing. The Wholesale segment designs and sources a broad range of fashion footwear, handbags and accessories and markets its products for sale to more than 6,000 department and specialty store locations and to the Company’s Consumer Direct segment. The Consumer Direct segment markets a broad selection of the Company’s branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full-price retail stores, Company Stores, catalogs, and e-commerce (at website addresses www.kennethcole.com and www.kennethcolereaction.com). The Licensing segment, through third-party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in approximately 30 apparel and accessories categories for both men and women. The Company maintains control over quality, image and distribution of the licensees. This segment primarily consists of royalties earned on licensee sales to third parties of the Company’s branded products and royalties earned on the purchase and sale to foreign retailers, distributors, or to consumers in foreign countries. The Company’s reportable segments are business units that offer products to overlapping consumers through different channels of distribution. Each segment is managed separately, although planning, implementation and results are

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7 - Segment Reporting (continued)

reviewed internally by the executive management committee. The Company evaluates performance of each of its segments and allocates resources based on profit or loss before elimination of intersegment profit, unallocated corporate overhead, stock-based compensation expense and income taxes for each segment. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Intersegment sales between the Wholesale and Consumer Direct segment include a markup, which is eliminated in consolidation. Financial information of the Company’s reportable segments is as follows (dollars in thousands):

		Consumer
	Wholesale	Direct	Licensing	Totals
Year Ended December 31, 2006 (4)
Revenues	$314,981	$177,301	$44,217	$536,499
Intersegment revenues	38,534			38,534
Interest income, net	4,875			4,875
Depreciation expense	3,454	7,197	4	10,655
Impairment of long-lived assets		121		121
Segment income (1)	42,228	(12,623)	34,562	64,167
Segment assets	254,752	64,914	44,348	364, 014
Expenditures for long-lived assets	24,063	15,870	9	39,942
Year Ended December 31, 2005 (4)
Revenues	$287,190	$186,870	$43,983	$518,043
Intersegment revenues	38,932			38,932
Interest income, net	4,151			4,151
Depreciation expense	3,059	6,333	8	9,400
Segment income (1) (2)	29,202	6,025	36,059	71,286
Segment assets	273,336	57,657	12,669	343,662
Expenditures for long-lived assets	3,048	10,817		13,865
Year Ended December 31, 2004 (4)
Revenues	$282,258	$191,180	$42,763	$516,201
Intersegment revenues	35,133			35,133
Interest income, net	1,411			1,411
Depreciation expense	2,745	5,087	12	7,844
Impairment of long-lived assets		448		448
Segment income (1)(3)	29,669	11,698	35,454	76,821
Segment assets	249,225	49,930	8,190	307,345
Expenditures for long-lived assets	3,150	6,949	2	10,101
(1)	Before elimination of intersegment profit, unallocated corporate overhead, stock-based compensation expense and income taxes.
(2)	Segment income for the Wholesale segment includes one-time payment of $0.8 million for severance.
(3)	Segment income for the Wholesale segment includes one-time payment of $1.1 million for costs associated with the Company’s transfer to a third-party distribution center.
(4)
In 2006, the Company reclassified its gift program from the Consumer Direct segment to the Wholesale segment. Net sales were less than 1% of consolidated sales. Amounts in 2005 and 2004 have been reclassified to conform to 2006 presentation.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7 - Segment Reporting (continued)

The reconciliation of the Company’s reportable segment revenues, profit and loss, and assets are as follows (dollars in thousands):

Revenues	2006	2005	2004
Revenues for reportable segments	$536,499	$518,043	$516,201
Intersegment revenues for reportable segments	38,534	38,932	35,133
Elimination of intersegment revenues	(38,534)	(38,932)	(35,133)
Total consolidated revenues	$536,499	$518,043	$516,201

Income
Total profit for reportable segments	64,167	71,286	$76,821
Elimination of intersegment profit	(10,272)	(11,005)	(9,303)
Unallocated corporate overhead & stock-based compensation expense	(12,032)	(10,767)	(9,690)
Total income before provision for income taxes	$41,863	$49,514	$57,828

Assets
Total assets for reportable segments	$364,014	$343,662	$307,345
Elimination of inventory profit in consolidation	(2,901)	(2,991)	(2,758)
Total consolidated assets	$361,113	$340,671	$304,587

Revenues from international customers were approximately 2.1%, 2.4%, and 1.9% of the Company’s consolidated revenues for the years ended December 31, 2006, 2005, and 2004 respectively.

Note 8 - Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consist of the following:
	December 31,
	2006	2005
Rent	$570,000	$723,000
Compensation	6,345,000	4,268,000
Customer credits	2,031,000	2,020,000
Other	1,979,000	1,764,000
	$10,925,000	$8,775,000

Note 9 - Short-term Borrowings

In 2005, one of the Company’s foreign subsidiaries entered into a promissory note with a financial institution, which provided the foreign subsidiary with $3,000,000. In addition, the Company entered into a Cash Collateral Pledge Agreement, for $3,000,000, with a financial institution, which served as collateral on the loan to the foreign subsidiary. This was included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. In 2006, the foreign subsidiary repaid the promissory note and, as a result, the collateral was released back to the Company.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 - Benefit Plans

A.	401(k) Plan

The Company’s 401(k) profit-sharing plan covers all non-union employees, subject to certain minimum age and length of service requirements who are permitted to contribute specified percentages of their salary up to the maximum permitted by the Internal Revenue Service. The Company is obligated to make a matching contribution and may make an additional discretionary contribution, as defined. Contributions to the plan for the years ended December 31, 2006, 2005 and 2004 were approximately $551,000, $487,000, and $395,000, respectively.

B.	Deferred compensation plans

The Kenneth Cole Productions, Inc. Deferred Compensation Plans are non-qualified plans maintained primarily to provide deferred compensation benefits for the Company’s Chief Executive Officer, as well as a select group of “highly compensated employees”, which includes certain Company management. The Company accounts for the investments in the deferred compensation plans as trading securities in accordance with SFAS 115. The amounts, deferred at the election of the employee, are invested based upon various asset alternatives. The assets are included in deferred compensation plan assets, and the related liability is included in deferred compensation plan liabilities.

In 2006, 2005 and 2004, the Company deposited $915,000 $1,215,000, and $1,516,000, respectively, into Supplemental Executive Retirement Plans (“SERP”) for certain key executives. The amounts have been recorded in Deposits and Sundry in the accompanying Consolidated Balance Sheets. These plans are non-qualified deferred compensation plans. Benefits payable under these plans are based upon the performance of the individual directed investments from the Company’s cumulative and future contributions. Benefits earned under the SERP begin vesting after 3 years from issuance, and become 60% vested after 9 years of service, 75% vested upon the participant retiring at age 60 or later and 100% vested if the employee dies while in the Company’s employment. The value of these investments at December 31, 2006 and 2005 were $5,287,000 and $5,818,000, respectively, which the Company accounts for as trading securities in accordance with SFAS 115. The unrealized gains and losses on the investments were recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Income. In addition, the Company has recorded an accumulated long-term vested benefit obligation of approximately $2,599,000 and $2,377,000 at December 31, 2006 and 2005, respectively, within Accrued rent and other long-term liabilities in the accompanying Consolidated Balance Sheets. In addition, SERP participants are covered by life insurance through a portion of the Company’s contribution.

C.	Employee Stock Purchase Plan

The Company sponsors a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s Class A Common Stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. For the years ended December 31, 2006, 2005, and 2004, employees purchased 17,897, 13,601, and 8,941 shares, respectively. Total shares purchased through December 31, 2006 were 94,452.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 - Stock -Based Compensation

The Company’s 2004 Incentive Stock Option Plan (the “Plan”), authorizes the grant of options to employees for up to 5,320,162 shares of the Company’s Class A Common Stock. The Company amended the Plan in 2005 and authorized an additional 1,000,000 shares. Certain options granted under the Plan vest in one-third increments in each of the first, second and third years following the date of grant, while certain other options vest over five years. Options granted under the Plan have ten-year terms. Non-employee Director stock options granted have ten-year terms and vest 50% on the first anniversary of the date of grant and become fully exercisable at the end of two years.

Effective January 1, 2006, the Company adopted SFAS 123R. The Company elected to use the modified prospective transition method to record stock-based compensation expense; therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with APB 25. As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted stock unit awards and stock option modifications.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-based awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. Also, the realization of tax benefits in excess of amounts recognized for financial reporting purposes is recognized in the Consolidated Statement of Cash Flows as a financing activity. In addition, the Company’s ESPP is now considered compensatory under SFAS 123R, due to the ESPP’s lookback feature and 15% purchase price discount.

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

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock option grants expire within 10 years and vest on a graded basis within two to five years from the date of grant. Restricted stock unit awards generally vest on a graded basis over a three to four year period or cliff vest after three years. All awards are expensed on a straight-line basis.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 - Stock-Based Compensation (continued)

The following table summarizes stock option activity for the years ended December 31, 2006, 2005 and 2004:

	Shares	Weighted- average exercise price per share
Outstanding as of December 31, 2003	2,931,335	$19.36

Granted	574,900	$32.97
Exercised	(398,113)	$12.97
Forfeited	(159,186)	$22.20
Outstanding as of December 31, 2004	2,948,936	$22.71

Granted	46,667	$29.28
Exercised	(312,064)	$15.01
Forfeited	(82,822)	$26.31
Outstanding as of December 31, 2005	2,600,717	$23.64

Granted	27,000	$24.73
Exercised	(203,283)	$16.28
Forfeited	(305,549)	$28.91
Outstanding as of December 31, 2006	2,118,885	$23.60

Exercisable as of December 31, 2006	1,890,137	$23.52

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006 and 2005 was $0.3 million and $0.6 million, respectively. The weighted-average remaining term for stock options outstanding and exercisable, as of December 31, 2006, was 4.8 years and 4.5 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2006 was $6.8 million and $6.7 million, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. The total fair value of options vested during the years ended December 31, 2006 and 2005 was $2.1 million and $3.4 million, respectively.

The intrinsic value related to the exercise of stock options was $1.9 million for the year ended December 31, 2006, which is currently deductible for tax purposes. The intrinsic value related to the exercise of stock options was $4.3 million for the year ended December 31, 2005. In addition, 91,808 treasury shares were re-issued for options exercised during the year ended December 31, 2006.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 - Stock-Based Compensation (continued)

The following table summarizes restricted stock unit activity for the years ended December 31, 2006 and 2005. No shares of restricted stock were granted prior to 2005.

Shares
Unvested as of January 1, 2005	--

Granted	158,044
Vested	(14,782)
Forfeited	(5,080)
Unvested as of December 31, 2005	138,182

Granted	515,616
Vested	(34,138)
Forfeited	(53,557)
Unvested as of December 31, 2006	566,103
Vested as of December 31, 2006	48,920

The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2006 and 2005 was $13.1 million and $4.7 million, respectively. The total grant-date fair value of restricted shares vested during the years ended December 31, 2006 and 2005 was $0.7 million and $0.3 million, respectively. The weighted-average remaining contractual term of unvested shares of restricted stock as of December 31, 2006 and 2005 was 2.5 years and 3.0 years, respectively.

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004

Net income, as reported	$33,526,000	$35,852,000
Add: Stock-based compensation, related to restricted stock, included in reported net income, net of related tax effect	852,000	--
Deduct: Stock-based employee compensation expense determined under fair value method, net of related tax effects	(7,318,000)	(3,429,000)
Pro forma net income	$27,060,000	$32,423,000
Earnings per share:
Basic - as reported	$1.69	$1.79
Basic - pro forma	$1.36	$1.62
Diluted - as reported	$1.65	$1.74
Diluted - pro forma	$1.33	$1.57

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 - Stock-Based Compensation (continued)

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

The following table summarizes the components and classification of stock-based compensation expense for the years ended December 31, 2006 and 2005.

	Year ended December 31, 2006	Year ended December 31, 2005
Stock options	$1,137,000	$100,000
Restricted stock units and employee stock purchase plan	2,056,000	1,159,000
Total stock-based compensation expense (1)	$3,193,000	$1,259,000

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

The following table summarizes the assumptions used to compute the weighted-average fair value of stock option grants:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Weighted-average volatility	48.3%	49.1%
Risk-free interest rate	5.1%	4.1%
Weighted-average dividend yield	2.9%	2.2%
Expected Term	3-9 years	3-9 years

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 - Stock-Based Compensation (continued)

The weighted-average volatility for the options granted during the current period was developed using historical volatility for periods equal to the expected term of the options. Prior to fiscal 2006, historical volatility was also used. An increase in the weighted-average volatility assumption will increase stock compensation expense. The expected volatility used in the calculation of the Company’s stock-based compensation expense for the year ended December 31, 2006 ranged from 32.4% to 69.4%.

The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

The dividend yield is a ratio that estimates the expected dividend payments to shareholders. The dividend yield is calculated by using the dividends declared per share and the Company’s stock price on the date of grant. An increase in the dividend yield will increase stock compensation expense. The dividend yields used in the calculations of the Company’s stock-based compensation expense for the year ended December 31, 2006 ranged from 0% (for grants prior to 2003) to 2.9%.

The expected term of the stock option grants was developed after considering vesting schedules, life of the option, historical experience and estimates of future exercise behavior patterns. An increase in the expected holding period will increase stock compensation expense.

The fair value of restricted stock was calculated by multiplying the Company’s stock price on the date of grant by the number of shares granted. This is currently being amortized over the vesting periods of the individual grants. SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates and by employee classification ranging from 20% to 100% for stock options, and 10% to 75% for restricted stock. As part of the Company’s forfeiture evaluation, the Company recorded a favorable adjustment of approximately $0.9 million for the year ended December 31, 2006. Estimated forfeitures will continue to be reassessed in subsequent periods and may change based on new facts and circumstances.

As of December 31, 2006, approximately $13.5 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 2.4 years.

In accordance with the guidance set forth in SFAS 123R, the Company reversed the deferred compensation amount in Shareholders’ Equity related to restricted stock as of January 1, 2006, and as such, all future compensation cost will be charged to compensation expense.

Note 12 - Income Taxes

In June 2006, the Company reached agreements with various taxing authorities which closed certain outstanding audit periods, for which the Company had previously established reserves. The Company recorded a tax benefit of approximately $600,000, net of certain tax liabilities that were established, for the year ended December 31, 2006.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 - Income Taxes (continued)

In 2004, Internal Revenue Code Section 965 was enacted, as part of the American Jobs Creation Act. This was a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate provided that specified conditions and restrictions are satisfied. In addition, FASB Staff Position FAS 109-2 was issued to provide accounting and disclosure guidance relating to the repatriation provision. In 2005, the Company’s Board of Directors approved and adopted a repatriation plan and, as such, the Company repatriated $12.5 million of unremitted foreign earnings, which resulted in a tax benefit of approximately $3.0 million for the year ended December 31, 2005, as a result of the Company providing for taxes for the foreign earnings at the prior statutory rate.

The components of income before provision for income taxes are as follows:

Years Ended December 31	2006	2005	2004
Domestic	$37,700,000	$45,341,000	$54,460,000
International	4,163,000	4,173,000	3,368,000
	$41,863,000	$49,514,000	$57,828,000

Significant items comprising the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Inventory allowances and capitalization	$2,197,000	$1,927,000
Allowance for doubtful accounts and sales allowances	538,000	940,000
Deferred rent	4,451,000	4,449,000
Deferred compensation	11,337,000	10,137,000
Asset impairment	1,396,000	1,835,000
Depreciation	166,000	-
Deferred Income - Licensing Agreements	586,000	791,000
Stock-based compensation	1,246,000	-
Other	42,000	511,000
	$21,959,000	$20,590,000
Deferred tax liabilities:
Depreciation	-	(1,662,000)
Tax effect on unrealized gains on available-for-sale securities	(703,000)	(381,000)
Undistributed foreign earnings	(3,407,000)	(375,000)
	(4,110,000)	(2,418,000)
Net deferred tax assets	$17,849,000	$18,172,000

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 - Income Taxes (continued)

The provision for income taxes consists of the following:
	December 31,
	2006	2005	2004
Current:
Federal	$13,402,000	$19,477,000	$21,005,000
State and local	1,465,000	1,882,000	2,483,000
Foreign	231,000	420,000	197,000
	15,098,000	21,779,000	23,685,000
Deferred:
Federal	-	(5,486,000)	(1,574,000)
State and local	-	(305,000)	(135,000)
	-	(5,791,000)	(1,709,000)
	$15,098,000	$15,988,000	$21,976,000

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.5%	3.0%	3.0%
Repatriation Benefit	--	(5.7%)	--
Favorable adjustment to state tax accruals from audit settlement	(1.4)%	--	--
	36.1%	32.3%	38.0%

Note 13 - Commitments and Contingencies

A. Operating leases and Other Property Agreements

 The Company leases office, retail and warehouse facilities under non-cancelable operating leases between 5 and 20 years with options to renew at varying terms. Future minimum lease payments for non-cancelable leases with initial terms of one year or more consisted of the following at December 31, 2006:

2007	$25,851,000
2008	25,349,000
2009	24,190,000
2010	22,162,000
2011	19,609,000
Thereafter	58,719,000
Total minimum cash payments	$175,880,000

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 - Commitments and Contingencies (continued)

A. Operating leases and Other Property Agreements (continued)

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

Rent expense is as follows:

	For the years ended December 31,
	2006	2005	2004
Minimum Rent	$27,894,000	$27,711,000	$24,340,000
Contingent Rent and other	6,972,000	6,413,000	7,530,000
Total Rent Expense	$34,866,000	$34,124,000	$31,870,000

Sub-tenants rental income for 2006, 2005, and 2004 was $855,000, $849,000, and $1,073,000, respectively. Future minimum rental income from sub-tenants is $34,000 for 2007. Future minimum rental income from sub-tenants does not include rent escalation and other charges that are subsequently passed through to the sub-tenant.

In 2004, the Company entered into a new 10-year lease for 51,000 square feet of office space in Secaucus, New Jersey for its administrative offices and completed the move in June 2004. Also, in 2004, the Company’s distribution facility was moved to a third-party public warehouse and distribution center in New Jersey. In addition, the Company also leases a 23,500 square foot facility in Secaucus used for Company Store space, as well as an additional distribution warehousing facility. The Company also has a technical and administrative office in Florence, Italy, and signed a lease for a similar office in China in 2005. The Company does not own or operate any manufacturing facilities.

The Company leases space for all of its 54 full-priced retail stores (aggregating approximately 253,000 square feet) and 40 Company Stores (aggregating approximately 204,000 square feet). Generally, the leases provide for an initial term of five to ten years and certain leases provide for renewal options permitting the Company to extend the term thereafter.

B.	Letters of credit

The Company was contingently liable for $196,000 of open letters of credit as of December 31, 2006, and was not contingently liable for any open letters of credit as of December 31, 2005. In addition, at December 31, 2006 and 2005, the Company was contingently liable for approximately $3,067,000 and $6,679,000 of standby letters of credit, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 - Commitments and Contingencies (continued)

C.	Concentrations

In the normal course of business, the Company sells to major department stores and specialty retailers and believes that its broad customer base will mitigate the impact that financial difficulties of any such retailers might have on the Company’s operations. The Company had no customer account for more than 10% of consolidated net sales for the years ended December 31, 2006, 2005, and 2004.

The Company sources each of its product lines separately, based on the individual design, styling and quality specifications of such products. The Company primarily sources its products directly or indirectly through manufacturers in Italy, Spain, Brazil, and China. However, approximately 46% of total handbag purchases came from two manufacturers in China during the years ended December 31, 2006 and 2005. Approximately 39% and 21% of Kenneth Cole and Kenneth Cole Reaction men’s footwear purchases were from one manufacturer in China utilizing many different factories during the years ended December 31, 2006 and December 31, 2005, respectively. Approximately 55% of Kenneth Cole Reaction ladies’ footwear purchases were sourced through two Chinese manufacturers during the year ended December 31, 2006, and 44% were purchased from one Chinese manufacturer during the year ended December 31, 2005. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company’s production needs.

D.	Severance

In 2005, the Company entered into an agreement with a senior executive of the Company relating to termination of employment and the Company incurred approximately $900,000 of severance and other benefits related to such agreement, substantially all in 2005.

In 2004, in conjunction with the Company’s decision to close its east coast distribution center and transfer the operation to a third-party service provider, the Company entered into a shutdown agreement in 2004, with a local affiliate of the International Leather Goods, Plastics, Handbags and Novelty Workers Union, Local I Division of Local 342-50 United Food and Commercial Workers Union, which provided for, among other things, severance payments for employees covered by the expiring collective bargaining agreement. In connection with this transition, the Company incurred approximately $1.1 million in aggregate costs, including severance from the aforementioned agreement, the write-off of unamortized leasehold improvements and moving costs. These costs were expensed as incurred in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activity” and recorded in Selling, general and administrative expenses in the Consolidated Statement of Income. As of December 31, 2006 and 2005, the Company did not have any employees covered under a collective bargaining agreement with a local union.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 - Commitments and Contingencies (continued)

E.	Lines of Credit Facilities

In December 2006, the Company entered into a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”), with various lenders, which provides up to $100.0 million to finance working capital requirements and letters of credit to finance the Company's inventory purchases. A portion of the Revolving Credit Facility not in excess of $25.0 million shall be available for the issuance of standby letters of credit. The full amount of the Revolving Credit Facility shall be available for the issuance of commercial letters of credit. The Revolving Credit Facility requires, among other things, that the Company comply with a maximum leverage ratio and various covenants on indebtedness, dissolutions, mergers, asset sales, pledges and changes in lines of business, as defined. Failure by the Company to comply with these covenants could reduce the borrowings available under the Revolving Credit Facility. If an event of default occurs, borrowings and interest are payable immediately, unless cured as defined, allowing borrowings to continue during the cure period. Loans under the Revolving Credit Facility bear an interest rate equal to the Alternate Base Rate (defined as the higher of the Prime Rate or the Federal Funds Rate plus 0.5%) or the Adjusted LIBOR rate plus applicable margin as defined within the agreement as elected by the Company. The Company incurs facility fees of ten basis points on the face amount of the Revolving Credit Facility. No fees were paid by the Company for advances or issuances of letters or credit under the Revolving Credit Facility as none were outstanding during the period ended December 31, 2006. During 2006, the Company did not borrow under the Revolving Credit Facility.

The Company also has an existing Line of Credit Facility (the “Facility”) with another bank that, as amended, allows for uncommitted borrowings, letters of credit and banker’s acceptances subject to individual maximums and in the aggregate, an amount not to exceed the lesser of $25.0 million or a “Borrowing Base.” The Borrowing Base is calculated on a specified percentage of eligible amounts due under factoring arrangements, eligible non-factored accounts receivable, and eligible inventory. Borrowings under the revolving loan portion of the Facility (“Advances”) are due on demand. The Company may pay down and re-borrow at will under the Facility. Advances bear interest at the Alternate Base Rate (defined as the higher of the Prime Rate or the Federal Funds in effect at borrowing date plus 1/2 of 1%) or the Note Rate (which will be agreed upon between the lender and the Company). There were no outstanding advances under this agreement at December 31, 2006, and 2005. Amounts available under the Facility at December 31, 2006 were reduced by $3,300,000 of standby and open letters of credit. In connection with the line of credit, the Company has agreed to eliminate all the outstanding advances under the Facility for at least 30 consecutive days during each calendar year, which the Company has complied with. In addition, borrowings under the line of credit are secured by certain assets of the Company.

F.	Other

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

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 - Commitments and Contingencies (continued)

F.	Other (continued)

worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law.  The lawsuit sought damages, penalties, restitution, equitable relief, interest and attorneys’ fees and costs.  In September 2006, counsel for the plaintiffs agreed to dismiss the purported class action.  In October 2006, the individual plaintiff and the Company executed a settlement agreement, for a nominal amount, for his individual claim and the Court entered final judgment in the case, which settlement included plaintiff’s attorneys’ fees as well as court costs. All amounts due under the final judgment have now been paid and the period for any appeal has now been exhausted. The settlement did not have a material impact on the Company’s financial statements.

In September 2004, a purported class action lawsuit was filed against the Company in the Superior Court of California for the County of Los Angeles.  The individual plaintiffs were current or former store managers or assistant managers who brought a suit on behalf of themselves and other similarly situated store managers and assistant managers.  Among other claims, the plaintiffs alleged that they worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law.  The lawsuit sought damages, penalties, restitution, reclassification and attorneys’ fees and costs.  In January 2006, the Company reached an agreement in principle to settle the matter, and the parties filed a fully executed Stipulation of Class Settlement and Release.  In June 2006, the Court entered final judgment in the case, which settlement included the plaintiffs’ attorneys’ fees as well as court and claims administration costs.  All amounts due under the final judgment have now been paid and the period for any appeal has now been exhausted.  The settlement did not have a material impact on the Company’s financial statements.

In July 2006, an Italian footwear manufacturer served the Company with a complaint claiming that the Company is selling certain styles of footwear that infringe on its patents.  The complaint seeks unspecified monetary relief and an injunction to prohibit the Company from selling allegedly infringing shoes.  In December 2006, the Company entered into a settlement agreement which resulted in an order from the Federal Court of the Southern District of New York for dismissal on January 17, 2007. The settlement did not have a material impact on the Company’s financial statements.

The Company is, from time to time, a party to other litigation that arises in the normal course of its business operations.  The Company is not presently a party to any other litigation that it believes might have a material adverse effect on its business operations.

Note 14 - Shareholders’ Equity

A.	Common stock

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

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 - Shareholders’ Equity (continued)

A.	Common stock (continued)

approval, except that Class A Common Shareholders vote separately as a class to elect 25% of the Board of Directors of the Company. Shares of neither class of common stock have preemptive or cumulative voting rights.

B.	Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time as determined by the Board of Directors of the Company, without shareholder approval. Such preferred stock may be issued in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors.

C.	Common Stock Repurchase

During 2006, the Company repurchased 300,000 of its shares at an aggregate price of $7.2 million. No shares were repurchased in 2005. In December 2004, the Company repurchased 500,000 of its shares from Liz Claiborne, Inc. at an aggregate price of $13.9 million, which were originally acquired by Liz Claiborne, Inc. in connection with its licensing agreement with the Company. The Company’s stock purchase plan authorizes the repurchase of an aggregate of 4,250,000 of shares of Class A common stock. In 2006, the Company’s Board of Directors increased the authorization for the Company’s repurchase plan by approximately 1,138,400 shares. The Company had 1,700,000 and 861,600 shares available for repurchase as of December 31, 2006 and 2005, respectively.

Note 15 - Licensing Agreements

In November 2006, the Company amended its license agreement with Paul Davril Inc. (“PDI”), which covers the manufacture and distribution of men’s and women’s sportswear under the Kenneth Cole New York trademark and men’s sportswear under the Kenneth Cole Reaction trademark. The amended agreement allows the Company to assume control of its Kenneth Cole New York sportswear categories in 2007. In January 2007, the Company reached an agreement with PDI to end its license agreement at the end of 2007 and assume control over its Kenneth Cole Reaction sportswear business in 2007. These amendments are expected to cause a reduction in licensing royalties of approximately $5 million to $6 million before considering any 2007 growth in other licenses. In addition, the Company expects incremental advertising and infrastructure costs of approximately $3 million to $5 million before implementing any mitigating actions.

In 2005, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Bernard Chaus, Inc., (“Chaus”), pursuant to which the Company purchased 6,000,000 shares of Chaus common stock for an aggregate purchase price of $6,000,000. The Stock Purchase Agreement provides the Company with one demand and one piggyback registration right. The Company recorded the shares at their fair value at the date of acquisition, and classified the shares as “available for sale”

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15 - Licensing Agreements (continued)

under SFAS 115, which is included in Deposits and sundry in the accompanying Consolidated Balance Sheets. As of December 31, 2006 and 2005, the Company recorded unrealized gains of $72,000 and $414,000, respectively, net of taxes, related to the Chaus shares, in Accumulated Other Comprehensive Income in the accompanying Statements of Changes in Shareholders’ Equity.

In addition, the Company also entered into a license agreement (“License Agreement”) with Chaus, dated June 13, 2005. The License Agreement grants Chaus an exclusive license to design, manufacture, sell and distribute women’s sportswear under the Company’s trademark, Kenneth Cole Reaction. The initial term of the License Agreement expires on December 31, 2010. Chaus has the option to renew the License Agreement for an additional term of three years if it meets specified sales targets and is in compliance with the License Agreement. The License Agreement provides that the Company receives payment of specified royalties on net sales. The License Agreement also requires Chaus to achieve certain minimum sales levels, to pay certain minimum royalties and to maintain a minimum net worth. Chaus is also obligated to pay specified percentages of net sales to support advertising and to expend a specified amount in the period ending December 31, 2007 to support the initial launch of the Licensed Products, as defined.

In November 2004, the Company entered into a licensing agreement with G-III Apparel Group, LTD (“G-III”), in connection with worldwide manufacture, sale, and distribution of women’s and men’s outerwear. The agreement commenced on January 1, 2005 and continues through December 31, 2008, with options to renew based on certain milestones to be met by G-III. As part of the agreement, the Company earns royalties based on a percentage of G-III’s net sales. The Company will receive $3,000,000 over the term of the agreement, as consideration for the grant of the license, and also received 50,000 shares of G-III’s unregistered stock, with a value of $297,000 at the date of receipt. The cash and stock consideration are being amortized over the term of the agreement as part of the royalty stream. In addition, the Company recorded the shares as an “available for sale” investment under SFAS 115, which is included in Deposits and sundry in the accompanying Consolidated Balance Sheets.

Note 16 - Related Party Transactions

The Company has an exclusive license agreement with Iconix Brand Group, Inc., formerly Candies, Inc., and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women’s, men’s and children’s footwear. The Chief Executive Officer and Chairman of Iconix is the brother of the Company’s Chief Executive Officer and Chairman. The initial term of the agreement is through December 31, 2007, with options to renew through December 31, 2016 based upon the Company reaching certain sales thresholds. Management believes that the license agreement with Iconix was entered into at arm’s-length. During these periods, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement. The Company recorded approximately $1,400,000 and $1,260,000 in aggregate royalty and advertising expense with respect to Iconix for the years ended December 31, 2006 and December 31, 2005, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17 - New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. FIN 48 is effective for the Company on January 1, 2007. Based on the Company’s evaluation and analysis, FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements and impact of FAS 157 on the Company’s consolidated financial statements, and will adopt the provisions on January 1, 2008. FAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

Also in September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132- R” (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This statement is effective for the Company as of December 31, 2006, but did not have an impact on the Company’s consolidated financial statements as the Company does not sponsor a defined benefit pension or postretirement plan.

In June 2006, the Emerging Issues Task Force (the “Task Force”) issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (the “Issue”). The Task Force reached a consensus that the scope of this Issue includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes.  The Task Force also reached a consensus that the presentation of taxes within the scope of this Issue on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” An entity is not required to reevaluate its existing policies related to taxes assessed by a governmental authority as a result of this consensus.  In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant.  The Company currently uses the net basis. The Company adopted this Issue on January 1, 2007 and determined that it had no impact on its consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 18- Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2006 and 2005 appear below (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net sales	$112,201	$124,877	$132,839	$122,365
Royalty revenue	10,374	10,384	10,850	12,609
Net revenues	122,575	135,261	143,689	134,974
Gross profit	51,297	56,736	62,372	61,422
Operating income	3,650	8,145	13,622	11,571
Net income	3,064	6,487	9,220	7,994
Earnings per share basic	$0.15	$0.32	$0.46	$0.40
Earnings per share diluted	$0.15	$0.32	$0.45	$0.39
Dividends Declared	$0.18	$0.18	$0.18	$0.18
2005
Net sales	$120,292	$109,281	$124,720	$119,767
Royalty revenue	9,606	10,054	11,059	13,264
Net revenues	129,898	119,335	135,779	133,031
Gross profit	56,166	55,369	60,533	62,248
Operating income	11,184	11,208	12,618	10,353
Net income	7,489	7,708	10,853	7,476
Earnings per share basic	$0.38	$0.39	$0.54	$0.37
Earnings per share diluted	$0.37	$0.38	$0.53	$0.37
Dividends Declared	$0.16	$0.16	$0.16	$0.18

Note 19- Subsequent Event

On February 21, 2007, the Board of Directors declared a quarterly cash dividend of $0.18 per share payable on March 23, 2007 to shareholders of record at the close of business on March 8, 2007.

Kenneth Cole Productions, Inc.
Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2006, 2005, and 2004

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period

Year ended December 31, 2006
Allowance for doubtful accounts	$(298,000)	$(211,000)	$260,000	$(249,000)
Reserve for returns and sales allowances	$(8,068,000)	$(18,735,000)	$17,847,000	$(8,956,000)
	$(8,366,000)	$(18,946,000)	$18,107,000	$(9,205,000)

Year ended December 31, 2005
Allowance for doubtful accounts	$(302,000)	$(290,000)	$294,000	$(298,000)
Reserve for returns and sales allowances	$(8,377,000)	$(20,064,000)	$20,373,000	$(8,068,000)
	$(8,679,000)	$(20,354,000)	$20,667,000	$(8,366,000)

Year ended December 31, 2004
Allowance for doubtful accounts	$(475,000)	$(54,000)	$227,000	$(302,000)
Reserve for returns and sales allowances	$(9,425,000)	$(23,535,000)	$24,583,000	$(8,377,000)
	$(9,900,000)	$(23,589,000)	$24,810,000	$(8,679,000)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNETH COLE PRODUCTIONS, INC.

By /s/ KENNETH D. COLE
Kenneth D. Cole
Chief Executive Officer

Date: March 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH D. COLE	Chief Executive Officer and Chairman of the Board	March 2, 2007
Kenneth D. Cole

/s/ JOEL NEWMAN	Vice Chairman & Chief Operating Officer	March 2, 2007
Joel Newman

/s/ DAVID P. EDELMAN	Chief Financial Officer	March 2, 2007
David P. Edelman

/s/ ROBERT C. GRAYSON	Director	March 2, 2007
Robert C. Grayson

/s/ DENIS F. KELLY	Director	March 2, 2007
Denis F. Kelly

/s/ PHILIP R. PELLER	Director	March 2, 2007
Philip R. Peller

/s/ MARTIN E. FRANKLIN	Director	March 2, 2007
Martin E. Franklin