Form 10-Q
period 2007-03-31
COLE KENNETH PRODUCTIONS INC
filed 2007-05-03
CIK 921691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

 Large accelerated filer ( )   Accelerated filer (X)  Non-accelerated filer ( )  as defined in Rule 12b-2 of the Exchange Act.

 Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	May 1, 2007
Class A Common Stock ($.01 par value)	12,148,822
Class B Common Stock ($.01 par value)	3,448,409

Kenneth Cole Productions, Inc.

Index to 10-Q

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2007	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$ 92,192,000	$ 105,441,000
Marketable securities	12,800,000	12,250,000
Due from factors	49,718,000	35,536,000
Accounts receivable, net	15,917,000	19,641,000
Inventories, net	46,736,000	46,274,000
Prepaid expenses and other current assets	2,244,000	2,779,000
Deferred taxes, net	3,154,000	2,739,000
Total current assets	222,761,000	224,660,000

Property and equipment, at cost, less accumulated
depreciation and amortization	72,314,000	72,141,000

Other assets:
Deferred taxes, net	15,983,000	15,110,000
Deposits and sundry	17,954,000	17,107,000
Deferred compensation plans’ assets	34,342,000	32,095,000
Total other assets	68,279,000	64,312,000

Total assets	$ 363,354,000	$ 361,113,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(Unaudited)

	March 31, 2007	December 31, 2006
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$ 29,723,000	$ 36,554,000
Accrued expenses and other current liabilities	8,938,000	10,925,000
Deferred income	6,892,000	3,958,000
Income taxes payable	2,178,000	3,361,000
Total current liabilities	47,731,000	54,798,000

Accrued rent and other long-term liabilities	19,114,000	16,544,000
Deferred compensation plans’ liabilities	34,342,000	32,095,000

Commitments and contingencies

Shareholders' equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized, none outstanding
Class A Common Stock, par value $.01, 20,000,000 shares authorized; 15,592,999 and 15,587,651 issued as of March 31, 2007 and December 31, 2006, respectively	156,000	156,000
Class B Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	80,000	80,000
Additional paid-in capital	94,362,000	92,041,000
Accumulated other comprehensive income	2,383,000	1,884,000
Retained earnings	249,479,000	249,653,000
	346,460,000	343,814,000
Class A Common Stock in treasury, at cost, 3,453,909 and 3,596,592 shares as of March 31, 2007 and December 31, 2006, respectively	(84,293,000)	(86,138,000)
Total Shareholders’ Equity	262,167,000	257,676,000

Total Liabilities and Shareholders’ Equity	$ 363,354,000	$ 361,113,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Net sales	$ 119,868,000	$ 112,201,000
Royalty revenue	9,470,000	10,374,000
Net revenues	129,338,000	122,575,000
Cost of goods sold	76,784,000	71,278,000
Gross profit	52,554,000	51,297,000

Selling, general and administrative expenses	48,221,000	47,647,000
Operating income	4,333,000	3,650,000
Interest and other income, net	1,261,000	1,252,000
Income before provision for income taxes	5,594,000	4,902,000
Provision for income taxes	2,154,000	1,838,000
Net income	$ 3,440,000	$ 3,064,000

Earnings per share:
Basic	$ 0.17	$ 0.15
Diluted	$ 0.17	$ 0.15

Dividends declared per share	$ 0.18	$ 0.18

Shares used to compute earnings per share:
Basic	20,079,000	20,109,000
Diluted	20,393,000	20,422,000

                       See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated Other		Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Retained Earnings	Number of Shares	Amount	Total
Shareholders’ equity January 1, 2007	15,587,651	$156,000	8,010,497	$80,000	$92,041,000	$1,884,000	$249,653,000	(3,596,592)	$(86,138,000)	$257,676,000
Net income							3,440,000			3,440,000
Translation adjustment from Foreign currency, net of taxes of $52,000						83,000				83,000
Unrealized gains on available for sale securities, net of taxes of $260,000						416,000				416,000
Comprehensive income										3,939,000
Stock-based compensation expense					1,316,000					1,316,000
Exercise of stock options, and related tax benefits of $515,000	142,683				2,741,000					2,741,000
Issuance of Class A Common Stock from ESPP	5,348				109,000					109,000
Reissuance of Treasury Shares	(142,683)				(1,845,000)			142,683	1,845,000	-
Dividends paid on common stock							(3,614,000)			(3,614,000)
Shareholders’ equity March 31, 2007	15,592,999	$156,000	8,010,497	$80,000	$94,362,000	$2,383,000	$249,479,000	(3,453,909)	$(84,293,000)	$262,167,000

See accompanying notes to condensed consolidated financial statements

           Kenneth Cole Productions, Inc. and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

  (Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$ 3,440,000	$ 3,064,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,078,000	2,712,000
Unrealized gain on deferred compensation plans	(1,004,000)	(1,393,000)
Provision for doubtful accounts	102,000	43,000
(Benefit from) / provision for deferred taxes	(1,548,000)	236,000
Unrealized gains from available-for-sale securities	(416,000)	(205,000)
Stock-based compensation expense	1,316,000	671,000
Excess tax benefit from stock option exercises	(515,000)	(84,000)
Changes in operating assets and liabilities:
Increase in due from factors	(14,182,000)	(8,571,000)
Decrease in accounts receivable	3,622,000	1,576,000
Increase in inventories	(462,000)	(8,070,000)
Decrease in prepaid expenses and other current assets	535,000	335,000
Increase in other assets	(998,000)	(1,431,000)
(Decrease)/increase in accounts payable	(6,83l,000)	2,258,000
Increase/(decrease) in deferred income, accrued expenses and other current liabilities	1,027,000	(55,000)
Decrease in income taxes payable	(668,000)	(2,017,000)
Increase in other long-term liabilities	4,817,000	2,677,000
Net cash used in operating activities	(8,687,000)	(8,254,000)
Cash flows from investing activities
Acquisition of property and equipment	(3,251,000)	(5,333,000)
Proceeds from sale of marketable securities	--	44,150,000
Purchases of marketable securities and other investments	(550,000)	--
Net cash (used in) / provided by investing activities	(3,801,000)	38,817,000
Cash flows from financing activities
Tax benefit from stock option exercises	515,000	84,000
Proceeds from exercise of stock options	2,226,000	1,827,000
Proceeds from employee stock purchase plan	109,000	100,000
Dividends paid to shareholders	(3,614,000)	(3,627,000)
Net cash used in financing activities	(764,000)	(1,616,000)
Effect of exchange rate changes on cash	3,000	(2,000)
Net (decrease)/increase in cash	(13,249,000)	28,945,000
Cash and cash equivalents, beginning of period	105,441,000	63,747,000
Cash and cash equivalents, end of period	$92,192,000	$92,692,000
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,000	$64,000
Income taxes, net	$1,983,000	$3,725,000

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

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The consolidated balance sheet at December 31, 2006, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.  Stock-Based Compensation

The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock options, restricted stock, and other equity-based awards, and accounts for the related stock-based compensation under Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”), as described in Note 11 to the Company’s Consolidated Financial Statements for the year ended December 31, 2006.

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock option grants expire within 10 years and vest on a graded basis within two to five years from the date of grant.  Restricted stock unit awards generally vest on a graded basis over a three to four year period or cliff vest after three years.  No stock options were granted during the three months ended March 31, 2007 and 2006, respectively.  During the three months ended March 31, 2007, 15,000 shares of restricted stock were granted, while no shares of restricted stock were granted during the three months ended March 31, 2006.  In addition, 142,683 treasury shares were re-issued for stock options exercised during the three months ended March 31, 2007.  Stock options outstanding and unvested restricted stock amounted to 1,937,069 and 515,189 shares, respectively, as of March 31, 2007.

The following table summarizes the components of stock-based compensation expense for the three months ended March 31, 2007 and 2006, all of which is included in Selling, general, and administrative expenses in the Consolidated Statements of Income.

.

	Three months ended March 31, 2007	Three months ended March 31, 2006
Stock options	$ 389,000	$532,000
Restricted stock units and employee stock purchase plan	927,000	139,000
Total stock-based compensation expense	$1,316,000	$671,000

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.  Stock-Based Compensation (continued)

The fair value of stock options was estimated using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants.

	Three months ended March 31, 2007	Three months ended March 31, 2006
Weighted-average volatility	65.8%	66.1%
Risk-free interest rate	3.2% to 5.2%	3.2% to 5.0%
Weighted-average dividend yield	0.5%	0.5%
Expected Term	3-9 years	3-9 years

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

The fair value of restricted stock was calculated by multiplying the Company’s stock price on date of grant by the number of shares granted and is currently being amortized over the vesting periods of the individual grants.

      SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates by employee classification.  Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

As of March 31, 2007, approximately $11.4 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 2.1 years.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.  Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.”  Basic earnings per share is calculated by dividing net income by weighted average common shares outstanding.  Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of stock options and vesting of restricted stock under the Company’s stock incentive plans.

                                                       Three Months Ended

	March 31, 2007	March 31, 2006
Weighted average common
shares outstanding	20,079,000	20,109,000
Effect of dilutive securities:
Restricted stock & ESPP	207,000	--
Stock options	107,000	313,000
Weighted average common
shares outstanding and common
share equivalents	20,393,000	20,422,000

Stock options outstanding as of March 31, 2007 and 2006, in an aggregate amount of 763,242 and 864,167, respectively, have not been included in the diluted per share calculations since their effect would be antidilutive.

4.  Comprehensive Income

Comprehensive income is comprised of net income, the effect of foreign currency translation, changes in unrealized gains and losses on forward exchange contracts and available-for-sale securities.  Comprehensive income for the three-month periods ended March 31, 2007 and 2006 amounted to $3,939,000 and $3,435,000, respectively.

5.  Derivative Instruments and Hedging Activities

In the normal course of business, the Company routinely enters into forward contracts in anticipation of future purchases of inventory denominated in Euros.  These forward contracts are used to hedge against the Company’s exposure to changes in Euro exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation. The Company has classified these contracts as cash flow hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedge Activities.”  The Company had no outstanding forward contracts as of March 31, 2007.  No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings the quarter ended March 31, 2007 and no unrealized gains or losses were recognized, as no forward contracts were outstanding.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.  Segment Information

The Company has three reportable segments: Wholesale, Consumer Direct, and Licensing.  The Wholesale segment designs and sources a broad range of fashion footwear, handbags and accessories and markets its products for sale to more than 6,000 department and specialty store locations and to the Company’s Consumer Direct segment.  The Consumer Direct segment markets a broad selection of the Company’s branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full-price retail stores, Company Stores, catalogs, and e-commerce (at website addresses www.kennethcole.com and www.kennethcolereaction.com). The Licensing segment, through third-party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in approximately 30 apparel and accessories categories for both men and women.  The Company maintains control over quality, image and distribution of the licensees.  This segment primarily consists of royalties earned on licensee sales to third parties of the Company’s branded products and royalties earned on the purchase and sale to foreign retailers, distributors, or to consumers in foreign countries. The Company’s reportable segments are business units that offer products to overlapping consumers through different channels of distribution.  Each segment is managed separately, although planning, implementation and results are reviewed internally by the executive management committee.  The Company evaluates performance of each of its segments and allocates resources based on profit or loss before unallocated corporate overhead, stock-based compensation expense and income taxes for each segment.

Financial information of the Company’s reportable segments is as follows (in thousands):

		Three Months Ended
		March 31, 2007
		Consumer
	Wholesale	Direct	Licensing	Totals
Revenues from external customers	$82,944	$36,924	$9,470	$129,338
Intersegment revenues	$6,604			$6,604
Segment income (1)	$9,543	$(7,952)	$7,152	$8,743
Segment assets	$260,748	$60,960	$41,646	$363,354

		Three Months Ended
		March 31, 2006
		Consumer
	Wholesale	Direct	Licensing	Totals
Revenues from external customers	$75,866	$36,335	$10,374	$122,575
Intersegment revenues	$6,723	--	--	$6,723
Segment income (1)	$7,033	$(7,812)	$8,161	$7,382
Segment assets	$283,738	$56,969	$5,245	$345,952

(1)

Before elimination of unallocated corporate overhead, stock-based compensation expense and income taxes.  In 2007, the Company eliminated the intersegment profit on sales between the Wholesale and Consumer Direct segments.  Accordingly, amounts in 2006 have been reclassified to conform to the 2007 presentation.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.  Segment Information (continued)

The reconciliation of the Company’s reportable segment revenues, profit and loss, and assets are as follows (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues
Revenues for external customers	$ 129,338	$ 122,575
Intersegment revenues (1)	6,604	6,723
Elimination of intersegment revenues	(6,604)	(6,723)
Total consolidated revenues	$ 129,338	$ 122,575

Income
Total profit for reportable segments (1)	$ 8,743	$ 7,382
Elimination of stock- based compensation expense and unallocated corporate overhead	(3,149)	(2,480)
Total income before income taxes	$ 5,594	$ 4,902

(1)

Before elimination of unallocated corporate overhead, stock-based compensation expense and income taxes.  In 2007, the Company eliminated the intersegment profit on sales between the Wholesale and Consumer Direct segments.  Accordingly, amounts in 2006 have been reclassified to conform to the 2007 presentation.

Revenues from international customers were approximately 2.4% and 2.6% of the Company’s consolidated revenues for the three months ended March 31, 2007 and 2006, respectively.

7.  Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures.  The implementation of FIN 48 did not result in any adjustment in the liability for unrecognized tax benefits.

The Company’s policy on classification of interest and penalties is to include these amounts in “Provision for income taxes” in the accompanying condensed consolidated Statements of Income.   The total amount of unrecognized tax benefits, which includes amounts accrued for interest and penalties, is approximately $2.4 million at March 31, 2007, included in “Accrued rent and other long-term liabilities,” in the accompanying condensed consolidated Balance Sheet, all of which would affect the Company’s effective tax rate if recognized.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.

Income Taxes (continued)

The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, local, and foreign jurisdictions.  U.S. federal income tax returns have been examined through 2003.  In addition, audits are currently being conducted for certain state tax jurisdictions ranging from 2003 to 2005.

8.  Related Party Transactions

The Company has an exclusive license agreement with Iconix Brand Group, Inc., formerly Candies, Inc., and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women’s, men’s and children’s footwear.  The Chief Executive Officer and Chairman of Iconix is Mr. Cole’s brother.   The term of the agreement is through December 31, 2010.  Management believes that the license agreement with Iconix was entered into at arm’s-length.  During these periods, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $271,000 and $350,000 in royalty and advertising expense to Iconix for the three months ended March 31, 2007 and 2006, respectively.

The Company recorded expenses of $180,000 and $145,000 for the three months ended March 31, 2007 and 2006, respectively, for the hire and use of aircraft partially owned by Cole Aeronautics, Inc., a company in which Mr. Cole is the sole shareholder.  All transactions were made on terms and conditions similar to those available in the marketplace from unrelated parties.

9.  Legal Proceedings

On April 17, 2007, a class action was purportedly filed in Superior Court for the State of California, County of San Diego.  The putative class action alleges that the Company’s policies and practices regarding the request of personal information during credit card purchases violate the Song-Beverly Credit Card Act.  The complaint seeks civil penalties, injunctive relief, interest, costs and attorneys’ fees.   The Company will be appointing counsel and defending the action vigorously.

10.  Subsequent Event

On April 25, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share payable on June 14, 2007, which will be paid to shareholders of record at the close of business on May 24, 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

The statements contained in this report which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding the Company’s anticipated results or level of business for 2007 or any other future period, may be deemed to constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including, but not limited to, demand and competition for the Company’s products, the ability to enter into new licensee agreements, to maintain and renew existing licensing agreements and to open new stores, changes in consumer preferences or fashion trends, events causing disruption in product shipment, change in import regulations, dependence on certain large customers, changes in the Company’s relationships with vendors and other resources, the launching or prospective development of new business initiatives, future licensee sales growth, gross margins, store expansion and openings, changes in distribution centers, and the implementation of management information systems.  The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company’s reports and registration statements filed with the Securities and Exchange Commission.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

Update on Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management.  For a summary of the Company’s significant accounting policies, see the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

Kenneth Cole Productions, Inc., incorporated in September 1982, designs, sources and markets a broad range of fashion footwear and handbags and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, Tribeca, and Gentle Souls brand names.  In addition, the Company, through a license agreement, has the rights to use the Bongo trademark for footwear.  The Company's products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole. These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends. The combination of basic products and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

The Company markets its products to more than 6,000 department and specialty store locations, as well as through its Consumer Direct business, which includes a base of retail and Company Stores (formerly “outlet stores”), consumer catalogs and websites.  The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men's, women's and children’s footwear, handbags, apparel and accessories), prices (from ''better'' to ''moderate'') and styling. The Company believes the diversity of its product mix provides sales opportunities to Wholesale customers who do not carry the Company’s full range of products.

The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements.  The Company offers through these agreements a lifestyle collection of men’s product categories, including tailored clothing, dress shirts, dress pants, sportswear, neckwear, briefcases, portfolios, jewelry, belts, leather and fabric outerwear, sunglasses, prescription eyewear, watches, fragrance, swimwear, luggage, hosiery and small leather goods.  Women’s product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, prescription eyewear, watches, jewelry, fragrance, swimwear, and luggage.  In addition, the Company licenses its home collection and boys’ and girls’ apparel further broadening the branded lifestyle collection.

The Company recorded net revenues of $129.3 million for the three months ended March 31, 2007; a 5.5% increase over the comparable period in the prior year, and diluted earnings per share increased 13.3% to $0.17 from $0.15 over the first quarter of 2006.  The Company’s balance sheet reflected $105.0 million in cash and marketable securities, and had no debt as of March 31, 2007.  In addition, the Company has a five-year $100 million committed revolving credit facility and expects to continue its quarterly cash dividend, currently set at $0.18.  The Company continues to focus on designing and delivering high quality, fashionable products, creating efficient and compelling retail environments, and continues to operate with its licensees to ensure brand quality and distribution integrity.

Results of Operations

The following table sets forth the Company’s condensed consolidated statements of income in thousands of dollars and as a percentage of net revenues for the three months ended March 31, 2007 and March 31, 2006.

                                    Three Months Ended

                                        March 31,

	2007		2006
Net sales	$119,868	92.7%	$112,201	91.5%
Royalty revenue	9,470	7.3	10,374	8.5
Net revenues	$129,338	100.0	122,575	100.0
Gross profit (1)	52,554	40.6	51,297	41.8
Selling, general & administrative expenses	48,221	37.3	47,647	38.9
Operating income	4,333	3.3	3,650	3.0
Interest income, net	1,261	1.0	1,252	1.0
Income before income taxes	5,594	4.3	4,902	4.0
Income tax expense	2,154	1.6	1,838	1.5
Net income	$3,440	2.7%	$3,064	2.5%

(1)

Gross Profit may not be comparable to other entities, since some entities include the costs related to their distribution network in cost of goods sold and others entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

REVENUES:  Consolidated net revenues increased $6.7 million, or 5.5%, to $129.3 million for the three months ended March 31, 2007 from $122.6 million for the three months ended March 31, 2006.  The increase in revenues occurred in the Company’s Wholesale and Consumer Direct segments as further described below in the section entitled “Net Sales.”

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) increased $7.0 million, or 9.3% to $82.9 million, for the three months ended March 31, 2007 from $75.9 million for the three months ended March 31, 2006.  The increase is primarily due to a 12.2% increase in Kenneth Cole Reaction women’s and men’s footwear and handbags.  Wholesale net sales during the three months ended March 31, 2006 were impacted by delayed shipments resulting from a slower than anticipated start-up of a new third-party distribution center that the Company began using in March 2006.  In addition, sales increased in 2007 in the Company’s Bongo and Tribeca businesses, offset by decreases in the Company’s Kenneth Cole New York women’s footwear and handbag businesses.  The Company is in the process of transitioning its Kenneth Cole New York and Kenneth Cole Reaction men’s sportswear businesses from a licensing operation to an in-house operation, and plans to commence shipments for the spring 2008 season.

Net sales in the Company’s Consumer Direct segment increased $0.6 million, or 1.6%, to $36.9 million for the three months ended March 31, 2007 from $36.3 million for the three months ended March 31, 2006.  The increase in net sales is due primarily to an increase of $0.8 million related to new stores opened in 2007 and that portion of 2007 sales for stores not open for all of 2006, offset by a decrease in comparable store sales of $0.5 million or 1.5%. The remaining increase of $0.3 million resulted from the Company’s Internet/Catalog sales.  As the Company has been reducing the use of the Company Stores as clearance centers and increasing the amount of specific made for Company Store product, the presentation and margins have improved resulting in positive Company Store comparative store sales for the quarter ended March 31, 2007.  In its full-priced retail stores, the Company is controlling inventory levels to reduce clearance product and is adjusting product mix to incorporate a wider range of price points, which the Company believes will result in improved operating performance. In addition, the Company is evaluating its real estate portfolio within its retail business.   As part of its strategic plan for the Consumer Direct segment, the Company has signed an agreement to outsource its Internet/Catalog business to a third-party that provides direct-to-customer e-commerce services, which the Company believes will increase the efficiency of the Company’s Internet/Catalog business.  The Company anticipates that shipments will begin during the third quarter of 2007.

LICENSING REVENUE:  Royalty revenue decreased 8.7% to $9.5 million for the three months ended March 31, 2007 from $10.4 million for the three months ended March 31, 2006.  The decrease in licensing revenues was primarily attributable to an amendment to the Company’s licensing agreement relating to the Company’s Kenneth Cole Reaction men’s and Kenneth Cole New York sportswear businesses.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, decreased to 40.6% for the three months ended March 31, 2007 from 41.9% for the three months ended March 31, 2006.  This decrease was a result of a change in mix of the Company’s net revenues from its Wholesale, Consumer Direct and Licensing segments, as well as a decrease in Wholesale margins.  The revenues in the Licensing segment, which carries no cost of goods sold, decreased as a percentage of revenue to 7.3% for the three months ended March 31, 2007 compared to 8.5% for the three months ended March 31, 2006.  The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had decreased revenues as a percentage of net revenues of 28.6% for the three months ended March 31, 2007 compared to 29.6% for the three months ended March 31, 2006, while the Wholesale segment revenues as a percentage of net revenues increased to 64.1% for the three months ended March 31, 2007 from 61.9% for the three months ended March 31, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  Selling, general and administrative (“SG&A”) expenses, including warehousing and receiving expenses, decreased as a percentage of net revenues to 37.3%, or $48.2 million, for the three months ended March 31, 2007,  from 38.9% of net revenues, or $47.6 million for the three months ended 2006.  Stock-based compensation expense amounted to $1.3 million and is included in SG&A expenses for the three months ended March 31, 2007, as compared to $0.7 million for the three months ended March 31, 2006. Expenses, as a percentage of net revenues, decreased primarily from the easy comparison from the year ago quarter when SG&A expenses were abnormally high as a percentage of net revenues due to the delay in wholesale shipments resulting from a slower than anticipated start-up of a new third-party distribution center in March 2006.   As mentioned above under the caption “NET SALES”, the Company is in the process of transitioning its men’s sportswear business from a licensing operation to an in-house operation, which is anticipated to require normal operating expenses of approximately $7 million for the balance of the year.

INTEREST AND OTHER INCOME:  Interest and other income remained flat at approximately $1.3 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

INCOME TAXES:  The Company’s effective tax rate increased to 38.5% for the three months ended March 31, 2007 from 37.5% for the three months ended March 31, 2006.  The 1.0% increase in the Company’s tax rate is a result of higher tax rates from various state and local tax jurisdictions in which the Company generates income.

NET INCOME:  As a result of the foregoing, net income increased 12.3% for the three months ended March 31, 2007 to $3.4 million (2.7% of net revenues) from $3.1 million (2.5% of net revenues) for the three months ended March 31, 2006.

New Accounting Pronouncements

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures.  The implementation of FIN 48 did not result in any adjustment in the liability for unrecognized tax benefits.

Related Party Transactions

The Company has an exclusive license agreement with Iconix Brand Group, Inc., formerly Candies, Inc., and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women’s, men’s and children’s footwear.  The Chief Executive Officer and Chairman of Iconix is Mr. Cole’s brother.  The term of the agreement is through December 31, 2010.  Management believes that the license agreement with Iconix was entered into at arm’s-length.  During these periods, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $271,000 and $350,000 in royalty and advertising expense to Iconix for the three months ended March 31, 2007 and 2006, respectively.

The Company recorded expenses of $180,000 and $145,000 for the three months ended March 31, 2007 and 2006, respectively, for the hire and use of aircraft partially owned by Cole Aeronautics, Inc., a company in which Mr. Cole is the sole shareholder.  All transactions were made on terms and conditions similar to those available in the marketplace from unrelated parties.

Liquidity and Capital Resources

The Company uses cash from operations as the primary source of financing for its capital expenditures, seasonal requirements and paying its quarterly dividends.  Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances.  At March 31, 2007 and December 31, 2006, working capital was $175.0 million and $169.9 million, respectively.

Cash used in operating activities was $8.7 million for the three months ended March 31, 2007, compared to $8.2 million for the three months ended March 31, 2006.  The increase in cash flows used in operations is primarily attributable to an increase in amounts due from factors, change in inventory levels, and the timings of payables.

Net cash used in investing activities totaled $3.8 million for the three months ended March 31, 2007 compared to $38.8 million of net cash provided by investing activities for the three months ended March 31, 2006.   The decrease was primarily attributable to $44.1 million in proceeds received from the sale of marketable securities, in connection with the shift in the Company’s portfolio holdings of auction-rate securities to overnight money market funds during the three months ended March 31, 2006, compared to purchases of $0.5 million of marketable securities during the three months ended March 31, 2007.  Also, capital expenditures were $3.3 million for the three months ended March 31, 2007, compared to $5.3 million for the three months ended March 31, 2006.  Included in capital expenditures were primarily amounts associated with investments in management information systems related to the implementation of the SAP integrated business platform for the Company’s Retail and Company Stores, as well as expenditures on furniture, fixtures, and leasehold improvements for new retail store openings and expansions of $0.2 million and $1.3 million for the quarters ended March 31, 2007 and 2006, respectively.

Net cash used in financing activities was $0.8 million for the three months ended March 31, 2007 compared to $1.6 million for the three months ended March 31, 2006.   During the three months ended March 31, 2007, the Company received proceeds of $2.2 million related to stock option exercises as compared to $1.8 million during the three months ended March 31, 2006.  The Company paid dividends of $3.6 million during the three months ended March 31, 2007 and 2006.

The Company has a Revolving Credit Facility with various lenders, which provides up to $100.0 million to finance working capital requirements and letters of credit to finance the Company's inventory purchases. During the three months ended March 31, 2007, the Company initiated one standby letter of credit and did not borrow under the Revolving Credit Facility.  In addition, the Company has $2.5 million in standby letters of credit outstanding, as of March 31, 2007, under a separate line of credit agreement.

The Company believes that it will be able to satisfy its current expected cash requirements for 2007, including requirements for its start-up investment for the launch of its in-house men’s sportswear business, enhanced information systems and the payments of its quarterly cash dividend, primarily with cash flow from operations and cash on hand.  The Company did not have any off-balance sheet arrangements as of March 31, 2007.

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

At March 31, 2007, the Company had no forward contracts outstanding.  The Company’s earnings may also be affected by changes in short-term interest rates as a result of borrowings under its credit facilities.   A two or less percentage point increase in interest rates affecting the Company’s credit facilities would not have had a material effect on the Company’s net income.

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

Part II - OTHER INFORMATION

Item 1.

  Legal Proceedings.   There have been no material changes during the quarterly period ended March 31, 2007 from the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, other than the following:

On April 17, 2007, a class action was purportedly filed in Superior Court for the State of California, County of San Diego.  The putative class action alleges that the Company’s policies and practices regarding the request of personal information during credit card purchases violate the Song-Beverly Credit Card Act.  The complaint seeks civil penalties, injunctive relief, interest, costs and attorneys’ fees.   The Company will be appointing counsel and defending the action vigorously.

Item 1A.  Risk Factors.  There have been no material changes during the quarterly period ended March 31, 2007 from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, other than the following:

The Company intends to outsource its Internet/Catalog business to a third-party direct-to-customer e-commerce service provider.

The Company has signed an agreement to outsource its Internet/Catalog business to a third-party that provides direct-to-customer e-commerce services, which the Company believes will increase the efficiency of the Company’s Internet/Catalog business.  Although the Company will be working closely with the third-party fulfillment center in transitioning the business from its current in-house process, the Company may incur slight delays in order-taking and fulfillment, as a result of the transition. This could impair the Company’s ability to adequately meet the needs of its customers and negatively impact the Company’s operating results.  The Company anticipates that shipments will begin during the third quarter of 2007.

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

May 3, 2007

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  May 3, 2007

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  May 3, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kenneth D. Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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
May 3, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David P. Edelman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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
May 3, 2007