Form 10-Q/A
period 2007-03-31
COLE KENNETH PRODUCTIONS INC
filed 2007-06-08
CIK 921691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

 Large accelerated filer ( )   Accelerated filer (X)  Non-accelerated filer ( )  as defined in Rule 12b-2 of the Exchange Act.

 Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	May 1, 2007
Class A Common Stock ($.01 par value)	12,148,822
Class B Common Stock ($.01 par value)	8,010,497

Explanatory Note

On May 3, 2007, Kenneth Cole Productions, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.  This amendment is being filed solely to correct a typographical error contained on the cover page of the aforementioned Quarterly Report on Form 10-Q with respect to the disclosure of the number of shares outstanding of the Company’s Class B Common Stock as of May 1, 2007.  The actual number of shares outstanding of the Company’s Class B Common Stock as of May 1, 2007 was 8,010,497, not 3,448,409 as previously reported.  All other items in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 remain unchanged from the original filing.

Item 6 Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Previously filed with the Quarterly Report on Form 10-Q filed with the Securities and   Exchange Commission on May 3, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kenneth Cole Productions, Inc.

Registrant

June 8, 2007

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

Date:  June 8, 2007

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

Date:  June 8, 2007