Form 10-Q
period 2007-06-30
COLE KENNETH PRODUCTIONS INC
filed 2007-08-02
CIK 921691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

 Large accelerated filer ( )   Accelerated filer (X) Non-accelerated filer ( ) as defined in Rule 12b-2 of the Exchange Act.

 Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	July 30, 2007
Class A Common Stock ($.01 par value)	12,288,184
Class B Common Stock ($.01 par value)	8,010,497

Kenneth Cole Productions, Inc.

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2007	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$ 107,467,000	$ 105,441,000
Marketable securities	13,000,000	12,250,000
Due from factors	30,350,000	35,536,000
Accounts receivable, net	15,459,000	19,641,000
Inventories, net	49,261,000	46,274,000
Prepaid expenses and other current assets	2,687,000	2,779,000
Deferred taxes, net	2,987,000	2,739,000
Total current assets	221,211,000	224,660,000

Property and equipment, at cost, less accumulated
depreciation and amortization	72,954,000	72,141,000

Other assets:
Deferred taxes, net	16,973,000	15,110,000
Deposits and sundry	16,238,000	17,107,000
Deferred compensation plans’ assets	36,871,000	32,095,000
Total other assets	70,082,000	64,312,000

Total assets	$ 364,247,000	$ 361,113,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(Unaudited)

	June 30, 2007	December 31, 2006
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$ 31,741,000	$ 36,554,000
Accrued expenses and other current liabilities	7,171,000	10,925,000
Deferred income	6,254,000	3,958,000
Income taxes payable	-	3,361,000
Total current liabilities	45,166,000	54,798,000

Accrued rent and other long-term liabilities	18,402,000	16,544,000
Deferred compensation plans’ liabilities	36,871,000	32,095,000

Commitments and contingencies

Shareholders' equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized, none outstanding
Class A Common Stock, par value $.01, 20,000,000 shares authorized; 15,597,231 and 15,587,651 issued as of June 30, 2007 and December 31, 2006, respectively	156,000	156,000
Class B Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	80,000	80,000
Additional paid-in capital	95,561,000	92,041,000
Accumulated other comprehensive income	1,482,000	1,884,000
Retained earnings	249,061,000	249,653,000
	346,340,000	343,814,000
Class A Common Stock in treasury, at cost, 3,317,684 and 3,596,592 shares as of June 30, 2007 and December 31, 2006, respectively	(82,532,000)	(86,138,000)
Total Shareholders’ Equity	263,808,000	257,676,000

Total Liabilities and Shareholders’ Equity	$ 364,247,000	$ 361,113,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$ 108,337,000	$ 124,877,000	$ 228,205,000	$ 237,078,000
Royalty revenue	10,612,000	10,384,000	20,082,000	20,758,000
Net revenues	118,949,000	135,261,000	248,287,000	257,836,000
Cost of goods sold	66,224,000	78,525,000	143,008,000	149,803,000
Gross profit	52,725,000	56,736,000	105,279,000	108,033,000

Selling, general and administrative expenses	48,906,000	48,591,000	97,127,000	96,238,000
Operating income	3,819,000	8,145,000	8,152,000	11,795,000
Interest and other income, net	1,554,000	1,274,000	2,815,000	2,526,000
Income before provision for income taxes	5,373,000	9,419,000	10,967,000	14,321,000
Provision for income taxes	2,069,000	2,932,000	4,223,000	4,770,000
Net income	$ 3,304,000	$ 6,487,000	$ 6,744,000	$ 9,551,000

Earnings per share:
Basic	$0.16	$0.32	$0.33	$0.47
Diluted	$0.16	$0.32	$0.33	$0.47

Dividends declared per share	$0.18	$0.18	$0.36	$0.36

Shares used to compute earnings per share:
Basic	20,225,000	20,133,000	20,152,000	20,121,000
Diluted	20,566,000	20,412,000	20,480,000	20,417,000

                       See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated Other		Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Retained Earnings	Number of Shares	Amount	Total
Shareholders’ equity January 1, 2007	15,587,651	$156,000	8,010,497	$80,000	$92,041,000	$1,884,000	$249,653,000	(3,596,592)	$(86,138,000)	$257,676,000
Net income							6,744,000			6,744,000
Translation adjustment from foreign currency, net of taxes of $205,000						328,000				328,000
Unrealized loss on available for sale securities, net of taxes of $(457,000)						(730,000)				(730,000)
Comprehensive income										6,342,000
Stock-based compensation expense					3,594,000					3,594,000
Exercise of stock options, and related tax benefits of $872,000	229,600				4,192,000					4,192,000
Issuance of Restricted Stock, and related taxes of $(78,000)	81,876				(78,000)					(78,000)
Shares surrendered by employees to pay taxes on restricted stock	(32,568)				(783,000)					(783,000)
Issuance of Class A Common Stock from ESPP	9,580				201,000					201,000
Reissuance of Treasury Shares	(278,908)				(3,606,000)			278,908	3,606,000	-
Dividends paid on common stock							(7,336,000)			(7,336,000)
Shareholders’ equity June 30, 2007	15,597,231	$156,000	8,010,497	$80,000	$95,561,000	$1,482,000	$249,061,000	(3,317,684)	$(82,532,000)	$263,808,000

See accompanying notes to condensed consolidated financial statements

 Kenneth Cole Productions, Inc. and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

  (Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$ 6,744,000	$ 9,551,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,769,000	5,051,000
Unrealized gain on deferred compensation plans	(3,085,000)	(849,000)
Provision for doubtful accounts	122,000	93,000
Benefit from deferred taxes	(1,654,000)	(81,000)
Unrealized loss from available-for-sale securities	730,000	89,000
Stock-based compensation expense	3,594,000	1,633,000
Tax benefit from stock option exercises and restricted stock vestings	(829,000)	(268,000)
Changes in operating assets and liabilities:
Decrease/(increase) in due from factors	5,186,000	(8,469,000)
Decrease/(increase) in accounts receivable	4,060,000	(1,857,000)
Increase in inventories	(2,987,000)	(5,293,000)
Decrease in prepaid expenses and other current assets	92,000	1,196,000
Increase in other assets	(2,739,000)	(331,000)
(Decrease)/increase in accounts payable	(4,813,000)	8,126,000
(Decrease)/increase in deferred income, accrued expenses and other current liabilities	(1,100,000)	1,621,000
Decrease in income taxes payable	(2,532,000)	(3,433,000)
Increase in other long-term liabilities	6,634,000	1,397,000
Net cash provided by operating activities	13,192,000	8,176,000
Cash flows from investing activities
Acquisition of property and equipment	(6,582,000)	(33,454,000)
Proceeds from sale of marketable securities	--	49,250,000
Purchases of marketable securities and other investments	(750,000)	(250,000)
Net cash (used in) / provided by investing activities	(7,332,000)	15,546,000
Cash flows from financing activities
Shares surrendered by employees to pay taxes on restricted stock	(783,000)	(182,000)
Excess tax benefit from stock options and restricted stock	794,000	268,000
Proceeds from exercise of stock options	3,320,000	2,486,000
Proceeds from employee stock purchase plan	201,000	186,000
Payments of short-term borrowings	--	(950,000)
Acquisition of treasury shares	--	(7,169,000)
Dividends paid to shareholders	(7,336,000)	(7,261,000)
Net cash used in financing activities	(3,804,000)	(12,622,000)
Effect of exchange rate changes on cash	(30,000)	(27,000)
Net increase in cash	2,026,000	11,073,000
Cash and cash equivalents, beginning of period	105,441,000	63,747,000
Cash and cash equivalents, end of period	$107,467,000	$74,820,000
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,000	$118,000
Income taxes, net	$7,756,000	$10,367,000

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

Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company’s consolidated Balance Sheet at December 31, 2006, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

2.  Stock-Based Compensation

The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock options, restricted stock, and other equity-based awards, and accounts for the related stock-based compensation under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), as described in Note 11 to the Company’s Consolidated Financial Statements for the year ended December 31, 2006.

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant.  Stock option grants expire within 10 years and vest on a graded basis within two to five years from the date of grant.  Restricted stock unit awards generally vest on a graded basis over a three to four year period or cliff vest after three years.  During the six-month periods ended June 30, 2007 and 2006, the Company granted 20,000 and 27,000 stock options, respectively.  Also, during the six-month periods ended June 30, 2007 and 2006, the Company granted 283,959 and 278,316 shares of restricted stock, respectively.  In addition, 278,908 treasury shares were re-issued for stock options exercises and restricted stock lapses during the six months ended June 30, 2007.  Stock options outstanding and unvested restricted stock amounted to 1,865,652 and 693,208 shares, respectively, as of June 30, 2007.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.  Stock-Based Compensation (continued)

The following table summarizes the components of stock-based compensation expense for the three and six months ended June 30, 2007 and 2006, all of which is included in Selling, general, and administrative expenses in the condensed consolidated Statements of Income.

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006
Stock options	$ 534,000	$466,000	$ 923,000	$ 998,000
Restricted stock units and employee stock purchase plan	1,744,000	496,000	2,671,000	635,000
Total stock-based compensation expense	$2,278,000	$962,000	$3,594,000	$1,633,000

The fair value of stock options was estimated using the Black-Scholes option-pricing model.  The following table summarizes the assumptions used to compute the weighted-average fair value of stock option grants for the three and six months ended June 30, 2007 and 2006:

	2007	2006
Weighted-average volatility	62.3%	64.5%
Risk-free interest rate	3.2 to 5.2%	3.2% to 5.2%
Weighted-average dividend yield	1.0%	0.7%
Expected Term	3-9 years	3-9 years

The weighted-average volatility for the current period was developed using historical volatility for periods equal to the expected term of the options.  The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.  The dividend yield is calculated by using the dividends declared per share and the Company’s stock price on the date of grant.  The expected term of stock option grants was developed after considering vesting schedules, life of the option, historical experience and estimates of future exercise behavior patterns.

The fair value of restricted stock was calculated by multiplying the Company’s stock price on the date of grant by the number of shares granted and is currently being amortized over the vesting periods of the individual grants.

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

As of June 30, 2007, approximately $14.8 million of unrecognized stock compensation expense related to unvested awards, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.3 years.

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

                                                                              Three Months Ended                Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Weighted-average common
shares outstanding	20,225,000	20,133,000	20,152,000	20,121,000
Effect of dilutive securities:
Restricted stock & employee stock purchase plan	147,000	45,000	128,000	22,000
Stock options	194,000	234,000	200,000	274,000
Weighted-average common
shares outstanding and common
share equivalents	20,566,000	20,412,000	20,480,000	20,417,000

Stock options outstanding as of June 30, 2007 and 2006, in an aggregate amount of 721,000 and 808,000, respectively, have not been included in the diluted per share calculations since their effect would be antidilutive.

4.  Comprehensive Income

Comprehensive income is comprised of net income, the effect of foreign currency translation, changes in unrealized gains and losses on forward exchange contracts and available-for-sale securities.  Comprehensive income for the six-month periods ended June 30, 2007 and 2006 amounted to $6,342,000 and $9,712,000, respectively.  Comprehensive income for the three-month periods ended June 30, 2007 and 2006 amounted to $2,403,000 and $6,277,000, respectively.

5.

Derivative Instruments and Hedging Activities

In the normal course of business, the Company routinely enters into forward contracts in anticipation of future purchases of inventory denominated in Euros.  These forward contracts are used to hedge against the Company’s exposure to changes in Euro exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation.  The Company has classified these contracts as cash flow hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedge Activities.”  The Company had no outstanding forward contracts as of June 30, 2007.  No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during the quarter ended June 30, 2007.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.

Segment Information

The Company has three reportable segments: Wholesale, Consumer Direct, and Licensing.  The Wholesale segment designs and sources a broad range of fashion footwear, handbags and accessories and markets its products for sale to more than 6,000 department and specialty store locations and to the Company’s Consumer Direct segment.  The Consumer Direct segment markets a broad selection of the Company’s branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full-priced retail stores, Company Stores, catalogs, and e-commerce (at website addresses www.kennethcole.com and www.kennethcolereaction.com).  The Licensing segment, through third-party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in approximately 30 apparel and accessories categories for both men and women.  The Company maintains control over quality, image and distribution of the licensees.  This segment primarily consists of royalties earned on licensee sales to third parties of the Company’s branded products and royalties earned on the purchase and sale to foreign retailers, distributors, or to consumers in foreign countries.  The Company’s reportable segments are business units that offer products to overlapping consumers through different channels of distribution.  Each segment is managed separately, although planning, implementation and results are reviewed internally by the executive management committee.  The Company evaluates performance of each of its segments and allocates resources based on profit or loss before unallocated corporate overhead, stock-based compensation expense and income taxes for each segment.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.  Segment Information (continued)

Financial information of the Company’s reportable segments is as follows (in thousands):

		Three Months Ended				Six Months Ended
			June 30, 2007				June 30, 2007
	Consumer					Consumer
Wholesale		Direct	Licensing	Totals	Wholesale	Direct	Licensing	Totals
Revenue from external customers	67,117	41,220	10,612	118,949	150,061	78,144	20,082	248,287
Intersegment revenues	6,565			6,565	13,169			13,169
Segment income/(loss) (1)	3,294	(2,423)	8,836	9,707	12,837	(10,375)	15,988	18,450
Segment assets					261,514	60,711	42,022	364,247

		Three Months Ended				Six Months Ended
			June 30, 2006				June 30, 2006
	Consumer					Consumer
Wholesale		Direct	Licensing	Totals	Wholesale	Direct	Licensing	Totals
Revenue from external customers	83,721	41,156	10,384	135,261	159,587	77,491	20,758	257,836
Intersegment revenues	7,899			7,899	14,622			14,622
Segment income/(loss) (1)	9,161	(4,562)	7,840	12,439	16,l94	(12,374)	16,001	19,821
Segment assets					279,760	59,587	7,420	346,767

(1)

Before elimination of unallocated corporate overhead, stock-based compensation expense and income taxes.  In 2007, the Company eliminated the intersegment profit on sales between the Wholesale and Consumer Direct segments.  Accordingly, amounts in 2006 have been reclassified to conform to the 2007 presentation.

The reconciliation of the Company’s reportable segment revenues and profit and loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues
Revenues for external customers	$118,949	$135,261	$ 248,287	$ 257,836
Intersegment revenues (1)	6,565	7,899	13,169	14,622
Elimination of intersegment revenues	(6,565)	(7,899)	(13,169)	(14,622)
Total consolidated revenues	$118,949	$135,261	$ 248,287	$ 257,836

Income
Total profit for reportable segments (1)	$ 9,707	$ 12,439	$ 18,450	$ 19,821
Elimination of stock-based compensation expense and unallocated overhead	(4,334)	(3,020)	(7,483)	(5,500)
Total income before income taxes	$ 5,373	$ 9,419	$ 10,967	$ 14,321

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

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.  Segment Information (continued)

Revenues from international customers were approximately 1.7% and 1.4% of the Company’s consolidated revenues for the three months ended June 30, 2007 and 2006, respectively, and approximately 2.1% and 2.0% of the Company’s consolidated revenues for the six months ended June 30, 2007 and 2006, respectively.

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

The Company’s policy on classification of interest and penalties is to include these amounts in the provision for income taxes in the accompanying condensed consolidated Statements of Income.  The total amount of unrecognized tax benefits at June 30, 2007, including amounts accrued for interest and penalties, is approximately $2.3 million, all of which would affect the Company’s effective tax rate if recognized.

The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, local, and foreign jurisdictions.  U.S. federal income tax returns have been examined through 2003.  In addition, audits are currently being conducted for certain state tax jurisdictions ranging from 2003 to 2005.

8.  Related Party Transactions

The Company has an exclusive license agreement, as amended, with Iconix Brand Group, Inc., formerly Candies, Inc., and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women’s, men’s and children’s footwear.  The Chief Executive Officer and Chairman of Iconix is the brother of the Company’s Chairman and Chief Executive Officer.  The term of the agreement is through December 31, 2010.  Management believes that the license agreement with Iconix was entered into at arm’s length.  During these periods, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $240,000 and $511,000 in aggregate royalty and advertising expense to Iconix for the three-month and six-month periods ended June 30, 2007, respectively.  The Company recorded approximately $350,000 and $700,000 in aggregate royalty and advertising expense to Iconix for the three-month and six-month periods ended June 30, 2006, respectively.

The Company recorded expenses of approximately $114,000 and $229,000 for the three and six months ended June 30, 2007, respectively, for the hire and use of aircraft partially owned by Cole Aeronautics, Inc., a company in which the Company’s Chairman and Chief Executive Officer is the sole

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.  Related Party Transactions (continued)

shareholder.  During the three and six months ended June 30, 2006, the Company recorded $65,000 and $204,000, respectively, for the hire and use of aircraft partially owned by Cole Aeronautics, Inc.  All transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

9.

Legal Proceedings

On April 17, 2007, a class action was purportedly filed in Superior Court for the State of California, County of San Diego.  The putative class action alleges that the Company’s policies and practices regarding the request of personal information during credit card purchases violate the Song-Beverly Credit Card Act.  The complaint seeks civil penalties, injunctive relief, interest, costs and attorneys’ fees.  The Company has appointed counsel and is defending the action vigorously.  As of June 30, 2007, no amount has been accrued because a loss is not considered probable or estimable.

A former store manager brought suit against the Company seeking back overtime pay for time worked in the store in excess of forty hours per week.  On appeal the California Supreme Court ruled that amounts owed for meal breaks should be treated like wage claims subject to a three-year statute of limitations.  The Company has fully satisfied the judgment including attorneys' fees for the original trial.  On or about June 12, 2007, plaintiff petitioned the court of appeals for attorneys' fees for the appellate proceedings and the courts of appeals subsequently referred the petition back to the trial court.  The Company believes the petition is without merit and has retained counsel to oppose it.  As of June 30, 2007, no amount has been accrued because a loss is not considered probable or estimable.

The Company is, from time to time, a party to other litigation that arises in the normal course of its business operations.  The Company is not presently a party to any other litigation that it believes might have a material adverse effect on its business operations.

10.  Subsequent Event

On July 25, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share payable on September 13, 2007, which will be paid to shareholders of record at the close of business on August 23, 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

The statements contained in this report which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding the Company’s anticipated results or level of business for 2007 or any other future period, may be deemed to constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including, but not limited to, demand and competition for the Company’s products, the ability to enter into new licensee agreements, to maintain and renew existing licensing agreements, and to open new stores, changes in consumer preferences or fashion trends, events causing disruption in product shipment, change in import regulations, dependence on certain large customers, changes in the Company’s relationships with vendors and other resources, the launching or prospective development of new business initiatives, future licensee sales growth, gross margins, store expansion, renovation and openings, changes in distribution centers, and the implementation of management information systems.  The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company’s reports and registration statements filed with the Securities and Exchange Commission.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

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

The Company markets its products to more than 6,000 department and specialty store locations, as well as through its Consumer Direct business, which includes a base of full-priced retail and Company Stores (formerly “outlet stores”), consumer catalogs and websites.  The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men’s, women’s and children’s footwear, handbags, apparel and accessories), prices (from “better” to “moderate”) and styling.  The Company believes the diversity of its product mix provides sales opportunities to Wholesale customers who do not carry the Company’s full range of products.

The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements.  The Company offers through these agreements a lifestyle collection of men’s product categories, including tailored clothing, dress shirts, dress pants, sportswear, neckwear, briefcases, portfolios, jewelry, belts, leather and fabric outerwear, sunglasses, prescription eyewear, watches, fragrance, swimwear, luggage, hosiery and small leather goods.  Women’s product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, prescription eyewear, watches, jewelry, fragrance, swimwear, and luggage.  In addition, the Company licenses its boys’ and girls’ apparel further broadening the branded lifestyle collection.

The Company recorded net revenues of $118.9 million for the three months ended June 30, 2007, a decrease of 12.1% compared to the same period last year, while its diluted earnings per share decreased to $0.16.  The Company also recorded net revenues of $248.3 for the six months ended June 30, 2007, a 3.7% decrease from the six months ended June 30, 2006, while its diluted earnings per share declined to $0.33.  The Company’s Balance Sheet reflected $120.5 million in cash and marketable securities, and had no debt as of June 30, 2007.  In addition, the Company has a five-year $100 million committed Revolving Credit Facility and will pay a quarterly cash dividend of $0.18 per share during the quarter ended September 30, 2007.

Results of Operations

The following table sets forth the Company’s condensed consolidated Statements of Income in thousands of dollars and as a percentage of net revenues for the three and six months ended June 30, 2007 and June 30, 2006.

Three Months Ended

Six Months Ended

June 30,

June 30,

	2007		2006		2007		2006
Net sales	$108,337	91.1%	$124,877	92.3%	$228,205	91.9%	$237,078	91.9%
Royalty revenue	10,612	8.9	10,384	7.7	20,082	8.1	20,758	8.1
Net revenues	118,949	100.0	135,261	100.0	248,287	100.0	257,836	100.0
Gross profit (1)	52,725	44.3	56,736	41.9	105,279	42.4	108,033	41.9
Selling, general & administrative expenses	48,906	41.1	48,591	35.9	97,127	39.1	96,238	37.3
Operating income	3,819	3.2	8,145	6.0	8,152	3.3	11,795	4.6
Interest income, net	1,554	1.3	1,274	1.0	2,815	1.1	2,526	1.0
Income before income taxes	5,373	4.5	9,419	7.0	10,967	4.4	14,321	5.6
Income tax expense	2,069	1.7	2,932	2.2	4,223	1.7	4,770	1.9
Net income	3,304	2.8	6,487	4.8	6,744	2.7	9,551	3.7

(1)

Gross Profit may not be comparable to other entities, since some entities include the costs related to their distribution network in cost of goods sold and others entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

REVENUES:  Consolidated net revenues decreased $16.4 million, or 12.1%, to $118.9 million for the three months ended June 30, 2007 from $135.3 million for the three months ended June 30, 2006.  The decrease in revenues occurred in the Company’s Wholesale segment as further described below in the section entitled “NET SALES.”

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) decreased $16.6 million, or 19.8% to $67.1 million, for the three months ended June 30, 2007 from $83.7 million for the three months ended June 30, 2006.  The decrease is primarily due to a more than 20% decrease in Kenneth Cole Reaction men’s and women’s footwear and handbags.  The three-month comparison of net sales was impacted in 2006 by $7.0 million in carry-over orders from March 2006 from a slower than anticipated start-up of the Company’s third-party distribution center.

Net sales in the Company’s Consumer Direct segment remained at $41.2 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.  Sales related to new stores opened in 2007, and the portion of 2007 sales for stores not open for all of 2006, increased by 3.8% for the three months ended June 30, 2007, offset by a slight decrease in comparable store sales of $0.3 million or 0.8%, as compared to the three months ended June 30, 2006.  The remaining increase in sales resulted from a 28.1% increase in the Company’s Catalog/Internet business for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.  As the Company has been reducing the use of the Company Stores as clearance centers and increasing the amount of specific “made for Company Store” product, the presentation and margins have improved resulting in continued positive Company Store comparative store sales for the quarter ended June 30, 2007.  The Company is planning on opening three new Company Stores in 2007 and is seeking to renew its expansion plans.  In its full-priced retail stores, the Company is controlling inventory levels to reduce clearance product and is adjusting product mix to incorporate a wider range of price points, which the Company believes will result in improved operating performance.  As part of its strategic plan for the Consumer Direct segment, the Company has signed an agreement to outsource the order-taking and fulfillment responsibilities of its Internet/Catalog business to a third-party that provides direct-to-customer e-commerce services, which the Company believes will increase the efficiency of this business.  The Company anticipates that shipments under this agreement will begin during the latter half of 2007.

LICENSING REVENUE:  Royalty revenue increased $0.2 million, or 2.2%, to $10.6 million for the three months ended June 30, 2007 from $10.4 million for the three months ended June 30, 2006.  The increase in licensing revenues was primarily attributable to incremental royalties received from existing licensees and improvement in sales from international licensees during the three months ended June 30, 2007.  Currently, the Company is in the process of transitioning its Kenneth Cole New York and Kenneth Cole Reaction men’s sportswear businesses from a licensing model to an in-house operation, and plans to commence shipments for the Spring 2008 season.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, increased to 44.3% for the three months ended June 30, 2007 from 41.9% for the three months ended June 30, 2006.  This increase was primarily the result of an increase in Consumer Direct margin, partially offset by a decrease in Wholesale margin, as well as the sales and revenue mix shifting to Consumer Direct and Licensing as a percentage of total net revenues.  The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had increased revenues as a percentage of net revenues of 34.7% for the three months ended June 30, 2007 compared to 30.4% for the three months ended June 30, 2006, while the Wholesale segment revenues as a percentage of net revenues decreased to 56.4% for the three months ended June 30, 2007 from 61.9% for the three months ended June 30, 2006.  The revenues in the Licensing segment, which carries no cost of goods sold, increased as a percentage of revenue to 8.9% for the three months ended June 30, 2007 compared to 7.7% for the three months ended June 30, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  Selling, general and administrative (“SG&A”) expenses, including warehousing and receiving expenses, increased $0.3 million to $48.9 million for the three months ended June 30, 2007 from $48.6 million for the three months ended June 30, 2006.  Without stock-based compensation expense of $2.3 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively, SG&A expense would have decreased by 2.1% or $1.0 million.  As a percentage of net revenues, SG&A increased to 41.1% for the three months ended June 30, 2007 from 35.9% for the three months ended June 30, 2006 from the loss of leverage on the decrease in Wholesale sales.  In addition, as mentioned above under the caption “LICENSING REVENUE”, the Company is in the process of transitioning its men’s sportswear business from a licensing model to an in-house operation, which is anticipated to require normal operating expenses of approximately $6 million for the balance of the year.

INTEREST AND OTHER INCOME:  Interest and other income increased $0.3 million, or 22.0% to approximately $1.6 million for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, primarily due to an average higher rate of return on investments, as well as higher average cash balances.

INCOME TAXES:  The Company’s effective tax rate increased to 38.5% for the three months ended June 30, 2007 from 31.1% for the three months ended June 30, 2006.  The change in tax rate is primarily due to a prior year tax benefit of approximately $600,000, which the Company recorded during the quarter ended June 30, 2006, as a result of agreements reached with various taxing authorities, which closed outstanding audit periods for which the Company had previously established reserves.

NET INCOME:  As a result of the foregoing, net income decreased 49.1% for the three months ended June 30, 2007 to $3.3 million (2.8% of net revenues) from $6.5 million (4.8% of net revenues) for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

REVENUES:  Consolidated net revenues decreased $9.5 million, or 3.7%, to $248.3 million for the six months ended June 30, 2007 from $257.8 million for the six months ended June 30, 2006.  The decrease in revenues occurred in the Company’s Wholesale and Licensing segments as further described below in the section entitled “NET SALES” and “LICENSING REVENUE.”

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) decreased $9.5 million, or 6.0% to $150.1 million, for the six months ended June 30, 2007 from $159.6 million for the six months ended June 30, 2006.  The decrease is primarily due to a 9.9% decrease in the Company’s Kenneth Cole Reaction footwear and handbag businesses due to slowing EDI replenishment as the Company is updating several of its older styles of footwear to fresh new designs.

Net sales in the Company’s Consumer Direct segment increased $0.6 million, or 0.8%, to $78.1 million for the six months ended June 30, 2007 from $77.5 million for the six months ended June 30, 2006.  The increase in net sales is due primarily to an increase in sales during the six months ended June 30, 2007, resulting from the Company’s Internet/Catalog business.  Sales related to new stores opened in 2007, and the portion of 2007 sales for stores not open for all of 2006, increased by $0.8 million during the six months ended June 30, 2007, offset by a 1.1% decrease in comparable store sales.  As the Company has been reducing the use of the Company Stores as clearance centers and increasing the amount of specific "made for Company Store" product, the presentation and margins have improved resulting in continued positive Company Store comparative store sales for the six months ended June 30, 2007.  The Company is planning on opening three new Company Stores in 2007 and is seeking to renew its expansion plans.  In its full-priced retail stores, the Company is controlling inventory levels to reduce clearance product and is adjusting product mix to incorporate a wider range of price points, which the Company believes will result in improved operating performance.  As part of its strategic plan for the Consumer Direct segment, the Company has signed an agreement to outsource the order-taking and fulfillment responsibilities related to its Internet/Catalog business to a third-party that provides direct-to-customer e-commerce services, which the Company believes will increase the efficiency of this business.  The Company anticipates that shipments under this agreement will begin during the latter half of 2007.

LICENSING REVENUE:  Royalty revenue decreased $0.6, or 3.3%, to $20.1 million for the six months ended June 30, 2007 from $20.7 million for the six months ended June 30, 2006.  The decrease in licensing revenues was primarily attributable to an amendment to the Company’s licensing agreement relating to the Company’s Kenneth Cole Reaction men’s and Kenneth Cole New York sportswear businesses, offset by an improvement in sales from international licensees.  Currently, the Company is in the process of transitioning its Kenneth Cole New York and Kenneth Cole Reaction men’s sportswear businesses from a licensing model to an in-house operation, and plans to commence shipments for the Spring 2008 season.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, increased to 42.4% for the six months ended June 30, 2007 from 41.9% for the six months ended June 30, 2006.  This increase was primarily due to an increase in Consumer Direct margins, as well as a change in mix of the Company’s net revenues from its Wholesale and Consumer Direct segments.  The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had increased revenues as a percentage of net revenues of 31.5% for the six months ended June 30, 2007 compared to 30.1% for the six months ended June 30, 2006, while the Wholesale segment revenues as a percentage of net revenues decreased to 60.4% for the six months ended June 30, 2007 from 61.9% for the six months ended June

30, 2006.  The revenues in the Licensing segment, which carries no cost of goods sold, remained flat as a percentage of net revenues at 8.1% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  Selling, general and administrative (“SG&A”) expenses, including warehousing and receiving expenses, increased $0.9 million to $97.1 million for the six months ended June 30, 2007 from $96.2 million for the six months ended June 30, 2006.  Without stock-based compensation expense of $3.6 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively, SG&A expense would have decreased 1.1% or $1.1 million.  As a percentage of net revenues SG&A increased to 39.1% for the six months ended June 30, 2007, from 37.3% for the six months ended June 30, 2006 from the loss of leverage on the decrease in Wholesale sales.  In addition, as mentioned above under the caption “LICENSING REVENUES”, the Company is in the process of transitioning its men’s sportswear business from a licensing model to an in-house operation, which is anticipated to require normal operating expenses of approximately $6 million for the balance of the year.

INTEREST AND OTHER INCOME:  Interest and other income increased $0.3 million, or 11.4%, to approximately $2.8 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, primarily due to an average higher rate of return on investments, as well as higher average cash balances.

INCOME TAXES:  The Company’s effective tax rate increased to 38.5% for the six months ended June 30, 2007 from 33.3% for the six months ended June 30, 2006.  The increase in tax rate is primarily due to a tax benefit of approximately $600,000, which the Company recorded during the quarter ended June 30, 2006, as a result of agreements reached with various taxing authorities, which closed outstanding audit periods for which the Company had previously established reserves.

NET INCOME:  As a result of the foregoing, net income decreased 29.4% for the six months ended June 30, 2007 to $6.7 million (2.7% of net revenues) from $9.6 million (3.7% of net revenues) for the six months ended June 30, 2006.

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

Related Party Transactions

The Company has an exclusive license agreement, as amended, with Iconix Brand Group, Inc., formerly Candies, Inc., and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women’s, men’s and children’s footwear.  The Chief Executive Officer and Chairman of Iconix is the brother of the Company’s Chairman and Chief Executive Officer. The term of the agreement is through December 31, 2010.  Management believes that the license agreement with Iconix was entered into at arm’s length.  During these periods, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $240,000 and $511,000 in royalty and advertising expense to Iconix for the three and six months ended June 30, 2007, respectively.  The Company recorded approximately $350,000 and $700,000 in royalty and advertising expense to Iconix for the three and six months ended June 30, 2006, respectively.

The Company recorded expenses of approximately $114,000 and $229,000 for the three and six months ended June 30, 2007, respectively, for the hire and use of aircraft partially owned by Cole Aeronautics, Inc., a company in which the Company’s Chairman and Chief Executive Officer is the sole shareholder.  During the three and six months ended June 30, 2006, the Company recorded $65,000 and $204,000, respectively, for the hire and use of aircraft partially owned by Cole Aeronautics, Inc.  All transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Liquidity and Capital Resources

The Company uses cash from operations as the primary source of financing for its capital expenditures, seasonal requirements and paying its quarterly dividends.  Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances.  At June 30, 2007 and December 31, 2006 working capital was $176.0 million and $169.9 million, respectively.

Cash provided by operating activities was $13.2 million for the six months ended June 30, 2007, compared to $8.2 million for the six months ended June 30, 2006.  The increase in cash flows provided by operations is primarily attributable to a decrease in accounts receivable, change in inventory levels, and the timings of payables.

Net cash used in investing activities totaled $7.4 million for the six months ended June 30, 2007 compared to $15.5 million of net cash provided by investing activities for the six months ended June 30, 2006.  The decrease was primarily attributable to $49.3 million in proceeds received from the sale of marketable securities, in connection with the shift in the Company’s portfolio holdings of auction-rate securities to overnight money market funds during the six months ended June 30, 2006, compared to purchases of $0.8 million of marketable securities during the six months ended June 30, 2007.  Also, capital expenditures were $6.6 million for the six months ended June 30, 2007, compared to $33.5 million for the six months ended June 30, 2006, which included the purchase of the Company’s worldwide corporate headquarters building for a purchase price of approximately $24 million.  Included in capital expenditures were primarily amounts associated with investments in management information systems related to the implementation of the SAP integrated business platform for the Company’s full-priced retail stores and Company Stores, as well as expenditures on furniture, fixtures, and leasehold improvements for these stores of $2.6 million and $4.3 million for the six months ended June 30, 2007 and 2006, respectively.

Net cash used in financing activities was $3.8 million for the six months ended June 30, 2007 compared to $12.6 million for the six months ended June 30, 2006.  The decrease is primarily due to the repurchase of 300,000 treasury shares at an aggregate price of $7.2 million during the six months ended June 30, 2006.  In addition, the Company repaid $1.0 million of its short-term borrowings during the six months ended June 30, 2006.  This was offset by proceeds of $3.3 million received in 2007 related to stock option exercises as compared to $2.5 million received during the six months ended June 30, 2006.  The Company also paid dividends of $7.3 million during the six months ended June 30, 2007 and 2006.

The Company has a Revolving Credit Facility with various lenders, which provides up to $100.0 million to finance working capital requirements and letters of credit to finance the Company's inventory purchases.  During the six months ended June 30, 2007, the Company did not borrow under the Revolving Credit Facility.  In addition, the Company has $2.4 million in standby letters of credit outstanding, as of June 30, 2007.

The Company believes that it will be able to satisfy its current expected cash requirements for 2007, including requirements for its start-up investment for the launch of its in-house men’s sportswear business, enhanced information systems, potential retail store openings and the payments of its quarterly cash dividend, primarily with cash flow from operations and cash on hand.  The Company did not have any off-balance sheet arrangements as of June 30, 2007.

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

At June 30, 2007, the Company had no forward contracts outstanding.  The Company’s earnings may also be affected by changes in short-term interest rates as a result of borrowings under its credit facilities.  A two or less percentage point increase in interest rates affecting the Company’s credit facilities would not have had a material effect on the Company’s net income.

The Company sources a significant amount of product from China and will be subject to foreign currency exposure to its U.S. dollar denominated transactions if the Chinese Yuan is allowed to float freely on the open market.  If the Yuan is allowed to float freely against other foreign currency, a two percent change in exchange rates could have a material effect on the cost of future inventory purchases to be transacted by the Company.

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

Part II - OTHER INFORMATION

Item 1.

  Legal Proceedings.  There have been no material changes during the quarterly period ended June 30, 2007 from the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, other than the following:

On April 17, 2007, a class action was purportedly filed in Superior Court for the State of California, County of San Diego.  The putative class action alleges that the Company’s policies and practices regarding the request of personal information during credit card purchases violate the Song-Beverly Credit Card Act.  The complaint seeks civil penalties, injunctive relief, interest, costs and attorneys’ fees.  The Company has appointed counsel and is defending the action vigorously.  As of June 30, 2007, no amount has been accrued because a loss is not considered probable or estimable.

A former store manager brought suit against the Company seeking back overtime pay for time worked in the store in excess of forty hours per week.  On appeal the California Supreme Court ruled that amounts owed for meal breaks should be treated like wage claims subject to a three-year statute of limitations.  The Company has fully satisfied the judgment including attorneys' fees for the original trial.  On or about June 12, 2007, plaintiff petitioned the court of appeals for attorneys' fees for the appellate proceedings and the courts of appeals subsequently referred the petition back to the trial court.  The Company believes the petition is without merit and has retained counsel to oppose it.  As of June 30, 2007, no amount has been accrued because a loss is not considered probable or estimable.

The Company is, from time to time, a party to other litigation that arises in the normal course of its business operations.  The Company is not presently a party to any other litigation that it believes might have a material adverse effect on its business operations.

Item 1A.  Risk Factors.  There have been no material changes during the quarterly period ended June 30, 2007 from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, other than the following:

The Company intends to outsource its Internet/Catalog business to a third-party direct-to-customer e-commerce service provider.

The Company has signed an agreement to outsource its Internet/Catalog business to a third-party that provides direct-to-customer e-commerce services, which the Company believes will increase the efficiency of the Company’s Internet/Catalog business.  Although the Company will be working closely with the third-party fulfillment center in transitioning the business from its current in-house process, the Company may incur slight delays in order-taking and fulfillment, as a result of the transition.  This could impair the Company’s ability to adequately meet the needs of its customers and negatively impact the Company’s operating results.  The Company anticipates that shipments under this agreement will begin during the latter half of 2007.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.  None

Item 3.

Defaults Upon Senior Securities. None

Item 4.

Submission of Matters to a Vote of Security Holders.

(a) Kenneth Cole Productions, Inc.’s Annual Meeting of Shareholders was held on May 16, 2007.

(b)

Election of Directors – All nominees were elected through proxies solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.  There was no solicitation in opposition to management’s nominees as listed in the Proxy Statement, and each of the nominees was elected to hold office until the next Annual Meeting of Shareholders.

(c) Matters voted on at the Annual Meeting of Shareholders included: (i) the election of directors, (ii) the approval of an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock by 20 million shares and (iii) the ratification of the selection of the Independent Registered Public Accounting Firm for the 2007 fiscal year.

(i)  Election of directors:

	FOR	AGAINST/ABSTAIN	BROKER NON-VOTE
Kenneth D. Cole	90,943,110	252,628	0
Martin E. Franklin	87,670,545	3,525,193	0
Robert C. Grayson	7,565,729	3,525,039	0
Denis F. Kelly	10,837,249	253,519	0
Philip R. Peller	91,137,712	58,026	0

Holders of 11,080,954 shares of Class A Common Stock, and 8,010,497 shares of Class B Common Stock, constituting approximately 94.7% of the shares entitled to vote, were present in person or by proxy at the Annual Meeting of Shareholders.  Each record holder of Class A Common Stock is entitled to one vote per share, and each record holder of Class B Common Stock is entitled to 10 votes per share.  Holders of Class A Common Stock voted separately to elect Robert C. Grayson and Denis F. Kelly.

(ii)  Amendment of the Company’s Certificate of Incorporation:

With regard to approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock by 20 million shares, the results were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
88,178,715	2,997,283	9,926	0

(iii)  Ratification of the Company’s Independent Registered Public Accounting Firm:

With regard to the ratification of the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm, the results were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
90,969,181	212,060	4,683	0

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

August 2, 2007

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

By:  /s/ KENNETH D. COLE

------------------------------------

Kenneth D. Cole

Chief Executive Officer

Date:  August 2, 2007

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

By: /s/ DAVID P. EDELMAN

-------------------------------------

David P. Edelman

Chief Financial Officer

Date:  August 2, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kenneth D. Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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
August 2, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David P. Edelman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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
August 2, 2007