Form 10-Q
period 2007-09-30
COLE KENNETH PRODUCTIONS INC
filed 2007-11-05
CIK 921691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

 Large accelerated filer ( )   Accelerated filer (X) Non-accelerated filer ( ) as defined in Rule 12b-2 of the Exchange Act.

 Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	October 31, 2007
Class A Common Stock ($.01 par value)	12,028,456
Class B Common Stock ($.01 par value)	8,010,497

Kenneth Cole Productions, Inc.

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2007	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$ 88,074,000	$ 105,441,000
Marketable securities	8,600,000	12,250,000
Due from factors	42,192,000	35,536,000
Accounts receivable, net	11,443,000	19,641,000
Inventories, net	56,205,000	46,274,000
Prepaid expenses and other current assets	3,253,000	2,779,000
Deferred taxes, net	3,746,000	2,739,000
Total current assets	213,513,000	224,660,000

Property and equipment, at cost, less accumulated
depreciation and amortization	71,901,000	72,141,000

Other assets:
Intangible assets	14,791,000	1,854,000
Deferred taxes, net	18,437,000	15,110,000
Deposits and sundry	13,573,000	15,253,000
Deferred compensation plans’ assets	38,473,000	32,095,000
Total other assets	85,274,000	64,312,000

Total assets	$370,688,000	$ 361,113,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(Unaudited)

	September 30, 2007	December 31, 2006
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$ 36,656,000	$ 36,554,000
Accrued expenses and other current liabilities	9,747,000	10,925,000
Deferred income	7,201,000	3,958,000
Income taxes payable	--	3,361,000
Total current liabilities	53,604,000	54,798,000

Accrued rent and other long-term liabilities	18,489,000	16,544,000
Deferred compensation plans’ liabilities	38,473,000	32,095,000

Commitments and contingencies

Shareholders' equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized, none outstanding
Class A Common Stock, par value $.01, 20,000,000 shares authorized; 15,600,868 and 15,587,651 issued as of September 30, 2007 and December 31, 2006, respectively	156,000	156,000
Class B Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	80,000	80,000
Additional paid-in capital	97,665,000	92,041,000
Accumulated other comprehensive income	1,217,000	1,884,000
Retained earnings	248,828,000	249,653,000
	347,946,000	343,814,000
Class A Common Stock in treasury, at cost, 3,577,937 and 3,596,592 shares as of September 30, 2007 and December 31, 2006, respectively	(87,824,000)	(86,138,000)
Total Shareholders’ Equity	260,122,000	257,676,000

Total Liabilities and Shareholders’ Equity	$ 370,688,000	$ 361,113,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$ 118,644,000	$ 132,839,000	$ 346,849,000	$ 369,917,000
Royalty revenue	11,669,000	10,850,000	31,751,000	31,608,000
Net revenues	130,313,000	143,689,000	378,600,000	401,525,000
Cost of goods sold	72,462,000	81,317,000	215,470,000	231,120,000
Gross profit	57,851,000	62,372,000	163,130,000	170,405,000

Selling, general and administrative expenses	53,794,000	48,750,000	150,921,000	144,988,000
Operating income	4,057,000	13,622,000	12,209,000	25,417,000
Interest and other income, net	1,525,000	1,130,000	4,340,000	3,656,000
Income before provision for income taxes	5,582,000	14,752,000	16,549,000	29,073,000
Provision for income taxes	2,149,000	5,532,000	6,372,000	10,302,000
Net income	$ 3,433,000	$ 9,220,000	$ 10,177,000	$ 18,771,000

Earnings per share:
Basic	$0.17	$0.46	$0.50	$0.94
Diluted	$0.17	$0.45	$0.50	$0.92

Dividends declared per share	$0.18	$0.18	$0.54	$0.54

Shares used to compute earnings per share:
Basic	20,213,000	19,951,000	20,172,000	20,064,000
Diluted	20,431,000	20,460,000	20,464,000	20,431,000

                       See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated Other		Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Retained Earnings	Number of Shares	Amount	Total
Shareholders’ equity January 1, 2007	15,587,651	$156,000	8,010,497	$80,000	$92,041,000	$1,884,000	$249,653,000	(3,596,592)	$(86,138,000)	$257,676,000
Net income							10,177,000			10,177,000
Translation adjustment from foreign currency, net of taxes of $366,000						585,000				585,000
Unrealized loss on available for sale securities, net of taxes of $(784,000)						(1,252,000)				(1,252,000)
Comprehensive income										9,510,000
Stock-based compensation expense					5,446,000					5,446,000
Exercise of stock options and related tax benefits	246,800	2,000			4,488,000					4,490,000
Issuance of restricted stock and related tax benefits	89,209	1,000			137,000					138,000
Shares surrendered by employees to pay taxes on restricted stock	(35,054)				(836,000)					(836,000)
Issuance of Class A Common Stock from ESPP	13,217				277,000					277,000
Purchase of Class A Stock								(282,300)	(5,577,000)	(5,577,000)
Reissuance of Treasury Shares	(300,955)	(3,000)			(3,888,000)			300,955	3,891,000	--
Dividends paid on common stock							(11,002,000)			(11,002,000)
Shareholders’ equity September 30, 2007	15,600,868	$156,000	8,010,497	$80,000	$97,665,000	$1,217,000	$248,828,000	(3,577,937)	$(87,824,000)	$260,122,000

See accompanying notes to condensed consolidated financial statements

 Kenneth Cole Productions, Inc. and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

  (Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$ 10,177,000	$ 18,771,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,853,000	7,824,000
Unrealized gain on deferred compensation plans	(3,271,000)	(1,805,000)
Provision for doubtful accounts	183,000	93,000
(Benefit from)/provision for deferred taxes	(3,550,000)	677,000
Unrealized loss/(gain) from available-for-sale securities	1,252,000	(132,000)
Stock-based compensation expense	5,446,000	2,003,000
Tax benefit from stock option exercises and restricted stock vestings	(2,101,000)	(421,000)
Changes in operating assets and liabilities:
Increase in due from factors	(6,656,000)	(18,749,000)
Decrease in accounts receivable	8,015,000	3,264,000
Increase in inventories	(9,931,000)	(8,486,000)
(Increase)/decrease in prepaid expenses and other current assets	(474,000)	3,490,000
Increase in other assets	(4,215,000)	(180,000)
Increase in accounts payable	102,000	2,384,000
Increase in deferred income, accrued expenses and other current liabilities	2,691,000	5,065,000
Decrease in income taxes payable	(1,260,000)	(2,182,000)
Increase in other long-term liabilities	8,323,000	2,590,000
Net cash provided by operating activities	13,584,000	14,206,000
Cash flows from investing activities
Acquisition of property and equipment	(8,440,000)	(36,768,000)
Purchase of intangible assets	(13,610,000)	(580,000)
Proceeds from sale of marketable securities	8,350,000	53,150,000
Purchases of marketable securities and other investments	(4,700,000)	(250,000)
Net cash (used in) / provided by investing activities	(18,400,000)	15,552,000
Cash flows from financing activities
Shares surrendered by employees to pay taxes on restricted stock	(836,000)	(267,000)
Excess tax benefit from stock options and restricted stock	1,061,000	421,000
Proceeds from exercise of stock options	3,567,000	2,997,000
Proceeds from employee stock purchase plan	277,000	282,000
Payments of short-term borrowings	--	(3,000,000)
Acquisition of treasury shares	(5,577,000)	(7,169,000)
Dividends paid to shareholders	(11,002,000)	(10,870,000)
Net cash used in financing activities	(12,510,000)	(17,606,000)
Effect of exchange rate changes on cash	(41,000)	(39,000)
Net (decrease)/increase in cash	(17,367,000)	12,113,000
Cash and cash equivalents, beginning of period	105,441,000	63,747,000
Cash and cash equivalents, end of period	$ 88,074,000	$ 75,860,000
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ 2,000	$ 158,000
Income taxes, net	$ 11,837,000	$ 13,964,000

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

Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant.  Stock option grants expire within 10 years and vest on a graded basis within two to five years from the date of grant.  Restricted stock unit awards generally vest on a graded basis over a three to four year period or cliff vest after three years.  During the nine-month periods ended September 30, 2007 and 2006, the Company granted 20,000 and 27,000 stock options, respectively.  Also, during the nine-month periods ended September 30, 2007 and 2006, the Company granted 305,044 and 278,316 shares of restricted stock, respectively.  Stock options outstanding and unvested restricted stock amounted to 1,820,029 and 691,484 shares, respectively, as of September 30, 2007.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.  Stock-Based Compensation (continued)

The following table summarizes the components of stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006, all of which is included in Selling, general, and administrative expenses in the condensed consolidated Statements of Income.

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006
Stock options	$ 442,000	$(284,000)	$1,365,000	$ 714,000
Restricted stock units and employee stock purchase plan	1,410,000	654,000	4,081,000	1,289,000
Total stock-based compensation expense	$1,852,000	$370,000	$5,446,000	$2,003,000

The fair value of stock options was estimated using the Black-Scholes option-pricing model.  The following table summarizes the assumptions used to compute the weighted-average fair value of stock option grants for the three and nine months ended September 30, 2007 and 2006:

	2007	2006
Weighted-average volatility	60.7%	65.6%
Risk-free interest rate	3.8 to 5.2%	3.2% to 5.2%
Weighted-average dividend yield	1.2%	0.5%
Expected term	3-9 years	3-9 years

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

As of September 30, 2007, approximately $13.0 million of unrecognized stock compensation expense related to unvested awards, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.1 years.

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

                                                                              Three Months Ended                     Nine Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Weighted-average common
shares outstanding	20,213,000	19,951,000	20,172,000	20,064,000
Effect of dilutive securities:
Restricted stock & employee stock purchase plan	129,000	321,000	128,000	122,000
Stock options	89,000	188,000	164,000	245,000
Weighted-average common
shares outstanding and common
share equivalents	20,431,000	20,460,000	20,464,000	20,431,000

Stock options outstanding as of September 30, 2007 and 2006, in an aggregate amount of 1,396,000 and 1,347,000, respectively, have not been included in the diluted per share calculations since their effect would be antidilutive.

4.  Comprehensive Income

Comprehensive income is comprised of net income, the effect of foreign currency translation, changes in unrealized gains and losses on forward exchange contracts and available-for-sale securities.  Comprehensive income for the nine-month periods ended September 30, 2007 and 2006 amounted to $9,510,000 and $19,147,000, respectively.  Comprehensive income for the three-month periods ended September 30, 2007 and 2006 amounted to $3,168,000 and $9,435,000, respectively.

5.

Derivative Instruments and Hedging Activities

In the normal course of business, the Company routinely enters into forward contracts in anticipation of future purchases of inventory denominated in Euros.  These forward contracts are used to hedge against the Company’s exposure to changes in Euro exchange rates to protect the purchase price of merchandise under such commitments and are not held for the purpose of trading or speculation.  The Company has classified these contracts as cash flow hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedge Activities.”  The Company had no outstanding forward contracts as of September 30, 2007.  No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during the quarter ended September 30, 2007.

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

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.  Segment Information (continued)

Financial information of the Company’s reportable segments is as follows (in thousands):

		Three Months Ended				Nine Months Ended
			September 30, 2007				September 30, 2007
	Consumer					Consumer
Wholesale		Direct	Licensing	Totals	Wholesale	Direct	Licensing	Totals
Revenue from external customers	78,765	39,879	11,669	130,313	228,826	118,023	31,751	378,600
Intersegment revenues	8,189	--	--	8,189	21,358	--	--	21,358
Segment income/(loss) (1)	5,337	(5,752)	9,849	9,434	18,174	(16,127)	25,837	27,884
Segment assets (2)					261,606	65,262	43,820	370,688

		Three Months Ended				Nine Months Ended
			September 30, 2006				September 30, 2006
	Consumer					Consumer
Wholesale		Direct	Licensing	Totals	Wholesale	Direct	Licensing	Totals
Revenue from external customers	91,471	41,368	10,850	143,689	251,058	118,859	31,608	401,525
Intersegment revenues	6,346	--	--	6,346	20,968	--	--	20,968
Segment income/(loss) (1)	12,975	(4,281)	8,476	17,170	29,169	(16,655)	24,477	36,991
Segment assets (2)					246,156	67,866	37,550	351,572

(1)

Before elimination of unallocated corporate overhead, stock-based compensation expense and income taxes.  In 2007, the Company eliminated the intersegment profit on sales between the Wholesale and Consumer Direct segments.  Accordingly, amounts in 2006 have been reclassified to conform to the 2007 presentation.

(2)

The Wholesale segment includes corporate assets.

The reconciliation of the Company’s reportable segment revenues and profit and loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues
Revenues for external customers	$130,313	$143,689	$378,600	$ 401,525
Intersegment revenues (1)	8,189	6,346	21,358	20,968
Elimination of intersegment revenues	(8,189)	(6,346)	(21,358)	(20,968)
Total consolidated revenues	$130,313	$143,689	$378,600	$ 401,525

Income
Total profit for reportable segments (1)	$ 9,434	$ 17,170	$ 27,884	$ 36,991
Elimination of stock-based compensation expense and unallocated overhead	(3,852)	(2,418)	(11,335)	(7,918)
Total income before income taxes	$ 5,582	$ 14,752	$ 16,549	$ 29,073

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

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.  Segment Information (continued)

Revenues from international customers were approximately 3.9% and 2.7% of the Company’s consolidated revenues for the three months ended September 30, 2007 and 2006, respectively, and approximately 2.7% and 2.6% of the Company’s consolidated revenues for the nine months ended September 30, 2007 and 2006, respectively.

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

The Company’s policy on classification of interest and penalties is to include these amounts in the provision for income taxes in the accompanying condensed consolidated Statements of Income.  The total amount of unrecognized tax benefits at September 30, 2007, including amounts accrued for interest and penalties, is approximately $2.4 million, all of which would affect the Company’s effective tax rate if recognized.

The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, local, and foreign jurisdictions.  U.S. federal income tax returns have been examined through 2003.  In addition, audits are currently being conducted for certain state tax jurisdictions ranging from 2003 to 2005.

8.  Related Party Transactions

The Company has an exclusive license agreement, as amended, with Iconix Brand Group, Inc., formerly Candies, Inc., and its trademark holding company, IP Holdings, LLC (collectively “Iconix”), to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women’s, men’s and children’s footwear.  The Chief Executive Officer and Chairman of Iconix is the brother of the Company’s Chairman and Chief Executive Officer.  The term of the agreement is through December 31, 2010.  Management believes that the license agreement with Iconix was entered into at arm’s length.  During these periods, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $330,000 and $841,000 in aggregate royalty and advertising expense under the agreement for the three-month and nine-month periods ended September 30, 2007, respectively.  The Company recorded approximately $364,000 and $1,064,000 in aggregate royalty and advertising expense under the agreement for the three-month and nine-month periods ended September 30, 2006, respectively.

The Company recorded expenses of approximately $111,000 and $340,000 for the three and nine months ended September 30, 2007, respectively, for the hire and use of aircraft partially owned by Cole Aeronautics, Inc., a company in which the Company’s Chairman and Chief Executive Officer is the sole

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.  Related Party Transactions (continued)

shareholder.  During the three and nine months ended September 30, 2006, the Company recorded $79,000 and $283,000, respectively, for the hire and use of aircraft partially owned by Cole Aeronautics, Inc.  All transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

9.  Common Stock Repurchase

During the three months ended September 30, 2007, the Company repurchased 282,300 of its shares at an aggregate price of $5,577,000.  At September 30, 2007, the Company had 1,417,700 shares available for repurchase under the Company’s Board-authorized repurchase plans.

10.  Intangible Asset Purchase

On September 13, 2007, the Company acquired the Le Tigre trademark and other intellectual property associated with the Le Tigre brand from Le Tigre, LLC (the “Seller”).  The Company paid the Seller $13 million and will potentially make additional payments of up to $12 million to the Seller based upon the achievement of performance targets.  In conjunction with the purchase, the Company entered into a license agreement with the Seller to continue manufacturing and selling sportswear under the Le Tigre brand.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company recorded the intellectual property in “Intangible Assets” on the accompanying condensed consolidated balance sheet at fair value.  Management preliminarily allocated the majority of the $13 million paid, based on an independent third-party valuation, to the trademark and a nominal amount to the other intellectual property.  Any additional payments will be recorded as an increase substantially to the trademark.

11.  Legal Proceedings

On April 17, 2007, a class action was filed in Superior Court for the State of California, County of San Diego.  The class action alleged that the Company’s policies and practices regarding the request of personal information during credit card purchases violated California Civil Code Section 1747.08 (the Song-Beverly Credit Card Act).  On October 29, 2007, the parties participated in mediation and reached an agreement in principle to settle the dispute.  Based on this settlement, no additional reserve was required as of September 30, 2007.

A former store manager brought suit against the Company seeking back overtime pay for time worked in the store in excess of forty hours per week.  On appeal the California Supreme Court ruled that amounts owed to employees for meal breaks should be treated as wage claims subject to a three-year statute of limitations.  The Company has fully satisfied the judgment including attorneys' fees for the original trial.  The plaintiff petitioned the court of appeals for attorneys’ fees for the appellate proceedings, and the court of appeals subsequently referred the petition back to the trial court.  On October 3, 2007, the trial court heard oral argument on the parties’ positions and made preliminary rulings.  Based on those rulings, the Company established a reserve during the quarter ended September 30, 2007 that it believes is adequate to cover an expected judgment.

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

12.  Subsequent Events

On October 24, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share payable on December 13, 2007, which will be paid to shareholders of record at the close of business on November 21, 2007.

On October 25, 2007, the Department of State of the State of New York certified the Company’s Certificate of Amendment of the Certificate of Incorporation of Kenneth Cole Productions, Inc. to increase the number of authorized shares of Class A Common Stock by 20 million shares to a total of 40 million shares, which had been previously authorized by the Company’s board of directors and was ratified by the Company’s shareholders at the Annual Meeting of Shareholders on May 16, 2007.

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

Overview

Kenneth Cole Productions, Inc., incorporated in September 1982, designs, sources and markets a broad range of fashion footwear and handbags and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, Tribeca, and Gentle Souls brand names.  The Company also has the rights to use the Bongo trademark for footwear through a license agreement.  In addition, the Company acquired the Le Tigre trademark and other intellectual property associated with the Le Tigre brand from Le Tigre, LLC during the quarter ended September 30, 2007. The Company’s products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole.  These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends.  The combination of basic products and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

The Company markets its products to more than 6,000 department and specialty store locations, as well as through its Consumer Direct business, which includes full-priced retail and Company Stores (formerly “outlet stores”), consumer catalogs and websites.  The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men’s, women’s and children’s footwear, handbags, apparel and accessories), prices (from “better” to “moderate”) and styling.  The Company believes the diversity of its product mix provides sales opportunities to Wholesale customers who do not carry the Company’s full range of products.

The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements.  The Company offers through these agreements a lifestyle collection of men’s product categories, including tailored clothing, dress shirts, dress pants, sportswear, neckwear, briefcases, portfolios, jewelry, belts, leather and fabric outerwear, sunglasses, prescription eyewear, watches, fragrance, swimwear, luggage, hosiery and small leather goods.  Women’s product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, prescription eyewear, watches, jewelry, fragrance, swimwear, and luggage.  In addition, the Company licenses its boys’ apparel further broadening the branded lifestyle collection.

The Company recorded net revenues of $130.3 million for the three months ended September 30, 2007, a decrease of 9.3% compared to the same period last year, while its diluted earnings per share decreased to $0.17 from $0.45 for the three months ended September 30, 2006.  The Company also recorded net revenues of $378.6 for the nine months ended September 30, 2007, a 5.7% decrease from the nine months ended September 30, 2006, while its diluted earnings per share declined to $0.50 from $0.92 for the three months ended September 30, 2006.  At September 30, 2007, the Company had $96.7 million in cash and marketable securities, and no debt.  In addition, the Company has a five-year $100 million committed Revolving Credit Facility and will pay a quarterly cash dividend of $0.18 per share on December 13, 2007, which will be paid to shareholders of record at the close of business on November 21, 2007.

Results of Operations

The following table sets forth the Company’s condensed consolidated Statements of Income in thousands of dollars and as a percentage of net revenues for the three and nine months ended September 30, 2007 and September 30, 2006.

Three Months Ended

Nine Months Ended

       September 30,

September 30,

	2007		2006		2007		2006
Net sales	$118,644	91.0%	$132,839	92.4%	$346,849	91.6%	$369,917	92.1%
Royalty revenue	11,669	9.0	10,850	7.6	31,751	8.4	31,608	7.9
Net revenues	130,313	100.0	143,689	100.0	378,600	100.0	401,525	100.0
Gross profit (1)	57,851	44.4	62,372	43.4	163,130	43.1	170,405	42.4
Selling, general & administrative expenses	53,794	41.3	48,750	33.9	150,921	39.9	144,988	36.1
Operating income	4,057	3.1	13,622	9.5	12,209	3.2	25,417	6.3
Interest income, net	1,525	1.2	1,130	0.8	4,340	1.2	3,656	0.9
Income before income taxes	5,582	4.3	14,752	10.3	16,549	4.4	29,073	7.2
Income tax expense	2,149	1.6	5,532	3.9	6,372	1.7	10,302	2.5
Net income	3,433	2.7	9,220	6.4	10,177	2.7	18,771	4.7

(1)

Gross Profit may not be comparable to other entities, since some entities include the costs related to their distribution network in cost of goods sold and others entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

REVENUES:  Consolidated net revenues decreased $13.4 million, or 9.3%, to $130.3 million for the three months ended September 30, 2007 from $143.7 million for the three months ended September 30, 2006.  The decrease in revenues occurred in the Company’s Wholesale and Consumer Direct segments as further described below in the section entitled “NET SALES.”

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) decreased $12.7 million, or 13.9%, to $78.8 million, for the three months ended September 30, 2007 from $91.5 million for the three months ended September 30, 2006.  The decrease is primarily due to a decline in sales across the Company’s branded businesses.  The retail environment throughout the quarter was challenging due to a lack of strong direction in footwear fashion trends, as well as generally softer sell-thrus compared to the prior year, resulting in declines in most of the Company’s Wholesale businesses.

Net sales in the Company’s Consumer Direct segment decreased $1.5 million, or 3.6%, to $39.9 for the three months ended September 30, 2007, from $41.4 million for the three months ended September 30, 2006.  Sales related to new stores opened in 2007, and that portion of 2007 sales for stores not open for all of 2006, decreased by $1.5 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. In addition, comparable store sales decreased by 0.2%, as compared to the three months ended September 30, 2006.  The Company’s Catalog/Internet business increased 8.1% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. As the Company has increased the amount of specific “made for Company Store” product and revised its real estate and rent structure for certain locations, margins have improved resulting in four consecutive quarters of positive Company Store comparative store sales.   The Company is planning on opening three Company Stores in 2007 and is renewing its expansion plans.  In its full-priced retail stores, the Company is reducing markdowns through standardized assortments and is modifying price points to align the price-value relationship of the Company’s brands, which the Company believes will result in improved operating performance.  In addition, the Company continues to evaluate its real-estate portfolio.  As part of its strategic plan for the Consumer Direct segment, the Company signed an agreement to outsource the order-taking and fulfillment responsibilities of its Internet/Catalog business to a third-party that provides direct-to-customer e-commerce services, which the Company believes will increase the efficiency of this business.

LICENSING REVENUE:  Royalty revenue increased $0.8 million, or 7.5%, to $11.6 million for the three months ended September 30, 2007 from $10.8 million for the three months ended September 30, 2006.  The increase in licensing revenues was primarily attributable to incremental royalties received from existing licensees, offset by a decrease in its men’s sportswear royalty revenues.  Currently, the Company is in the process of transitioning its Kenneth Cole New York and Kenneth Cole Reaction men’s sportswear businesses from a licensing model to an in-house operation, and plans to commence shipments for the Spring 2008 season.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, increased to 44.4% for the three months ended September 30, 2007 from 43.4% for the three months ended September 30, 2006.  The increase, as a percentage of net revenues, was primarily the result of the change in the mix of the Company’s net revenues from its Wholesale, Consumer Direct and Licensing segments.  The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had increased revenues as a percentage of net revenues of 30.6% for the three months ended September 30, 2007 compared to 28.8% for the three months ended September 30, 2006, while the Wholesale segment revenues as a percentage of net revenues decreased to 60.4% for the three months ended September 30, 2007 from 63.7% for the three months ended September 30, 2006.  The revenues in the Licensing segment, which carries no cost of goods sold, increased as a percentage of revenue to 9.0% for the three months ended September 30, 2007 compared to 7.6% for the three months ended September 30, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  Selling, general and administrative (“SG&A”) expenses, including warehousing and receiving expenses, increased $5.0 million to $53.8 million for the three months ended September 30, 2007 from $48.8 million for the three months ended September 30, 2006.  The increase in SG&A expenses was primarily attributable to increases in legal reserves, stock-based compensation expense, costs incurred with transitioning the men’s sportswear business to an in-house operation and costs associated with post-SAP implementation.  As a percentage of net revenues, SG&A expenses increased to 41.3% for the three months ended September 30, 2007 from 33.9% for the three months ended September 30, 2006 from the additional costs mentioned above and loss of leverage on the decrease in Wholesale sales.

INTEREST AND OTHER INCOME:  Interest and other income increased $0.4 million, or 35% to approximately $1.5 million for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, primarily due to an average higher rate of return on investments, as well as higher average cash balances.

INCOME TAXES:  The Company’s effective tax rate increased to 38.5% for the three months ended September 30, 2007 from 37.5% for the three months ended September 30, 2006.  The 1.0% increase in the Company’s tax rate is a result of higher tax rates from various state and local tax jurisdictions in which the Company generates income.

NET INCOME:  As a result of the foregoing, net income decreased to $3.4 million for the three months ended September 30, 2007 (2.7% of net revenues) from $9.2 million (6.4% of net revenues) for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

REVENUES:  Consolidated net revenues decreased $22.9 million, or 5.7%, to $378.6 million for the nine months ended September 30, 2007 from $401.5 million for the nine months ended September 30, 2006.  The decrease in revenues occurred primarily in the Company’s Wholesale and Consumer Direct segments as further described below in the section entitled “NET SALES.”

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) decreased $22.2 million, or 8.9% to $228.8 million, for the nine months ended September 30, 2007 from $251.0 million for the nine months ended September 30, 2006.  The decrease is primarily due to a decline in sales across the Company’s branded businesses. The retail environment was challenging due to a lack of strong direction in footwear fashion trends, as well as generally softer sell-thrus compared to the prior year, resulting in declines in most of the Company’s Wholesale businesses.

Net sales in the Company’s Consumer Direct segment decreased $0.9 million, or 0.7%, to $118.0 million for the nine months ended September 30, 2007 from $118.9 million for the nine months ended September 30, 2006.  Sales related to new stores opened in 2007, and the portion of 2007 sales for stores not open for all of 2006, decreased by $0.7 million during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, in addition to a $0.9 million decrease in comparable store sales.  The Company’s Catalog/Internet business increased 21.9% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.   As the Company has increased the amount of specific “made for Company Store” product and revised its real estate and rent structure for certain locations, margins have improved resulting in four consecutive quarters of positive Company Store comparative store sales.  The Company is planning on opening three new Company Stores in 2007 and is renewing its expansion plans.  In its full-priced retail stores, the Company has limited its overstock positions and is reducing markdowns through standardized assortments and is modifying price points to align the price-value relationship of the Company’s brands, which the Company believes will result in improved operating performance.  In addition, the Company continues to evaluate its real-estate portfolio.  As part of its strategic plan for the Consumer Direct segment, the Company signed an agreement to outsource the order-taking and fulfillment responsibilities related to its Internet/Catalog business to a third-party that provides direct-to-customer e-commerce services, which the Company believes will increase the efficiency of this business.

LICENSING REVENUE:  Royalty revenue increased $0.2 million to $31.8 million for the nine months ended September 30, 2007 from $31.6 million for the nine months ended September 30, 2006.  The increase in licensing revenues was primarily attributable to an amendment to the Company’s licensing agreement relating to the Company’s Kenneth Cole Reaction men’s and Kenneth Cole New York sportswear businesses, and incremental revenues from existing licensees.  Currently, the Company is in the process of transitioning its Kenneth Cole New York and Kenneth Cole Reaction men’s sportswear businesses from a licensing model to an in-house operation, and plans to commence shipments for the Spring 2008 season.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, increased to 43.1% for the nine months ended September 30, 2007 from 42.4% for the nine months ended September 30, 2006.  This increase was primarily due to an increase in Consumer Direct margins, as well as a change in mix of the Company’s net revenues from its Wholesale, Consumer Direct and Licensing segments.  The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had increased revenues as a percentage of net revenues of 31.2% for the nine months ended September 30, 2007 compared to 29.6% for the nine months ended September 30, 2006, while the Wholesale segment revenues as a percentage of net revenues decreased to 60.4% for the nine months ended September 30, 2007 from 62.5% for the nine months ended September 30, 2006.  The revenues in the Licensing segment, which carries no cost of goods sold, increased as a percentage of net revenues to 8.4% for the nine months ended September 30, 2007 as compared to 7.9% for the nine months ended September 30, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  SG&A expenses, including warehousing and receiving expenses, increased $6.0 million to $151.0 million for the nine months ended September 30, 2007 from $145.0 million for the nine months ended September 30, 2006.  The increase in SG&A expenses was primarily attributable to increases in legal reserves, stock-based compensation expense, costs incurred with transitioning the men’s sportswear business to an in-house operation and costs associated with the implementation of the Company’s SAP retail and POS systems.  As a percentage of net revenues, SG&A expenses increased to 39.9% for the nine months ended September 30, 2007, from 36.1% for the nine months ended September 30, 2006 from the additional costs mentioned above and loss of leverage on the decrease in Wholesale sales.

INTEREST AND OTHER INCOME:  Interest and other income increased $0.7 million, or 18.7%, to approximately $4.3 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, primarily due to an average higher rate of return on investments, as well as higher average cash balances.

INCOME TAXES:  The Company’s effective tax rate increased to 38.5% for the nine months ended September 30, 2007 from 35.4% for the nine months ended September 30, 2006.  The increase in tax rate is primarily due to a tax benefit of approximately $600,000, which the Company recorded during the nine months ended September 30, 2006, as a result of agreements reached with various taxing authorities, which closed outstanding audit periods for which the Company had previously established reserves.

NET INCOME:  As a result of the foregoing, net income decreased to $10.2 million (2.7% of net revenues) for the nine months ended September 30, 2007 from $18.8 million (4.7% of net revenues) for the nine months ended September 30, 2006.

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

Related Party Transactions

The Company has an exclusive license agreement, as amended, with Iconix Brand Group, Inc., formerly Candies, Inc., and its trademark holding company, IP Holdings, LLC (collectively “Iconix”), to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women’s, men’s and children’s footwear.  The Chief Executive Officer and Chairman of Iconix is the brother of the Company’s Chairman and Chief Executive Officer. The term of the agreement is through December 31, 2010.  Management believes that the license agreement with Iconix was entered into at arm’s length.  During these periods, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $330,000 and $841,000 in royalty and advertising expense under the agreement for the three and nine months ended September 30, 2007, respectively.  The Company recorded approximately $364,000 and $1,064,000 in royalty and advertising expense under the agreement for the three and nine months ended September 30, 2006, respectively.

The Company recorded expenses of approximately $111,000 and $340,000 for the three and nine months ended September 30, 2007, respectively, for the hire and use of aircraft partially owned by Cole Aeronautics, Inc., a company in which the Company’s Chairman and Chief Executive Officer is the sole shareholder.  During the three and nine months ended September 30, 2006, the Company recorded $79,000 and $283,000, respectively, for the hire and use of aircraft partially owned by Cole Aeronautics, Inc.  All transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Liquidity and Capital Resources

The Company uses cash from operations as the primary source of financing for its capital expenditures, seasonal requirements and paying its quarterly dividends.  Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances.  At September 30, 2007 and December 31, 2006 working capital was $159.9 million and $169.9 million, respectively.

Cash provided by operating activities was $13.6 million for the nine months ended September 30, 2007, compared to $14.2 million for the nine months ended September 30, 2006.  The decrease in cash flows provided by operations is primarily attributable to a decrease in net income, change in inventory levels, and the timings of payables.

Net cash used in investing activities totaled $18.4 million for the nine months ended September 30, 2007 compared to $15.5 million of net cash provided by investing activities for the nine months ended September 30, 2006.  The decrease was primarily attributable to $53.1 million in proceeds received from the sale of marketable securities, in connection with the shift in the Company’s portfolio holdings of auction-rate securities to overnight money market funds during the nine months ended September 30, 2006, compared to proceeds of $8.4 million related to the sale of marketable securities during the nine months ended September 30, 2007.  This was offset by capital expenditures of $8.4 million for the nine months ended September 30, 2007, compared to $36.8 million for the nine months ended September 30, 2006, which included the purchase of the Company’s worldwide corporate headquarters building for a purchase price of approximately $24 million.  Included in capital expenditures for the nine months ended September 30, 2007 and 2006 were approximately $7.3 million and $13.1 million, respectively, for amounts associated with the implementation of the SAP retail and POS systems and furniture, fixtures, and leasehold improvements for the Company’s stores. In addition, $13.0 million was used to purchase the Le Tigre trademark and other intellectual property associated with the Le Tigre brand during the nine months ended September 30, 2007.

Net cash used in financing activities was $12.5 million for the nine months ended September 30, 2007 compared to $17.6 million for the nine months ended September 30, 2006.  The decrease is primarily due to the repayment of $3.0 million of the Company’s short-term borrowings during the nine months ended September 30, 2006.  In addition, $5.6 million was used to repurchase approximately 282,000 treasury shares during the nine months ended September 30, 2007 compared to the repurchase of 300,000 treasury shares at an aggregate price of $7.2 million during the nine months ended September 30, 2006.  This was offset by proceeds of $3.6 million received in 2007 related to stock option exercises as compared to $3.0 million received during the nine months ended September 30, 2006.  The Company also paid dividends of $11.0 million during the nine months ended September 30, 2007 compared to $10.9 million during the nine months ended September 30, 2006.

The Company has a Revolving Credit Facility with various lenders, which provides up to $100.0 million to finance working capital requirements and letters of credit to finance the Company's inventory purchases.  During the nine months ended September 30, 2007, the Company did not borrow under the Revolving Credit Facility.  In addition, the Company has $2.7 million in standby letters of credit outstanding, as of September 30, 2007.

The Company believes that it will be able to satisfy its current expected cash requirements for 2007, including requirements for its start-up investment for the launch of its in-house men’s sportswear business, enhanced information systems, potential retail store openings and the payments of its quarterly cash dividend, primarily with cash flow from operations and cash on hand.  The Company did not have any off-balance sheet arrangements as of September 30, 2007.

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

At September 30, 2007, the Company had no forward contracts outstanding.  The Company’s earnings may also be affected by changes in short-term interest rates as a result of borrowings under its credit facilities.  A two or less percentage point increase in interest rates affecting the Company’s credit facilities would not have had a material effect on the Company’s net income.

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

Part II - OTHER INFORMATION

Item 1.

  Legal Proceedings.  There have been no material changes during the quarterly period ended September 30, 2007 from the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, other than the following:

On April 17, 2007, a class action was filed in Superior Court for the State of California, County of San Diego.  The class action alleged that the Company’s policies and practices regarding the request of personal information during credit card purchases violated California Civil Code Section 1747.08 (the Song-Beverly Credit Card Act).  On October 29, 2007, the parties participated in mediation and reached an agreement in principle to settle the dispute.  Based on this settlement, no additional reserve was required as of September 30, 2007.

A former store manager brought suit against the Company seeking back overtime pay for time worked in the store in excess of forty hours per week.  On appeal the California Supreme Court ruled that amounts owed to employees for meal breaks should be treated as wage claims subject to a three-year statute of limitations.  The Company has fully satisfied the judgment including attorneys’ fees for the original trial.  The plaintiff petitioned the court of appeals for attorneys' fees for the appellate proceedings, and the court of appeals subsequently referred the petition back to the trial court.  On October 3, 2007, the trial court heard oral argument on the parties’ positions and made preliminary rulings.  Based on those rulings, the Company established a reserve during the quarter ended September 30, 2007 that it believes is adequate to cover an expected judgment.

The Company is, from time to time, a party to other litigation that arises in the normal course of its business operations.  The Company is not presently a party to any other litigation that it believes might have a material adverse effect on its business operations.

Item 1A.  Risk Factors.  There have been no material changes during the quarterly period ended September 30, 2007 from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, other than the following:

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2007, the Company repurchased 282,300 shares of its own stock, as presented in the following table:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
August 2007	215,400	$19.85	215,400	1,484,600
September 2007	66,900	$19.44	66,900	1,417,700

(1) As of December 31, 2006 the Company had 1,700,000 shares available for repurchase.  As of September 30, 2007, the remaining amount of shares that could be repurchased was approximately 1,418,000 shares.

Item 3.

Defaults Upon Senior Securities. None

Item 4.

Submission of Matters to a Vote of Security Holders.  None

Item 5.

 Other Information.  None

Item 6.

 Exhibits.

10.32	Certificate of Amendment of the Certificate of Incorporation of Kenneth Cole Productions, Inc. dated October 15, 2007.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kenneth Cole Productions, Inc.

Registrant

November 5, 2007                                                     /s/ DAVID P. EDELMAN

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

Date:  November 5, 2007

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

By:  /s/ DAVID P. EDELMAN

----------------------------------------

David P. Edelman

Chief Financial Officer

Date:  November 5, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kenneth D. Cole, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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
November 5, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David P. Edelman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DAVID P. EDELMAN

David P. Edelman
Chief Financial Officer
Kenneth Cole Productions, Inc.
November 5, 2007

Exhibit 10.32

CERTIFICATE OF AMENDMENT

OF THE

CERTIFICATE OF INCORPORATION

OF

KENNETH COLE PRODUCTIONS, INC.

Under Section 805 of the Business Corporation Law

FIRST

The name of the corporation is Kenneth Cole Productions, Inc.  The name under which the corporation was formed was Kenneth Cole, Inc.

SECOND

 The certificate of incorporation of the corporation was filed with the Department of State of the State of New York on September 3, 1982.

THIRD

             The amendment effected by this certificate is as follows:

Article 4.A. of the certificate of incorporation relating to the number of shares which the corporation has authority to issue is amended to increase the aggregate number of authorized shares from 30,000,000 shares to 50,000,000 shares and increase the number of authorized shares of Class A Common Stock, par value $.01 per share, from 20,000,000 shares to 40,000,000, as follows:

“4.  A.   Authorized Shares.  The total number of shares of all classes which the Corporation shall have the authority to issue is 50,000,000, consisting of (i) 40,000,000 shares of Class A Common Stock, par value $0.01 per share (hereinafter referred to as the “Class A Common Stock”), (ii) 9,000,000 shares of Class B Common Stock, par value $0.01 per share (hereinafter referred to as the “Class B Common Stock”, the Class A Common Stock and the Class B Common Stock hereinafter collectively referred to as the “Common Stock”), and (iii) 1,000,000 shares of Preferred Stock, par value $1.00 per share (hereinafter referred to as the “Preferred Stock”).

FOURTH

 This amendment to the certificate of incorporation of Kenneth Cole Productions, Inc. was authorized by the vote of the board of directors followed by a vote of a majority of all outstanding shares entitled to vote thereon at the corporation’s Annual Meeting of Shareholders on May 16, 2007.

IN WITNESS WHEREOF, the undersigned has signed this Certificate of Amendment this 4th day of October, 2007.

/s/ DAVID P. EDELMAN

Name:  David P. Edelman

Title:    Chief Financial Officer