Form 10-K
period 2007-12-31
COLE KENNETH PRODUCTIONS INC
filed 2008-03-07
CIK 921691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

Commission File No. 1-13082
KENNETH COLE PRODUCTIONS, INC.
(Exact name of registrant as specified in its charter)

New York	13-3131650
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification Number)

603 West 50th Street, New York, NY 10019
(Address of principal executive offices)

(212) 265-1500
Registrant’s telephone number

Securities registered pursuant to Section 12(b) of the Act:
Class A common stock, par value $.01 per share

Securities registered pursuant to Section 12 (g) of the Act:
None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2007: $294,535,817

          Number of shares of Class A Common Stock, $.01 par value, outstanding as of the close of business on February 29, 2008: 11,377,189

          Number of shares of Class B Common Stock, $.01 par value, outstanding as of the close of business on February 29, 2008: 8,010,497

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the Registrant’s definitive proxy statement to be mailed to the shareholders of the Registrant by April 29, 2008.

Kenneth Cole Productions, Inc.
TABLE OF CONTENTS

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

          There can be no assurance that management’s expectations will necessarily come to pass. A number of factors affecting the Company’s business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include, but are not limited to, changes in domestic economic conditions or in political, economic or other conditions affecting foreign operations and sourcing, demand and competition for the Company’s products, risks associated with uncertainty relating to the Company’s ability to implement its growth strategies or its ability to successfully integrate acquired business, risks arising out of litigation or trademark conflicts, changes in customer or consumer preferences on fashion trends, delays in anticipated store openings and changes in the Company’s relationship with its suppliers and other resources. This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, readers of this annual report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General

          Kenneth Cole Productions, Inc., incorporated in September 1982, designs, sources and markets a broad range of fashion footwear and handbags and through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, Tribeca and Gentle Souls brand names. The Company also has the rights to use the Bongo trademark for footwear through a license agreement. In addition, the Company acquired the Le Tigre brand during September 2007. The Company’s products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole. These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends. The combination of basic products and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

          The Company markets its products to approximately 6,000 department and specialty store locations, as well as through its Consumer Direct business, which includes full-priced retail and Company Stores and websites. The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men’s, women’s and children’s footwear, handbags, apparel and accessories), prices (from “better” to “moderate”) and styling. The Company believes the diversity of its product mix provides balance to its overall product sales and business planning and increases sales opportunities to Wholesale customers who do not carry the Company’s full range of products.

          The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements. The Company offers, through these agreements, a lifestyle collection of men’s product categories, including tailored clothing, dress shirts, dress pants, neckwear, briefcases, portfolios, jewelry, belts, leather and fabric outerwear, cold-weather accessories, sunglasses, prescription eyewear, watches, fragrance, swimwear, luggage, hosiery and small leather goods. In addition, men’s sportswear, which was formerly offered pursuant to a license agreement, is being sold, marketed and distributed by the Company directly commencing in 2008. Women’s product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, prescription eyewear, watches, jewelry, fragrance, swimwear, and luggage. In addition, the Company licenses its children’s apparel further broadening the branded lifestyle collection.

Business Growth Strategies

          The Company’s strategy is to continue to build upon the strength of its lifestyle brand, Kenneth Cole, through its well-differentiated and distinct labels including Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, and Tribeca. As such, the Company continues to focus on designing and delivering high quality, fashionable products, creating efficient and compelling retail environments, and continuing to develop its partnerships with its licensees to ensure brand quality and distribution integrity. The Company believes that further segmentation and development of the brands afford growth potential within each of the Company’s business segments.

          Wholesale. By strengthening and streamlining its distribution channels, the Company continues to reinforce the segmentation of its brands in wholesale, promoting even greater growth capability for each of its brands in the future. This approach will facilitate the broadening of product offerings and price points, attract new customers and further enable the Company to address a wider variety of customers’ needs, both domestically and internationally. Building on its distribution channels has given the Company the ability to reach other distribution tiers and new customers. The Company believes it is in the position to respond quickly to market changes, thereby enabling each wholesale division to deliver appropriate fashions in a more timely and effective manner. This approach has been effective in maintaining the strength of the Kenneth Cole lifestyle brand franchise which will place the Company in the best position to benefit from the consolidation in the retail environment, and to enable the Company’s brands to reach their potential.

          Consumer Direct. The Company’s Consumer Direct segment, which operates full-priced retail and Company Stores, as well as e-commerce, affords significant growth potential while simultaneously complementing the Company’s existing Wholesale and Licensing businesses. The Company believes that the sale of footwear, handbags, men’s apparel, and licensed products through its consumer direct channels of distribution increases consumer awareness of the Company’s brands, reinforces the Company’s image and builds brand equity. The Company believes customers of its wholesale accounts in cities with a Kenneth Cole retail presence have an enhanced brand awareness compared to those in cities without a Kenneth Cole retail presence. During 2006, the Company separated its merchandising and support functions between Company Stores and full-priced retail stores. As a result, the Company believes it can initiate more effective business and merchandising practices for these stores. During 2007, the Company increased the amount of specific “made for Company Store” product which improved margins and resulted in positive Company Store comparative store sales and revised its real estate and rent structure. The Company opened three Company Stores and closed five full-priced retail stores and one Company Store in 2007. In its full-priced retail stores, the Company limited its overstock position and reduced markdowns through standardized assortments and modified price points to align the price-value relationship of the Company’s brands, which contributed to improved operating performance. In addition, the Company closed seven stores in January 2008 and continues to evaluate its real estate portfolio.

          As of December 31, 2007, the Company operated 91 full-priced retail and Company Stores as compared with 94 stores as of December 31, 2006.

          The Company continues to invest in the enhancement, visual presentation and development of its websites to capitalize on the growth of its e-commerce and emerging technologies. The Company believes that web-based transactions will contribute to the Company’s future, both as a source of consumer information and as a generator of new revenue. Among other things, the websites are designed to create additional revenues through an additional distribution channel, build brand equity, fortify image, increase consumer awareness, improve customer service, provide entertainment and promote support for causes the Company believes are important to its customers. During 2007, the Company signed an agreement to outsource the order-taking and fulfillment responsibilities related to its Internet business to a third-party that provides direct-to-customer e-commerce services. Shortly after the agreement was signed, but before the scheduled launch date, the provider was acquired, resulting in a launch delay. The new launch date is scheduled to occur in 2008.

          In addition to seasonal image campaigns via traditional advertising media, the Internet has enabled the Company and its customers to communicate directly with each other. The Company’s use of its websites to capture and process this relevant market data on its consumer base provides a greater understanding of its customers and market trends. The Company believes this dynamic relationship is invaluable for building customer loyalty. Further, the Company’s Internet presence through two websites has enabled the creation of a substantial e-mail database by which the Company’s marketing department regularly interact with its existing and new consumers online.

          Licensing. The strength of the Company’s brands, Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, and Le Tigre provides opportunities, through licensing agreements, to expand into new product categories and broaden existing distribution channels. The Company believes its strategic licensing relationships are essential to the growth of the Company both domestically and abroad as a lifestyle branded franchise. Many of the existing licensee businesses are still relatively small in their individual product classifications and the Company believes they hold growth potential.

          The Company chooses its licensing partners with care, considering many factors, including the strength of their sourcing and distribution abilities, thereby attempting to maintain the same value and style that Kenneth Cole customers have come to expect. In 2006, the Company terminated its license agreement with Paul Davril Inc. (“PDI”), which resulted in the Company assuming control of its Kenneth Cole New York sportswear categories and Kenneth Cole Reaction men’s sportswear in 2007. Women’s sportswear is currently distributed through an agreement with Bernard Chaus, Inc., while men’s sportswear began shipping in 2008 through in-house operations. In September 2007, the Company acquired the Le Tigre trademark. The Company is expected to launch the Le Tigre brand at JCPenney in Spring 2008. The brand will debut in junior sportswear and is also expected to expand into other categories, such as juniors’ footwear and accessories, as well as young mens’ apparel. The Company believes the Le Tigre brand holds growth potential both domestically and abroad.

          The Company’s strategic partnership with its fragrance licensee, Coty, Inc. (“Coty”), is designed to expand consumer awareness through Coty’s global marketing group and provide an extension of brand awareness to the Company licensees and partnerships internationally and domestically. In the last two years, the Company introduced Kenneth Cole Reaction fragrance for women, Kenneth Cole Signature for men, and added RSVP fragrance for men. These fragrances replaced the original Kenneth Cole fragrances allowing for fresh, new and exciting products for market penetration, growth and brand awareness.

          The Company is committed to strategically expanding its product classifications internationally and to building growth through brand awareness and diversity as it continues to aggressively grow the watch and optical categories abroad, focusing on certain specific international regions. In 2007, the Company’s licensees opened thirteen freestanding stores and thirteen shop-in-shops in international markets including Taiwan, the Gulf Region, Israel, Mexico, Latin America and the Philippines.

          The Company’s brands are currently licensed for a range of products consistent with the Company’s image (see “Licensing” below).

Products

          The Company markets its products principally under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, Tribeca, Gentle Souls and Le Tigre brand names, along with its licensed brand for footwear, Bongo, each targeted to appeal to different consumers. The Company believes that the products marketed under the Kenneth Cole New York brand names have developed into true aspirational brands, and while it has similar designer cache as other international designer brands, it has greater value credibility.

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

          Kenneth Cole New York men's footwear, manufactured through Italian and Chinese factories, is designed as contemporary, comfortable leather fashion footwear and is sold to the bridge-designer market at retail price points ranging from approximately $155 to $400. As versatile as it is sophisticated, Kenneth Cole New York men’s footwear may be worn to work, for special occasions or on weekends with casual clothes. In addition, the Company uses the label “silver technology” in its line to denote enhanced comfort combined with its fine leather shoe craftsmanship. The silver technology product features a micro-tech midsole, a removable gel insole, and a fiberglass shank.

          Kenneth Cole New York women’s footwear, primarily manufactured through Chinese and Brazilian factories, includes sophisticated and elegant dress, casual and special occasion footwear that is sold to the bridge-designer market at retail price points ranging from approximately $100 to $450. Women’s footwear is constructed by fine leather craftsmen to allow the customer high quality designer styling with value for the fashion-conscious woman at work or in social gatherings.

          Kenneth Cole New York handbags are generally made of quality-crafted leathers and sold to the bridge-designer market at retail price points ranging from approximately $200 to $400. The seasonal line includes certain updated styles that offer the customer high-fashion bags, which are accompanied by tailored career bags for the sophisticated urban consumer.

          Kenneth Cole New York men’s sportswear is a contemporary sportswear collection which includes knits, wovens, pants, sweaters and jackets and targets the fashion-conscious male who enjoys neutral apparel with a splash of color. The line was re-launched in-house in January 2008 after the Company terminated its licensing agreement with its licensee. The collection is sold in top department stores and select specialty stores with retail price points ranging from approximately $40 to $425.

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

          Kenneth Cole Reaction handbags, primarily manufactured in China, are designed to be multifunctional with a contemporary look and are primarily made of leather and non-leather technical fabrications, such as nylon, microfiber and canvas. Kenneth Cole Reaction handbags have been styled to appeal to the same customer as the Kenneth Cole Reaction footwear line to meet the varying needs of the Company’s customers. This line generally retails at price points ranging from approximately $80 to $220.

          Kenneth Cole Reaction children’s footwear, primarily manufactured in China, includes dress and casual footwear sold at price points ranging from $30 to $65 and is targeted to boys and girls ages 6 to 12, who the Company believes are making more of their own fashion choices than ever before. The toddler line for boys and girls ages 2 to 5 has price points ranging from $30 to $50. The Company believes that children’s footwear is a natural extension of its footwear business and that its use of styles based upon successful performers in its existing men’s and women’s styles, greatly enhances the likelihood of product performance.

          Gentle Souls

          Gentle Souls women’s footwear is designed and targeted for the sophisticated, active woman who expects a comfortable fit with a stylish design. The footwear is sold in specialty retail and high end department stores at price points ranging from $150 to $500. The line consists of approximately 30 styles that are manufactured with high quality leather around an exclusive comfort technology. The product line was launched in 2007.

          Unlisted

          Unlisted products are designed and targeted to the younger, trendier consumer market, the country’s largest consumer base of fashion merchandise. The Unlisted brand was developed to expand the Company’s sales into a younger, more moderately priced business and includes men’s and women’s casual and dress shoes each season.

          Unlisted footwear provides the young consumer with a wide selection of footwear with contemporary styling and quality at affordable prices. Unlisted women’s footwear includes not only fashion styles, but also evening styles, basic pumps and loafers that generally retail at price points ranging from $30 to $50 with approximately 60 styles per season. Unlisted men’s footwear continues brand penetration through additional door expansion, continuing its strong growth, and capitalizing on the large youth consumer base. The line includes casual and dress assortments with a variety of fashion styles to compliment the selection of approximately 50 styles per season. Unlisted men’s footwear appeals to a broader young men’s market with shoes that range at retail price points from $50 to $80.

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

          Currently, Bongo footwear includes only women’s and children’s footwear lines. The women’s footwear line has a wide variety of styles for casual, weekend and special evening events including pumps, boots and loafers, among others. The price points for the women’s line range from $30 to $50 with approximately 40 styles per season. Children’s price points range from $20 to $30. The brand provides a market that the Company was not previously penetrating with its branded products.

Business Segments

          The Company manages its business through three segments: Wholesale, Consumer Direct and Licensing. During the periods presented below, the percentages of net revenues contributed by the Company’s business segments are as follows:

	For the Year Ended December 31,
	2007	2006	2005

Wholesale	57%	59%	55%
Consumer Direct	34	33	37
Licensing	9	8	8

Total	100%	100%	100%

See Note 9 to the Consolidated Financial Statements for a measure of segment income/loss and total assets.

Wholesale Operations

          The Company strives to provide affordable fashion footwear, handbags and accessories with consistent marketing and management support to its wholesale customers. The Company provides this support by producing strong image-driven advertising, offering creative quality products and maintaining adequate inventory levels of new products as well as products included in the Company’s open stock program. The Company employs a sales force, as well as corporate account specialists, to sell its products and to manage its relationships with its wholesale customers, whose duties include analyzing and monitoring their selling information.

          The Company’s products are distributed to approximately 1,800 wholesale accounts for sale in approximately 6,000 store locations in the United States. The Company markets its branded products to major department stores and chains, such as Dillard Department Stores, Inc., Federated Department Stores (including Macy’s and Bloomingdales) and upscale specialty retailers, including Nieman Marcus and Nordstrom, Inc. In addition, the Company sells out-of-season branded products and overruns through its Company Stores and to off-price retailers. The Company also sells its products, directly or through distributors or licensees, to customers in various international markets including Canada, Australia, Europe, parts of Asia, the Middle East, Latin America and parts of South America and the Caribbean.

          The Company markets its product lines and introduces new styles at separate industry-wide footwear and handbag tradeshows that occur several times throughout the year in New York, Las Vegas and at various regional shows. These trade shows also afford the Company the opportunity to assess preliminary demand for its products. After each show, the Company’s sales force and corporate account specialists visit customers to review the Company’s product lines and to secure purchase commitments. The Company’s products are also displayed at showrooms in New York.

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

Consumer Direct Operations

Retail Operations

          The Company continues to pursue opportunities to enhance and strengthen its retail operations. At December 31, 2007, the Company operated 49 Kenneth Cole New York full-priced retail stores and 42 Company Stores under the Kenneth Cole New York name. In 2006, the Company separated the merchandising and support functions between Company Stores and its full-priced retail stores. As a result, the Company initiated more effective business and merchandising practices for these stores. During 2007, the Company increased the amount of specific “made for Company Store” product and which resulted in improved margins and positive Company Store comparative store sales. The Company opened three Company Stores in 2007 and plans on opening five to eight locations in 2008. In its full-priced retail stores, the Company limited its overstock position and reduced markdowns through standardized assortments and modified price points to align the price-value relationship of the Company’s brands, which the Company believes will contribute to improved operating performance. In addition, the Company continued to evaluate its real-estate portfolio to identify unproductive stores, and as a result closed five full-priced retail stores in 2007 and four additional full-priced retail stores in January 2008.

          The Company believes its full-priced retail stores develop consumer recognition of its brand names, provide a showcase for its branded products marketed by the Company and its licensees, and enhance the Company’s overall profitability. The Company believes that these stores complement its wholesale business by building brand awareness. The customer is presented with the Company’s core shoe and handbag business with selected key accessory styles. The Kenneth Cole retail stores enable the Company to reach consumers who prefer the environment of a retail store. A portion of the Company’s store products are sourced exclusively for such stores to differentiate the product mix of its stores from that of its wholesale customers, while the Company sources “made for Company Store” product similar to its exclusive sourcing for retail stores, and, thus, differentiates Company Stores from both full-priced retail stores and wholesale customers.

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

Website

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

          As part of its strategic plan, the Company signed an agreement to outsource its Internet business to a third-party that provides direct-to-customer e-commerce services, which the Company believes will increase the efficiency of the Company’s Internet business. Operations are expected to commence in 2008.

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

          Licensees range from small to medium-sized manufacturers to companies that are among the industry leaders in their respective product categories. The Company selects licensees that it believes can produce and service quality fashion products consistent with the Kenneth Cole New York, Kenneth Cole Reaction and Unlisted brand images. In 2007, the Company acquired the Le Tigre trademark and other intellectual property associated with the Le Tigre brand, which it expects to launch at JCPenney in Spring 2008 through a licensing agreement.

          The Company communicates its design ideas and coordinates all marketing efforts with its licensees. The Company generally grants licenses for three to five year terms with renewal options, limits licensees to certain territorial rights and retains the right to terminate the licenses if certain specified sales levels are not attained. Each license provides the Company with the right to review, inspect and approve all product designs and quality and approve any use of its trademarks in packaging, advertising and marketing. The Company plans to continue to draw upon Kenneth Cole’s creative strength and the Company’s marketing resources to continue to build brand definition with its licensing partners.

          The following table summarizes the Company’s product categories under its licensing agreements at the end of 2007 for the Kenneth Cole New York, Kenneth Cole Reaction, Unlisted and Le Tigre brands:

Product Category	Kenneth Cole New York	Kenneth Cole Reaction	Unlisted	Le Tigre

Men’s Tailored Clothing	X	X	X
Men’s Sportswear	X	X		X
Men’s Neckwear	X	X	X
Men’s Dress Shirts	X	X	X
Men’s Casual Pants	X	X	X
Men’s Leather & Fabric Outerwear	X	X		X
Men’s Small Leather Goods	X	X	X	X
Men’s Belts	X	X	X	X
Men’s Coldweather	X	X		X
Men’s Socks	X	X	X
Women’s Sportswear	X	X		X
Women’s Small Leather Goods	X	X	X	X
Women’s Leather & Fabric Outerwear	X	X		X
Men’s/Women’s Jewelry	X	X	X	X
Men’s/Women’s Swimwear	X	X	X
Men’s/Women’s Watches	X	X	X	X
Men’s/Women’s Optical Frames	X	X
Men’s/Women’s Luggage/Briefcases	X	X
Men’s/Women’s Sunglasses	X	X	X	X
Men’s/Women’s Fragrances	X	X	X
Men’s/Women’s Sleepwear			X
Children’s Apparel		X	X	X

          All of the Company’s licensees of the Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted brands are required to contribute to the Company a percentage of their net sales of licensed products, subject to minimum amounts, for the ongoing marketing of the Kenneth Cole brands.

International Licensing

          The Company sells its products through distributors and licensees to wholesale customers and direct retailers in international markets including Canada, Australia, parts of Europe, the Middle East, parts of Asia, Central America, parts of South America and the Caribbean Islands. The Company also continues to grow its international presence through broader wholesale distribution of watches, fragrance and sunglasses and prescription eyewear and continues to explore markets throughout the world.

          Within the Middle East, Kenneth Cole New York freestanding stores in the United Arab Emirates grew to a total of nine while Israel ended the year with three freestanding stores and thirteen shop-in-shops. The Company’s licensee in the Philippines grew its presence to a freestanding store count of eight, while maintaining two shop-in-shops. The Company also maintains agreements for the wholesale distribution of handbags, women’s small leather goods, and men’s and women’s footwear in Australia and has retail stores and shop-in-shops in Taiwan.

          In North America, the Company, directly and through licensing arrangements, continues to sell and market its products in Canada. The majority of product classifications available domestically are also available in Canada. Currently, the Company maintains direct distribution of its footwear and handbag businesses in Canada and manages this business from its New York City headquarters through its Wholesale segment. The Company’s Latin

American licensee agreement covers Latin America, South America and the Caribbean, with the exception of Brazil, Argentina and Uruguay. Currently, the Company’s licensee operates 37 stores in this region.

          In Europe, the Company’s licensee sells footwear, luggage, small leather goods and handbags to department stores within the United Kingdom. The Company has also entered into an exclusive arrangement with House of Fraser to sell men’s tailored clothing, dress shirts and neckwear in the United Kingdom. In 2007 the Company expanded into Germany and Spain through direct distribution of its footwear and handbag businesses, while continuing to explore opportunities in the European market. The Company furthered its international expansion into South Africa as it introduced Unlisted and Reaction branded footwear into the South African market through a wholesale distribution agreement in 2007.

          The Company realizes the critical role that licensees have on the strategic plan to reposition Kenneth Cole as an accessible luxury brand, and on the growth and development of Kenneth Cole and its diffusion brands; and therefore, the Company takes significant care to strategically align itself with viable business partners around the world. The Company is optimistic about the expansion of its international licensing programs as a means of developing a truly global brand. The Company currently generates approximately 3% of its total revenue internationally.

Design

          Kenneth D. Cole, the Company’s Chairman and Chief Executive Officer, founded the Company in 1982 and its success to date is largely attributable to his design talent, creativity and marketing abilities. Mr. Cole selects designers to join a design team to work with him in the creation and development of new product styles. Members of each design team collaborate with Mr. Cole to create designs that they believe fit the Company’s image, reflect current or approaching trends and can be manufactured cost-effectively.

          The Company’s design teams constantly monitor fashion trends and search for new inspirations. Members of the various teams travel extensively to assess fashion trends in Europe, the United States and Asia and work closely with retailers to monitor consumer preferences. The process of designing and introducing a new product takes approximately two to four months. Once the initial design is complete, a prototype is developed, reviewed and refined prior to commencement of production.

          In order to reduce the impact of changes in fashion trends on the Company’s product sales and to increase the Company’s profitability, the Company continuously seeks to develop new core basic product styles that remain fashionable from season to season without significant changes in design or styling. Since these core basic products are seasonless, retailers’ inventories of core basic products tend to be maintained throughout the year and reordered as necessary, primarily through electronic data interchange.

Sourcing

          The Company does not own or operate any manufacturing facilities. Instead, it sources its branded and private label products directly or indirectly through independently-owned manufacturers in Italy, Spain, Brazil, China and Korea, among other locations. The Company maintains an office in Florence, Italy and generally has long-standing relationships with several independent buying agents to monitor the production, quality and timely distribution of the Company’s products from its manufacturers. In addition, as part of its global sourcing strategy, the Company began operating from its Dongguan, China office in 2005 as part of its plan to expand production in that region.

          The Company sources each of its product lines separately, based on the individual design, styling and quality specifications of such products. The Company primarily sources its products directly or indirectly through manufacturers in Italy, Spain, Brazil and China. However, approximately 47% and 46% of total handbag purchases came from two manufacturers in China during the years ended December 31, 2007 and 2006, respectively. Approximately 42% and 39% of Kenneth Cole New York and Kenneth Cole Reaction men’s footwear purchases were from one manufacturer in China utilizing many different factories during the years ended December 31, 2007 and December 31, 2006, respectively. In addition, approximately 52% and 55% of Kenneth Cole Reactionwomen’s footwear purchases were sourced through two Chinese manufacturers during the years ended December 31, 2007 and December 31, 2006, respectively. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company’s production needs. Many of these manufacturers, however, subcontract a portion of such purchases to ensure the consistent and timely delivery of quality products. The Company is a significant customer of several of these manufacturers and has established long-standing relationships with them. While the Company believes it has alternative manufacturing sources available to meet its current and future production requirements, there can be no assurance that, in the event the Company is required to change its current manufacturers, alternative suppliers will be available on terms comparable to the Company’s existing arrangements.

          In advance of the Fall and Spring selling seasons, the Company works with its manufacturers to develop product prototypes for industry trade shows. During this process, the Company works with the manufacturers to determine production costs, materials, break-even quantities and component requirements for new styles. Based on indications from the trade shows and initial purchasing commitments from wholesalers, the Company will place production orders with the manufacturers. In addition, the Company has a program, “test and react,” whereby prototypes are rushed to its specialty retail stores immediately after completion to determine initial consumer reaction. Successful styles, consumer acceptance and demand are used to adjust factory production and line development prior to initial season shipping. As a result of the need to maintain in-stock inventory positions, the Company places manufacturing orders for open stock and certain fashion products prior to receiving firm commitments from its customers. Once an order has been placed, the manufacturing and delivery time ranges from three weeks to four months depending on whether the product is new or is currently in production. Throughout the production process, the Company monitors product quality through inspections at both the factories and upon receipt at its warehouses. To reduce the risk of overstocking, the Company monitors sell-through data on a weekly basis and seeks input on product demand from wholesale customers to adjust production as needed.

Advertising and Marketing

          The Company believes that advertising to promote and enhance its brands is an integral part of its long-term growth strategy. The Company believes that its advertising campaigns, which have brought it national recognition for their timely focus on current events and social issues, have resulted in increased sales and consumer awareness of its branded products. The Company’s advertising appears in magazines such as Vogue, Elle, GQ, Details, Vanity Fair, and InStyle, newspapers, and outdoor and other media advertising. The majority of the Company’s licensees are required to contribute to the Company a percentage of their net sales of licensed products, subject to minimums, for the advertising and promotion of the image of the Company’s brands. In addition, the Company believes personal appearances by Kenneth D. Cole further enhance the Company’s brand awareness.

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

          An additional aspect of the Company’s marketing efforts is the creation and placement of branded enhancements in key department and specialty store locations. These focus areas create an environment that is consistent with the Company’s image and enables the retailer to display and stock a greater volume of the Company’s products per square foot of retail space. These enhancements are achieved through the placement of fixtures, point of purchase displays and graphics. The Company believes that these in-store enhancements encourage longer-term commitment by retailers to the Company’s products and heighten consumer brand awareness.

          In 2008, the Company, along with its licensees, will begin its silver anniversary campaign celebrating its 25th anniversary through a year-long calendar of events, print advertising and creative marketing. The Company believes the campaign will heighten awareness of the Company, its brands, products and social concerns.

Distribution

          To facilitate distribution, the Company’s products are inspected, bar coded, packed and shipped from manufacturers by ocean or air to the Company’s distribution facilities located in the United States and Canada. The Company utilizes fully-integrated information systems and bar code technology to facilitate the receipt, processing and distribution of products through third-party warehouse distribution centers. The products are then shipped to the Company’s wholesale and direct customers either in predetermined sizes, in case packs or under its open stock program. The Company’s open stock program allows its wholesale customers to reorder, typically via electronic data interchange (“EDI”), core basic styles in a range of colors and sizes as well as many fashion styles, for immediate shipment. While the open stock program requires an increased investment in inventories, the Company believes this program is an important service for its wholesale customers by allowing them to manage inventory levels more effectively. The Company expects that affording customers improved flexibility in ordering specific stock keeping units (“SKUs”) in smaller quantities will ultimately reduce the incidence of markdowns and allowances.

          The Company has capitalized on its centralized distribution facilities to provide additional support to its retail store operations on shipments of footwear and handbag products as well as direct shipments to its catalog and Internet customers. The Company’s EDI program is also used to re-supply its retail store on a variety of products, thereby enhancing its service to the Company’s retail operations through improved inventory management and customer response. To facilitate distribution, the Company has third-party public warehouses located on both the East and West Coasts of the United States, as well as in Canada, to accommodate merchandise imported from Asia, Europe and South America.

Management Information Systems

          The Company believes that sophisticated information systems are essential to the Company’s ability to maintain its competitive position and to support continued growth. The Company’s management information systems were designed to provide, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution and marketing aspects of the Company’s business. The Company continues to update and enhance its distribution and financial systems with newer technology that offers greater functionality and reporting capabilities. The Company also utilizes an EDI system that provides a computer link between the Company and many of its wholesale customers, as well as its retail operations that enable the Company to receive online orders and to accumulate sales information on its products shipped to its wholesale customers, retail stores, catalog and internet customers. The Company’s EDI system also improves the efficiency of responding to customer needs and allows both the customer and the Company to monitor purchases, shipments and invoicing. In its retail stores, the Company uses point-of-sale registers to capture sales data, track inventories and generate EDI replenishment orders.

          The Company regularly evaluates the adequacy of its management information systems and upgrades such systems to support its growth. In 2006, the Company signed a software license agreement with SAP America, Inc. (“SAP”) and implemented an integrated business platform, using SAP software products, across the Company’s full-priced retail and Company Stores. Capital expenditures related to the SAP retail implementation approximated $13.0 million. The Company believes that failure to continue to upgrade its management information systems to support growth and expansion, either in its internal systems or in systems of third parties could have a material adverse effect on the Company’s financial condition and its results of operations.

Trademarks

          The Company, through its wholly-owned subsidiary, Kenneth Cole Productions (LIC), Inc., owns federal registrations for its principal trademarks Kenneth Cole, Kenneth Cole New York, Kenneth Cole Reaction, Reaction, Kenneth Cole Collection, Tribeca and Unlisted as well as several other ancillary and derivative trademarks. In 2007, the subsidiary acquired the Le Tigre trademark and other intellectual property associated with the Le Tigre brand. Each of the federal registrations is currently in full force and effect and is not the subject of any legal proceedings. In addition, the Company has several federal applications pending in the United States Patent and Trademark office for trademarks and service marks. Moreover, the Company continues to expand its current international registrations in numerous countries throughout the world. The Company regards its trademarks and other proprietary rights as valuable assets in the marketing and distribution of its products, and fully intends to maintain, renew and protect the registrations, as well as vigorously defend all of its trademarks against infringements.

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

Foreign Operations

          The Company’s business is subject to the risks of doing business abroad, such as fluctuations in currency exchange rates, local market conditions, labor unrest, political instability, actions of a public enemy, military or other government intervention, priorities, restrictions or allocations and the imposition of additional regulations relating to imports, including quotas, duties or taxes and other charges on imports. There can be no assurance that these factors will not have a material adverse effect on the Company’s operations in the future.

          In order to reduce the risk of exchange rate fluctuations, the Company may enter into forward exchange contracts to protect the future purchase price of inventory denominated in Euro. These Euro forward exchange contracts are used to reduce the Company’s exposure to changes in foreign exchange rates and are not held for the purpose of trading or speculation.

Import Restrictions

          Although most of the goods sourced by the Company are not currently subject to quotas, countries in which the Company’s products are manufactured may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products. In addition, the United States may impose new duties, tariffs and other restrictions on imported products, any of which could have a material adverse effect on the Company’s operations and its ability to import its products at current or increased quantity levels. In accordance with the Harmonized Tariff Schedule, a fixed duty structure in effect for the United States, the Company pays import duties on its products. The majority of its products have import duties that range from approximately 6% to 37.5%, depending on the category and the principal component of the product. Other restrictions on the importation of footwear, apparel, and other products are periodically considered by the United States government and no assurance can be given that tariffs or duties on the Company’s goods may not be raised, resulting in higher costs to the Company, or that import quotas restricting such goods may not be imposed or made more restrictive.

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

Customers

          The Company’s department store customers include major United States retailers, several of which are under common ownership. In 2007 and 2006, the Company had no customer or group under common ownership account for more than 10% of consolidated sales. The Company’s ten largest customers represented 43.1% and 43.9% of the Company’s net sales for the years ended December 31, 2007 and 2006, respectively. While the Company believes that purchasing decisions have generally been made independently by each division within a department store group, there is a trend among department store groups toward centralized purchasing decisions of their divisions.

Backlog

          The Company had unfilled wholesale customer orders, excluding apparel, of $71.1 million and $77.3 million at February 26, 2008 and February 27, 2007, respectively. The Company’s backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of its core basic products through the Company’s open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

Sales Returns and Allowances

          The Company’s ability to collect factor chargebacks for deductions taken by its customers for returns, discounts and allowances as well as potential future customer deductions is significant to its operations. The Company reserves against known chargebacks as well as potential future customer deductions based on a combination of historical activity and current market conditions. Actual results may differ from these estimates under different assumptions or conditions, which may have a significant impact on the Company’s results.

Employees

          At December 31, 2007, the Company had approximately 1,800 employees (which include approximately 900 part-time employees), none of whom are covered under a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

Directors and Executive Officers

Name	Age	Present Position

Kenneth D. Cole	53	Chief Executive Officer, Chairman of the Board of Directors
David P. Edelman	46	Chief Financial Officer
Michael F. Colosi	42	Senior Vice President and General Counsel and Corporate Secretary
Doug Jakubowski	44	President, Kenneth Cole – Apparel and Corporate Relations
Jeff Cohen	54	Divisional President, Consumer Direct
Michael DeVirgilio	39	Executive Vice President, Business Development
Richard S. Olicker	50	Executive Vice President, Wholesale
Kyle Andrew	41	Senior Vice President, Marketing
Linda Nash Merker	51	Senior Vice President, Human Resources
Martin E. Franklin	43	Director
Robert C. Grayson	63	Director
Denis F. Kelly	58	Director
Philip R. Peller	68	Director

          Kenneth D. Cole has served as the Company’s Chief Executive Officer and Chairman of the Board since its inception in 1982 and was also President until February 2002. Mr. Cole was a founder, and from 1976 through 1982, a senior executive of El Greco, Inc., a shoe manufacturing and design company which manufactured Candies women’s shoes. Mr. Cole is the Chairman of the Board of Directors of the American Foundation for AIDS Research (“AmFAR”). In addition, he is on the Board of Trustees of the Sundance Institute and the Council of Fashion Designers of America. Mr. Cole is also a Director and President of nearly all of the wholly-owned subsidiaries of the Company.

          David P. Edelman was appointed as the Chief Financial Officer in July 2004. He joined the Company in January 1995 and served as the Company’s Senior Vice President of Finance since April 2000. Before joining the Company, Mr. Edelman was Chief Financial Officer of a women’s suit wholesaler, and he was employed 10 years as a CPA with Ernst & Young in various specialty groups including E&Y’s National Consulting Office and its Retail and Apparel Audit Group. Mr. Edelman serves on the Board of Directors of the American Apparel and Footwear Association. Mr. Edelman is also a Director of many of the Company’s wholly-owned subsidiaries.

          Michael F. Colosi has served as the Company’s Senior Vice President, General Counsel and Corporate Secretary since March 2007. Mr. Colosi previously served as Corporate Vice President and General Counsel for the Company from July 2000 to February 2007 and as Corporate Secretary since July 2004. Previously, Mr. Colosi was the Associate General Counsel and Assistant Secretary for The Warnaco Group, Inc. from 1996 to 2000. After clerking for Judge J. Edward Lumbard of the U.S. Court of Appeals for the Second Circuit, he was engaged in the private practice of law from 1992 to 1996.

          Doug Jakubowski has served as President of Kenneth Cole – Apparel and Corporate Relations since October 2007. Mr. Jakubowski previously served as President of the Kenneth Cole Reaction brand and Senior Vice President of Reaction from July 2005. Prior to joining the Company, Mr. Jakubowski served as President of Perry Ellis Menswear from 2003 to 2005. From 1997 to 2003, he served as Executive Vice President of Merchandising and Design for Perry Ellis Sportswear. Prior to joining Perry Ellis, Mr. Jakubowski held various positions of Vice President of Sales and Marketing at International News, and Director of Marketing and Sales at Koral Industries.

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

          Richard S. Olicker joined the Company as President of the Wholesale Division and Executive Vice President of the Corporation in January 2006. Mr. Olicker was previously employed by Steven Madden, Ltd. Where he held the position of President since 2001 and was responsible for seven independently operating wholesale footwear divisions, including Steve Madden, Stevies, l.e.i., and Candie’s. Mr. Olicker also had visibility of the operation of the retail, licensing, Internet and international divisions. Prior to this, Mr. Olicker co-founded Aerogroup International, Inc. (Aerosoles), the footwear import and marketing firm, and previously also served as General Counsel and Licensing Business Director at El Greco Inc. – Candie’s.

          Kyle Andrew joined the Company in February 2007 as Senior Vice President of Marketing. Ms. Andrew previously served as the Vice President of Marketing at Gap Brand, and was responsible for all Brand Communications and Creative. In this capacity, Ms. Andrew oversaw all advertising, media, public relations, promotions, buzz marketing, events, packaging and in-store creative for Gap, Baby Gap, Gap Kids and Gap Body. Prior to working at Gap Inc., Ms. Andrew worked on the agency side at various companies, including Arnell Group, Toth and Select Communications.

          Linda Nash Merker joined the Company as Senior Vice President of Human Resources in May 2004. Previously, she served as Senior Vice President of Human Resources at Perry Ellis from January 2002 to November 2003, and Senior Vice President of Human Resources at Loehmann’s from 1994 until 2000. While at Macy’s East from 1987 until 1994, Ms. Merker also held various positions, the last two of which were Vice President of Human Resources – Merchandise Recruitment and Development and Vice President of Human Resources for the Herald Square store.

          Jeff Cohen was named Divisional President of Consumer Direct in March 2008. He joined the Company as Divisional President of Company Stores in October 2006. Previously, he served as President of Retail at Calvin Klein, Inc., Guess? and Ecko Unlimited. Mr. Cohen served as President of Retail at Tommy Hilfiger, Inc. from 1993 to 2000. From 1983 to 1993, Mr. Cohen served as President of Retail with Polo Ralph Lauren.

          Martin E. Franklin has served as the Chairman and Chief Executive Officer of Jarden Corporation since September 2001. He has served as Director of GLG Partners, Inc., formerly known as Freedom Acquisition Holdings, Inc., since December 2006. Mr. Franklin also serves as the Chairman of Liberty Acquisitions Holdings, Corp since November 2007. Prior to this, Mr. Franklin served as Executive Chairman of Bolle Inc. from July 1997 to February 2000. He also held the position of Chairman and CEO of Lumen Technologies, Inc. from May 1996 to December 1998, and its predecessor, Benson Eyecare Corporation, from October 1992 to May 1996. Mr. Franklin is currently a member of the Board of Directors of the Jewish Theological Seminary of America and One Family Fund, and various other charitable organizations.

          Robert C. Grayson is the founder of Robert C. Grayson & Associates (d.b.a. The Grayson Company), a broad-based consulting practice for the consumer goods sector. From 1992 to 1996, Mr. Grayson served initially as an outside consultant to Tommy Hilfiger Corp., a wholesaler and retailer of men’s sportswear and boyswear, and later accepted titles of Chairman of Tommy Hilfiger Retail, Inc. and Vice Chairman of Tommy Hilfiger Corp. From 1970 to 1992, Mr. Grayson served in various capacities for Limited Inc., including President and CEO of Lerner New York from 1985 to 1992, and President and CEO of Limited Stores from 1982 to 1985. He also serves as a director of St. John Knits, Lillian August Inc., U-Food, and Stax Incorporated.

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

Available Information

         The Company files its annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). The Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to the annual and quarterly reports on Form 10-K and Form 10-Q, respectively. In addition, the Company has provided the annual certification to the New York Stock Exchange. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge in the “Investor” section under the subheading of “About Us” on the Company’s website www.kennethcole.com. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding the Company, which is available at http://www.sec.gov.

          In addition, the Company’s website, www.kennethcole.com, will include, free of charge, items related to corporate governance matters, including the Company’s Corporate Governance Guidelines, charters of various committees of the Company’s Board of Directors and the Company’s Code of Business Conduct and Ethics applicable to employees, officers and directors. A printed copy of the Company’s Form 10-K, Corporate Governance Guidelines and Code of Business Conduct and Ethics is available without charge by sending a written request to: Investor Relations, Kenneth Cole Productions, Inc., 400 Plaza Drive, Secaucus, NJ 07094.

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

The Company intends to market additional lines of footwear, apparel and fashion accessories in the future. As is typical with new products, demand and market acceptance for any new products introduced by the Company will be subject to uncertainty. Achieving market acceptance for each of these products may require substantial marketing efforts and the expenditure of significant funds to create customer demand. There can be no assurance that the Company’s marketing effort will successfully generate sales or that the Company will have the funds necessary to undertake such an effort.

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

The Company is heavily dependent on its current executive officers and management. The loss of any of its executive officers or management, including but not limited to, Kenneth D. Cole, or the inability to attract and retain qualified personnel could delay the development and introduction of new products, harm our ability to sell products, damage the image of its brands and/or prevent the Company from executing its business strategy.

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

Currently, Kenneth D. Cole owns approximately 88% of the voting power and approximately 43% of the outstanding common stock of the Company. As a result, Mr. Cole has the ability to control (i) the election of all of the Company’s directors other than the directors who will be elected by the holders of Class A Common Stock, voting separately as a class, and (ii) the results of all other shareholder votes. Mr. Cole’s interests may differ from the interests of the other stockholders.

War and acts of terrorism could affect the Company’s ability to procure, sell and deliver product.

In the event of war or acts of terrorism or the escalation of existing hostilities, or if any are threatened, the Company’s ability to procure its products from its manufacturers for sale to its customers may be negatively affected. The Company imports a substantial portion of its products from other countries. If it becomes difficult or impossible to import the Company’s products into the countries in which it sell its products, the Company’s sales and profit margins may be adversely affected. Additionally, war, military responses to future international conflicts, and possible future terrorist attacks may lead to a downturn in the U.S. and/or international economies, which could have a material adverse effect on the Company’s results of operations.

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

In addition, the Company’s foreign manufacturers may be adversely effected by additional factors such as political instability in countries where contractors and suppliers are located, imposition of regulations and quotas relating to imports, imposition of duties, taxes and other charges on imports, significant fluctuation of the value of the dollar against foreign currencies and restrictions on the transfer of funds to or from foreign countries.

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

The Company licenses its trademarks to third parties for manufacturing, marketing, distribution and sale of various products and intends to expand its licensing programs. While the Company enters into comprehensive licensing agreements with its licensees covering product design, product quality, sourcing, manufacturing, marketing and other requirements, its licensees may not comply fully with those agreements. Non-compliance could include marketing products under the Company’s brand names that do not meet its quality and other requirements or engaging in manufacturing practices that do not meet the Company’s supplier code of conduct. These activities could harm the Company’s brand equity, its reputation and its business.

In addition, the Company’s results could be affected by the results of its licensees or distributors, or the transition of any of its licensing categories in-house. The financial difficulties of any of its partners or their failure to produce and deliver acceptable product could have an adverse impact on the Company’s business in the future. In the event of a business failure of any such partner or of the breakdown of the Company’s relationship with any domestic or foreign partner, there is no guarantee that the Company could replace such business.

The Company has assumed greater control over its men’s sportswear collection.

The Company terminated its license agreement with Paul Davril, Inc. for men’s sportswear in 2007 and created a wholesale apparel division to design, source and market these products commencing in Spring 2008. In addition to all of the risk factors listed in this section, the wholesale apparel division is subject to all the associated risks of a new business, including but not limited to, startup development costs incurred in advance of sales commencing, inability to attract and retain employees with sufficient expertise to manage these new classifications and inexperience of existing management with direct control of the business. New product classifications may require different methods of operations than those used in the past and may involve different customers or competitors, possible difficulties, delays or costs in integrating these lines into the business, operations, personnel or systems of the Company in ways not currently anticipated by Company management, and projected sales, margins and profits may not be realized.

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

The Company relies on warehousing and distribution facilities operated by third parties in California and New Jersey. Any damage at either of these facilities due to fire, earthquake, flood, terrorist attack or any other natural or manmade cause, including operational or financial hardship of the provider or its capacity, could impair a portion of the Company’s inventory or its ability to use its warehousing and distribution facilities.

Outcomes of litigation or changes in regulatory control could impact the Company’s financial condition.

From time to time, the Company may be a party to lawsuits and regulatory actions relating to its business. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on the Company’s business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require that the Company devote substantial resources to defend itself. Further, changes in government regulations both in the United States and in the countries in which the Company operates could have adverse affects on its business and subject it to additional regulatory actions.

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

During 2007, the Company implemented SAP information management software in its retail operations and considered further expansion of SAP as an entity-wide integrated system solution. The implementation of such software could be delayed and the Company may encounter computer and operational complications in connection with such implementation that could have a material adverse effect on its business, financial condition or results of operations. Difficulties migrating existing systems to the new software could impact its ability to design, produce and ship its products on a timely basis.

Seasonality of the Company’s business and the timing of store openings and closings could result in fluctuations in its financial performance.

The Company’s business is subject to seasonal fluctuations. Historically, fourth quarter’s sales are typically higher due to holiday business. Therefore, results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results have been, and in the future will continue to be, significantly impacted by the timing of new store openings and their respective pre-opening costs, as well as store closings and related costs.

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

Future growth in sales and profits in the Company’s Consumer Direct division will depend to some extent on its ability to increase the number of stores. The lease negotiation and development timeframes vary from location to location and can be subject to unforeseen delays. The number and timing of new stores actually opened during any given period, and their associated contribution to net income for the period, will depend on a number of factors including, but not limited, to: the identification and availability of suitable locations and leases; the availability of suitable financing to the Company and its landlords; the timing of the delivery of the leased premises to the Company from its landlords in order to commence build-out construction activities; the Company’s ability and its landlords’ ability to obtain all necessary governmental licenses and permits to construct and operate its stores on a timely basis; the Company’s ability to manage the construction and development costs of new stores, and the availability and/or cost of raw materials; the rectification of any unforeseen engineering or environmental problems with the leased premises; adverse weather during the construction period; and the hiring and training of qualified operating personnel in the local market. Any of the above factors could have a material adverse impact on the Company’s financial condition.

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

The Company intends to outsource its Internet business to a third-party direct-to-customer e-commerce service provider.

The Company signed an agreement in 2007 to outsource its Internet business to a third-party that provides direct-to-customer e-commerce services, which the Company believes will increase the efficiency of the Company’s Internet business. Shortly after the agreement was signed, but before the scheduled launch date, the provider was acquired, resulting in a launch delay. The new launch date is scheduled to occur in 2008. Although the Company will be working closely with the third-party fulfillment center in transitioning the business from its current in-house process, the Company may incur delays in order-taking and fulfillment, as a result of the transition. This could impair the Company’s ability to adequately meet the needs of its customers and negatively impact the Company’s operating results.

Negative conditions in global credit markets may impair the Company’s marketable securities portfolio.

The Company has investments in auction-rate securities which reset every 28 days, that, are “triple A” rated debt obligations, and substantially all have insurers. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction-rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of auction, the auction may not be completed and the interest rates may not be reset to predetermined interest rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auctions of these investments is successful or they are redeemed or mature. If a decline in market value continues that is deemed other-than-temporary resulting in a writedown, the result could have a material effect on our results of operations.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          In June 2006, the Company purchased its corporate headquarters building, for approximately $24 million. The Company currently occupies 119,500 square feet in the building, which is located at 603 West 50th Street, New York, New York.

          The Company leases 51,000 square feet of office space in Secaucus, New Jersey for its administrative offices. In addition, the Company also leases a 23,500 square foot facility in Secaucus used for Company Store space as well as an additional distribution warehousing facility. The Company also has a technical and administrative office in Florence, Italy, and the Company opened a similar office in Dongguan, China in 2005. The Company does not own or operate any manufacturing facilities.

          As of December 31, 2007, the Company leased space for all of its 49 full-priced retail stores (aggregating approximately 237,000 square feet) and 42 Company Stores (aggregating approximately 208,000 square feet). Generally, the leases provide for an initial term of five to ten years and certain leases provide for renewal options permitting the Company to extend the term thereafter.

Item 3. Legal Proceedings

          On April 17, 2007, a class action was filed in Superior Court for the State of California, County of San Diego. The class action alleged that the Company’s policies and practices regarding the request of personal information during credit card purchases violated California Civil Code Section 1747.08 (the Song-Beverly Credit Card Act). On October 29, 2007, the parties participated in mediation and reached an agreement in principle to settle the dispute. The amounts reserved at December 31, 2007 were sufficient to cover the proposed settlement preliminarily approved by the court on January 25, 2008. A hearing on final approval is scheduled for March 21, 2008.

          A former store manager brought suit against the Company seeking back overtime pay for time worked in the store in excess of forty hours per week. On appeal the California Supreme Court ruled that amounts owed to employees for meal breaks should be treated as wage claims subject to a three-year statute of limitations. The Company has fully satisfied the judgment including attorneys’ fees for the original trial. The plaintiff petitioned the court of appeals for attorneys’ fees for the appellate proceedings, and the court of appeals subsequently referred the petition back to the trial court. On October 3, 2007, the trial court heard oral argument on the parties’ positions and made preliminary rulings. Based on those rulings, the Company established a reserve in September 2007. The amounts reserved at December 31, 2007 were sufficient to cover the judgment that was settled and paid in January 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

          The Company’s Class A Common Stock is listed and traded (trading symbol: KCP) on the New York Stock Exchange (“NYSE”). On February 29, 2008 the closing sale price for the Class A Common Stock was $14.87. The following table sets forth the high and low closing sale prices for the Class A Common Stock for each quarterly period for 2007 and 2006, as reported on the NYSE Composite Tape:

2007:	High	Low

First Quarter	27.67	22.85
Second Quarter	27.94	23.07
Third Quarter	25.02	19.37
Fourth Quarter	20.34	17.27

2006:	High	Low

First Quarter	28.52	25.47
Second Quarter	28.56	22.33
Third Quarter	25.52	22.07
Fourth Quarter	26.60	22.97

          The number of shareholders of record of the Company’s Class A Common Stock on February 29, 2008 was 75.

          There were 7 holders of record of the Company’s Class B Common Stock on February 29, 2008. There is no established public trading market for the Company’s Class B Common Stock.

          During the fourth quarter of 2007, the Company repurchased 725,700 shares of its own stock, as presented in the following table:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

November 2007	580,200	$18.81	580,200	837,500

December 2007	145,500	$18.40	145,500	692,000

(1)

As of December 31, 2007, the remaining amount of shares that could be repurchased was approximately 692,000 shares. On March 3, 2008, the Company’s Board of Directors increased the authorization for the Company’s stock buyback plan by 4,000,000 shares to 4,692,000 shares available for repurchase.

Dividend Policy

          The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend, among other things, upon, future earnings, operations, capital requirements, proposed tax legislation, the financial condition of the Company and general business conditions.

          The Company established a quarterly dividend policy in 2003 and made $0.l8 per share dividend payments to shareholders of record as of the close of business on March 8, May 24, August 23 and November 21 during the fiscal year ended December 31, 2007 and March 9, May 23, August 25, and November 22 during the fiscal year ended December 31, 2006.

          On March 3, 2008, the Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on March 28, 2008, to shareholders of record at the close of business on March 14, 2008.

          The Company had the following securities authorized for issuance under equity compensation plans as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,754,779	$25.08	1,214,668

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Stock Performance Graph

          The following graph compares the yearly percentage change in the cumulative total shareholder return on the Class A Common Stock during the period beginning on December 31, 2002 and ending on December 31, 2007 with the cumulative total return on the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Footwear Index. The comparison assumes that $100 was invested on December 31, 2002 in the Class A Common Stock in the foregoing indices and assumes the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kenneth Cole Productions, Inc., The S&P 500 Index and The S&P Footwear Index

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6. Selected Financial Data

          The following selected financial data has been derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report.

(Amounts are in thousands except for per share and dividend amounts.)

	2007	2006	2005	2004	2003

Income Statement Data:
Net sales	$466,405	$492,282	$474,060	$473,438	$430,101
Royalty revenue	44,315	44,217	43,983	42,763	38,252
Net revenue	510,720	536,499	518,043	516,201	468,353
Cost of goods sold	287,408	304,672	283,727	284,817	258,457
Gross profit (2)	223,312	231,827	234,316	231,384	209,896
Selling and general administrative expenses (1)	207,863	194,718	188,953	174,519	157,824
Impairment of long-lived assets	10,564	121	—	448	1,153
Operating income	4,885	36,988	45,363	56,417	50,919
Interest and other income, net	5,366	4,875	4,151	1,411	825
Income before provision for income taxes	10,251	41,863	49,514	57,828	51,744
Provision for income taxes	3,168	15,098	15,988	21,976	19,145
Net income	$7,083	$26,765	$33,526	$35,852	$32,599
Earnings per share:
Basic	$0.35	$1.34	$1.69	$1.79	$1.66
Diluted	$0.35	$1.31	$1.65	$1.74	$1.59
Weighted-average shares outstanding:
Basic	20,057	20,046	19,888	20,050	19,609
Diluted	20,325	20,396	20,318	20,652	20,486
Cash dividends per share	$0.72	$0.72	$0.66	$0.52	$0.17

	2007	2006	2005	2004	2003

Balance Sheet Data:
Working capital	$139,401	$169,862	$187,106	$173,007	$154,161
Cash	90,653	105,441	63,747	80,014	111,102
Marketable Securities	8,305	12,250	66,400	40,000	—
Inventory	48,033	46,274	45,465	47,166	44,851
Total assets	354,537	361,113	340,671	304,587	273,841
Total debt, including current maturities	—	—	3,000	—	—
Total shareholders’ equity	$241,990	$257,676	$244,660	$216,528	$196,334

(1)	Includes warehousing and receiving expenses.

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

Overview

          Kenneth Cole Productions, Inc. designs, sources and markets a broad range of fashion footwear and handbags and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, Bongo, Tribeca and Le Tigre brand names. It also designs, sources and markets men’s sportswear under the Kenneth Cole New York brand. The Company’s products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a contemporary lifestyle uniquely associated with Kenneth Cole.

          The Company markets its products to approximately 6,000 department and specialty store locations, as well as through its Consumer Direct business, which includes a base of full-priced retail and Company Stores and interactive websites, including online e-commerce.

          The popularity of the Kenneth Cole brand names among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements and offers through these agreements a lifestyle collection of men’s product categories including tailored clothing, dress shirts, dress pants, neckwear, briefcases, portfolios, jewelry, fragrance, belts, leather and fabric outerwear, cold-weather accessories, swimwear, sunglasses, prescription eyewear, watches, fragrance, swimwear, luggage, hosiery and small leather goods. Women’s product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, prescription eyewear, watches, jewelry, fragrance, swimwear, and luggage. In addition, the Company licenses boys’ and girls’ apparel, under the Kenneth Cole Reaction brand, as well as the Unlisted and Le Tigre brands in certain categories.

          The Company recorded revenues of $510.7 million for the year ended December 31, 2007. Diluted earnings per share decreased to $0.35 from $1.31, year-over-year, inclusive of an annual after-tax impairment charge of $0.32. As of December 31, 2007, the Company had $90.7 million in cash and cash equivalents with no debt. In addition, the Company has a five-year $100 million committed Revolving Credit Facility and will pay a quarterly cash dividend of $0.09 on March 28, 2008 to shareholders of record at the close of business on March 14, 2008.

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

Sales Returns and Allowances

          The Company’s ability to collect factor chargebacks for deductions taken by its customers for returns, discounts and allowances as well as potential future customer deductions is significant to its operations. The Company reserves against known chargebacks as well as potential future customer deductions based on a combination of historical activity and current market conditions. Actual results may differ from these estimates under different assumptions or conditions, which may have a significant impact on the Company’s results.

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

Impairment of Indefinite-lived Intangible Assets and Long-Lived Assets

          The Company performs a review of its indefinite-lived intangible assets and long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

Income Taxes

          The Company’s income taxes are routinely under audit by federal, state or local authorities. These audits include questioning of the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on its annual evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures. To the extent the Company is required to pay amounts in excess of recorded income tax liabilities, the Company’s effective tax rate in a given financial statement period could be materially impacted. The Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007 which requires financial statement recognition and measurement of a tax position taken or expected to be taken in a return. The adoption of FIN 48 did not have a material impact on the financial statements.

Litigation

          The Company is periodically involved in various legal actions arising in the normal course of business. Management is required to assess the probability of any adverse judgments as well as the potential range of any losses. Management determines the required accruals after a careful review of the facts of each significant legal action. The Company’s accruals may change in the future due to new developments in these matters.

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

Stock-based Compensation

          Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-based Payment” (“SFAS 123R”) which requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company elected to use the modified prospective transition method to record stock-based compensation expense; therefore, prior period results were not restated. Under SFAS 123R, the Company measures the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognizes this cost in the income statement over the period during which an award recipient is required to provide services in exchange for the award. The Company uses the Black-Scholes model to assess the fair value of share-based payments and amortizes this cost over the service period. In addition, stock compensation expense is reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates and by employee classification. Estimated forfeitures are reassessed on a quarterly basis and may change based on new facts and circumstances.

New Accounting Pronouncements

          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions on January 1, 2008, and has determined that it will not have a material impact on the Company’s consolidated financial statements.

          In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No.115” (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current period earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The Company adopted the provisions on January 1, 2008, and has determined that it will not have a material impact on the Company’s consolidated financial statements.

          In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (“SFAS 141R”). SFAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141R is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. The Company is currently evaluating the requirements and impact of FAS 141R on the Company’s consolidated financial statements.

          In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements and impact of SFAS 160 on the Company’s consolidated financial statements.

Results of Operations

          The following table sets forth certain operating data of the Company as a percentage of net revenues for the periods indicated below:

	2007	2006	2005

Net sales	91.3%	91.8%	91.5%
Royalty revenue	8.7	8.2	8.5

Net revenues	100.0	100.0	100.0
Cost of goods sold	56.3	56.8	54.8

Gross profit (1)	43.7	43.2	45.2
Selling, general and administrative expenses	40.7	36.2	36.5
Impairment of long-lived assets	2.1	0.1	0.0
Operating income	1.0	6.9	8.7
Income before provision for income taxes	2.0	7.8	9.6
Provision for income taxes	0.6	2.8	3.1

Net income	1.4%	5.0%	6.5%

(1) Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

          Net revenues decreased $25.8 million, or 4.8%, to $510.7 million in 2007 from $536.5 million in 2006. The decrease was due to decreases in the Company’s Wholesale and Consumer Direct business segments, partially offset by slight increases in the Company’s Licensing business.

          Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) decreased $24.2 million, or 7.7% to $290.8 million in 2007 from $315.0 million in 2006. The decrease is primarily due to a decline in sales across the Company’s branded businesses. The challenging retail environment, from a lack of strong direction in footwear fashion trends, as well as generally softer sell-thrus compared to the prior year, resulted in the decline in most of the Company’s Wholesale businesses.

          Net sales in the Company’s Consumer Direct segment decreased $1.7 million, or 0.9%, to $175.6 million for the year ended December 31, 2007 from $177.3 million for the year ended December 31, 2006. The decrease primarily related to a decrease in full-priced retail and Company Store sales of $2.1 million, or 1.2%, offset by increased Internet sales of $0.4 million, or 7%, for the year ended December 31, 2007 as compared to December 31, 2006. Comparable store sales decreased $1.2 million, or 0.7%, while new store sales in 2007 plus that portion of 2007 sales for stores not open for all of 2006 decreased $0.9 million. Comparable stores sales are defined as new stores that are open for longer than thirteen months. A store that stops operations is included in the comparable sales calculation through the date of closing. As the Company has increased the amount of specific “made for Company Store” product, sales have improved at its Company store locations. In its full-priced retail stores, the Company limited overstock positions and reduced markdowns through standardized assortments and modified price points to align the price-value relationship of the Company’s brands, which the Company believes will result in improved operating performance over time. In addition, the Company closed five full-priced retail stores and one Company Store during 2007 and seven stores in January 2008 and continues to evaluate its real-estate portfolio. As part of its strategic plan for the Consumer Direct segment, the Company signed an agreement to outsource the order-taking and fulfillment responsibilities related to its Internet business to a third-party that provides direct-to-customer e-commerce services, which the Company believes will increase the efficiency of this business.

          Royalty revenue increased $0.1 million or 0.2% to $44.3 million in 2007 from $44.2 million in 2006. The increase in licensing revenues was primarily attributable to incremental revenues from its existing licensees offset by a reduction in sportswear royalties from an amendment to the Company’s licensing agreement relating to its Kenneth Cole Reaction men’s and Kenneth Cole New York sportswear businesses. The Company has transitioned its Kenneth Cole New York and Kenneth Cole Reaction men’s sportswear businesses from a licensing model to an in-house operation, and has commenced shipments for the Spring 2008 season.

          Consolidated gross profit, as a percentage of net revenues, increased to 43.7% for the year ended December 31, 2007 from 43.2% for the year ended December 31, 2006. This increase was primarily due to an increase in Consumer Direct margins, as well as a change in mix of the Company’s net revenues from its Wholesale, Consumer Direct and Licensing segments. The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had increased revenues as a percentage of net revenues of 34.4% for the year ended December 31, 2007 compared to 33.1% for the year ended December 31, 2006, while the Wholesale segment revenues as a percentage of net revenues decreased to 56.9% for the year ended December 31, 2007 from 58.7% for the year ended December 31, 2006. The revenues in the Licensing segment, which carries no cost of goods sold, increased as a percentage of net revenues to 8.7% for the year ended December 31, 2007 as compared to 8.2% for the year ended December 31, 2006. In addition, wholesale margins decreased from softer sell-thrus in a challenging retail environment, while retail margins improved from reduced markdowns from modified price points to align the price-value relationship of the Company’s brands.

          Selling, general and administrative (“SG&A”) expenses, including warehousing and receiving expenses, increased $13.1 million to $207.9 million for the year ended December 31, 2007 from $194.8 million for the year ended December 31, 2006. The increase in SG&A expenses was primarily attributable to increases in stock-based compensation expense, costs incurred with transitioning the men’s sportswear business to an in-house operation, costs associated with the implementation of the Company’s SAP retail and point-of-sale systems and legal reserves.

As a percentage of net revenues, SG&A expenses increased to 40.7% for the year ended December 31, 2007, from 36.3% for the year ended December 31, 2006 from the additional costs mentioned above and loss of leverage on the decrease in Wholesale sales.

          The Company incurred an impairment on long-lived assets of $10.6 million during the year ended December 31, 2007 compared to $0.1 million in 2006. The increase in charges in 2007 primarily related to the impairment in 2007 of certain leasehold improvements and furniture and fixtures in twenty-three of the Company’s stores.

          Interest and other income increased $0.5 million, or 10.1%, to approximately $5.4 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006, primarily due to an average higher rate of return on investments.

          The Company’s effective tax rate decreased to 30.9% for the year ended December 31, 2007 from 36.1% for the year ended December 31, 2006. This was primarily due to a $0.8 million tax benefit and a decrease in the related level of earnings in the various state and local taxing jurisdictions to which the Company’s earnings are subject during the year ended December 31, 2007 as compared to December 31, 2006. In 2006, the Company recorded $0.6 million of net tax benefits for agreements reached with certain tax jurisdictions that closed outstanding audit periods for which the Company had previously established reserves.

          As a result of the foregoing, net income decreased by $19.7 million or 73.5% to $7.1 million (1.4% of net revenues) for the year ended December 31, 2007 from $26.8 million (5.0% of net revenues) for the year ended December 31, 2006

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

          Net revenues increased $18.5 million, or 3.6%,to $536.5 million in 2006 from $518.0 million in 2005. This increase was due to revenue increases in the Company’s Wholesale and Licensing business segments, partially offset by decreases in the Company’s Consumer Direct business.

          Wholesale net sales (excluding sales to the Consumer Direct business segment) increased $27.9 million, or 9.7%, to $315.0 million in 2006 from $287.1 million in 2005. The increase was primarily due to a growth in sales of Kenneth Cole Reaction footwear and handbags of approximately 20%, as well as single digit growth in Bongo, Tribeca, and Unlisted footwear, offset by declines in Kenneth Cole New York handbags. The Company will continue to focus on product offerings, design, pricing and distribution, which it believes are the significant factors defining its brands and increasing consumer demand.

          Net sales in the Company’s Consumer Direct segment decreased $9.6 million, or 5.1%,to $177.3 million in 2006 from $186.9 million in 2005. The decrease was primarily due to a decrease in retail store sales of $10.0 million, or 5.5%, as compared to year ended December 31, 2005. Comparable store sales decreased by $16.5 million, or 9.7%, offset by an increase of $6.6 million of new store sales in 2006 plus the portion of 2006 sales for stores not open for all of 2005. Comparable stores are defined as new stores that are open for longer than thirteen months. A store that stops operations is included in the comparable sales calculation through the date of closing. The Company believes that the lack of an effective execution of its brand elevation strategy for the Company’s retail stores contributed significantly to the decline in Consumer Direct results. The Company believes it may have elevated its prices too abruptly to create an appropriate transition for its customers. The Company is taking measures to address these issues, including certain organizational and management changes, as well as merchandising improvements. The Company has separated the merchandising and support functions between the Company’s Company Stores and its full-priced retail stores. As a result, the Company believes it can initiate more effective business and merchandising practices for these stores. The initial stage of the Company’s plan has been to eliminate the use of its Company Stores as clearance centers and increase the amount of specific made for Company Store product. This has improved the Company’s presentation, margins, and resulted in positive Company Store comparative store sales in the fourth quarter of 2006 of 1.8%. In addition, the Company is controlling inventory levels to reduce clearance product, is adjusting product mix to incorporate a wider range of price points, and is evaluating its real estate portfolio with plans to close several stores, while reviewing opportunities for new store locations for the latter half of 2007.

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

          SG&A expenses, including warehousing and receiving expenses, decreased as a percentage of net revenues to 36.3% ($194.8 million) in 2006, which included impairment charges of approximately $0.1 million, from 36.5% of net revenues ($189.0 million) in 2005, which included severance costs of approximately $0.8 million in 2005. Stock-based compensation expense amounted to $3.2 million and is included in SG&A expenses. Excluding the impact of stock-based compensation expense, SG&A expenses, as a percentage of net revenues, would have been 35.7% for the year ended December 31, 2006, as compared to 36.2% in 2005. Expenses, as a percentage of net revenues, decreased primarily due to leverage from the Company’s improvement in sales from its Wholesale segment, including efficiencies gained by moving to a new West Coast distribution center in March 2006, offset by fixed costs de-leveraging on its Consumer Direct segment’s negative comparative stores’ sales base results.

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

Related Party Transactions

          The Company has an exclusive license agreement with Iconix Brand Group, Inc., and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women’s, men’s and children’s footwear. The Chief Executive Officer and Chairman of Iconix is the brother of the Company’s Chief Executive Officer and Chairman. The term of the agreement is through December 31, 2010. Management believes that the license agreement with Iconix was entered into at arm’s-length. During these periods, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement. The Company recorded approximately $1,083,000 and $1,400,000 in aggregate royalty and advertising expense under the agreement for the years ended December 31, 2007 and December 31, 2006, respectively.

          During 2007, the Company recorded expenses of approximately $510,000 and $515,000 for the years ended December 31, 2007 and 2006 to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly-owned by the Company’s Chief Executive Officer and Chairman. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Liquidity and Capital Resources

          The Company’s cash requirements are generated primarily from working capital needs, retail expansion, new technology, and other corporate activities. The Company primarily relies upon internally generated cash flows from operations to finance its operations and growth; however, it also has the ability to borrow up to $100.0 million under its revolving credit facility. Cash flows may vary from time to time as a result of seasonal requirements of inventory, the timing of the delivery of merchandise to customers and the level of accounts receivable and payable balances. At December 31, 2007, working capital was $139.4 million compared to $169.9 million at December 31, 2006.

          Net cash provided by operating activities was $34.4 million for the year ended December 31, 2007 compared to $48.7 million for the year ended December 31, 2006. The decrease in cash flows provided by operations is primarily attributable to a decrease in net income and the timing of accounts receivable and accounts payable.

          Net cash used in investing activities totaled $20.3 million for the year ended December 31, 2007 compared to $13.6 million provided by investing activities for the year ended December 31, 2006. The decrease was primarily attributable to $54.3 million in proceeds received from the sale of marketable securities in connection with the shift in the Company’s portfolio holdings of auction-rate securities to overnight money market funds, compared to proceeds of $8.4 million of marketable securities in 2007. In addition, approximately $13.0 million was used to purchase the Le Tigre trademark and other intellectual property associated with the Le Tigre brand during 2007. This was partially offset by a reduction in capital expenditures for the year ended December 31, 2007 of $10.6 million, compared to $39.9 million for the year ended December 31, 2006, which includes the purchase of the Company’s corporate headquarters building for approximately $24 million in 2006. Also included in capital expenditures for the years ended December 31, 2007 and 2006, were approximately $9.3 million and $15.9, respectively, for amounts associated with the implementation of the SAP retail and point of sales systems and furniture, fixtures, and leasehold improvements for the buildout of new Company Stores.

          Net cash used in financing activities was $28.9 million for the year ended December 31, 2007 compared to $20.6 million for the year ended December 31, 2006. The increase is primarily due to the Company’s repurchase of 1,080,000 treasury shares at an aggregate price of $19.2 million during 2007 as compared to 300,000 treasury shares repurchased at an aggregate price of $7.2 million during 2006. This was partially offset by proceeds from stock option exercises of $4.3 million for the year ended December 31, 2007, compared to $3.3 million for the year-ended December 31, 2006, and the repayment of the Company’s short-term borrowing of $3.0 million in 2006.

          The Company currently sells substantially all of its accounts receivable to two factors without recourse. In circumstances where a customer’s account cannot be factored without recourse, the Company may take other measures to reduce its credit exposure, which could include requiring the customer to pay in advance, or to provide a letter of credit covering the sales price of the merchandise ordered.

          The Company’s material obligations under contractual agreements, primarily commitments for future payments under operating lease agreements, as of December 31, 2007 are summarized as follows:

	Payment Due by Period

	Total	1 year or less	2-3 years	4-5 years	After 5 years
Operating Leases and Other Obligations	$152,361,000	$24,990,000	$45,747,000	$38,482,000	$43,142,000
Purchase Obligations	45,371,000	45,371,000	—	—	—
Minimum Licensee Royalties	3,657,000	1,137,000	2,520,000	—	—

Total Contractual Obligations	$201,389,000	$71,498,000	$48,267,000	$38,482,000	$43,142,000

          During 2008, the Company anticipates that it will continue to require additional capital expenditures to support its information systems. The Company implemented an integrated business platform using SAP software across the Company’s full-priced retail and Company Stores, which resulted in capital expenditures of approximately $13.0 million. Contingent rent and other charges amounted to $8.4 million and $7.0 million for the years ended December 31, 2007 and 2006.

          In December 2006, the Company entered into a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”), with various lenders, which provides up to $100.0 million to finance working capital requirements and letters of credit to finance the Company’s inventory purchases. A portion of the Revolving Credit Facility not in excess of $25.0 million shall be available for the issuance of standby letters of credit. The full amount of the Revolving Credit Facility will be available for the issuance of commercial letters of credit. The Revolving Credit Facility requires, among other things, that the Company comply with a maximum leverage ratio and various covenants on indebtedness, dissolutions, mergers, asset sales, pledges and changes in its lines of business, as defined. Failure by the Company to comply with these covenants could reduce the borrowings available under the Revolving Credit Facility. If an event of default occurs, borrowings and interest are payable immediately, unless cured as defined, allowing borrowings to continue during the cure period. Loans under the Revolving Credit Facility bear an interest rate equal to the Alternative Base rate (defined as the higher of the prime rate or the federal funds rate plus 0.5%) or the Adjusted LIBOR rate plus applicable margin as defined within the agreement, as elected by the Company. The Company incurs facility fees of ten basis points on the face amount of the Revolving Credit Facility. During 2007, the Company incurred facility fees of approximately $100,000. There were no outstanding advances under this agreement at December 31, 2007, and 2006. Amounts available under the Revolving Credit Facility at December 31, 2007 were reduced by $2,695,000 of standby and open letters of credit. During 2007, the Company did not borrow under the Revolving Credit Facility.

          In 2006, the Company repaid a $3.0 million promissory note, which one of the Company’s foreign subsidiaries entered into with a financial institution in connection with the Company’s tax repatriation plan.

          The Company believes that it will be able to satisfy its current expected cash requirements for 2008, including requirements for its in-house sportswear infrastructure, enhanced information systems and the payments of its quarterly cash dividend, primarily with cash flow from operations and cash on hand.

Off-Balance Sheet Arrangements

          The Company did not have any off-balance sheet arrangements as of December 31, 2007.

Exchange Rates

          The Company sometimes enters into forward exchange contracts for its future purchases of inventory denominated in foreign currencies, primarily the Euro. Gains and losses on forward exchange contracts that are used for hedges are accounted for on the Company’s Consolidated Balance Sheet as inventory and an adjustment to equity, and are subsequently accounted for as part of the purchase price of the inventory upon execution of the contract. At December 31, 2007, the Company had no unrealized gains or losses as no forward contracts were outstanding. Unrealized gains and losses are typically included in Other Comprehensive Income in the Company’s Statement of Changes in Shareholders’ Equity and as an adjustment to inventory, which is the underlying exposure on the Company’s consolidated Balance Sheet. While the Company believes that its current procedures with respect to the reduction of risk associated with currency exchange rate fluctuations are adequate, there can be no assurance that such fluctuations will not have a material adverse effect on the results of operations of the Company in the future.

          Inventory from contract manufacturers in Asia and Brazil are purchased in United States dollars and the recent fluctuations of many of these currencies against the United States dollar has not had any material adverse impact on the Company. However, future purchase prices for the Company’s products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturer, which may affect the Company’s cost of goods in the future. The Company currently does not believe the potential effects of such fluctuations would have a material adverse effect on the Company.

Effects of Inflation

          The Company does not believe that the relatively low rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant effect on revenues or profitability.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          The Company’s marketable securities consist of “triple A” rated debt obligations and substantially all have insurers. Recently, several auctions have failed as a result of illiquidity and imbalance in order flow for auction rate securities. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral, however, parties wishing to sell securities could not do so. Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities. If these auctions continue to fail, it could result in the Company holding securities beyond their next scheduled auction reset dates and will limit the liquidity of these investments. Based on the Company’s expected operating cash flows, and other sources and uses of cash, the Company does not anticipate that the lack of liquidity on these investments will affect its ability to execute its current business plan.

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

          At December 31, 2007, the Company had no forward contracts outstanding. The Company’s earnings may also be affected by changes in short-term interest rates as a result of borrowings under its credit facilities. A two or less percentage point increase in interest rates affecting the Company’s credit facilities would not have had a material effect on the Company’s 2007 and 2006 net income.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          As of December 31, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended) and have concluded that the

Company’s disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

          The Company’s internal control over financial reporting as of December 31, 2007 was audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

          There were no changes in the Company’s internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          Except for the information regarding directors and executive officers of the registrant, which is included in Part I, the information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 29, 2008 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 and which is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

          The information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 29, 2008 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 and which is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 29, 2008 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 and which is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 29, 2008 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, and which is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services

          The information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 29, 2008 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 and which is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	(1) See page F-1 for an index to the consolidated financial statements submitted as part of this Annual Report.

(2) Schedule II – Valuation and Qualifying Accounts is required to be filed by Item 8 of Form 10-K.

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

3.02	By-laws. (Incorporated by reference to Exhibit 3.02 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).

4.01	Specimen of Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).

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

*10.04	Kenneth Cole Productions, Inc. 1994 Stock Option Plan. (Incorporated by reference to Exhibit 10.04 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).

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

10.08

Collective Bargaining Agreement by and between the New York Industrial Council of the National Fashion Accessories Association, Inc. and Leather Goods, Plastics, Handbags and Novelty Workers’ Union, Local 1, dated as of April 25, 1987; Memorandum of Agreement by and between the New York Industrial Council of the National Fashion Accessories Association, Inc. and Leather Goods, Plastics, Handbags and Novelty Workers’ Union, Local 1, Division of Local 342-50 United Food and Commercial Workers Union, dated as of June 16, 1993. (Incorporated by reference to Exhibit 10.08 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).

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

10.31

Credit Agreement between J.P. Morgan Securities Inc., JPMorgan Chase Bank, National Association, PNC Bank, National Association, Bank of America, N.A., and Wachovia Bank, National Association, and Kenneth Cole Productions, Inc. dated as of December 20, 2006. (Previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporate herein by reference).

10.32

Certificate of Amendment of the Certificate of Incorporation of Kenneth Cole Productions, Inc. dated October 15, 2007 (Previously filed as Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).

+21.01	List of Subsidiaries.

+23.01	Consent of Independent Registered Public Accounting Firm.

+23.02	Consent of Independent Appraisal Firm.

+31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a) (3) of this report.

+	Filed herewith.

Kenneth Cole Productions, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Kenneth Cole Productions, Inc.

          We have audited the accompanying consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kenneth Cole Productions, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kenneth Cole Productions, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 5, 2008

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Kenneth Cole Productions, Inc.

          We have audited Kenneth Cole Productions, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kenneth Cole Productions Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

          In our opinion, Kenneth Cole Productions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2007 of Kenneth Cole Productions, Inc. and our report dated March 5, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 5, 2008

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Balance Sheets

	December
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$90,653,000	$105,441,000
Marketable securities	—	12,250,000
Due from factors	28,132,000	35,536,000
Accounts receivable, less allowance for doubtful accounts of $230,000 and $249,000, respectively	19,805,000	19,641,000
Inventories	48,033,000	46,274,000
Prepaid expenses and other current assets	2,998,000	2,779,000
Deferred taxes, net	5,173,000	2,739,000

Total current assets	194,794,000	224,660,000

Property and equipment, at cost, less accumulated depreciation and amortization	60,357,000	72,141,000

Other assets:
Intangible assets	14,083,000	1,854,000
Deferred taxes, net	24,660,000	15,110,000
Investments and other	21,490,000	15,253,000
Deferred compensation plans’ assets	39,153,000	32,095,000

Total other assets	99,386,000	64,312,000

Total Assets	$354,537,000	$361,113,000

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

	December
	2007	2006

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$39,470,000	$36,554,000
Other current liabilities	10,852,000	10,925,000
Deferred income	5,071,000	3,958,000
Income taxes payable	—	3,361,000

Total current liabilities	55,393,000	54,798,000

Accrued rent and other long-term liabilities	18,001,000	16,544,000
Deferred compensation plans’ liabilities	39,153,000	32,095,000

Commitments and contingencies

Shareholders’ equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized; none outstanding
Class A Common Stock, par value $.01, 40,000,000 shares authorized; 15,604,673 and 15,587,651 issued as of December 31, 2007 and 2006, respectively	156,000	156,000
Class B Convertible Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of December 31, 2007 and 2006, respectively	80,000	80,000
Additional paid-in capital	99,277,000	92,041,000
Accumulated other comprehensive income	914,000	1,884,000
Retained earnings	242,108,000	249,653,000

	342,535,000	343,814,000
Class A Common Stock in treasury, at cost, 4,236,350 and 3,596,592 shares as of December 31, 2007 and 2006, respectively	(100,545,000)	(86,138,000)

Total Shareholders’ Equity	241,990,000	257,676,000

Total Liabilities and Shareholders’ Equity	$354,537,000	$361,113,000

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Statements of Income

	Year ended December 31,

	2007	2006	2005

Net sales	$466,405,000	$492,282,000	$474,060,000
Royalty revenue	44,315,000	44,217,000	43,983,000

Net revenues	510,720,000	536,499,000	518,043,000
Cost of goods sold	287,408,000	304,672,000	283,727,000

Gross profit	223,312,000	231,827,000	234,316,000

Selling, general and administrative expenses	207,863,000	194,718,000	188,953,000
Impairment of long-lived assets	10,564,000	121,000	—

Operating income	4,885,000	36,988,000	45,363,000
Interest and other income, net	5,366,000	4,875,000	4,151,000

Income before provision for income taxes	10,251,000	41,863,000	49,514,000
Provision for income taxes	3,168,000	15,098,000	15,988,000

Net income	$7,083,000	$26,765,000	$33,526,000

Earnings per share:
Basic	$0.35	$1.34	$1.69
Diluted	$0.35	$1.31	$1.65

Dividends declared per share	$0.72	$0.72	$0.66

Shares used to compute earnings per share:
Basic	20,057,000	20,046,000	19,888,000
Diluted	20,325,000	20,396,000	20,318,000

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock		Class B Common Stock						Treasury Stock

	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Other Comprehensive Income	Retained Earnings	Number of Shares	Amount	Total

Balance at 12/31/04	15,054,845	$150,000	8,055,497	$81,000	$78,417,000	—	$1,053,000	$216,983,000	(3,388,400)	$(80,156,000)	$216,528,000
Net Income								33,526,000			33,526,000
Translation adjustment from
Foreign currency, net of taxes $148,000							310,000				310,000
Forward contracts, net of taxes $(351,000)							(737,000)				(737,000)
Unrealized gains on available-for-sale securities, net of taxes $301,000							631,000				631,000

Comprehensive income											33,730,000
Issuance of restricted stock, net of forfeitures	152,960	2,000			4,554,000	(4,556,000)					—
Amortization of deferred compensation						1,120,000					1,120,000
Shares surrendered by employees to pay taxes on restricted stock	(4,509)				(134,000)						(134,000)
Stock-based compensation acceleration expense					100,000	39,000					139,000
Exercise of stock options and related tax benefits	312,064	3,000			6,085,000						6,088,000
Issuance of Class A Common Stock from ESPP	13,601				329,000						329,000
Dividends paid on common stock								(13,140,000)			(13,140,000)
Conversion of Class B to Class A Common Stock	45,000	1,000	(45,000)	(1,000)							—

Balance at 12/31/05	15,573,961	$156,000	8,010,497	$80,000	$89,351,000	$(3,397,000)	$1,257,000	$237,369,000	(3,388,400)	$(80,156,000)	$244,660,000
Net Income								26,765,000			26,765,000
Translation adjustment from
Foreign currency, net of taxes $(53,000)							(88,000)				(88,000)
Forward contracts, net of taxes $110,000							184,000				184,000
Unrealized gains on available-for-sale securities, net of taxes $319,000							531,000				531,000

Comprehensive income											27,392,000
Reversal of deferred compensation upon adoption of SFAS 123R	(138,182)	(1,000)			(3,396,000)	3,397,000					—
Stock-based compensation expense					3,193,000						3,193,000
Exercise of stock options and related tax benefits	203,283	1,000			4,009,000						4,010,000
Issuance of restricted stock	34,138				—						—
Shares surrendered by employees to pay taxes on restricted stock	(12,022)				(301,000)						(301,000)
Issuance of Class A Common Stock from ESPP	17,897				363,000						363,000
Purchase of Class A Stock									(300,000)	(7,169,000)	(7,169,000)
Reissuance of Treasury Shares	(91,808)				(1,187,000)				91,808	1,187,000	—
Dividends paid on common stock	384				9,000			(14,481,000)			(14,472,000)

Balance at 12/31/06	15,587,651	$156,000	8,010,497	$80,000	$92,041,000	—	$1,884,000	$249,653,000	(3,596,592)	$(86,138,000)	$257,676,000
Net Income								7,083,000			7,083,000
Translation adjustment from Foreign currency, net of taxes $388,000							620,000				620,000
Unrealized loss on available-for-sale securities, net of taxes $(995,000)							(1,590,000)				(1,590,000)

Comprehensive income											6,113,000
Stock-based compensation expense					7,065,000						7,065,000
Exercise of stock options and related tax benefits	308,800	3,000			5,357,000						5,360,000
Issuance of restricted stock and related tax benefits	97,320	1,000			118,000						119,000
Shares surrendered by employees to pay taxes on restricted stock	(37,878)				(887,000)						(887,000)
Issuance of Class A Common Stock from ESPP	17,022				340,000						340,000
Purchase of Class A Stock									(1,008,000)	(19,168,000)	(19,168,000)
Reissuance of Treasury Shares	(368,242)	(4,000)			(4,757,000)				368,242	4,761,000	—
Dividends paid on common stock								(14,628,000)			(14,628,000)

Balance at 12/31/07	15,604,673	$156,000	8,010,497	$80,000	$99,277,000	—	$914,000	$242,108,000	(4,236,350)	$(100,545,000)	$241,990,000

See accompanying notes to consolidated financial statements

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the years ended December 31,

	2007	2006	2005

Cash flows provided by operating activities
Net income	$7,083,000	$26,765,000	$33,526,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,032,000	10,877,000	9,465,000
Impairment of long-lived assets	10,564,000	121,000	—
Provision for doubtful accounts	188,000	211,000	290,000
Benefit from deferred taxes	(10,989,000)	—	(5,791,000)
Unrealized loss/(gain) from investments	1,590,000	(531,000)	(631,000)
Realized loss/(gain) on sale of marketable securities	295,000	—	(1,246,000)
Stock-based compensation expense	7,144,000	3,193,000	1,259,000
Tax benefit from stock option exercises and restricted stock vestings	(2,309,000)	(700,000)	1,403,000
Changes in operating assets and liabilities:
Decrease/(increase) in due from factors	7,404,000	(1,561,000)	961,000
Decrease in accounts receivable	(352,000)	(1,161,000)	(2,003,000)
(Increase)/decrease in inventories	(1,759,000)	(625,000)	964,000
(Increase)/decrease in prepaid expenses and other current assets	(219,000)	3,280,000	(3,395,000)
Increase in other assets	(8,265,000)	(2,251,000)	(6,049,000)
Increase/(decrease) in accounts payable	2,916,000	5,425,000	(4,638,000)
Increase in deferred income, accrued expenses and other current liabilities	1,621,000	2,213,000	1,057,000
(Decrease)/increase in income taxes payable	(1,052,000)	229,000	(421,000)
Increase in other long-term liabilities	8,515,000	3,199,000	9,268,000

Net cash provided by operating activities	34,407,000	48,684,000	34,019,000
Cash flows used in/provided by investing activities
Acquisition of property and equipment	(10,573,000)	(39,942,000)	(13,865,000)
Purchase of intangible assets	(13,368,000)	(601,000)	(3,000)
Proceeds from sale of marketable securities	8,350,000	54,250,000	16,755,000
Purchase of common stock	—	—	(6,000,000)
Purchases of marketable securities	(4,700,000)	(100,000)	(41,909,000)

Net cash (used in) / provided by investing activities	(20,291,000)	13,607,000	(45,022,000)
Cash flows used in financing activities
Shares surrendered by employees to pay taxes on restricted stock	(887,000)	(301,000)	(134,000)
Excess tax benefit from stock options and restricted stock	1,194,000	700,000	—
Proceeds from exercise of stock options	4,285,000	3,310,000	4,685,000
Proceeds from employee stock purchase plan	340,000	363,000	329,000
Proceeds from short-term borrowings	—	—	3,000,000
Payments of short-term borrowings	—	(3,000,000)	—
Acquisition of treasury shares	(19,168,000)	(7,169,000)	—
Dividends paid to shareholders	(14,628,000)	(14,472,000)	(13,140,000)

Net cash used in financing activities	(28,864,000)	(20,569,000)	(5,260,000)
Effect of exchange rate changes on cash	(40,000)	(28,000)	(4,000)

Net (decrease)/increase in cash	(14,788,000)	41,694,000	(16,267,000)
Cash and cash equivalents, beginning of year	105,441,000	63,747,000	80,014,000

Cash and cash equivalents, end of year	$90,653,000	$105,441,000	$63,747,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$14,000	$204,000	$68,000
Income taxes, net	$16,575,000	$17,337,000	$21,194,000

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

A. Description of business

          Kenneth Cole Productions, Inc. and its subsidiaries (the “Company”) designs, sources and markets a broad range of fashion footwear and handbags and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, Tribeca and Gentle Souls brand names. The Company also has the rights to use the Bongo trademark for footwear through a license agreement. In addition, the Company acquired the Le Tigre brand from Le Tigre, LLC during 2007. The Company markets its products to approximately 6,000 department and specialty store locations in the United States, as well as through its Consumer Direct business, which includes its full-priced retail stores, Company Stores and websites.

B. Principles of consolidation

          The consolidated financial statements include the accounts of Kenneth Cole Productions, Inc. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the Company’s previous financial statements have been reclassified to conform to the 2007 presentation (see Note 9).

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

E. Investments

          The Company has marketable security investments in “triple A” rated auction rate debt securities, which at December 31, 2007 consists substantially of insured securities issued by life insurance companies. Maturity dates for these securities range from approximately 2025 to 2050. The Company accounts for these investments as marketable securities, and has classified them as available-for-sale securities under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The interest rate on these securities is reset every 28 days. The securities are marketable through a monthly auction process and the Company records the securities at fair value. The purchase and sale of these securities is included in the accompanying Consolidated Statements of Cash Flows as an investing activity. In addition, the Company also has equity investments that are classified as available-for-sale securities under SFAS 115. (See Note 4.)

          The Company reviews its security investments to determine whether a decline in fair value is other-than-temporary. Any decline in fair value of the investment that is determined to be other-than-temporary is adjusted as an impairment charge through the Consolidated Statements of Income. The primary factors the Company considers in its determination are the length of time that the fair value of the

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

E. Investments (continued)

investment is below the Company’s carrying value, the financial condition/operating performance of the investee, the reason for the decline in the fair value and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. Other-than-temporary declines for the Company’s investment securities are included in the Consolidated Statements of Income.

F. Inventories

          Inventories, which consist of finished goods, are stated at the lower of cost or fair market value. Cost for the wholesale segment inventory is determined by the first-in, first-out method. Full-priced retail and Company Store inventories are based on the moving-average cost method.

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

          The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as measured by comparing the undiscounted future cash flows to the asset’s net book value. Impaired assets are written down to fair value.

H. Intangible Assets

          Intangible assets are recorded at cost. Intangible assets that have indefinite lives are not subject to amortization and are subject to impairment review at least annually. Intangible assets that have finite lives are subject to amortization over their estimated useful lives.

I. Income Taxes

          Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

          On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which did not have an impact on the Company’s consolidated financial statements. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. (See Note 14.)

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

J. Revenue recognition

          Wholesale revenues are recognized upon shipment of products to customers since title passes upon shipment. Full-priced retail and Company Store revenues are recognized at the time of sale. Both wholesale and retail store revenues are shown net of returns, discounts, and other allowances. Reserves for estimated returns and allowances for discounts are provided when sales are recorded. The Company has also entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each contract period, as defined in each license agreement. In circumstances whereby licensee sales exceed the quarterly contractual minimums, but not the annual minimums, royalties are deferred on the Consolidated Balance Sheets. As the licensee sales exceed the annual contractual minimums, the royalties are recognized.

K. Advertising costs

          The Company incurred advertising costs, including certain in-house marketing expenses of $19.5 million, $19.0 million, and $21.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Advertising costs are expensed as incurred and are included in Selling, general, and administrative expenses in the accompanying Consolidated Statements of Income. Included in advertising expenses are costs associated with cooperative advertising programs, under which the Company generally shares the cost of a customer’s advertising expenditures. In addition, licensee contributions toward advertising are recognized when licensed products are sold by the Company’s licensees. Such contributions are based on contractual percentages of sales and contain minimums. For licensees whose sales are not expected to exceed contractual sales minimums, contributions relating to advertising are recognized based on the contractual minimums. In circumstances whereby licensee sales exceed the quarterly contractual minimums, but not the annual minimums, such contributions toward advertising are deferred on the Consolidated Balance Sheets. As the licensee sales exceed the annual contractual minimums, the licensee contributions toward advertising are recognized.

L. Stock-based compensation

          Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-based Payment” (“SFAS 123R”) which requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company elected to use the modified prospective transition method to record stock-based compensation expense; therefore, prior period results were not restated. Under SFAS 123R, the Company measures the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognizes this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The Company uses the Black-Scholes model to assess the fair value of share-based payments and amortizes this cost over the service period. In addition, stock compensation expense is reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates and by employee classification. Estimated forfeitures are reassessed on a quarterly basis and may change based on new facts and circumstances. (See Note 13.)

          In 2005, the Company measured compensation expense for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related Interpretations.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

M. Derivative instruments and hedging activities

          The Company may use derivative instruments, typically forward contracts, to manage its risk associated with movements in the Euro exchange rates in purchasing inventory. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedge Activities” (“SFAS 133”), the Company recognizes all derivatives on the Consolidated Balance Sheets. Also, derivative instruments that meet certain criteria in SFAS 133 are classified as cash flow hedges, and changes in fair value are recognized in Other Comprehensive Income, in the accompanying Consolidated Statements of Changes in Shareholders’ Equity, until the underlying transaction is completed and the derivative is settled. Upon settlement, any amounts remaining in Other Comprehensive Income are reclassified to earnings. Those derivatives that are not classified as cash flow hedges are adjusted to fair value through earnings. The Company does not hold derivative instruments for the purpose of trading or speculation. (See Note 8.)

N. Shipping and Handling Costs

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

O. Cost of Goods Sold and Selling, General and Administrative Expenses

          Costs associated with the production and procurement of product are included in the Cost of goods sold line item in the accompanying Consolidated Statements of Income, including inbound freight costs, purchasing costs, inspection costs, and other product procurement related charges. All other expenses, excluding interest and income taxes, are included in Selling, general, and administrative expenses, including receiving, warehousing, and distribution expenses that are general and administrative in nature.

P. Research and Development Costs

          The Company does not incur research and development costs.

Note 2 - Earnings Per Share

          The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share are calculated by dividing net income by weighted-average common shares outstanding. Diluted earnings per share are calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities under the Company’s stock incentive plans. Dilutive securities, which include stock options and restricted stock, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted-average shares outstanding for the period. Stock options amounting to 1,423,000, 783,000 and 946,000 as of December 31, 2007, 2006, and 2005, respectively, have been excluded from the diluted per share calculations, since their effect would be antidilutive. Basic and diluted earnings per common share consist of the following:

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2 - Earnings Per Share (continued)

	For the Year Ended December 31,
	2007	2006	2005

Weighted-average common shares outstanding	20,057,000	20,046,000	19,888,000
Effect of dilutive securities:
Restricted stock & employee stock purchase plan	132,000	113,000	5,000
Stock options	136,000	237,000	425,000

Weighted-average common shares outstanding and common share equivalents	20,325,000	20,396,000	20,318,000

Note 3 - Due from Factors and Accounts Receivable

          The Company sells substantially all of its accounts receivable to its factors, without recourse, subject to credit limitations established by the factor for each individual account. Certain accounts receivable in excess of established limits are factored with recourse. Included in amounts due from factors at December 31, 2007 and 2006 is accounts receivable subject to recourse totaling approximately $760,000 and $677,000 respectively. The agreements with the factors provide for payment of a service fee on receivables sold.

          At December 31, 2007 and 2006, the balance due from factors, which includes chargebacks, is net of allowances for returns, discounts, and other deductions of approximately $10,556,000 and $8,956,000, respectively. The allowances are provided for known chargebacks reserved for but not written off the Company’s financial records and for potential future customer deductions based on management’s estimates.

          In the ordinary course of business, the Company has accounts receivable that are non-factored and are at the Company’s risk. At December 31, 2007 and 2006, the accounts receivable balance includes allowance for doubtful accounts and Consumer Direct sales returns of approximately $1,130,000 and $1,029,000. These customers include non-factored accounts and credit card receivables from third-party service providers. The allowances provided for sales returns are for potential future retail customer merchandise returns based on management’s estimates. The allowance for doubtful accounts is provided for estimated losses resulting from the inability of its customers to make required payments.

Note 4 - Investments

          The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value may not be recoverable within a reasonable period of time. In the Company’s evaluation of its investments in 2007, it considered its ability and intent to hold the investment until the market price recovers, the reasons for the decline in fair value, the duration of the decline in fair value and expected future performance. Based on this evaluation, the Company recorded a loss of $0.3 million on its marketable securities and determined that declines on its other investments were not other-than-temporary. The following table presents gross unrealized losses on, and estimated fair value of the Company’s short-term and long-term investments as of December 31, 2007 and 2006:

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4 - Investments (continued)

	December 31,
	2007		2006

	Estimated Fair Value	Unrealized Gains/(Losses)	Estimated Fair Value	Unrealized Gains/(Losses)

Marketable Securities	$8,305,000	—	$12,250,000	—
Other Investments	$4,648,000	($ 690,000)	$7,232,000	$1,895,000

Total	$12,953,000	($ 690,000)	$19,482,000	$1,895,000

          Marketable securities were recorded as long term at December 31, 2007 based on the lack of an active credit market for investors to purchase and sell these investments. At December 31, 2006, these securities were actively traded and as such, the Company recorded them as a short-term investment under the caption “Marketable securities” in the accompanying Consolidated Balance Sheets.

Note 5 - Property and Equipment

          Property and equipment consist of the following:

	December 31,
	2007	2006

Property and equipment—at cost:
Land	$5,462,000	$5,462,000
Building and building improvements	33,615,000	33,356,000
Furniture and fixtures	29,886,000	30,115,000
Machinery and equipment	30,561,000	25,607,000
Leasehold improvements	37,267,000	37,091,000

	136,791,000	131,631,000
Less accumulated depreciation	76,434,000	59,490,000

Net property and equipment	$60,357,000	$72,141,000

          In 2006, the Company purchased its corporate headquarters building, located in New York City, for approximately $24 million, which is included in building and building improvements, and land at cost. (See Note 7 for impairment discussion.)

Note 6 - Intangible Assets

Intangible assets, primarily trademarks, consist of the following:

	December 31,
	2007	2006

Indefinite lived intangible assets	$12,291,000	—

Finite lived intangible assets	2,426,000	$2,249,000
Less accumulated amortization	(634,000)	(395,000)

Net finite lived intangible assets	1,792,000	1,854,000

Net intangible assets	$14,083,000	$1,854,000

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6 - Intangible Assets (continued)

          Amortization expense amounted to $239,000, $222,000, and $65,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The weighted-average amortization period of intangible assets acquired in 2007 is 4.4 years. Amortization expense for the following five years is estimated to be as follows:

2008	$255,000
2009	255,000
2010	250,000
2011	238,000
2012	229,000

          In 2007, the Company acquired the Le Tigre trademark and other intellectual property associated with the Le Tigre brand from Le Tigre, LLC (the “Seller”). The Company paid the Seller approximately $13 million and will potentially make additional payments of up to $12 million to the Seller based upon the achievement of performance targets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company recorded the intellectual property in “Intangible Assets” on the accompanying Consolidated Balance Sheets at fair value. Management preliminarily allocated the majority of the $13 million paid, based on an independent third-party valuation, to the trademark and a nominal amount to other intellectual property. Any additional payments will be recorded as an increase substantially to the trademark.

Note 7 – Impairment of Long-Lived Assets

          Management reviews its retail stores’ estimated undiscounted future cash flows and determines whether or not a write-down to fair value is required. In 2007 and 2006, the Company recorded non-cash asset impairment charges of $10,564,000 and $121,000, respectively. The impairment charges related to stores’ leasehold improvements, and furniture and fixtures.

Note 8 - Foreign Currency Transactions, Derivative Instruments and Hedging Activities

          The Company, in the normal course of business, may enter into forward contracts in anticipation of future purchases of inventory denominated in foreign currencies. These forward contracts are used to hedge against the Company’s exposure to changes in Euro exchange rates to protect the purchase price of merchandise under such commitments. The Company classifies these contracts as cash flow hedges under SFAS 133. The Company had no forward contracts outstanding as of December 31, 2007 and 2006.

Note 9 - Segment Reporting

          The Company has three reportable segments: Wholesale, Consumer Direct, and Licensing. The Wholesale segment designs and sources a broad range of fashion footwear, handbags and accessories and markets its products for sale to approximately 6,000 department and specialty store locations and to the Company’s Consumer Direct segment. The Consumer Direct segment markets a broad selection of the Company’s branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full-priced retail stores, Company Stores and e-commerce (at website addresses www.kennethcole.com and www.kennethcolereaction.com). The Licensing segment, through third-party licensee agreements, has evolved the Company from a footwear resource to a diverse

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 - Segment Reporting (continued)

lifestyle brand competing effectively in approximately 30 apparel and accessories categories for both men and women. The Company maintains control over quality, image and distribution of the licensees. This segment primarily consists of royalties earned on licensee sales to third parties of the Company’s branded products and royalties earned on the purchase and sale to foreign retailers, distributors, or to consumers in foreign countries. The Company’s reportable segments are business units that offer products to overlapping consumers through different channels of distribution. Each segment is managed separately, although planning, implementation and results are reviewed internally by the executive management committee. The Company evaluates performance of each of its segments and allocates resources based on profit or loss before unallocated corporate overhead, stock-based compensation expense and income taxes for each segment. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Intersegment sales between the Wholesale and Consumer Direct segment are eliminated in consolidation.

          Financial information of the Company’s reportable segments is as follows (dollars in thousands):

	Wholesale	Consumer Direct	Licensing	Totals

Year Ended December 31, 2007
Revenues	$290,768	$175,637	$44,315	$510,720
Intersegment revenues	27,804			27,804
Interest income, net	5,366			5,366
Depreciation expense	3,575	8,145	73	11,793
Impairment of long-lived assets		10,564		10,564
Segment income/(loss) (1)	13,544	(23,937)	36,655	26,262
Segment assets (2)	254,233	51,904	48,400	354,537
Expenditures for long-lived assets	1,309	9,364	13,268	23,941
Year Ended December 31, 2006 (4)
Revenues	$314,981	$177,301	$44,217	$536,499
Intersegment revenues	28,262			28,262
Interest income, net	4,875			4,875
Depreciation expense	3,454	7,197	4	10,655
Impairment of long-lived assets		121		121
Segment income/(loss) (1)	31,956	(12,623)	34,562	53,895
Segment assets (2)	251,851	64,914	44,348	361,113
Expenditures for long-lived assets	24,063	15,870	610	40,543
Year Ended December 31, 2005 (4)
Revenues	$287,190	$186,870	$43,983	$518,043
Intersegment revenues	27,927			27,927
Interest income, net	4,151			4,151
Depreciation expense	3,059	6,333	8	9,400
Segment income (1)(3)	18,197	6,025	36,059	60,281
Segment assets (2)	270,345	57,657	12,669	340,671
Expenditures for long-lived assets	3,048	10,817	3	13,868

(1)

Before unallocated corporate overhead, stock-based compensation expense and income taxes. In 2007, the Company eliminated the intersegment profit on sales between the Wholesale and Consumer Direct segments. Accordingly, amounts in 2006 and 2005 have been reclassified to conform to the 2007 presentation.

(2)	The Wholesale segment includes corporate assets.

(3)	Segment income for the Wholesale segment includes one-time payment of $0.8 million for severance.

(4)

In 2006, the Company reclassified its gift program from the Consumer Direct segment to the Wholesale segment. Net sales were less than 1% of consolidated sales. Amounts in 2005 have been reclassified to conform to the 2007 and 2006 presentation.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 - Segment Reporting (continued)

          The reconciliation of the Company’s reportable segment revenues and profit and loss are as follows (dollars in thousands):

		2006	2005

Revenues
Revenues for reportable segments	$510,720	$536,499	$518,043
Intersegment revenues (1)	27,804	28,262	27,927
Elimination of intersegment revenues	(27,804)	(28,262)	(27,927)

Total consolidated revenues	$510,720	$536,499	$518,043

Income
Total profit for reportable segments (1)	$26,262	$53,895	$60,281
Stock-based compensation expense and unallocated corporate overhead	(16,011)	(12,032)	(10,767)

Total income before provision for income taxes	$10,251	$41,863	$49,514

(1)

Before unallocated corporate overhead, stock-based compensation expense and income taxes. In 2007, the Company eliminated the intersegment profit on sales between the Wholesale and Consumer Direct segments. Accordingly, amounts in 2006 and 2005 have been reclassified to conform to the 2007 presentation.

          Revenues from international customers, primarily Canada, were approximately 3.0%, 2.5%, and 2.6% of the Company’s consolidated revenues for the years ended December 31, 2007, 2006, and 2005 respectively.

Note 10 - Other Current Liabilities

          Other current liabilities consist of the following:

	December 31,
	2007	2006

Rent	$1,158,000	$570,000
Compensation	6,252,000	6,345,000
Customer credits	1,876,000	2,031,000
Other	1,566,000	1,979,000

Total other current liabilities	$10,852,000	$10,925,000

Note 11 - Short-term Borrowings

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

Note 12 - Benefit Plans

A. 401(k) Plan

          The Company’s 401(k) profit-sharing plan covers all non-union employees, subject to certain minimum age and length of service requirements who are permitted to contribute specified percentages of

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (continued)

A. 401(k) Plan (continued)

their salary up to the maximum permitted by the Internal Revenue Service. The Company is obligated to make a matching contribution and may make additional discretionary contributions, as defined. No additional discretionary contributions were made during 2007. Contributions to the plan for the years ended December 31, 2007, 2006 and 2005 were approximately $543,000, $551,000, and $487,000, respectively.

B. Deferred compensation plans

          The Kenneth Cole Productions, Inc. Deferred Compensation Plans are non-qualified plans maintained primarily to provide deferred compensation benefits for the Company’s Chief Executive Officer, as well as a select group of “highly compensated employees”, which includes certain Company management. The Company accounts for the investments in the deferred compensation plans as trading securities in accordance with SFAS 115. The amounts, deferred at the election of the employee, are invested based upon various asset alternatives. The assets are included in Deferred compensation plans’ assets, and the related liability is included in Deferred compensation plans’ liabilities.

          In 2007, 2006 and 2005, the Company deposited $813,000, $915,000, and $1,215,000, respectively, into Supplemental Executive Retirement Plans (“SERP”) for certain key executives. The amounts have been recorded in Investments and other in the accompanying Consolidated Balance Sheets. These plans are non-qualified deferred compensation plans. Benefits payable under these plans are based upon the performance of the individual directed investments from the Company’s cumulative and future contributions. Benefits earned under the SERP begin vesting after 3 years of participation in the SERP, and become 60% vested after 9 years of participation in the SERP, 75% vested upon the participant retiring at age 60 or later and 100% vested if the employee dies while in the Company’s employment. The value of these investments at December 31, 2007 and 2006 were $6,575,000 and $5,287,000, respectively, which the Company accounts for as trading securities in accordance with SFAS 115. The unrealized gains and losses on the investments were recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Income. In addition, the Company has recorded a liability of approximately $3,239,000 and $2,599,000 at December 31, 2007 and 2006, respectively, within Accrued rent and other long-term liabilities in the accompanying Consolidated Balance Sheets. In addition, SERP participants are covered by life insurance through a portion of the Company’s contribution.

C. Employee Stock Purchase Plan

          The Company sponsors a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s Class A Common Stock at a price equal to 85% of the closing price at the end of each quarterly stock purchase period. For the years ended December 31, 2007, 2006, and 2005, employees purchased 17,022, 17,897, and 13,601 shares, respectively. Total shares purchased through December 31, 2007 were 111,474.

Note 13 - Stock–Based Compensation

          The Company’s 2004 Stock Incentive Plan (the “Plan”), as amended, authorizes the grant of options and restricted stock to employees for up to 6,320,162 shares of the Company’s Class A Common

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 - Stock–Based Compensation (continued)

Stock. The Plan provides for the grant of stock options, restricted stock awards and other stock unit awards to directors, officers and other eligible employees. Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock option grants expire within 10 years and vest on a graded basis within two to five years from the date of grant. Restricted stock unit awards generally vest on a graded basis over a three to four year period or cliff vest after three years. All awards are expensed on a straight-line basis.

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

          SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-based awards that were granted prior to January 1, 2006 continue to be accounted for in accordance with SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. Also, the realization of tax benefits in excess of amounts recognized for financial reporting purposes is recognized in the Consolidated Statements of Cash Flows as a financing activity. In addition, the Company’s ESPP is now considered compensatory under SFAS 123R, due to the ESPP’s 15% purchase price discount. In accordance with the guidance set forth in SFAS 123R, the Company reversed the deferred compensation amount in Shareholders’ Equity related to restricted stock as of January 1, 2006.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 - Stock–Based Compensation (continued)

          The following table summarizes stock option activity for the years ended December 31, 2007, 2006 and 2005:

	Shares	Weighted- average exercise price per share

Outstanding as of December 31, 2004	2,948,936	$22.71

Granted	46,667	$29.28
Exercised	(312,064)	$15.01
Forfeited	(82,822)	$26.31

Outstanding as of December 31, 2005	2,600,717	$23.64

Granted	27,000	$24.73
Exercised	(203,283)	$16.28
Forfeited	(305,549)	$28.91

Outstanding as of December 31, 2006	2,118,885	$23.60

Granted	20,000	$23.75
Exercised	(308,800)	$13.88
Forfeited	(75,306)	$28.85

Outstanding as of December 31, 2007	1,754,779	$25.08

Exercisable as of December 31, 2007	1,617,112	$25.19

          The weighted-average grant-date fair value of options granted during the years ended December 31, 2007 and 2006 was $0.2 million and $0.3 million, respectively. The weighted-average remaining term for stock options outstanding and exercisable, as of December 31, 2007, was 4.3 years and 4.1 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2007 was $1.0 million and $1.0 million, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. The total fair value of options vested during the years ended December 31, 2007 and 2006 was $1.4 million and $2.1 million, respectively.

          The intrinsic value related to the exercise of stock options was $2.9 million for the year ended December 31, 2007, which is currently deductible for tax purposes. The intrinsic value related to the exercise of stock options was $1.9 million for the year ended December 31, 2006. In addition, 368,242 treasury shares were re-issued for options exercised and restricted stock vestings during the year ended December 31, 2007.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 - Stock–Based Compensation (continued)

          The following table summarizes restricted stock unit activity for the years ended December 31, 2007, 2006 and 2005. No shares of restricted stock were granted prior to 2005:

Shares

Unvested as of January 1, 2005	—

Granted	158,044
Vested	(14,782)
Forfeited	(5,080)

Unvested as of December 31, 2005	138,182

Granted	515,616
Vested	(34,138)
Forfeited	(53,557)

Unvested as of December 31, 2006	566,103

Granted	305,044
Vested	(97,320)
Forfeited	(111,647)

Unvested as of December 31, 2007	662,180

Vested as of December 31, 2007	146,240

          The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2007 and 2006 was $7.2 million and $13.1 million, respectively. The total grant-date fair value of restricted shares vested during the years ended December 31, 2007 and 2006 was $2.6 million and $0.7 million, respectively. The weighted-average remaining contractual term of unvested shares of restricted stock as of December 31, 2007 and 2006 was 1.9 years and 2.5 years, respectively.

          The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied for the year ended December 31, 2005:

Year Ended December 31, 2005

Net income, as reported	$33,526,000
Add: Stock–based compensation, related to restricted stock, included in reported net income, net of related tax effect	852,000
Deduct: Stock-based employee compensation expense determined under fair value method, net of related tax effects	(7,318,000)

Pro forma net income	$27,060,000

Earnings per share:
Basic - as reported	$1.69
Basic - pro forma	$1.36
Diluted - as reported	$1.65
Diluted - pro forma	$1.33

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 - Stock–Based Compensation (continued)

          In April 2005, the Company accelerated the vesting of 250,000 “out-of-the-money” stock options held by Kenneth D. Cole. The estimated future expense recognition that was eliminated was approximately $2,115,000. Also, in December 2005, the Company accelerated the vesting of 224,500 stock options held by various employees. The estimated future expense recognition that was eliminated was approximately $1,400,000. The following table summarizes the components of stock-based compensation expense, which is recorded in Selling, general and administrative expenses in the Consolidated Statements of Income, for the years ended December 31, 2007 and 2006.

	Year ended December 31,
	2007	2006

Stock options	$1,714,000	$1,137,000
Restricted stock units and employee stock purchase plan	5,532,000	2,056,000

Total stock-based compensation expense	$7,246,000	$3,193,000

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

          The following table summarizes the assumptions used to compute the weighted-average fair value of stock option grants:

	Year Ended December 31,
	2007	2006

Weighted-average volatility	54.9%	48.3%
Risk-free interest rate	3.8 to 5.2%	5.1%
Weighted-average dividend yield	2.0%	2.9%
Expected term	3-9 years	3-9 years

          The weighted-average volatility for the options granted during the years ended December 31, 2007 and 2006 was developed using historical volatility for periods equal to the expected term of the options. An increase in the weighted-average volatility assumption will increase stock compensation expense. The expected volatility used in the calculation of the Company’s stock-based compensation expense for the year ended December 31, 2007 ranged from 25.4% to 69.4%.

          The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

          The dividend yield is a ratio that estimates the expected dividend payments to shareholders. The dividend yield is calculated by using the dividends declared per share and the Company’s stock price on

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 - Stock–Based Compensation (continued)

the date of grant. An increase in the dividend yield will increase stock compensation expense. The dividend yields used in the calculations of the Company’s stock-based compensation expense for the year ended December 31, 2007 ranged from 0% (for grants prior to 2004) to 3.9%.

          The expected term of the stock option grants was developed after considering vesting schedules, life of the option, historical experience and estimates of future exercise behavior patterns. An increase in the expected holding period will increase stock compensation expense.

          The fair value of restricted stock was calculated by multiplying the Company’s stock price on the date of grant by the number of shares granted and is being amortized on a straight-line basis over the vesting periods. SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates and by employee classification ranging from 0% to 100% for stock options, and 0% to 75% for restricted stock. Estimated forfeitures will continue to be reassessed in subsequent periods and may change based on new facts and circumstances.

          As of December 31, 2007, approximately $10.9 million of unrecognized stock compensation related to unvested stock options and restricted stock awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.9 years.

Note 14 - Income Taxes

          The Company accounts for income taxes in accordance with SFAS 109 and FIN 48. As such, the Company’s policy on classification of interest and penalties is to include these amounts in the provision for income taxes in the accompanying Consolidated Statements of Income. During the year ended December 31, 2007, the Company recognized a tax benefit of $0.2 million for interest and penalties. Interest and penalties accrued at December 31, 2007 were $0.9 million. The total amount of unrecognized tax benefits at December 31, 2007 is approximately $2.4 million; $1.3 million, if recognized, would affect the Company’s effective tax rate. If settlements are effected in accordance with the Company’s expectations, the total unrecognized tax benefits could decrease by approximately $1.3 million within the next twelve months.

          Unrecognized tax benefits consist of the following:

Balance as of January 1, 2007	$2,160,000
Additions to current period positions	504,000
Additions for positions of prior years	301,000
Reductions for tax positions of prior years	(542,000)

Balance as of December 31, 2007	$2,423,000

          The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, local, and foreign jurisdictions. U.S. federal income tax returns have been examined through 2003. In addition, audits are currently being conducted for certain state and federal tax jurisdictions ranging from 2003 to 2006.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 - Income Taxes (continued)

          In 2006, the Company reached agreements with various taxing authorities which closed certain outstanding audit periods, for which the Company had previously established reserves. The Company recorded a tax benefit of approximately $600,000, net of certain tax liabilities that were established, during the year ended December 31, 2006.

          Internal Revenue Code Section 965 was enacted in 2004, as part of the American Jobs Creation Act. This was a temporary provision that allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate provided that specified conditions and restrictions are satisfied. In addition, FASB Staff Position FAS 109-2 was issued to provide accounting and disclosure guidance relating to the repatriation provision. The Company’s Board of Directors approved and adopted a repatriation plan and, as such, the Company repatriated $12.5 million of unremitted foreign earnings, which resulted in a tax benefit of approximately $3.0 million for the year ended December 31, 2005, as a result of the Company providing for taxes for the foreign earnings at the prior statutory rate.

          The components of income before provision for income taxes are as follows:

Year Ended December 31,	2007	2006	2005

Domestic	$3,286,000	$35,649,000	$44,425,000
International	6,965,000	6,214,000	5,089,000

	$10,251,000	$41,863,000	$49,514,000

          Significant items comprising the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006

Deferred tax assets:
Inventory allowances and capitalization	$2,274,000	$2,197,000
Allowance for doubtful accounts and sales allowances	819,000	538,000
Deferred rent	4,536,000	4,451,000
Deferred compensation	13,558,000	11,337,000
Depreciation and asset impairment	5,450,000	1,562,000
Stock-based compensation	3,017,000	1,246,000
Losses on available-for-sale securities	406,000	—
Deferred income, customer obligations, and other	1,956,000	628,000
Non-deductible accruals	950,000	—

	$32,966,000	$21,959,000

Deferred tax liabilities:
Amortization of intangible assets	(106,000)	—
Unrealized gains on available-for-sale securities	—	(703,000)
Undistributed foreign earnings	(3,027,000)	(3,407,000)

	(3,133,000)	(4,110,000)

Net deferred tax assets	$29,833,000	$17,849,000

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 - Income Taxes (continued)

          The provision for income taxes consists of the following:

	December 31,
	2007	2006	2005

Current:
Federal	$13,045,000	$13,402,000	$19,477,000
State and local	414,000	1,465,000	1,882,000
Foreign	698,000	231,000	420,000

	14,157,000	15,098,000	21,779,000
Deferred:
Federal	(10,104,000)	—	(5,486,000)
State and local	(885,000)	—	(305,000)

	(10,989,000)	—	(5,791,000)

	$3,168,000	$15,098,000	$15,988,000

          The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	0.7%	2.5%	3.0%
Repatriation benefit	—	—	(5.7)%
Adjustment to accruals	(1.8)%	(1.4)%	—
Effect of rate changes	(4.8)%	—	—
Other permanent differences	1.8%	—	—

	30.9%	36.1%	32.3%

Note 15 - Commitments and Contingencies

A. Operating leases and Other Property Agreements

          The Company leases office, retail and warehouse facilities under non-cancelable operating leases between 5 and 20 years with options to renew at varying terms. Future minimum lease payments for non-cancelable leases with initial terms of one year or more consisted of the following at December 31, 2007:

2008	$24,990,000
2009	23,767,000
2010	21,980,000
2011	20,343,000
2012	18,139,000
Thereafter	43,142,000

Total minimum cash payments	$152,361,000

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

Note 15 - Commitments and Contingencies (continued)

A. Operating leases and Other Property Agreements (continued)

incentive for the Company to lease retail and outlet store space from the landlords. Such amounts are amortized as a reduction of rent expense over the life of the related lease.

          Rent expense is as follows:

	2007	2006	2005

Minimum rent	$26,835,000	$27,894,000	$27,711,000
Contingent rent and other	8,414,000	6,972,000	6,413,000

Total rent expense	$35,249,000	$34,866,000	$34,124,000

          Sub-tenants rental income for 2007, 2006, and 2005 was $171,000, $855,000, and $849,000, respectively. Future minimum rental income from sub-tenants is $208,000 for 2008.Future minimum rental income from sub-tenants does not include rent escalation and other charges that are subsequently passed through to the sub-tenant.

          The Company leases 51,000 square feet of office space in Secaucus, New Jersey for its administrative offices. In addition, the Company also leases a 23,500 square foot facility in Secaucus used for Company Store space, as well as an additional distribution warehousing facility. The Company also has a technical and administrative office in Florence, Italy, and a similar office in Dongguan, China, which began operating in 2005. The Company does not own or operate any manufacturing facilities.

          The Company leases space for all of its 49 full-priced retail stores (aggregating approximately 237,000 square feet) and 42 Company Stores (aggregating approximately 208,000 square feet). Generally, the leases provide for an initial term of five to ten years and certain leases provide for renewal options permitting the Company to extend the term thereafter.

B. Letters of credit

          The Company was contingently liable for $175,000 and $196,000 of open letters of credit as of December 31, 2007 and 2006, respectively. In addition, at December 31, 2007 and 2006, stand-by letters of credit amounted to approximately $2,520,000 and $3,067,000, respectively.

C. Concentrations

          In the normal course of business, the Company sells to major department stores and specialty retailers and believes that its broad customer base will mitigate the impact that financial difficulties of any such retailers might have on the Company’s operations. The Company had no customer account for more than 10% of consolidated net sales for the years ended December 31, 2007, 2006, and 2005.

          The Company sources each of its product lines separately, based on the individual design, styling and quality specifications of such products. The Company primarily sources its products directly or indirectly through manufacturers in Italy, Spain, Brazil, and China. However, approximately 47% and 46% of total handbag purchases came from two manufacturers in China during the years ended December 31, 2007 and 2006, respectively. Approximately 42% and 39% of Kenneth Cole and Kenneth Cole Reaction men’s footwear purchases were from one manufacturer in China utilizing many different factories during the years ended December 31, 2007 and December 31, 2006, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15 - Commitments and Contingencies (continued)

C. Concentrations (continued)

Approximately 52% and 55% of Kenneth Cole Reaction ladies’ footwear purchases were sourced through two Chinese manufacturers during the years ended December 31, 2007 and December 31, 2006, respectively. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company’s production needs.

D. Lines of Credit Facilities

          In December 2006, the Company entered into a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”), with various lenders, which provides up to $100.0 million to finance working capital requirements and letters of credit to finance the Company’s inventory purchases. A portion of the Revolving Credit Facility not in excess of $25.0 million shall be available for the issuance of standby letters of credit. The full amount of the Revolving Credit Facility shall be available for the issuance of commercial letters of credit. The Revolving Credit Facility requires, among other things, that the Company comply with a maximum leverage ratio and various covenants on indebtedness, dissolutions, mergers, asset sales, pledges and changes in lines of business, as defined. Failure by the Company to comply with these covenants could reduce the borrowings available under the Revolving Credit Facility. If an event of default occurs, borrowings and interest are payable immediately, unless cured as defined, allowing borrowings to continue during the cure period. Loans under the Revolving Credit Facility bear an interest rate equal to the Alternate Base Rate (defined as the higher of the Prime Rate or the Federal Funds Rate plus 0.5%) or the Adjusted LIBOR rate plus applicable margin as defined within the agreement as elected by the Company. The Company incurs facility fees of ten basis points on the face amount of the Revolving Credit Facility. During 2007, the Company incurred facility fees of approximately $100,000. There were no outstanding advances under this agreement at December 31, 2007 and 2006. Amounts available under the Revolving Credit Facility at December 31, 2007 were reduced by $2,695,000 of standby and open letters of credit. During 2007, the Company did not borrow under the Revolving Credit Facility.

E. Other

          On April 17, 2007, a class action was filed in Superior Court for the State of California, County of San Diego. The class action alleged that the Company’s policies and practices regarding the request of personal information during credit card purchases violated California Civil Code Section 1747.08 (the Song-Beverly Credit Card Act). On October 29, 2007, the parties participated in mediation and reached an agreement in principle to settle the dispute. The amounts reserved at December 31, 2007 were sufficient to cover the proposed settlement preliminarily approved by the court on January 25, 2008. A hearing on final approval is scheduled for March 21, 2008.

          A former store manager brought suit against the Company seeking back overtime pay for time worked in the store in excess of forty hours per week. On appeal the California Supreme Court ruled that amounts owed to employees for meal breaks should be treated as wage claims subject to a three-year statute of limitations. The Company has fully satisfied the judgment including attorneys’ fees for the original trial. The plaintiff petitioned the court of appeals for attorneys’ fees for the appellate proceedings, and the court of appeals subsequently referred the petition back to the trial court. On October 3, 2007, the trial court heard oral argument on the parties’ positions and made preliminary

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15 - Commitments and Contingencies (continued)

E. Other (continued)

rulings. Based on those rulings, the Company established a reserve in September 2007. The amounts reserved at December 31, 2007 were sufficient to cover the judgment that was settled and paid in January 2008.

          The Company is, from time to time, a party to other litigation that arises in the normal course of its business operations. The Company is not presently a party to any other litigation that it believes might have a material adverse effect on its business operations.

Note 16 - Shareholders’ Equity

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

C. Common Stock Repurchase

          In 2006, the Company’s Board of Directors increased the authorization for the Company’s common stock repurchase plan by approximately 1,138,400 shares to an aggregate of 5,388,400 of shares of Class A common stock. During 2007, the Company repurchased 1,008,000 of its shares at an aggregate price of $19.2 million and during 2006, repurchased 300,000 of its shares at an aggregate price of $7.2 million. The Company had 692,000 and 1,700,000 shares available for repurchase as of December 31, 2007 and 2006, respectively.

Note 17 - Licensing Agreements

A. Kenneth Cole and Reaction

          In 2006, the Company amended its license agreement with Paul Davril Inc. (“PDI”), which covered the manufacture and distribution of men’s and women’s sportswear under the Kenneth Cole New York trademark and men’s sportswear under the Kenneth Cole Reaction trademark. The amended agreement allows the Company to assume control of its Kenneth Cole New York sportswear categories in 2007. In January 2007, the Company reached an agreement with PDI to end its license agreement at the end of 2007 and assume control over its Kenneth Cole Reaction sportswear business in 2007.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17 - Licensing Agreements (continued)

B. Le Tigre

          In conjunction with the purchase of the Le Tigre trademark, as described in Note 6, Intangible Assets, the Company entered into a license agreement with Le Tigre, LLC (“the Seller”) to continue manufacturing and selling sportswear under the Le Tigre brand. During January 2008, the Company announced an agreement with JCPenney to launch sportswear under the Le Tigre brand with possible expansion into other categories effectively ending the aforementioned license agreement with the former Seller of the trademark.

Note 18 - Related Party Transactions

          The Company has an exclusive license agreement with Iconix Brand Group, Inc., and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women’s, men’s and children’s footwear. The Chief Executive Officer and Chairman of Iconix is the brother of the Company’s Chief Executive Officer and Chairman. The term of the agreement is through December 31, 2010. Management believes that the license agreement with Iconix was entered into at arm’s-length. During these periods, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement. The Company recorded approximately $1,083,000 and $1,400,000 in aggregate royalty and advertising expense under the agreement for the years ended December 31, 2007 and December 31, 2006, respectively.

          During 2007, the Company recorded expenses of approximately $510,000 and $515,000 for the years ended December 31, 2007 and 2006 to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly-owned by the Company’s Chief Executive Officer and Chairman. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Note 19 - New Accounting Pronouncements

          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions on January 1, 2008, and has determined that it will not have a material impact on the Company’s consolidated financial statements.

          In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No.115” (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current period earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The Company adopted the provisions

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19 - New Accounting Pronouncements (continued)

on January 1, 2008, and has determined that it will not have a material impact on the Company’s consolidated financial statements.

          In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (“SFAS 141R”). SFAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141R is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. The Company is currently evaluating the requirements and impact of FAS 141R on the Company’s consolidated financial statements.

          In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements and impact of SFAS 160 on the Company’s consolidated financial statements.

Note 20- Quarterly Financial Data (Unaudited)

          Summarized quarterly financial data for 2007 and 2006 appear below (in thousands, except per share and dividend data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2007
Net sales	$119,868	$108,337	$118,644	$119,556
Royalty revenue	9,470	10,612	11,669	12,564
Net revenues	129,338	118,949	130,313	132,120
Gross profit	52,554	52,725	57,851	60,182
Operating income/(loss)	4,333	3,819	4,057	(7,324)
Net income	3,440	3,304	3,433	(3,094)
Earnings per share basic	$0.17	$0.16	$0.17	$(0.16)
Earnings per share diluted	$0.17	$0.16	$0.17	$(0.16)
Dividends declared	$0.18	$0.18	$0.18	$0.18

2006
Net sales	$112,201	$124,877	$132,839	$122,365
Royalty revenue	10,374	10,384	10,850	12,609
Net revenues	122,575	135,261	143,689	134,974
Gross profit	51,297	56,736	62,372	61,422
Operating income	3,650	8,145	13,622	11,571
Net income	3,064	6,487	9,220	7,994
Earnings per share basic	$0.15	$0.32	$0.46	$0.40
Earnings per share diluted	$0.15	$0.32	$0.45	$0.39
Dividends declared	$0.18	$0.18	$0.18	$0.18

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 21- Subsequent Events

          On March 3, 2008, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on March 28, 2008 to shareholders of record at the close of business on March 14, 2008.

          Also, on March 3, 2008, the Board of Directors approved a four million share increase to the Company’s authorized stock buyback plan.

Kenneth Cole Productions, Inc.
Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2007, 2006, and 2005

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Year ended December 31, 2007
Allowance for doubtful accounts	$(249,000)	$(188,000)	$207,000	$(230,000)
Reserve for returns and sales allowances	$(8,956,000)	$(24,910,000)	$23,310,000	$(10,556,000)

	$(9,205.000)	$(25,098,000)	$23,517,000	$(10,786.000)

Year ended December 31, 2006
Allowance for doubtful accounts	$(298,000)	$(211,000)	$260,000	$(249,000)
Reserve for returns and sales allowances	$(8,068,000)	$(18,735,000)	$17,847,000	$(8,956,000)

	$(8,366,000)	$(18,946,000)	$18,107,000	$(9,205,000)

Year ended December 31, 2005
Allowance for doubtful accounts	$(302,000)	$(290,000)	$294,000	$(298,000)
Reserve for returns and sales allowances	$(8,377,000)	$(20,064,000)	$20,373,000	$(8,068,000)

	$(8,679,000)	$(20,354,000)	$20,667,000	$(8,366,000)

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNETH COLE PRODUCTIONS, INC.

By: /s/ KENNETH D. COLE

Kenneth D. Cole
Chief Executive Officer

Date: March 7, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH D. COLE	Chief Executive Officer and Chairman of the Board	March 7, 2008

Kenneth D. Cole

/s/ DAVID P. EDELMAN	Chief Financial Officer	March 7, 2008

David P. Edelman

/s/ ROBERT C. GRAYSON	Director	March 7, 2008

Robert C. Grayson

/s/ DENIS F. KELLY	Director	March 7, 2008

Denis F. Kelly

/s/ PHILIP R. PELLER	Director	March 7, 2008

Philip R. Peller

/s/ MARTIN E. FRANKLIN	Director	March 7, 2008

Martin E. Franklin