Form 10-Q
period 2008-03-31
COLE KENNETH PRODUCTIONS INC
filed 2008-05-09
CIK 921691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  1-13082

KENNETH COLE PRODUCTIONS, INC.

 (Exact name of registrant as specified in its charter)

New York	13-3131650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

603 West 50th Street, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

      (212) 265-1500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X)   No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )   Accelerated filer (X) Non-accelerated filer ( ) (Do not check if a smaller reporting company) Smaller reporting company ( ).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	May 5, 2008
Class A Common Stock ($.01 par value)	10,785,534
Class B Common Stock ($.01 par value)	8,010,497

Kenneth Cole Productions, Inc.

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$ 71,538,000	$ 90,653,000
Due from factors	37,857,000	28,132,000
Accounts receivable, net	22,522,000	19,805,000
Inventories, net	45,778,000	48,033,000
Prepaid expenses and other current assets	3,460,000	2,998,000
Deferred taxes, net	4,762,000	5,173,000
Total current assets	185,917,000	194,794,000

Property and equipment, at cost, less accumulated
depreciation and amortization	59,287,000	60,357,000

Other assets:
Intangible assets	14,043,000	14,083,000
Deferred taxes, net	25,634,000	24,660,000
Investments and other	19,348,000	21,490,000
Deferred compensation plans’ assets	38,079,000	39,153,000
Total other assets	97,104,000	99,386,000

Total Assets	$342,308,000	$354,537,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(Unaudited)

	March 31, 2008	December 31, 2007
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$ 35,039,000	$ 39,470,000
Other current liabilities	11,151,000	10,852,000
Deferred income	6,222,000	5,071,000
Total current liabilities	52,412,000	55,393,000

Accrued rent and other long-term liabilities	17,008,000	18,001,000
Deferred compensation plans’ liabilities	38,079,000	39,153,000

Commitments and contingencies

Shareholders’ equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized, none outstanding
Class A Common Stock, par value $.01, 40,000,000 shares authorized; 15,613,539 and 15,604,673 issued as of March 31, 2008 and December 31, 2007, respectively	156,000	156,000
Class B Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	80,000	80,000
Additional paid-in capital	100,339,000	99,277,000
Accumulated other comprehensive income	409,000	914,000
Retained earnings	241,170,000	242,108,000
	342,154,000	342,535,000
Class A Common Stock in treasury, at cost, 4,649,750 and 4,236,350 shares as of March 31, 2008 and December 31, 2007, respectively	(107,345,000)	(100,545,000)
Total Shareholders’ Equity	234,809,000	241,990,000

Total Liabilities and Shareholders’ Equity	$342,308,000	$354,537,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net sales	$112,615,000	$119,868,000
Royalty revenue	9,882,000	9,470,000
Net revenues	122,497,000	129,338,000
Cost of goods sold	72,270,000	76,784,000
Gross profit	50,227,000	52,554,000

Selling, general and administrative expenses	49,115,000	48,221,000
Operating income	1,112,000	4,333,000
Interest and other income, net	294,000	1,261,000
Income before provision for income taxes	1,406,000	5,594,000
Provision for income taxes	599,000	2,154,000
Net income	$ 807,000	$ 3,440,000

Earnings per share:
Basic	$0.04	$0.17
Diluted	$0.04	$0.17

Dividends declared per share	$0.09	$0.18

Shares used to compute earnings per share:
Basic	19,325,000	20,079,000
Diluted	19,527,000	20,393,000

                       See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated Other		Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Retained Earnings	Number of Shares	Amount	Total
Shareholders’ equity January 1, 2008	15,604,673	$156,000	8,010,497	$80,000	$99,277,000	$914,000	$242,108,000	(4,236,350)	$(100,545,000)	$241,990,000
Net income							807,000			807,000
Translation adjustment from foreign currency, net of taxes of $(110,000)						(148,000)				(148,000)
Unrealized loss on available for sale securities, net of taxes of $(223,000)						(357,000)				(357,000)
Comprehensive income										302,000
Stock-based compensation expense					940,000					940,000
Exercise of stock options and related tax benefits	5,000	--			65,000					65,000
Issuance of Class A Common Stock from ESPP	3,866	--			57,000					57,000
Purchase of Class A Stock								(413,400)	(6,800,000)	(6,800,000)
Dividends paid on common stock							(1,745,000)			(1,745,000)
Shareholders’ equity March 31, 2008	15,613,539	$156,000	8,010,497	$80,000	$100,339,000	$409,000	$241,170,000	(4,649,750)	$(107,345,000)	$234,809,000

See accompanying notes to condensed consolidated financial statements

 Kenneth Cole Productions, Inc. and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

  (Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows used in operating activities
Net income	$ 807,000	$ 3,440,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,232,000	3,134,000
Provision for doubtful accounts	117,000	102,000
Benefit from deferred taxes	(340,000)	(1,548,000)
Unrealized loss/(gain) from available-for-sale securities	357,000	(416,000)
Loss on investments	594,000	--
Stock-based compensation expense	880,000	1,316,000
Tax benefit from stock option exercises	(7,000)	(515,000)
Changes in operating assets and liabilities:
Increase in due from factors	(9,725,000)	(14,182,000)
(Increase)/Decrease in accounts receivable	(2,834,000)	3,622,000
Decrease/(Increase) in inventories	2,255,000	(462,000)
(Increase)/decrease in prepaid expenses and other current assets	(455,000)	535,000
Decrease/(Increase) in other assets	1,680,000	(2,053,000)
Decrease in accounts payable and accrued expenses	(3,931,000)	(6,331,000)
Increase in deferred income and other current liabilities	1,400,000	1,027,000
Increase/(Decrease) in income taxes payable	--	(668,000)
(Decrease)/Increase in other long-term liabilities	(2,067,000)	4,817,000
Net cash used in operating activities	(9,037,000)	(8,182,000)
Cash flows used in investing activities
Acquisition of property and equipment	(1,093,000)	(3,251,000)
Purchase of intangible assets	(524,000)	(505,000)
Purchases of marketable securities and other investments	--	(550,000)
Net cash used in investing activities	(1,617,000)	(4,306,000)
Cash flows used in financing activities
Excess tax benefit from stock options	7,000	515,000
Proceeds from exercise of stock options	58,000	2,226,000
Proceeds from employee stock purchase plan	57,000	109,000
Acquisition of treasury shares	(6,800,000)	--
Dividends paid to shareholders	(1,745,000)	(3,614,000)
Net cash used in financing activities	(8,423,000)	(764,000)
Effect of exchange rate changes on cash	(38,000)	3,000
Net (decrease)/increase in cash	(19,115,000)	(13,249,000)
Cash and cash equivalents, beginning of period	90,653,000	105,441,000
Cash and cash equivalents, end of period	$71,538,000	$ 92,192,000
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ 3,000	$ 1,000
Income taxes, net	$1,071,000	$1,983,000

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

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company’s consolidated Balance Sheets at December 31, 2007, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.

2.  Stock-Based Compensation

The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock options, restricted stock, and other equity-based awards, and accounts for the related stock-based compensation under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), as described in Note 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2007.

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant.  Stock option grants expire within 10 years and vest on a graded basis within two to five years from the date of grant.  Restricted stock unit awards generally vest on a graded basis over a three to four year period or cliff vest after three years.  No stock options were granted during the three months ended March 31, 2008 and 2007, respectively.  During the three months ended March 31, 2008 and 2007, the Company granted 16,766 and 15,000 shares of restricted stock, respectively.  Stock options outstanding and unvested restricted stock amounted to 1,691,029 and 610,512 shares, respectively, as of March 31, 2008.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.  Stock-Based Compensation (continued)

The following table summarizes the components of stock-based compensation expense for the three months ended March 31, 2008 and 2007, all of which is included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Income.

	Three months ended March 31,

	2008	2007
Stock options	$156,000	$ 389,000
Restricted stock units and employee stock purchase plan	724,000	927,000
Total stock-based compensation expense	$880,000	$1,316,000

The fair value of stock options was estimated using the Black-Scholes option-pricing model.  The following table summarizes the assumptions used to compute the weighted-average fair value of stock option grants for the three months ended March 31, 2008 and 2007:

	2008	2007
Weighted-average volatility	48.1%	65.8%
Risk-free interest rate	4.8% to 5.2%	3.2% to 5.2%
Weighted-average dividend yield	3.0%	0.5%
Expected term	3-9 years	3-9 years

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

As of March 31, 2008, approximately $8.4 million of unrecognized stock compensation expense related to unvested awards, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 1.7 years.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.”  Basic earnings per share are calculated by dividing net income by weighted-average common shares outstanding.  Diluted earnings per share are calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities under the Company’s stock incentive plans.  Dilutive securities, which include stock options and restricted stock, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted-average shares outstanding for the period.  Basic and diluted earnings per common share consist of the following:

Three Months Ended

	March 31, 2008	March 31, 2007
Weighted-average common
shares outstanding	19,325,000	20,079,000
Effect of dilutive securities:
Restricted stock & employee stock purchase plan	181,000	207,000
Stock options	21,000	107,000
Weighted-average common
shares outstanding and common
share equivalents	19,527,000	20,393,000

Stock options outstanding as of March 31, 2008 and 2007, in an aggregate amount of 1,504,000 and 763,000, respectively, have not been included in the diluted per share calculations since their effect would be antidilutive.

4.  Fair Value Measurement

The Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) provisions on January 1, 2008.  In February 2008, the FASB deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company’s financial assets measured at fair value on a recurring basis were as follows:

	Fair Value at March 31, 2008	Hierarchy
Marketable securities	$7,710,000	Level 2
Investments	$4,067,000	Level 1
Deferred compensation plans’ assets	$38,079,000	Level 1

A Level 1 hierarchy represents a fair value that is derived from unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  A Level 2 hierarchy represents a fair value that is derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  The Company recorded a $0.6 million writedown in its marketable securities during the quarter ended March 31, 2008.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.  Comprehensive Income

Comprehensive income is comprised of net income, the effect of foreign currency translation and changes in unrealized gains and losses on available-for-sale securities.  Comprehensive income for the three months ended March 31, 2008 and 2007 amounted to $302,000 and $3,939,000, respectively.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.  Segment Information (continued)

Financial information of the Company’s reportable segments is as follows (in thousands):

		Three Months Ended
		March 31, 2008
		Consumer
	Wholesale	Direct	Licensing	Totals
Revenues from external customers	$ 74,097	$38,518	$ 9,882	$122,497
Intersegment revenues	9,880	--	--	9,880
Segment income/(loss) (1)	2,574	(5,871)	7,494	4,197
Segment assets (2)	$247,291	$52,128	$42,889	$342,308

		Three Months Ended
		March 31, 2007
		Consumer
	Wholesale	Direct	Licensing	Totals
Revenues from external customers	$ 82,944	$36,924	$ 9,470	$129,338
Intersegment revenues	6,604	--	--	6,604
Segment income/(loss) (1)	9,543	(7,952)	7,152	8,743
Segment assets (2)	$260,748	$60,960	$41,646	$363,354

(1)

Before unallocated corporate overhead, stock-based compensation expense and income taxes.

(2)

The Wholesale segment includes corporate assets.

The reconciliation of the Company’s reportable segment revenues and profit and loss are as follows (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues
Revenues for reportable segments	$122,497	$129,338
Intersegment revenues (1)	9,880	6,604
Elimination of intersegment revenues	(9,880)	(6,604)
Total consolidated revenues	$122,497	$129,338

Income
Total profit for reportable segments (1)	$4,197	$8,743
Stock-based compensation expense and unallocated corporate overhead	(2,791)	(3,149)
Total income before provision for income taxes	$1,406	$5,594

(1)

Before unallocated corporate overhead, stock-based compensation expense and income taxes.

Revenues from international customers, primarily customers located in Canada, were approximately 4.3% and 2.7% of the Company’s consolidated revenues for the three months ended March 31, 2008 and 2007, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.  Related Party Transactions

The Company has an exclusive license agreement with Iconix Brand Group, Inc. and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women’s, men’s and children’s footwear.  The Chief Executive Officer and Chairman of Iconix is the brother of the Company’s Chairman and Chief Executive Officer.  The term of the agreement is through December 31, 2010.  Management believes that the license agreement with Iconix was entered into at arm’s-length.  During these periods, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $289,000 and $271,000 in aggregate royalty and advertising expense under the agreement for the three months ended March 31, 2008 and 2007, respectively.

The Company recorded expenses of approximately $175,000 and $180,000 for the three months ended March 31, 2008 and 2007, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly-owned by the Company’s Chairman and Chief Executive Officer.  Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

8.  Common Stock Repurchase

During the three months ended March 31, 2008, the Company repurchased 413,400 of its shares at an aggregate price of $6,800,000.

9.  Legal Proceedings

On April 17, 2007, a class action was filed in Superior Court for the State of Californiat, County of San Diego, alleging that the Company’s policies and practices regarding the request of personal information during credit card purchases violated California Code Section 1747.08 (the Song-Beverly Credit Card Act).  During the quarter ended March 31, 2008, the parties reached an agreement to settle the dispute and the court approved the settlement, which had been accrued at December 31, 2007 and did not have a significant impact on the Company’s consolidated financial statements.  The limitations period to appeal the judgment has expired and the Company has honored all of its obligations under the settlement. As such, the matter is considered closed.

The Company is, from time to time, a party to other litigation that arises in the normal course of its business operations.  The Company is not presently a party to any other litigation that it believes might have a material adverse effect on its business operations.

10.  New Accounting Pronouncement

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the requirements and impact of SFAS 161 on the Company’s consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.  Subsequent Event

On April 30, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share payable on June 12, 2008, which will be paid to shareholders of record at the close of business on May 22, 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

The statements contained in this report which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding the Company’s anticipated results or level of business for 2008 or any other future period, may be deemed to constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including, but not limited to, demand and competition for the Company’s products, the ability to enter into new licensee agreements, to maintain and renew existing licensing agreements, and to open new stores, changes in consumer preferences or fashion trends, events causing disruption in product shipment, change in import regulations, dependence on certain large customers, changes in the Company’s relationships with vendors and other resources, the launching or prospective development of new business initiatives, future licensee sales growth, gross margins, store expansion, renovation and openings, changes in distribution centers, and the implementation of management information systems.  The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company’s reports and registration statements filed with the Securities and Exchange Commission.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

Update on Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management.  For a summary of the Company’s significant accounting policies, see the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

Kenneth Cole Productions, Inc., incorporated in September 1982, designs, sources and markets a broad range of fashion footwear and handbags and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, Tribeca and Gentle Souls brand names.  The Company also has the rights to use the Bongo trademark for footwear through a license agreement.  In addition, the Company acquired the Le Tigre trademark and other intellectual property associated with the Le Tigre brand during September 2007.  The Company’s products are targeted to appeal to fashion conscious consumers, reflecting a casual urban perspective and a lifestyle uniquely associated with Kenneth Cole.  These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends.  The combination of basic products and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

The Company markets its products to approximately 6,000 department and specialty store locations, as well as through its Consumer Direct business, which includes full-priced retail and Company Stores consumer and websites.  The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men’s, women’s and children’s footwear, handbags, apparel and accessories), prices (from “better” to “moderate”) and styling.  The Company believes the diversity of its product mix provides balance to its overall product sales and business planning and increases sales opportunities to Wholesale customers who do not carry the Company’s full range of products.

The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements.  The Company offers, through these agreements, a lifestyle collection of men’s product categories, including tailored clothing, dress shirts, dress pants, sportswear, neckwear, briefcases, portfolios, jewelry, belts, leather and fabric outerwear, cold-weather accessories, sunglasses, prescription eyewear, watches, fragrance, swimwear, luggage, hosiery and small leather goods.  In addition, men’s sportswear, which was formerly offered pursuant to a license agreement, is being sold, marketed and distributed by the Company directly.  Women’s product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, leather and fabric outerwear, sunglasses, prescription eyewear, watches, jewelry, fragrance, swimwear, and luggage.  In addition, the Company licenses its children’s apparel further broadening the branded lifestyle collection.

The Company recorded net revenues of $122.5 million for the three months ended March 31, 2008.  Diluted earnings per share decreased to $0.04 from $0.17.  As of March 31, 2008, the Company had $71.5 million in cash and cash equivalents with no debt.  In addition, the Company has a five-year $100 million committed Revolving Credit Facility and will pay a quarterly cash dividend of $0.09 per share on June 12, 2008, which will be paid to shareholders of record at the close of business on May 22, 2008.

Results of Operations

The following table sets forth the Company’s condensed consolidated Statements of Income in thousands of dollars and as a percentage of net revenues for the three months ended March 31, 2008 and March 31, 2007.

Three Months Ended

       March 31,

	2008		2007
Net sales	$112,615	91.9%	$119,868	92.7%
Royalty revenue	9,882	8.1	9,470	7.3
Net revenues	122,497	100.0	129,338	100.0
Gross profit (1)	50,227	41.0	52,554	40.6
Selling, general & administrative expenses	49,115	40.1	48,221	37.3
Operating income	1,112	0.9	4,333	3.3
Interest income, net	294	0.2	1,261	1.0
Income before income taxes	1,406	1.1	5,594	4.3
Income tax expense	599	0.4	2,154	1.6
Net income	$ 807	0.7%	$ 3,440	2.7%

(1)

Gross Profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and others entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

REVENUES:  Net revenues decreased $6.8 million, or 5.3%, to $122.5 million for the three months ended March 31, 2008 from $129.3 million for the three months ended March 31, 2007.  The decrease in revenues occurred in the Company’s Wholesale and Consumer Direct segments as further described below in the section entitled “NET SALES.”

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) decreased $8.8 million, or 10.7%, to $74.1 million, for the three months ended March 31, 2008 from $82.9 million for the three months ended March 31, 2007.  The decrease is primarily due to a decline in sales across the Company’s branded footwear businesses, offset by incremental sales from the Company’s in-house launch of its men’s sportswear collections previously licensed and an 8.9% increase in the Company’s handbag businesses.  The challenging retail environment and continued stress in the macro-economic marketplace, as well as generally softer sell-thrus compared to the prior year, resulted in declines in most of the Company’s Wholesale businesses.

Net sales in the Company’s Consumer Direct segment increased $1.6 million, or 4.3%, to $38.5 million for the three months ended March 31, 2008, from $36.9 million for the three months ended March 31, 2007.  Comparable store sales increased 3.4%, or $1.1 million, while sales related to new stores opened in 2008, and that portion of 2008 sales for stores not open for all of 2007, decreased by $0.4 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Comparable stores are defined as new stores that are open for longer than thirteen months.  A store that stops operations is included in the comparable sales calculation through the date of closing.   The Company’s Internet business increased by 63.4%, or 0.8 million, during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  The Company opened two full-priced retail stores and closed seven, while continuing its expansion in Company Stores with an additional opening during the three months ended March 31, 2008. As the Company has increased the amount of specific “made for Company Store” product, sales have improved at its Company store locations.  In its full-priced retail stores, the Company standardized assortments and modified price points to align the price-value relationship of the Company’s brands, which the Company believes resulted in improved operating performance.  The Company continues to review its real estate portfolio and expansion plans for both its full-priced and Company stores.

LICENSING REVENUE:  Royalty revenue increased $0.4 million, or 4.4%, to $9.9 million for the three months ended March 31, 2008 from $9.5 million for the three months ended March 31, 2007.  The increase in licensing revenues was primarily attributable to incremental royalties received from existing licensees, offset by a reduction in sportswear royalties from an amendment to the Company’s licensing agreement relating to its men’s sportswear businesses that terminated December 31, 2007.  As mentioned in the section entitled “Net Sales,” the Company has begun shipping men’s sportswear, effectively transitioning the licensing model to an in-house operation.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, increased to 41.0% for the three months ended March 31, 2008 from 40.6% for the three months ended March 31, 2007.  The increase, as a percentage of net revenues, was primarily the result of the change in the mix of the Company’s net revenues from its Wholesale, Consumer Direct and Licensing segments.  The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had increased revenues as a percentage of net revenues of 31.4% for the three months ended March 31, 2008 compared to 28.6% for the three months ended March 31, 2007, while the Wholesale segment revenues as a percentage of net revenues decreased to 60.5% for the three months ended March 31, 2008 from 64.1% for the three months ended March 31, 2007.  The revenues in the Licensing segment, which carries no cost of goods sold, increased as a percentage of revenue to 8.1% for the three months ended March 31, 2008 compared to 7.3% for the three months ended March 31, 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  Selling, general and administrative (“SG&A”) expenses, including warehousing and receiving expenses, increased $0.9 million to $49.1 million for the three months ended March 31, 2008 from $48.2 million for the three months ended March 31, 2007.  The increase in SG&A expenses was due to marketing expenses associated with the Company’s twenty-fifth anniversary campaign, its continuing investment for the development of men’s sportswear and the deleveraging that resulted from the sales decline.  As a percentage of net revenues, SG&A expenses increased to 40.1% for the three months ended March 31, 2008 from 37.3% for the three months ended March 31, 2007 from the additional costs mentioned above and loss of leverage on the decrease in Wholesale sales.

INTEREST AND OTHER INCOME:  Interest and other income decreased $1.0 million, or 76.7%, to approximately $0.3 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to lower average rates of return on investments and writedowns to certain of the Company’s marketable securities.

INCOME TAXES:  The Company’s effective tax rate increased to 42.6% for the three months ended March 31, 2008 from 38.5% for the three months ended March 31, 2007.  The 4.1% increase in the Company’s tax rate is a result of higher tax rates from various state and local tax jurisdictions in which the Company generates income and the impact of interest and penalties on income tax reserves on the Company’s tax base.

NET INCOME:  As a result of the foregoing, net income decreased to $0.8 million for the three months ended March 31, 2008 (0.7% of net revenues) from $3.4 million (2.7% of net revenues) for the three months ended March 31, 2007.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the requirements and impact of SFAS 161 on the Company’s consolidated financial statements.

Related Party Transactions

The Company has an exclusive license agreement with Iconix Brand Group, Inc. and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with worldwide manufacture, sale and distribution of women’s, men’s and children’s footwear.  The Chief Executive Officer and Chairman of Iconix is the brother of the Company’s Chairman and Chief Executive Officer.  The term of the agreement is through December 31, 2010.  Management believes that the license agreement with Iconix was entered into at arm’s-length.  During these periods, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $289,000 and $271,000 in aggregate royalty and advertising expense under the agreement for the three months ended March 31, 2008 and 2007, respectively.

The Company recorded expenses of approximately $175,000 and $180,000 for the three months ended March 31, 2008 and 2007, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly-owned by the Company’s Chairman and Chief Executive Officer.  Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Liquidity and Capital Resources

The Company uses cash from operations as the primary source of financing for its capital expenditures, seasonal requirements and paying its quarterly dividends.  Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances.  At March 31, 2008 and December 31, 2007 working capital was $133.5 million and $139.4 million, respectively.

Cash used in operating activities was $9.0 million for the three months ended March 31, 2008, compared to $8.2 million for the three months ended March 31, 2007.  The decrease in cash flows provided by operations is primarily attributable to a decrease in net income and the timings of receivables and payables.

Net cash used in investing activities totaled $1.6 million for the three months ended March 31, 2008 compared to $4.3 million for the three months ended March 31, 2007.  The decrease was primarily attributable to a $2.2 million decrease in capital expenditures during the quarter ended March 31, 2008 compared to March 31, 2007.  Included in capital expenditures for the three months ended March 31, 2008 and 2007 were approximately $0.7 million and $0.2 million, respectively, for amounts associated with furniture, fixtures, and leasehold improvements for the retail store expansion and incurred $2.7 million in costs for the implementation of the SAP retail and POS systems in 2007. In addition, the Company did not purchase any marketable securities during the quarter ended March 31, 2008, while $0.6 million was purchased during 2007.

Net cash used in financing activities was $8.4 million for the three months ended March 31, 2008 compared to $0.8 million for the three months ended March 31, 2007.  The increase was primarily attributable to $6.8 million used to repurchase 413,400 treasury shares during the three months ended March 31, 2008 as compared to no repurchases during the three months ended March 31, 2007.  The Company also paid dividends of $1.7 million during the three months ended March 31, 2008 compared to $3.6 million during the three months ended March 31, 2007.  In addition, the Company had received proceeds of $0.1 million during the three months ended March 31, 2008 related to stock option exercises as compared to $2.2 million received during the three months ended March 31, 2007.

The Company has a Revolving Credit Facility with various lenders, which provides up to $100.0 million to finance working capital requirements and letters of credit to finance the Company's inventory purchases.  During the three months ended March 31, 2008, the Company did not borrow under the Revolving Credit Facility.  Amounts available under the Revolving Credit Facility were reduced by $5.2 million of standby and open letters of credit.

The Company believes that it will be able to satisfy its current expected cash requirements for 2008, including requirements for its in-house sportswear infrastructure, enhanced information systems, store expansions and the payments of its quarterly cash dividend, primarily with cash flow from operations and cash on hand.  The Company did not have any off-balance sheet arrangements as of March 31, 2008.

The foregoing commentary should be considered to fall within the coverage of the “Safe Harbor Statement” under the Private Securities Litigation reform Act of 1995 included in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s marketable securities consist of “triple A” rated debt obligations and substantially all have insurers.  Recently, several auctions have failed as a result of illiquidity and imbalance in order flow for auction rate securties.  A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral; however, parties wishing to sell securities could not do so.  Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities.  If these auctions continue to fail, it could result in the Company holding securities beyond their next scheduled auction reset dates and will limit the liquidity of these investments.  Based on the Company’s expected operating cash flows, and other sources and uses of cash, the Company does not anticipate that the lack of liquidity on these investments will affect its ability to execute its current business plan.

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

At March 31, 2008, the Company had no forward contracts outstanding.  The Company’s earnings may also be affected by changes in short-term interest rates as a result of borrowings that may be made under its credit facilities.  A two or less percentage point increase in interest rates affecting the Company’s credit facilities would not have had a material effect on the Company’s net income.

The Company sources a significant amount of product from China and is subject to foreign currency exposure. If the Yuan is allowed to float freely against other foreign currency, a two percent change in exchange rates could have a material effect on the cost of future inventory purchases to be transacted by the Company.

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

Part II - OTHER INFORMATION

Item 1.

  Legal Proceedings.  There have been no material changes during the quarterly period ended March 31, 2008 from the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, other than the following:

On April 17, 2007, a class action was filed in Superior Court for the State of California, County of San Diego, alleging that the Company’s policies and practices regarding the request of personal information during credit card purchases violated California Code Section 1747.08 (the Song-Beverly Credit Card Act).  During the quarter ended March 31, 2008, the parties reached an agreement to settle the dispute and the court approved the settlement, which had been accrued at December 31, 2007 and did not have a significant impact on the Company’s consolidated financial statements.  The limitations period to appeal the judgment has expired and the Company has honored all of its obligations under the settlement.  As such, the matter is considered closed.

The Company is, from time to time, a party to other litigation that arises in the normal course of its business operations.  The Company is not presently a party to any other litigation that it believes might have a material adverse effect on its business operations.

Item 1A.  Risk Factors.  There have been no material changes during the quarterly period ended March 31, 2008 from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2008, the Company repurchased 413,400 shares of its own stock, as presented in the following table:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
March 2008	413,400	$16.45	413,400	4,278,600

(1) As of December 31, 2007, the remaining amount of shares that could be repurchased was 692,000.  On March 3, 2008, the Company’s Board of Directors increased the authorization for the Company’s stock buyback plan by 4,000,000 shares to 4,692,000 shares available for repurchase.  As of March 31, 2008, the remaining amount of shares that could be repurchased was 4,278,600.

Item 3.

Defaults Upon Senior Securities.  None

Item 4.

Submission of Matters to a Vote of Security Holders.  None

Item 5.

Other Information.  None

Item 6.

Exhibits.

10.33	Employment Agreement between Kenneth Cole Productions, Inc. and Jill Granoff dated April 13, 2008.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kenneth Cole Productions, Inc.

Registrant

May 9, 2008

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

Chairman and Chief Executive Officer

Date:  May 9, 2008

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

Date:  May 9, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kenneth D. Cole, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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
May 9, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David P. Edelman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DAVID P. EDELMAN

David P. Edelman
Chief Financial Officer
Kenneth Cole Productions, Inc.
May 9, 2008

Exhibit 10.33

April 13 , 2008

Dear Jill,

This letter agreement (the “Agreement”) sets forth the terms of your employment at Kenneth Cole Productions, Inc. (the "Company").  The offer contained in this letter is contingent upon full execution by both parties.  General terms of employment are as stated in the Company’s current Employee Handbook; provided, however, that to the extent the terms of this Agreement may be different than and/or inconsistent with the terms of such Employee Handbook and/or any Company plans or policies, the terms of this Agreement shall govern.

1.

Effective May 5, 2008, the Company will employ you and you agree to serve as Chief Executive Officer of the Company, reporting to the Chairman of its Board of Directors.  You agree to devote your full time and best efforts to the satisfactory performance of such services and duties as the position requires.  In conjunction with this Agreement, the Nominating Committee of the Company’s Board of Directors has also recommended that the Board invite you to join the Board as an employee member at its next regularly scheduled meeting.

As Chief Executive Officer, you shall have responsibility for and oversight over the Company's domestic and international business operations, including its: retail, wholesale and licensing businesses, as well as the Company's human resources, finance, operations, supply chain, merchandise planning and marketing areas (except for the creative elements thereof). You will also have day to day responsibility and oversight for the Company’s legal department.  The legal department, however, has ultimate reporting responsibility to the Company’s Board of Directors.   It is understood that Kenneth D. Cole will retain creative control over the design and positioning of the brands and its products as well as over brand and image driven initiatives, including, by way of illustration, runway shows, editorial placement, charitable initiatives (including the Awearness Fund and the Company’s charitable foundations) and other public relations efforts.  Mr. Cole, in collaboration with you, will also oversee mergers and acquisitions activity concerning or affecting the Company, as well as the Company’s overall strategic direction.

Subject to the terms hereof, the term of your employment under this Agreement shall commence on May 5, 2008 and shall continue, unless sooner terminated under Section 7 hereof, until May 4, 2012.  This Agreement shall be automatically extended by one year on May 5, 2012 and on each May 5th thereafter (the "Renewal Date"), unless written notice of non-renewal is given by either you or the Company to the other party at least one hundred twenty (120) days prior to the Renewal Date.

You represent to the Company that the execution and performance by you of this Agreement and your employment hereunder will not breach or constitute a default under any other agreement to which you are a party or by which you are bound.

2.

Your compensation shall be as follows:

a.

The annual base salary for the position is one million dollars ($1,000,000.00) to be paid in equal sums over twenty-six (26) bi-weekly pay periods.  By the end of the first quarter of each fiscal year beginning in 2009, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) shall review your base salary in good faith for possible increase, shall discuss the matter with you prior to making a determination, and shall explain its determination to you after a determination has been made.

Salary and payments due under paragraph 2(b) below will be subject to withholding of all taxes payable with respect thereto and any authorized deductions, including those for such items as insurance contributions.

b.

Effective upon your commencement date, you will participate in the Company’s discretionary executive management bonus plan, which provides for annual awards based upon both the Company's financial condition and performance and your own performance.  Notwithstanding such discretion, each year you remain with the Company your target bonus award for that year will be 100% of your then base salary (collectively hereinafter referred to as “Target Bonus Award”).  Your actual bonus award, which can range from a minimum amount of 0% to a maximum amount of 200% of your Target Bonus Award, will be determined by the Compensation Committee of the Company’s Board of Directors and is contingent upon (i) the attainment of performance goals reasonably set in good faith by the Compensation Committee and selected members of management and (ii) your actively being employed by the Company through the date that the Company makes bonus payments (subject to the provisions of paragraph 7 below), which is normally on or about March 1 of the following fiscal year but in no event later than March 31 of the following fiscal year.  By the end of the first quarter of each fiscal year beginning in 2009, the Compensation Committee shall review your Target Bonus Award percentage for the then current fiscal year, and the payout ranges in connection therewith, and if appropriate shall increase such percentages.  Such review shall be made in good faith, and the Compensation Committee shall discuss the matter with you prior to making its determination, and shall explain its determination to you after a determination has been made.

In consideration for your executing this Agreement and partially in compensation for opportunities you are foregoing with respect to your previous employer, for fiscal year 2008 only, unless you have voluntarily resigned without Good Reason or have been terminated for Cause by the Company prior to the date the Company makes bonus payments, you will receive a bonus award of no less than $1,000,000.00 if you satisfy the performance criteria.  The performance criteria shall be mutually agreed upon by you and the Compensation Committee within 30 days after the commencement of your employment.  At the Company’s option, your 2008 bonus award may be in cash, unrestricted and fully vested Company stock, or a combination thereof.

c.

In the event that you voluntarily leave the Company without Good Reason prior to December 31, 2009, you expressly acknowledge and agree that you will be responsible for paying the Company within thirty (30) days after termination $500,000.00 , adjusted for reversal of any associated tax liability ..

3.

While you are employed by the Company, and subject to the Company's right to prospectively amend, modify or terminate any benefit plan or program, you shall be entitled to the following benefits as well as any other benefit offered to any other Company executive (excluding the Chairman), on terms at least as favorable as such executive(s):

a.

Group Health Benefits – participation in the Company’s Health Insurance Plan immediately upon commencement of continuous full term service, subject to customary employee contribution.  This is a contributory plan that currently provides medical and dental coverage.  The Company may prospectively modify these plans at its sole discretion.

b.

Supplemental Employee Retirement Plan – participation in the Company’s Supplemental Employee Retirement Plan (“SERP”) commencing on the first anniversary of your employment and otherwise in keeping with the terms of the Plan and the Plan documents, except as otherwise provided below.

c.

Profit Sharing Thrift Plan – participation in the Company’s Employee Profit Sharing Thrift (401(k)) Plan on the first day of the quarter following six months of service.

d.

Group Life and Accidental Insurance – coverage under the Company’s Basic Life and Accidental Death and Dismemberment Insurance policy on the first day of the month following after two months of continuous full time service.

e.

Business Travel Accident Insurance – coverage under the Company’s Business Travel Accident Insurance Policy.

f.

Business Expense – reimbursement for travel, entertainment and other business expenses incurred by you in connection with the Company’s business, all in accordance with the Company’s policies and practices.

g.

Vacation – in accordance with current Company policy or as otherwise agreed by you and the Company.

h.

Paid Sick Leave – in accordance with current Company policy.

i.

Additional Life Insurance – In addition to subparagraph (d) above, during the term of your employment, the Company will maintain an insurance policy on your life in the face amount of $ 7,000,000.00 ..  If your employment with the Company terminates as a result of death, the Company will provide the death benefits it receives to a trust set up by you, if any, as directed by your Executor, or failing that to your heirs.

j.

Supplemental Disability – The Company will purchase and pay for disability insurance that, together with other short and or long term disability benefits it will purchase and pay for, will in the aggregate provide you with annual payments equal to your base salary, for a term of five years, in the event that you become disabled under the terms of such plans, together with a lump sum payment at the end of such period in the amount of at least $2 million.

The benefits detailed in subparagraphs (i) and (j) above are subject to your successful completion of a physical examination and doctor’s review of your medical records.  The benefits detailed above shall be the sole compensation provided to you in the event of your death or disability during the term of this Agreement, provided, however, you or your estate will also receive any bonus earned but unpaid under Paragraph 2(b) above for the fiscal year completed before your death or disability and restricted stock and/or stock options will be treated as if you had voluntarily terminated your employment.

4.

You will participate in the Company’s restricted stock plan with the Compensation Committee at its next regularly scheduled meeting issuing you a performance-based grant of one hundred thousand (100,000) shares, subject to all of the terms and conditions set forth in the plan documents as they may be amended from time to time. You will also receive grants of fifty thousand (50,000) shares in each of the three subsequent years on or about the anniversary of your initial grant, also subject to all of the terms and conditions set forth in the plan documents as they may be amended from time to time.  The Compensation Committee will set appropriate, good faith, mutually-agreed performance targets with you within 30 days after the commencement date of your employment with respect to the 100,000 share grant and by the end of the first quarter of each fiscal year for the other share grants on which restrictions are lapsing that year.  If the relevant performance targets associated with the grants are achieved, the restrictions will lapse on twenty-five percent (25%) of the shares on the first two anniversaries of the grant and the remaining fifty percent (50%) on the third anniversary of the grant, all conditioned upon your continued employment with the Company as Chief Executive Officer through the date of the lapse except as set forth in Paragraph 7 below.  Each award will be issued under the Company’s existing restricted stock plans and award agreement(s), and will be subject to all of the terms and conditions set forth in the plan documents and award agreement(s) as they may be amended from time to time.

5.

At its next regularly scheduled meeting, the Compensation Committee will issue to you a sign-on grant of two hundred fifty thousand (250,000) stock options with a strike price at the closing market price on the date of the grant.  The stock options, unless otherwise specifically set forth herein, will vest over four (4) years, 25% on each anniversary of your employment, all conditioned upon your continued employment with the Company as its Chief Executive Officer on the vesting dates except as set forth in Paragraph 7.  The options will remain outstanding so long as you are receiving salary continuation pursuant to Paragraph 7.  In the event that you voluntarily terminate your employment without Good Reason and are not receiving salary continuation, the options will remain outstanding for period of time consistent with stock option plan terms.  The stock options will be issued under the Company’s existing stock option plan and award agreement(s) and will be subject to all of the other terms and conditions set forth in the plan documents and the award agreement(s) as they may be amended from time to time.  You will also be eligible to receive additional stock option grants consistent with any programs that the Company may put in place in the future for senior executives.

6.

If you decide to terminate your employment with the Company without Good Reason, you agree:

a.

to provide the Company with one hundred twenty (120) days’ prior written notice (the “Notice Period”);

b.

to make no public announcement concerning your departure prior to your termination date without the consent of the Company; and

c.

to continue to perform faithfully the duties assigned to you on the date of such notice (or such other appropriate transition duties as the Company may reasonably assign to you) from the date of such notice until your termination date.

You acknowledge that the Notice Period provided for hereunder is for the exclusive benefit of the Company and does not confer any employment obligation on the Company.  The Company may elect, in its sole discretion and for any reason, to terminate your employment and/or change your duties and responsibilities with the Company, in the manner set forth above, either immediately or at any point during the Notice Period you have indicated. If you voluntarily terminate your employment without Good Reason then upon such termination you shall be entitled only to the payment of the base salary earned and unpaid through such date and any business expenses otherwise due you, plus any vested equity, and all insurance, benefits and other arrangements provided by the Company shall cease immediately upon termination of your employment (except as otherwise required by law).

7.

In the event your employment with the Company is terminated, in exchange for  (i) your (or, if appropriate, your heirs and beneficiaries) execution of a Separation Agreement and General Release in a form provided by the Company, which form shall not contain any restrictive covenant greater than or materially different than those in this Agreement (or any applicable Company plan solely with respect to such plan’s benefits) and (ii) your compliance with the terms and conditions set forth in the Separation Agreement and General Release, the Company agrees to provide, and you agree to accept, as the sole and exclusive remedy for the termination of your employment, the following severance benefits and arrangements:

a.

Termination Without Cause or Termination for Good Reason (as such terms are defined below) Without a Change of Control Occurrence:  The Company will, upon your execution of a Separation Agreement and General Release, (i) continue to make salary payments (salary continuation) at your th e n current rate for a period of eighteen (18) months; (ii) pay you in cash the Target Bonus Award for the prior fiscal year; (iii) pay you in cash a pro rata bonus for the year in which such without Cause or Good Reason termination occurs; and (iv) pay you in cash a one time payment equal to your then Target Bonus Award.  Payments pursuant to (ii) and (iii) will be made at or about the same time that actively employed executives receive their Target Bonus Award payments for the relevant fiscal years, but in no event later than March 31st of the immediately following fiscal year, and payment pursuant to (iv) will be paid within sixty (60) days after the successful completion of the Non-Competitive Period set forth in Paragraph 9 below. The payments provided pursuant to this Paragraph are subject to deductions required by law.  In addition to the foregoing, your stock options shall fully accelerate and vest and shall remain exercisable throughout the time period that you are receiving salary continuation and for purposes of restricted stock , which you have previously been granted, any restrictions that are due to lapse within twelve months of the termination date will immediately lapse.  All shares for which the restrictions are due to lapse later than 12 months from the termination date will be forfeited ..

b.

Termination Without Cause, or Termination for Good Reason , Within Twenty Four (24) months of a Change of Control (as such term is defined below).  In the event that there is a Change of Control and within Twenty Four (24) months of such Change of Control you are (i) terminated without Cause, or (ii) terminate your employment with Good Reason (as such term is defined below), the Company will pay you an amount equal to the sum of (i) two times (2.0x) your gross base salary, which you may take either as salary continuation or in a lump sum at your option at any time; (ii) pay you in cash any bonus due you for the prior fiscal year: (iii) pay you a pro rata cash bonus for the year in which such without Cause or Good Reason termination occurs; and (iv) make a cash lump sum payment to you equal to your then Target Bonus Award.  This payment will be subject to deductions required by law.   The payments in (ii), (iii) and (iv) will be paid at or about the time that the Company makes bonus payments, normally on or about March 1 but in no event later than March 31st.   In addition to the foregoing: (i) all restricted stock referenced in Paragraph 4 (whether yet issued or not) and any additional  restricted stock not yet issued to you but which are the subject of other performance-based grants shall immediately issue to the extent not yet issued, all such stock shall immediately vest, and any and all restrictions on such stock will immediately lapse; and (ii) your stock options shall fully accelerate and vest and shall remain exercisable for the remainder of their respective original terms.

c.

Termination as a Result of Non-Renewal.  In the event of expiration of this Agreement by reason of your having given notice of non-renewal under paragraph 1 hereof, the Company may, within 90 days prior to such expiration, at its option exercise in writing its right to enforce the non-compete in Paragraph 9 below.  In the event of expiration of this Agreement by reason of the Company’s having given notice of non-renewal under paragraph 1 hereof, the Company may, concurrently with its notice of non-renewal, at its option exercise in writing its right to enforce the non-compete in Paragraph 9 below.  In either event, the Company’s exercise of such right shall be conditioned on its committing to continue to pay you the amount of your then current base salary (salary continuation) for a period of twelve (12) months.  In the event that you execute a Separation Agreement and General Release following the Company’s notice of non-renewal, the Company will also pay you in cash a one time payment equal to your then Target Bonus Award, payable within sixty (60) days after the successful completion of the Non-Competitive Period set forth in Paragraph 9 below.  In addition to the foregoing, in the event that the Company exercises its option to enforce the non-compete your stock options shall fully accelerate and vest and shall remain exercisable throughout the time period that you are receiving salary continuation, and for purposes of restricted stock which you have previously been granted, any restrictions that are due to lapse within twelve months of the termination date will immediately lapse.  All shares for which the restrictions are due to lapse later than 12 months from the termination date will be forfeited.

In addition to the foregoing, whether or not the Company exercises its option to enforce the non-compete, the Company will pay you in cash the Target Bonus Award for the prior fiscal year at the same time other executives receive their awards and in no event later than March 31st.  In the event of expiration of this Agreement by reason of the Company having given notice of non-renewal, the Company shall pay you a pro rata cash bonus for the year in which such expiration occurs, payable in the following year at the same time other executives receive their awards but no later than March 31.  In the event of expiration of this Agreement by reason of your having given notice of non-renewal, you will not receive any such pro rata bonus.

d.

In the event that termination occurs under Paragraph 7 and you execute the Separation Agreement and General Release, your group medical and life insurance benefits described in Paragraph 3(a) and (d) will continue (at the same cost as during your employment) throughout any salary continuation period or until you become eligible for coverage as the result of your new employment or self-employment, whichever shall first occur.

e.

In the event of your termination by the Company without Cause or by you for Good Reason, or if the Company gives notice of nonrenewal of this Agreement pursuant to Paragraph 1 hereof, you will retain your rights under the same terms and conditions as provided for in the SERP Plan and you will continue vesting in the Plan during any period of salary continuation.

In the event the Company terminates your employment for a reason other than Cause, it will give you as much advance notice as reasonable under the circumstances, and as legally permissible, and it will discuss with you the terms and timing of an announcement, subject to its reporting and disclosure responsibilities.

The Company acknowledges that any material change in your responsibilities shall be agreed upon mutually.  In the event you believe the Company has materially changed your responsibilities without your consent, or you believe that the Company is about to materially change your responsibilities, you will so notify the Company’s Chairman of the Board of Directors and offer the Company the opportunity to promptly cure such change(s).

For purposes of this Paragraph 7, “Change in Control” shall mean (except as provided below in this definition) (i) a change in (a) the beneficial ownership at any time by an entity or individual, either directly or indirectly, of equity securities or interests of Kenneth Cole Productions, Inc., the voting power of which constitutes more than fifty percent (50%) or more of the aggregate voting power of the outstanding equity securities or interests, as the case may be, of the subject company, or (b) the membership in the Board of Directors of any such party such that more than one-half of the directors are persons whose election has not been previously recommended by the applicable pre-existing Board of Directors, or (ii) any merger, consolidation or reorganization of Kenneth Cole Productions, Inc. in which the stockholders of the subject company immediately before the transaction do not have beneficial ownership of at least fifty percent (50%) of the combined voting power of the voting securities of the surviving entity or its parent immediately after the transaction, or (iii) any sale or transfer of all or substantially all of the assets of Kenneth Cole Productions, Inc. to a purchaser or other transferee in which the stockholders of the subject company immediately before the transaction do not have beneficial ownership of  at least fifty percent (50%) of the combined voting power of the voting securities of the surviving entity or its parent immediately after the transaction.

Upon the occurrence of a Change of Control, the value of your equity in the Company and/or any new resulting entity shall be at least the same equity value you would have had if, immediately prior to the Change of Control, all of your restricted stock and stock options referenced in Paragraphs 4 and 5 and any additional shares of restricted stock and/or stock options that were the subject of other performance-based grants were immediately issued to the extent not yet issued and immediately vested with any and all restrictions on such stock having immediately lapsed.  Following a Change of Control that results in the Company’s stock (or all or substantially all of the Company’s assets) being acquired by a public company in exchange for cash or publicly traded stock (or a combination thereof), your equity will be valued as other Class A shares of the Company’s common stock are valued.  Following any other Change of Control that results in the Company’s stock no longer being publicly traded, your equity interests shall be valued in the same manner as the Class A shares of common stock (including those of Mr. Kenneth D. Cole) on a “most favored nations” basis.  In the latter case, in the event the equity is liquidated subsequent to the date of the Change of Control, the valuation shall be based on the valuation formula in effect as of the date of the Change of Control (e.g. the price per share set forth in a tender offer).

In the event you and the Company do not agree as to the value within 30 days of your equity interest, then the Company and you shall confer and select within fifteen days, at the Company’s cost, a nationally recognized valuation expert (e.g., an investment bank) who shall render a decision as to the then fair market value.  If the Company and you do not agree on such an expert then you and the

Company shall each select an expert, and the two experts so chosen shall determine a third expert to be employed.

To the extent your equity interests in the Company prior to the Change of Control were subject to vesting and/or time or performance restrictions, your equity interests in the new entity will be subject to similar restrictions consistent with the following:

(x) In the event a Change of Control results in your termination without Cause or your termination for Good Reason within 24 months of said Change of Control, Paragraph 7(b) above will apply.  In such case, if the Change of Control is the result of the Company’s stock (or all or substantially all of the Company’s assets) being acquired by a public company, all equity interests will vest immediately and any restrictions on your equity interests will lapse immediately.  Following any other Change of Control that results in the Company’s stock no longer being publicly traded, if Paragraph 7(b) applies your equity interests shall be bought out by your then-current employer under this Agreement, as valued above.

(y) In the event that you remain employed by the Company’s successor entity for more than 24 months following a Change of Control resulting from the Company’s stock (or all or substantially all of the Company’s assets) being acquired by a public company, the vesting and/or lapse of time or performance restrictions shall continue on terms consistent with the initial grants and you may exercise options and/or sell shares accordingly.  For any other Change of Control, you and the Company’s successor entity will set in good faith the terms upon which your equity interests may be exercised, sold or otherwise liquidated in the event you remain employed by the successor entity for more than 24 months following said Change of Control.

If payment or provision of any amount or benefit hereunder that is subject to Section 409A of the Internal Revenue Code of 1986, as amended (the “IRC”) at the time specified herein would subject such amount or benefit to any additional tax under Section 409A, the payment or provision of such amount or benefit shall be postponed to the earliest commencement date on which the payment or provision of such amount or benefit could be made without incurring such additional tax.

In the event that the Company anticipates entering into a transaction that may result in a Change of Control of the Company, the Company, to the extent reasonably possible, shall undertake to have all payments from the Company that would otherwise be “parachute payments” with in the meaning of Section 280G(b)(2) (“Parachute Payments”) of the IRC excluded, pursuant to the provisions of Section 280G(b)(5) of the IRC from being Parachute Payments.  Notwithstanding anything herein to the contrary, any or all Parachute Payments (the identity of any such Parachute Payment so subject to be determined by the

Company in its discretion) shall be reduced to the extent that any or all such Parachute Payments would constitute an "excess parachute payment" under Section 280G(b)(1) of the IRC, but only to the extent the after-tax value of amounts received by you after application of the above reduction would exceed the after-tax value of the Parachute Payments received by you without application of such reduction, taking into account the excise tax imposed on you pursuant to Section 4999 of the IRC.  Furthermore, in the event payments, benefits and/or distributions to you or for your benefit under this Agreement are subject to the excise tax under Section 4999 of the IRC, the Company shall make a one-time payment to you of up to $1 million, such payment not to exceed the excise tax under Section 4999 of the IRC actually paid by you.

8.

Upon any termination of employment, you agree to refrain from soliciting any employee of the Company to terminate his/her employment or from hiring any employee of the Company for a period of twenty four (24) months thereafter, except that this restriction shall not apply with respect to an executive assistant you recruit within four (4) months after the start of your employment with the Company.  Your failure to comply with the provisions of the previous sentence shall relieve the Company of any of its obligations pursuant to this Agreement; provided, however, that the Company will advise you in writing of any belief it may have of your failure to comply and provide you with an opportunity to respond before the Company takes any definitive position. You also agree to refrain from using any confidential or proprietary information obtained through your employment with the Company.  You further agree to refrain from making any statements or comments of a defamatory or disparaging nature to third parties regarding the Company or its officers, directors, personnel or products.  The Company agrees that its officers, directors and human resources executives shall not make any statements or comments of a defamatory or disparaging nature to third parties regarding you.

9.

You acknowledge and agree that the Company is only willing to enter into this Agreement (including, but not limited to, the offer of employment, recommendation to be an employee member of the Board of Directors, the compensation and benefits that you will receive during and after your employment) on the condition that you accept the post-employment restrictions set forth herein.  You acknowledge and agree that the Company’s business is very competitive and that to protect its legitimate business interests the Company expects and requires that you not compete with it for a period of time.  In this regard, you expressly agree that during your employment with the Company and during the later of: (a) any period in which you continue to receive salary payments during any Notice Period in Paragraph 6, (b) for a period of twelve (12) months following termination of your employment pursuant to Paragraph 7, or (c) for a period of twelve (12) months following termination of your employment for Cause (the "Non-Competitive Period"), you shall not, directly or indirectly, as owner, partner, joint venture, stockholder, employee, broker, agent, principal, trustee, corporate officer, director, licensor, consultant, or in any other capacity engage in or work for any business on behalf of any Competitor in which you could benefit the Competitor’s business or harm the Company’s business.  The restrictions set forth in this Paragraph do not prohibit you from owning any securities of any corporation which is engaged in such business and is publicly owned and traded but in an amount not to exceed at any one time one percent of any class of stock or securities of such corporation.  In addition, you shall not, directly or indirectly, during the Non-Competitive Period, request or cause any suppliers or customers with whom the Company or its affiliates has a business relationship to cancel or terminate any such business relationship with the Company or its affiliates.

For purposes of this Paragraph Competitor shall be defined as any Company whose primary business is the manufacture, design, sale and/or distribution of women’s, men’s or children’s apparel, footwear , handbags, or other non-luxury fashion accessories.

Confidential Information as used herein shall mean information concerning the Company that is disclosed to you or otherwise learned by you as a result of you employment by the Company that is not generally known by Competitors, including, but not limited to, such information concerning research and development, trade secrets, sales, products, services, accounts, customers, purchasers of the Company’s products, marketing, packaging, merchandising, legal, design, costing, sourcing, sales promotion, export, licensing and distribution agreements, manufacturing, finance, technology, intellectual property (patents, design patents, trademarks, trade dress, copyrights), personnel, strategies, business structures, operations, ventures, or other business affairs or plans.

If any portion of the restrictions set forth in this Paragraph should, for any reason, whatsoever, be declared invalid by a court of competent jurisdiction or by any arbitral or administrative determination, the validity or enforceability of the remainder of such restrictions shall not thereby be adversely affected, provided, however, that if you seek to take advantage of such invalidity the Company’s obligation to continue to make salary or other payments or benefits shall also cease coterminously.

You acknowledge that the Company and its affiliates conduct business throughout North, Central and South America, the Middle East, Asia, and Europe, that its sales and marketing prospects are for continued expansion.  You agree that the limitations set forth in this Paragraph are reasonable and properly required for the adequate protection of the business of the Company and its affiliates.  In the event any such limitation is deemed to be unreasonable by a court of competent jurisdiction or by any arbitral or administrative determination, you agree to the reduction of the territorial or time limitation to the area or period which such court, administrative agency or arbitrator(s) shall deem reasonable.

The existence of any claim or cause of action by you against the Company, other than one related to the Company's failure to pay you, shall not constitute a defense to the enforcement by the Company or its affiliates of the foregoing restrictive covenants, but such claim or cause of action shall be determined separately.

10.

a.

If you are terminated for Cause by the Company, you will not be eligible for any benefits under this Agreement except COBRA or as required by other law.  Termination for Cause shall be deemed to occur if the Board of Directors vote to terminate your employment for (i) willful misconduct materially injurious to the Company's interests, (ii) your willful and material breach of duty or refusal to follow a reasonable directive from the Board (after written notice within thirty days of the alleged acts constituting Cause, and after affording you a reasonable opportunity to cure, if reasonable under the circumstances), or (iii) your commission of a felony.

b.

Good Reason shall mean any of the following:  (i) a material adverse change by the Company in your duties, title, authority or responsibilities as Chief Executive Officer of the Company, except pursuant to Paragraph 6; (ii) a change in the lines of reporting such that you no longer report directly and exclusively to the Board and/or its Chairman; (iii) a reduction in your base salary or Target Bonus Award percentage; (iv) a material breach of this Agreement by the Company; (v)  any relocation of the principal location of Executive's employment more than 60 miles from the Company’s current headquarters in New York City that also results in your commuting distance from your home by more than 30 miles, (vi) the failure to elect you to the Board pursuant to Paragraph 1 hereof; or (vii) failure by the Company to obtain the assumption of this Agreement by any successor to the Company.   In the event you believe that an event giving rise to potential Good Reason has occurred, or is about to occur, you will promptly notify the Company’s Chairman and Board of Directors in writing, setting forth a reasonably detailed explanation of the reasons you believe Good Reason exists .  Thereafter , the Company will have a reasonable opportunity to cure the alleged Good Reason, to the extent curable, not to exceed thirty days.

c.

Disability shall mean your incapacity to perform your duties for a period of 180 consecutive days.

11.

Should any disagreement, claim or controversy arise between you and the Company with respect to this Agreement, the same shall be settled by arbitration in New York, New York, before a single arbitrator in accordance with the then-current national rules for resolution of employment disputes of the American Arbitration Association, except that the parties may seek equitable relief with respect to any breaches of Paragraphs 6 through 10 of this Agreement.  The award of the arbitrator with respect to a claim pursuant to this Agreement shall be enforceable in any court of competent jurisdiction and shall be binding upon the parties hereto.  The party substantially prevailing on claims brought hereunder in the opinion of the arbitrator shall be entitled to recover reasonable fees and costs associated with the arbitration.

12.

The invalidity or unenforceability of any particular provision or provisions of this Agreement shall not affect the other provisions hereof and this Agreement shall be construed in all respects as if such invalid or unenforceable provisions had been omitted.

13.

This Agreement constitutes the full and complete understanding and agreement of the parties, supersedes all prior representations, understandings and agreements as to your employment by the Company and cannot be prospectively amended, changed, modified in any respect, without the written consent of the parties, except that the Company reserves the right in its sole discretion to make prospective changes at any time to any Company plans referenced in this Agreement

14.

This Agreement shall be binding upon and shall inure to the benefit of successors and assigns of the Company and to you and your heirs/estate.

.

15.

This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without regard to its provisions as to choice of laws, except insofar as the Federal Arbitration Act may apply.

16.

You may not assign your rights or duties under this Agreement without the prior written consent of the Company, but subject to your rights under this Agreement the Company may assign this Agreement without prior notice to or consent from you.

This offer of employment is contingent upon your review and execution of all of the Company’s standard new-hire paperwork, as follows:

•

The Company Job Application

•

IRS Form W-4 (for tax withholding purposes)

•

Form I-9 (concerning legal eligibility for employment)

•

Acknowledgment of receipt of Employee Handbook and Arbitration Agreement

•

Employee Code of Conduct

We are enclosing a copy of the requisite new-hire paperwork with this Agreement.  In any event, you should familiarize yourself with it before you sign this Agreement or otherwise accept employment with us.

If the foregoing is agreeable to you, please sign both copies of this Agreement and return them to me.  A fully executed original will be returned to you.

Very truly yours,

KENNETH COLE PRODUCTIONS, INC.

/s/ Kenneth D. Cole

By: Kenneth D. Cole

Agreed to and accepted this

13th day of April, 2008

/s/ Jill Granoff

Jill Granoff