Form 10-Q
period 2008-06-30
COLE KENNETH PRODUCTIONS INC
filed 2008-08-07
CIK 921691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	August 4, 2008
Class A Common Stock ($.01 par value)	9,864,818
Class B Common Stock ($.01 par value)	8,010,497

Kenneth Cole Productions, Inc.

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$ 72,867,000	$ 90,653,000
Due from factors	21,061,000	28,132,000
Accounts receivable, net	17,398,000	19,805,000
Inventories, net	48,841,000	48,033,000
Prepaid expenses and other current assets	7,521,000	2,998,000
Deferred taxes, net	4,711,000	5,173,000
Total current assets	172,399,000	194,794,000

Property and equipment, at cost, less accumulated
depreciation and amortization	58,721,000	60,357,000

Other assets:
Intangible assets	16,503,000	14,083,000
Deferred taxes, net	26,152,000	24,660,000
Investments and other	12,118,000	14,914,000
Deferred compensation plans’ assets	44,541,000	45,729,000
Total other assets	99,314,000	99,386,000

Total Assets	$330,434,000	$354,537,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(Unaudited)

	June 30, 2008	December 31, 2007
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 37,755,000	$ 39,470,000
Other current liabilities	10,827,000	10,852,000
Deferred income	6,825,000	5,071,000
Total current liabilities	55,407,000	55,393,000

Accrued rent and other long-term liabilities	15,901,000	14,762,000
Deferred compensation plans’ liabilities	41,635,000	42,392,000

Commitments and contingencies

Shareholders’ Equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized, none outstanding
Class A Common Stock, par value $.01, 40,000,000 shares authorized; 15,709,083 and 15,604,673 issued as of June 30, 2008 and December 31, 2007, respectively	157,000	156,000
Class B Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	80,000	80,000
Additional paid-in capital	100,712,000	99,277,000
Accumulated other comprehensive (loss)/income	(206,000)	914,000
Retained earnings	237,260,000	242,108,000
	338,003,000	342,535,000
Class A Common Stock in treasury, at cost, 5,518,350 and 4,236,350 shares as of June 30, 2008 and December 31, 2007, respectively	(120,512,000)	(100,545,000)
Total Shareholders’ Equity	217,491,000	241,990,000

Total Liabilities and Shareholders’ Equity	330,434,000	$354,537,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$100,893,000	$108,337,000	$213,508,000	$228,205,000
Royalty revenue	10,258,000	10,612,000	20,140,000	20,082,000
Net revenues	111,151,000	118,949,000	233,648,000	248,287,000
Cost of goods sold	65,107,000	66,224,000	137,377,000	143,008,000
Gross profit	46,044,000	52,725,000	96,271,000	105,279,000

Selling, general and administrative expenses	49,102,000	48,906,000	98,217,000	97,127,000
Operating (loss)/income	(3,058,000)	3,819,000	(1,946,000)	8,152,000
Interest and other income, net	116,000	1,554,000	410,000	2,815,000
(Loss)/income before (benefit from)/provision for income taxes	(2,942,000)	5,373,000	(1,536,000)	10,967,000
(Benefit from)/provision for income taxes	(890,000)	2,069,000	(291,000)	4,223,000
Net (loss)/income	$ (2,052,000)	$ 3,304,000	$ (1,245,000)	$ 6,744,000

(Loss)/earnings per share:
Basic	$(0.11)	$0.16	$(0.07)	$0.33
Diluted	$(0.11)	$0.16	$(0.07)	$0.33

Dividends declared per share	$0.09	$0.18	$0.18	$0.36

Shares used to compute earnings per share:
Basic	18,583,000	20,225,000	18,954,000	20,152,000
Diluted	18,583,000	20,566,000	18,954,000	20,480,000

                       See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated Other		Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Comprehensive Income/(Loss)	Retained Earnings	Number of Shares	Amount	Total
Shareholders’ equity January 1, 2008	15,604,673	$156,000	8,010,497	$80,000	$99,277,000	$914,000	$242,108,000	(4,236,350)	$(100,545,000)	$241,990,000
Net loss							(1,245,000)			(1,245,000)
Translation adjustment for foreign currency, net of taxes of $(8,000)						62,000				62,000
Unrealized loss on available-for-sale securities, net of taxes of $(740,000)						(1,182,000)				(1,182,000)
Comprehensive loss										(2,365,000)
Stock-based compensation expense					2,647,000					2,647,000
Exercise of stock options and related tax benefits	5,000	-			65,000					65,000
Issuance of restricted stock and related tax benefits	137,529	1,000			(632,000)					(631,000)
Shares surrendered by employees to pay taxes on restricted stock	(45,830)	-			(757,000)					(757,000)
Issuance of Class A Common Stock from ESPP	7,711	-			112,000					112,000
Purchase of Class A Stock								(1,282,000)	(19,967,000)	(19,967,000)
Dividends paid on common stock							(3,603,000)			(3,603,000)
Shareholders’ equity June 30, 2008	15,709,083	$157,000	8,010,497	$80,000	$100,712,000	$(206,000)	$237,260,000	(5,518,350)	$(120,512,000)	$217,491,000

See accompanying notes to condensed consolidated financial statements

 Kenneth Cole Productions, Inc. and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

  (Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows provided by operating activities
Net (loss)/income	$(1,245,000)	$ 6,744,000
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	4,609,000	5,882,000
Provision for doubtful accounts	60,000	122,000
Benefit from deferred taxes	(290,000)	(1,654,000)
Unrealized loss from available-for-sale securities	1,182,000	730,000
Loss on investments	832,000	--
Stock-based compensation expense	2,647,000	3,594,000
Tax benefit from stock option exercises and restricted stock vestings	(875,000)	(829,000)
Changes in operating assets and liabilities:
Decrease in due from factors	7,071,000	5,186,000
Decrease in accounts receivable	2,347,000	4,060,000
Increase in inventories	(808,000)	(2,987,000)
(Increase)/decrease in prepaid expenses and other current assets	(4,279,000)	92,000
Decrease/(increase) in other assets	48,000	(5,430,000)
Decrease in accounts payable and accrued expenses	(1,215,000)	(4,813,000)
Increase/(decrease) in deferred income and other current liabilities	1,830,000	(1,100,000)
Decrease in income taxes payable	--	(2,532,000)
Increase in other long-term liabilities	382,000	6,634,000
Net cash provided by operating activities	12,296,000	13,699,000
Cash flows used in investing activities
Acquisition of property and equipment	(2,843,000)	(6,582,000)
Purchase of intangible assets	(3,050,000)	(507,000)
Purchases of marketable securities and other investments	--	(750,000)
Net cash used in investing activities	(5,893,000)	(7,839,000)
Cash flows used in financing activities
Shares surrendered by employees to pay taxes on restricted stock	(757,000)	(783,000)
Excess tax benefit from stock options	7,000	794,000
Proceeds from exercise of stock options	58,000	3,320,000
Proceeds from employee stock purchase plan	112,000	201,000
Acquisition of treasury shares	(19,967,000)	--
Dividends paid to shareholders	(3,603,000)	(7,336,000)
Net cash used in financing activities	(24,150,000)	(3,804,000)
Effect of exchange rate changes on cash	(39,000)	(30,000)
Net (decrease)/increase in cash	(17,786,000)	2,026,000
Cash and cash equivalents, beginning of period	90,653,000	105,441,000
Cash and cash equivalents, end of period	$ 72,867,000	$107,467,000
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ 26,000	$ 1,000
Income taxes, net	$ 2,836,000	$ 7,756,000

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

Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company’s consolidated Balance Sheet at December 31, 2007, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.  Certain amounts in the Company’s previous financial statements have been reclassified to conform to the 2008 presentation.

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

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant.  Stock option grants expire within 10 years and vest on a graded basis within two to five years from the date of grant.  Restricted stock unit awards generally vest on a graded basis over a three to four year period or cliff vest after three years.  During the six-month periods ended June 30, 2008 and 2007, the Company granted 841,500 and 20,000 stock options, respectively.  Also, during the six month periods ended June 30, 2008 and 2007, the Company granted 127,462 and 283,959 shares of restricted stock, respectively.  Stock options outstanding and unvested restricted stock amounted to 2,495,929 and 580,312 shares, respectively, as of June 30, 2008.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.  Stock-Based Compensation (continued)

The following table summarizes the components of stock-based compensation expense for the three and six months ended June 30, 2008 and 2007, all of which is included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007
Stock options	$ 204,000	$ 534,000	$ 360,000	$ 923,000
Restricted stock units and employee stock purchase plan	1,484,000	1,744,000	2,208,000	2,671,000
Total stock-based compensation expense	$1,688,000	$2,278,000	$2,568,000	$3,594,000

The fair value of stock options was estimated using the Black-Scholes option-pricing model.  The following table summarizes the assumptions used to compute the weighted-average fair value of stock option grants for the three and six months ended June 30, 2008 and 2007:

	2008 (1)	2007 (1)
Weighted-average volatility	38.4%	47.9%
Risk-free interest rate	4.0% to 4.1%	4.8%
Weighted-average dividend yield	2.4%	3.0%
Expected term	4-9 years	9 years
____________

(1)  No stock options were granted in the first quarter.

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

As of June 30, 2008, approximately $12.2 million of unrecognized stock compensation expense related to unvested awards, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.4 years.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.”  Basic earnings per share are calculated by dividing net (loss)/income by weighted-average common shares outstanding.  Diluted earnings per share are calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities under the Company’s stock incentive plans.  Dilutive securities, which include stock options and restricted stock, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted-average shares outstanding for the period.  Basic and diluted (loss)/earnings per common share consist of the following:

                                                                              Three Months Ended                     Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Weighted-average common
shares outstanding	18,583,000	20,225,000	18,954,000	20,152,000
Effect of dilutive securities:
Restricted stock & employee stock purchase plan	--	147,000	--	128,000
Stock options	--	194,000	--	200,000
Weighted-average common
shares outstanding and common
share equivalents	18,583,000	20,566,000	18,954,000	20,480,000

All stock options and restricted stock outstanding as of June 30, 2008 have not been included in the diluted per share calculation as the Company has recorded a net loss for the three and six months ended June 30, 2008 and the impact would be antidilutive.  Stock options outstanding as of June 30, 2007, in an aggregate amount of 721,000 have not been included in the diluted per share calculations since their effect would be antidilutive.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.

Investments

The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value may not be recoverable within a reasonable period of time.  The fair value of the Company’s auction rate securities is determined from third-party investment statements.  The primary variables used in determining fair value include risk premium, estimated redemption date and investment coupon rate.  In the Company’s evaluation of its investments in 2008, it considered its ability and intent to hold the investment until the market price recovers, the reasons for the decline in fair value, the duration of the decline in fair value and expected future performance.  Based on this evaluation, the Company recorded a loss of $0.8 million on its marketable securities, specifically auction rate securities, and determined that declines on its other investments were not other-than-temporary.  The following table presents gross unrealized losses on, and estimated fair value of the Company’s long-term investments as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007

	Estimated Fair Value	Unrealized Gains/(Losses)	Estimated Fair Value	Unrealized Gains/(Losses)

Marketable Securities	$ 7,473,000	--	$ 8,305,000	--
Other Investments	$ 2,726,000	$(2,612,000)	$ 4,648,000	$(690,000)
Total	$10,199,000	$(2,612,000)	$12,953,000	$(690,000)

5.

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

	Fair Value at June 30, 2008	Hierarchy
Marketable securities	$7,473,000	Level 2
Investments	$2,726,000	Level 1
Deferred compensation plans’ assets	$38,233,000	Level 2

A Level 1 hierarchy represents a fair value that is derived from unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  A Level 2 hierarchy represents a fair value that is derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  The Company recorded a $0.2 and $0.8 million writedown in its marketable securities, specifically auction rate securities, within Interest and other income, net in the Condensed Consolidated Statements of Operations during the three and six-month periods ended June 30, 2008, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.

Comprehensive (Loss)/Income

Comprehensive (loss)/income is comprised of net (loss)/income, the effect of foreign currency translation and changes in unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three- and six-month periods ended June 30, 2008 amounted to $2,667,000 and $2,365,000, respectively.  Comprehensive income for the three- and six-month periods ended June 30, 2007 amounted to $2,403,000 and $6,342,000, respectively.

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

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.

Segment Information (continued)

Financial information of the Company’s reportable segments is as follows (in thousands):

		Three Months Ended				Six Months Ended
			June 30, 2008				June 30, 2008
	Consumer					Consumer
Wholesale		Direct	Licensing	Totals	Wholesale	Direct	Licensing	Totals
Revenue from external customers	57,934	42,959	10,258	111,151	132,031	81,477	20,140	233,648
Intersegment revenues	10,622			10,622	20,502			20,502
Segment (loss)/income (1)	(3,897)	(2,760)	7,539	882	(1,323)	(8,631)	15,033	5,079
Segment assets (2)					216,564	52,267	61,603	330,434

		Three Months Ended				Six Months Ended
			June 30, 2007				June 30, 2007
	Consumer					Consumer
Wholesale		Direct	Licensing	Totals	Wholesale	Direct	Licensing	Totals
Revenue from external customers	67,117	41,220	10,612	118,949	150,061	78,144	20,082	248,287
Intersegment revenues	6,565			6,565	13,169			13,169
Segment income/(loss) (1)	3,294	(2,423)	8,836	9,707	12,837	(10,375)	15,988	18,450
Segment assets (2)					261,514	60,711	42,022	364,247

_________________

(1)

Before unallocated corporate overhead, stock-based compensation expense and income taxes.

(2)

The Wholesale segment includes corporate assets.

The reconciliation of the Company’s reportable segment revenues and (loss)/income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues
Revenues for external customers	$111,151	$118,949	$233,648	$248,287
Intersegment revenues (1)	10,622	6,565	20,502	13,169
Elimination of intersegment revenues	(10,622)	(6,565)	(20,502)	(13,169)
Total consolidated revenues	$111,151	$118,949	$233,648	$248,287

(Loss)/Income
Total income for reportable segments (1)	$ 882	$ 9,707	$ 5,079	$18,450
Elimination of stock-based compensation expense and unallocated overhead	(3,824)	(4,334)	(6,615)	(7,483)
Total (loss)/income before income taxes	$ (2,942)	$ 5,373	$ (1,536)	$10,967
_____________________

(1)

Before unallocated corporate overhead, stock-based compensation expense and income taxes.

Revenues from international customers were approximately 3.0% and 2.2% of the Company’s consolidated revenues for the three months ended June 30, 2008 and 2007, respectively, and approximately 3.7% and 2.5% of the Company's consolidated revenues for the six months ended June 30, 2008 and 2007, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.

Related Party Transactions

The Company has an exclusive license agreement with Iconix Brand Group, Inc. and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with the manufacture, sale and distribution of women’s, men’s and children’s footwear in certain territories.  The Chief Executive Officer and Chairman of Iconix is the brother of the Company’s Chairman and Chief Creative Officer.  The term of the agreement is through December 31, 2010.  Management believes that the license agreement with Iconix was entered into at arm’s-length.  During these periods, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $284,000 and $573,000 in aggregate royalty and advertising expense under the agreement for the three- and six-month periods ended June 30, 2008, respectively.  The Company recorded approximately $240,000 and $511,000 in aggregate royalty and advertising expense under the agreement for the three- and six-month periods ended June 30, 2007, respectively.

The Company recorded expenses of approximately $91,000 and $266,000 for the three and six months ended June 30, 2008, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company’s Chairman and Chief Creative Officer.  During the three and six months ended June 30, 2007, the Company recorded expenses of approximately $114,000 and $229,000, respectively, for hire and use of aircraft partially owned by Emack LLC.  Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

9.

Common Stock Repurchase

During the three months ended June 30, 2008, the Company repurchased 868,600 of its shares at an aggregate price of $13,167,000.  During the six months ended June 30, 2008, the Company repurchased 1,282,000 of its shares at an aggregate price of $19,967,000.

10.

Intangible Asset Purchase

In September 2007, the Company acquired the Le Tigre trademark and other intellectual property associated with the Le Tigre brand from Le Tigre, LLC (the “Seller”).  The Company paid the Seller $13 million and will potentially make additional payments of up to $12 million to the Seller based upon the achievement of performance targets.

On May 19, 2008, the Company amended the Asset Purchase Agreement (the “Amendment”) it had previously entered into with the Seller.  Upon the mutual execution of the Amendment, the Company paid the Seller $2.5 million for achieving one of the performance targets in the Amendment.  Management allocated the majority of the $2.5 million paid to the trademark and a nominal amount to other intellectual property.  Any additional payments will be recorded as an increase primarily to the trademark.

11.

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

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.

New Accounting Pronouncements (continued)

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R “Business Combinations” (“SFAS 141R”) and other applicable accounting literature.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date.  The Company is currently evaluating the impact of FSP 142-3 on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement will be effective sixty days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the impact of SFAS 162 on the Company’s consolidated financial statements.

12.  Subsequent Event

On July 23, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share payable on September 10, 2008, which will be paid to shareholders of record at the close of business on August 21, 2008.

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

The Company markets its products to approximately 6,000 department and specialty store locations, as well as through its Consumer Direct business, which includes full-priced retail stores, Company Stores and e-commerce.  The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men’s, women’s and children’s footwear, handbags, apparel and accessories), prices (from “better” to “moderate”) and styling.  The Company believes the diversity of its product mix provides balance to its overall product sales and business planning and increases sales opportunities to Wholesale customers who do not carry the Company’s full range of products.

The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements.  The Company offers, through these agreements, a lifestyle collection of men’s product categories, including tailored clothing, dress shirts, dress pants, neckwear, business cases, jewelry, belts, leather and fabric outerwear, cold-weather accessories, sunglasses, prescription eyewear, watches, fragrance, luggage, loungewear, hosiery and small leather goods.  In addition, men’s sportswear, which was formerly offered pursuant to a license agreement, is being sold, marketed and distributed by the Company directly.  Women’s product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, hosiery, loungewear, leather and fabric outerwear, sunglasses, prescription eyewear, watches, jewelry, fragrance, swimwear and luggage.  In addition, the Company licenses its children’s apparel further broadening the branded lifestyle collection.

The Company recorded net revenues of $111.2 million for the three months ended June 30, 2008.  Diluted earnings per share decreased to $(0.11) for the three months ended June 30, 2008 from $0.16 for the three months ended June 30, 2007.  As of June 30, 2008, the Company had $72.9 million in cash and cash equivalents with no debt.  In addition, the Company has a five-year $100 million committed Revolving Credit Facility and will pay a quarterly cash dividend of $0.09 per share on September 10, 2008, which will be paid to shareholders of record at the close of business on August 21, 2008.

Results of Operations

The following table sets forth the Company’s Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of net revenues for the three and six months ended June 30, 2008 and June 30, 2007.

Three Months Ended

Six Months Ended

June 30,

June 30,

	2008		2007		2008		2007
Net sales	$100,893	90.8%	$108,337	91.1%	$213,508	91.4%	$228,205	91.9%
Royalty revenue	10,258	9.2	10,612	8.9	20,140	8.6	20,082	8.1
Net revenues	111,151	100.0	118,949	100.0	233,648	100.0	248,287	100.0
Gross profit (1)	46,044	41.4	52,725	44.3	96,271	41.2	105,279	42.4
Selling, general and administrative expenses	49,102	44.2	48,906	41.1	98,217	42.0	97,127	39.1
Operating (loss)/income	(3,058)	(2.7)	3,819	3.2	(1,946)	(0.8)	8,152	3.3
Interest and other income, net	116	0.1	1,554	1.3	410	0.2	2,815	1.1
(Loss)/income before income taxes	(2,942)	(2.6)	5,373	4.5	(1,536)	(0.6)	10,967	4.4
Income tax (benefit)/expense	(890)	(0.8)	2,069	1.7	(291)	(0.1)	4,223	1.7
Net (loss)/income	$ (2,052)	(1.8)%	$ 3,304	2.8%	$ (1,245)	(0.5)%	$ 6,744	2.7%

_________________

(1)

Gross Profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and others entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

REVENUES:  Net revenues decreased $7.7 million, or 6.6%, to $111.2 million for the three months ended June 30, 2008 from $118.9 million for the three months ended June 30, 2007.  The decrease in revenues occurred in the Company’s Wholesale and Licensing segments as further described below in the section entitled “NET SALES.”

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) decreased $9.2 million, or 13.7%, to $57.9 million, for the three months ended June 30, 2008 from $67.1 million for the three months ended June 30, 2007.  The decrease was primarily attributable to a decline in sales across the Company’s branded footwear businesses, offset by incremental sales from the Company’s in-house launch of its men’s sportswear collections previously licensed and a 10.8% increase in the Company’s handbag businesses.  The challenging retail environment and continued stress in the macro-economic marketplace, particularly the department store channel, resulted in declines in most of the Company’s Wholesale businesses.

Net sales in the Company’s Consumer Direct segment increased $1.8 million, or 4.2%, to $43.0 million for the three months ended June 30, 2008, from $41.2 million for the three months ended June 30, 2007.  Comparable store sales increased 1.3%, or $0.5 million, while sales related to new stores opened in 2008, and that portion of 2008 sales for stores not open for all of 2007, increased by $1.0 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  Comparable stores are defined as new stores that are open for longer than thirteen months.  A store that stops operations is included in the comparable sales calculation through the date of closing.  The Company closed one full-priced retail store, while continuing its expansion in Company Stores by opening five stores during the three months ended June 30, 2008. As the Company has increased the amount of specific “made for Company Store” product and focused merchandising on key assortments, sales have improved at its Company Store locations.  In its full-priced retail stores, the Company standardized assortments and modified price points to align the price-value relationship of the Company’s brands, which the Company believes resulted in improved operating performance as the quarter progressed.  The Company continues to review its real estate portfolio for both its full-priced retail and Company Stores.

LICENSING REVENUE:  Royalty revenue decreased $0.3 million, or 3.3%, to $10.3 million for the three months ended June 30, 2008 from $10.6 million for the three months ended June 30, 2007.  The decrease in licensing revenues was primarily attributable to a reduction in sportswear royalties from an amendment to the Company’s licensing agreement relating to its men’s sportswear businesses that terminated December 31, 2007 offset by incremental royalties received from existing licensees and the launch of the Le Tigre brand.  As mentioned in the section entitled “Net Sales,” the Company has begun shipping men’s sportswear, effectively transitioning the licensing model to an in-house operation.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, decreased to 41.4% for the three months ended June 30, 2008 from 44.3% for the three months ended June 30, 2007.  The decrease, as a percentage of net revenues, was primarily the result of a decrease in the Wholesale and Consumer Direct segment margins, partially offset by the sales and revenue mix shifting to Consumer Direct and Licensing as a percentage of total sales.  The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had increased revenues as a percentage of net revenues of 38.7% for the three months ended June 30, 2008 compared to 34.7% for the three months ended June 30, 2007, while the Wholesale segment revenues as a percentage of net revenues decreased to 52.1% for the three months ended June 30, 2008 from 56.4% for the three months ended June 30, 2007.  The decrease in the Wholesale segment margins was primarily due to soft sell-thrus and higher dilution from a promotional department store environment.  The revenues in the Licensing segment, which carries no cost of goods sold, increased as a percentage of revenue to 9.2% for the three months ended June 30, 2008 compared to 8.9% for the three months ended June 30, 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  Selling, general and administrative (“SG&A”) expenses, including warehousing and receiving expenses, increased $0.2 million to $49.1 million for the three months ended June 30, 2008 from $48.9 million for the three months ended June 30, 2007.  The increase in SG&A expenses was primarily attributable to the Company’s investment in the development of men’s sportswear offset by a reduction in variable expenses from sales declines within the Wholesale segment.  In addition, the Consumer Direct segment, which carries a higher SG&A expense level then the Wholesale and Licensing segments, represented a greater portion of revenues compared to the prior period.  As a result, the Company lost leverage as SG&A expenses, as a percentage of net revenues, increased to 44.2% for the three months ended June 30, 2008 from 41.1% for the three months ended June 30, 2007.

INTEREST AND OTHER INCOME:  Interest and other income decreased $1.5 million, or 92.5%, to approximately $0.1 million for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily due to lower average cash balances and rates of return on investments as well as a writedown to certain of the Company’s marketable securities of $0.2 million.

The Company has an investment in one of its licensees which is currently $3.2 million below cost.  The unrealized loss for the investment has been recorded in the Condensed Consolidated Statement of Changes in Shareholders’ Equity as it has been evaluated to be temporary.  The Company will continue to review the investment in subsequent periods to determine if an other-than-temporary impairment exists.

INCOME TAXES:  The Company’s effective tax rate decreased to (30.3)% for the three months ended June 30, 2008 from 38.5% for the three months ended June 30, 2007.  The decrease in the Company’s tax rate is a result of the tax benefit from the Company’s net loss offset by the impact of interest and penalties on income tax reserves.

NET (LOSS)/INCOME:  As a result of the foregoing, the Company recorded a net loss of $2.1 million for the three months ended June 30, 2008 ((1.8)% of net revenues) compared to net income of $3.3 million (2.8% of net revenues) for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

REVENUES:  Net revenues decreased $14.7 million, or 5.9%, to $233.6 million for the six months ended June 30, 2008 from $248.3 million for the six months ended June 30, 2007.  The decrease in revenues occurred in the Company’s Wholesale segment as further described below in the section entitled “NET SALES.”

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) decreased $18.1 million, or 12.0%, to $132.0 million, for the six months ended June 30, 2008 from $150.1 million for the six months ended June 30, 2007.  The decrease is primarily due to a decline in sales across the Company’s branded footwear businesses, offset by incremental sales from the Company’s in-house launch of its men’s sportswear collections previously licensed and a 9.9% increase in the Company’s handbag businesses.  The challenging retail environment and continued stress in the macro-economic marketplace, as well as generally softer sell-thrus compared to the prior year, resulted in declines in most of the Company’s Wholesale businesses.

Net sales in the Company’s Consumer Direct segment increased $3.4 million, or 4.3%, to $81.5 million for the six months ended June 30, 2008, from $78.1 million for the six months ended June 30, 2007.  Comparable store sales increased 2.3%, or $1.6 million, while sales related to new stores opened in 2008, and that portion of 2008 sales for stores not open for all of 2007, increased by $0.7 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Comparable stores are defined as new stores that are open for longer than thirteen months.  A store that stops operations is included in the comparable sales calculation through the date of closing.  The Company opened two full-priced retail stores and closed eight, while continuing its expansion in Company Stores by opening six stores during the six months ended June 30, 2008.  As the Company has increased the amount of specific “made for Company Store” product and focused merchandising on key assortments, sales have improved at its Company Store locations.  In its full-priced retail stores, the Company standardized assortments and modified price points to align the price-value relationship of the Company’s brands, which the Company believes resulted in improved operating performance.  The Company continues to review its real estate portfolio for both its full-priced retail and Company stores.

LICENSING REVENUE:  Royalty revenue remained flat at $20.1 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.  Incremental royalties received from existing licensees and the launch of the Le Tigre brand were offset by a decrease in licensing revenues attributable to a reduction in sportswear royalties from an amendment to the Company’s licensing agreement relating to its men’s sportswear businesses that terminated December 31, 2007.  As mentioned in the section entitled “Net Sales,” the Company has begun shipping men’s sportswear, effectively transitioning the licensing model to an in-house operation.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, decreased to 41.2% for the six months ended June 30, 2008 from 42.4% for the six months ended June 30, 2007.  The decrease, as a percentage of net revenues, was primarily the result of a decrease in the Wholesale and Consumer Direct segment margins, partially offset by the sales and revenue mix shifting to Consumer Direct and Licensing as a percentage of total sales.  The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had increased revenues as a percentage of net revenues of 34.9% for the six months ended June 30, 2008 compared to 31.5% for the six months ended June 30, 2007, while the Wholesale segment revenues as a percentage of net revenues decreased to 56.5% for the six months ended June 30, 2008 from 60.4% for the six months ended June 30, 2007.  The decrease in the Wholesale segment margins was primarily due to soft sell-thrus and higher dilution from a promotional department store environment.  The revenues in the Licensing segment, which carries no cost of goods sold, increased as a percentage of revenue to 8.6% for the six months ended June 30, 2008 compared to 8.1% for the six months ended June 30, 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  SG&A expenses, including warehousing and receiving expenses, increased $1.1 million to $98.2 million for the six months ended June 30, 2008 from $97.1 million for the six months ended June 30, 2007.  The increase in SG&A expenses was primarily attributable to the Company’s investment in the development of men’s sportswear and marketing expenses associated with the Company’s twenty-fifth anniversary campaign, offset by a reduction in variable expenses from sales declines within the Wholesale segment.  As a percentage of net revenues, SG&A expenses increased to 42.0% for the six months ended June 30, 2008 from 39.1% for the six months ended June 30, 2007 from the additional costs mentioned above, loss of leverage on the decrease in Wholesale sales and the greater portion of revenues from the Consumer Direct segment which carries a higher SG&A expense level than the Wholesale and Licensing segments.

INTEREST AND OTHER INCOME:  Interest and other income decreased $2.4 million, or 85.4%, to approximately $0.4 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, primarily due to lower average cash balance and rates of return on investments as well as a writedown to certain of the Company’s marketable securities of $0.8 million.

The Company has an investment in one of its licensees which is currently $3.2 million below cost.  The unrealized loss for the investment has been recorded in the Condensed Consolidated Statement of Changes in Shareholders’ Equity as it has been evaluated to be temporary.  The Company will continue to review the investment in subsequent periods to determine if an other-than-temporary impairment exists.

INCOME TAXES:  The Company’s effective tax rate decreased to (18.9)% for the six months ended June 30, 2008 from 38.5% for the three months ended June 30, 2007.  The decrease in the Company’s tax rate is a result of the tax benefit from the Company’s net loss offset by the impact of interest and penalties on income tax reserves.

NET (LOSS)/INCOME:  As a result of the foregoing, the Company recorded a net loss of $1.2 million for the six months ended June 30, 2008 ((0.5)% of net revenues) compared to net income of $6.7 million (2.7% of net revenues) for the six months ended June 30, 2007.

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

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other

Intangible Assets” (“SFAS 142”).  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R “Business Combinations” (“SFAS 141R”) and other applicable accounting literature.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date.  The Company is currently evaluating the impact of FSP 142-3 on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement will be effective sixty days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the impact of SFAS 162 on the Company’s consolidated financial statements.

Related Party Transactions

The Company has an exclusive license agreement with Iconix Brand Group, Inc. and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with the manufacture, sale and distribution of women’s, men’s and children’s footwear in certain territories.  The Chief Executive Officer and Chairman of Iconix is the brother of the Company’s Chairman and Chief Creative Officer.  The term of the agreement is through December 31, 2010.  Management believes that the license agreement with Iconix was entered into at arm’s-length.  During these periods, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $284,000 and $573,000 in aggregate royalty and advertising expense under the agreement for the three- and six-month periods ended June 30, 2008, respectively.  The Company recorded approximately $240,000 and $511,000 in aggregate royalty and advertising expense under the agreement for the three- and six-month periods ended June 30, 2007, respectively.

The Company recorded expenses of approximately $91,000 and $266,000 for the three and six months ended June 30, 2008, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company’s Chairman and Chief Creative Officer.  During the three and six months ended June 30, 2007, the Company recorded expenses of approximately $114,000 and $229,000, respectively, for hire and use of aircraft partially owned by Emack LLC. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Liquidity and Capital Resources

The Company uses cash from operations as the primary source of financing for its capital expenditures, seasonal requirements and paying its quarterly dividends.  Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers, and the level of accounts receivable and due from factors balances.  At June 30, 2008 and December 31, 2007 working capital was $117.0 million and $139.4 million, respectively.

Cash provided by operating activities was $12.3 million for the six months ended June 30, 2008, compared to $13.7 million for the six months ended June 30, 2007.  The decrease in cash flows provided by operations is primarily attributable to a decrease in net income and the timings of receivables and payables.

Net cash used in investing activities totaled $5.9 million for the six months ended June 30, 2008 compared to $7.8 million for the six months ended June 30, 2007.  The decrease was primarily attributable to a $3.7 million decrease in capital expenditures during the six months ended June 30, 2008 compared to June 30, 2007.  Included in capital expenditures for the six months ended June 30, 2008 and 2007 were approximately $2.4 million and $2.6 million, respectively, for amounts associated with furniture, fixtures and leasehold improvements for retail store expansion and $3.0 million in costs for the implementation of the SAP retail and POS systems in 2007.  The Company also made payments of $3.1 million for intangible assets, of which $2.5 million is related to achieving one of the performance targets within the Le Tigre Asset Purchase Agreement Amendment, during the six months ended June 30, 2008 compared to $0.5 million during the six months ended June 30, 2007.  In addition, the Company did not purchase any marketable securities during the six months ended June 30, 2008, compared to $0.8 million in 2007.

Net cash used in financing activities was $24.2 million for the six months ended June 30, 2008 compared to $3.8 million for the six months ended June 30, 2007.  The increase was primarily attributable to $20.0 million used to repurchase 1,282,000 treasury shares during the six months ended June 30, 2008 as compared to no repurchases during the six months ended June 30, 2007.  The Company also paid dividends of $3.6 million during the six months ended June 30, 2008 compared to $7.3 million during the six months ended June 30, 2007.  In addition, the Company had received proceeds of $0.1 million during the six months ended June 30, 2008 related to stock option exercises as compared to $3.3 million received during the three months ended June 30, 2007.

The Company has a Revolving Credit Facility with various lenders, which provides up to $100.0 million to finance working capital requirements and letters of credit to finance the Company's inventory purchases.  During the six months ended June 30, 2008, the Company did not borrow under the Revolving Credit Facility.  Amounts available under the Revolving Credit Facility were reduced by $5.8 million of standby and open letters of credit.

The Company believes that it will be able to satisfy its current expected cash requirements for 2008, including requirements for its in-house sportswear infrastructure, enhanced information systems, store expansions and the payments of its quarterly cash dividend, primarily with cash flow from operations and cash on hand.  The Company did not have any off-balance sheet arrangements as of June 30, 2008.

The foregoing commentary should be considered to fall within the coverage of the “Safe Harbor Statement” under the Private Securities Litigation reform Act of 1995 included in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has marketable securities that contain “triple A” rated auction rate debt obligations and a preferred share close end fund that are substantially all insured.  All of the Company’s auction rate securities have failed at auction as a result of illiquidity and imbalance in order flow within the market.  A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral; however, parties wishing to sell securities could not do so.  Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities.  If these auctions continue to fail, it could result in the Company holding securities beyond their next scheduled auction reset dates and will limit the liquidity of these investments.  Based on the Company’s expected operating cash flows, and other sources and uses of cash, the Company does not anticipate that the lack of liquidity on these investments will affect its ability to execute its current business plan.

The Company is exposed to currency exchange rate risks with respect to its inventory transactions denominated in Euro.  Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates.  The Company manages these risks by utilizing foreign exchange contracts.  The Company does not enter into foreign currency transactions for speculative purposes.

At June 30, 2008, the Company had no forward contracts outstanding.  The Company’s earnings may also be affected by changes in short-term interest rates as a result of borrowings that may be made under its credit facilities.  A two or less percentage point increase in interest rates affecting the Company’s credit facilities would not have had a material effect on the Company’s net income.

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

Part II - OTHER INFORMATION

Item 1.

  Legal Proceedings.  There have been no material changes during the quarterly period ended June 30, 2008 from the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and within the Company’s Form 10-Q for the quarterly period ended March 31, 2008.

Item 1A.  Risk Factors.  There have been no material changes during the quarterly period ended June 30, 2008 from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2008, the Company repurchased 868,600 shares of its own stock, as presented in the following table:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 2008	182,100	$17.00	182,100	4,096,500
May 2008	347,700	$15.44	347,700	3,748,800
June 2008	338,800	$13.88	338,800	3,410,000
Total	868,600	$15.16	868,800	3,410,000

(1) As of December 31, 2007, the remaining amount of shares that could be repurchased was 692,000.  On March 3, 2008, the Company’s Board of Directors increased the authorization for the Company’s stock buyback plan by 4,000,000 shares to 4,692,000 shares available for repurchase.  As of June 30, 2008, the remaining amount of shares that could be repurchased was 3,410,000.

Item 3.

Defaults Upon Senior Securities.  None

Item 4.

Submission of Matters to a Vote of Security Holders.

(a)

Kenneth Cole Productions, Inc.’s Annual Meeting of Shareholders was held on May 29, 2008.

(b)

Election of Directors – All nominees were elected through proxies solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.  There was no solicitation in opposition to management’s nominees as listed in the Proxy Statement, and each of the nominees was elected to hold office until the next Annual Meeting of Shareholders.

(c) Matters voted on at the Annual Meeting of Shareholders included: (i) the election of directors and (ii) the ratification of the selection of the Independent Registered Public Accounting Firm for the 2008 fiscal year.

(i)  Election of directors:

	FOR	AGAINST/ABSTAIN	BROKER NON-VOTE
Kenneth D. Cole	89,518,976	403,350	0
Martin E. Franklin	83,546,091	6,376,235	0
Jill Granoff	89,580,318	342,008	0
Robert C. Grayson	9,073,761	743,595	0
Denis F. Kelly	9,077,954	739,402	0
Philip R. Peller	89,210,159	712,167	0

Holders of 9,817,356 shares of Class A Common Stock, and 8,010,497 shares of Class B Common Stock, constituting approximately 94.8% of the shares entitled to vote, were present in person or by proxy at the Annual Meeting of Shareholders.  Each record holder of Class A Common Stock is entitled to one vote per share, and each record holder of Class B Common Stock is entitled to 10 votes per share.  Holders of Class A Common Stock voted separately to elect Robert C. Grayson and Denis F. Kelly.

(ii)  Ratification of the Company’s Independent Registered Public Accounting Firm:

With regard to the ratification of the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm, the results were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
88,545,140	1,373,546	3,639	0

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

August 7, 2008

/s/ DAVID P. EDELMAN

David P. Edelman

Chief Financial Officer

                                                                                                                                                   Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Jill Granoff, certify that:

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

By:

/s/ JILL GRANOFF

--------------------------------------

Jill Granoff

Chief Executive Officer

Date:  August 7, 2008

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

Date:  August 7, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jill Granoff, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JILL GRANOFF

Jill Granoff
Chief Executive Officer
Kenneth Cole Productions, Inc
August 7, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David P. Edelman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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
August 7, 2008