Form 10-Q
period 2008-09-30
COLE KENNETH PRODUCTIONS INC
filed 2008-11-10
CIK 921691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	November 4, 2008
Class A Common Stock ($.01 par value)	9,871,122
Class B Common Stock ($.01 par value)	8,010,497

Kenneth Cole Productions, Inc.

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$ 50,992,000	$ 90,653,000
Due from factors	34,542,000	28,132,000
Accounts receivable, net	21,406,000	19,805,000
Inventories, net	56,462,000	48,033,000
Prepaid expenses and other current assets	5,899,000	4,353,000
Deferred taxes, net	4,980,000	5,173,000
Total current assets	174,281,000	196,149,000

Property and equipment, at cost, less accumulated
depreciation and amortization	58,917,000	60,357,000

Other assets:
Intangible assets, net	16,763,000	14,083,000
Deferred taxes, net	25,824,000	24,660,000
Investments and other	12,307,000	14,914,000
Deferred compensation plans’ assets	43,047,000	45,729,000
Total other assets	97,941,000	99,386,000

Total Assets	$331,139,000	$355,892,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(Unaudited)

	September 30, 2008	December 31, 2007
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 44,338,000	$ 39,470,000
Other current liabilities	9,395,000	10,852,000
Deferred income	6,374,000	5,071,000
Income taxes payable	1,394,000	1,355,000
Total current liabilities	61,501,000	56,748,000

Accrued rent and other long-term liabilities	16,354,000	14,762,000
Deferred compensation plans’ liabilities	40,244,000	42,392,000

Commitments and contingencies

Shareholders’ Equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized, none outstanding	-	-
Class A Common Stock, par value $.01, 40,000,000 shares authorized; 15,720,768 and 15,604,673 issued as of September 30, 2008 and December 31, 2007, respectively	157,000	156,000
Class B Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	80,000	80,000
Additional paid-in capital	101,914,000	99,277,000
Accumulated other comprehensive income	1,717,000	914,000
Retained earnings	234,093,000	242,108,000
	337,961,000	342,535,000
Class A Common Stock in treasury, at cost, 5,855,550 and 4,236,350 shares as of September 30, 2008 and December 31, 2007, respectively	(124,921,000)	(100,545,000)
Total Shareholders’ Equity	213,040,000	241,990,000

Total Liabilities and Shareholders’ Equity	$331,139,000	$355,892,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$120,161,000	$118,644,000	$333,669,000	$346,849,000
Royalty revenue	11,947,000	11,669,000	32,087,000	31,751,000
Net revenues	132,108,000	130,313,000	365,756,000	378,600,000
Cost of goods sold	77,757,000	72,462,000	215,134,000	215,470,000
Gross profit	54,351,000	57,851,000	150,622,000	163,130,000

Selling, general and administrative expenses	51,896,000	53,794,000	150,113,000	150,921,000
Operating income	2,455,000	4,057,000	509,000	12,209,000
Interest and other (expense)/income, net	(2,887,000)	1,525,000	(2,477,000)	4,340,000
(Loss)/income before provision for income taxes	(432,000)	5,582,000	(1,968,000)	16,549,000
Provision for income taxes	1,122,000	2,149,000	831,000	6,372,000
Net (loss)/income	$ (1,554,000)	$ 3,433,000	$ (2,799,000)	$ 10,177,000

(Loss)/earnings per share:
Basic	$(0.09)	$0.17	$(0.15)	$0.50
Diluted	$(0.09)	$0.17	$(0.15)	$0.50

Dividends declared per share	$0.09	$0.18	$0.27	$0.54

Shares used to compute (loss)/earnings per share:
Basic	17,903,000	20,213,000	18,604,000	20,172,000
Diluted	17,903,000	20,431,000	18,604,000	20,464,000

                       See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated Other		Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Retained Earnings	Number of Shares	Amount	Total
Shareholders’ equity January 1, 2008	15,604,673	$156,000	8,010,497	$80,000	$99,277,000	$914,000	$242,108,000	(4,236,350)	$(100,545,000)	$241,990,000
Net loss							(2,799,000)			(2,799,000)
Translation adjustment for foreign currency, net of taxes of $(183,000)						(249,000)				(249,000)
Forward contracts, net of taxes of $(16,000)						(25,000)				(25,000)
Unrealized gain on available-for-sale securities, net of reclassification adjustment, net of taxes of $114,000						1,077,000				1,077,000
Comprehensive loss										(1,996,000)
Stock-based compensation expense					3,824,000					3,824,000
Exercise of stock options and related tax benefits	5,400	-			71,000					71,000
Issuance of restricted stock and related tax benefits	144,650	1,000			(653,000)					(652,000)
Shares surrendered by employees to pay taxes on restricted stock	(46,912)	-			(774,000)					(774,000)
Issuance of Class A Common Stock from ESPP	12,957	-			169,000					169,000
Purchase of Class A Stock								(1,619,200)	(24,376,000)	(24,376,000)
Dividends paid on common stock							(5,216,000)			(5,216,000)
Shareholders’ equity September 30, 2008	15,720,768	$157,000	8,010,497	$80,000	$101,914,000	$1,717,000	$234,093,000	(5,855,550)	$(124,921,000)	$213,040,000

See accompanying notes to condensed consolidated financial statements.

 Kenneth Cole Productions, Inc. and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

  (Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows (used in)/provided by operating activities
Net (loss)/income	$ (2,799,000)	$ 10,177,000
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	6,892,000	8,853,000
Provision for doubtful accounts	250,000	183,000
Benefit from deferred taxes	(971,000)	(3,550,000)
Unrealized (gain)/loss from available-for-sale securities	(296,000)	1,252,000
Loss on investments	4,114,000	--
Stock-based compensation expense	3,745,000	5,446,000
Tax benefit from stock option exercises and restricted stock vestings	(917,000)	(2,101,000)
Changes in operating assets and liabilities:
Increase in due from factors	(6,410,000)	(6,656,000)
(Increase)/decrease in accounts receivable	(1,851,000)	8,015,000
Increase in inventories	(8,454,000)	(9,931,000)
Increase in prepaid expenses and other current assets	(1,281,000)	(474,000)
Decrease/(increase) in other assets	2,549,000	(7,486,000)
Increase in accounts payable and accrued expenses	5,368,000	102,000
(Decrease)/increase in deferred income and other current liabilities	(278,000)	2,691,000
Increase/(decrease) in income taxes payable	39,000	(1,260,000)
(Decrease)/increase in other long-term liabilities	(556,000)	8,323,000
Net cash (used in)/provided by operating activities	(856,000)	13,584,000
Cash flows used in investing activities
Acquisition of property and equipment	(5,246,000)	(8,440,000)
Purchase of intangible assets	(3,387,000)	(13,610,000)
Proceeds from sale of marketable securities	--	8,350,000
Purchases of marketable securities and other investments	--	(4,700,000)
Net cash used in investing activities	(8,633,000)	(18,400,000)
Cash flows used in financing activities
Shares surrendered by employees to pay taxes on restricted stock	(774,000)	(836,000)
Excess tax benefit from stock options	8,000	1,061,000
Proceeds from exercise of stock options	63,000	3,567,000
Proceeds from employee stock purchase plan	169,000	277,000
Acquisition of treasury shares	(24,376,000)	(5,577,000)
Dividends paid to shareholders	(5,216,000)	(11,002,000)
Net cash used in financing activities	(30,126,000)	(12,510,000)
Effect of exchange rate changes on cash	(46,000)	(41,000)
Net decrease in cash	(39,661,000)	(17,367,000)
Cash and cash equivalents, beginning of period	90,653,000	105,441,000
Cash and cash equivalents, end of period	$50,992,000	$88,074,000
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ 30,000	$ 2,000
Income taxes, net	$ 3,628,000	$11,837,000

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

Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant.  Stock option grants expire within 10 years and vest on a graded basis within two to five years from the date of grant.  Restricted stock unit awards generally vest on a graded basis over a three to four year period or cliff vest after three years.  During the nine-month periods ended September 30, 2008 and 2007, the Company granted 841,500 and 20,000 stock options, respectively.  Also, during the nine-month periods ended September 30, 2008 and 2007, the Company granted 127,462 and 305,044 shares of restricted stock, respectively.  Stock options outstanding and unvested restricted stock amounted to 2,460,546 and 534,335 shares, respectively, as of September 30, 2008.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.  Stock-Based Compensation (continued)

The following table summarizes the components of stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007, all of which is included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007
Stock options	$ 277,000	$ 442,000	$ 637,000	$1,365,000
Restricted stock units and employee stock purchase plan	900,000	1,410,000	3,108,000	4,081,000
Total stock-based compensation expense	$1,177,000	$1,852,000	$3,745,000	$5,446,000

The fair value of stock options was estimated using the Black-Scholes option-pricing model.  The following table summarizes the assumptions used to compute the weighted-average fair value of stock option grants for the nine months ended September 30, 2008 and 2007:

	2008 (1)	2007 (1)
Weighted-average volatility	38.4%	47.9%
Risk-free interest rate	4.0% to 4.1%	4.8%
Weighted-average dividend yield	2.4%	3.0%
Expected term	4-9 years	3-9 years
____________

(1)  No stock options were granted in the first and third quarters.

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

As of September 30, 2008, approximately $10.1 million of unrecognized stock compensation expense related to unvested awards, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.2 years.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.

(Loss)/Earnings Per Share

The Company calculates (loss)/earnings per share in accordance with SFAS No. 128, “Earnings Per Share.”  Basic (loss)/earnings per share are calculated by dividing net (loss)/income by weighted-average common shares outstanding.  Diluted (loss)/earnings per share are calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities under the Company’s stock incentive plans.  Dilutive securities, which include stock options and restricted stock, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted-average shares outstanding for the period.  Basic and diluted (loss)/earnings per common share consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Weighted-average common
shares outstanding	17,903,000	20,213,000	18,604,000	20,172,000
Effect of dilutive securities:
Restricted stock & employee stock purchase plan	--	129,000	--	128,000
Stock options	--	89,000	--	164,000
Weighted-average common
shares outstanding and common
share equivalents	17,903,000	20,431,000	18,604,000	20,464,000

All stock options and restricted stock outstanding as of September 30, 2008 have not been included in the diluted per share calculation as the Company has recorded a net loss for the three and nine months ended September 30, 2008 and the impact would be antidilutive.  Stock options outstanding as of September 30, 2007, in an aggregate amount of 1,396,000, have not been included in the diluted per share calculations since their effect would be antidilutive.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.

Investments

The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value may not be recoverable within a reasonable period of time.  The fair value of the Company’s auction rate securities is determined from third-party investment statements.  The primary variables used in determining fair value include risk premium, estimated redemption date and investment coupon rate.  In the Company’s evaluation of its investments in 2008, it considered its ability and intent to hold the investment until the market price recovers, the reasons for the decline in fair value, the duration of the decline in fair value and expected future performance.  Based on this evaluation, the Company recorded a $0.1 million and $0.9 million writedown in its marketable securities, specifically auction rate securities, within Interest and other (expense)/income, net in the Condensed Consolidated Statements of Operations during the three- and nine-month periods ended September 30, 2008, respectively.  The Company also recorded a $3.2 million loss on an investment in common stock of one of its licensees after determining that an other-than-temporary impairment existed.  This charge is included within Interest and other (expense)/income, net in the Condensed Consolidated Statements of Operations during the three- and nine-month periods ended September 30, 2008.

The following table presents gross unrealized gains/(losses) on, and estimated fair value of, the Company’s long-term investments as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Estimated Fair Value	Unrealized Gains/(Losses)	Estimated Fair Value	Unrealized Gains/(Losses)

Marketable securities	$ 7,431,000	--	$ 8,305,000	--
Investments	$ 3,203,000	$1,106,000	$ 4,648,000	$(690,000)
Total	$10,634,000	$1,106,000	$12,953,000	$(690,000)

5.

Fair Value Measurement

The Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) provisions on January 1, 2008.  In February 2008, the FASB deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company’s financial assets, measured at fair value on a recurring basis, were as follows:

	Fair Value at September 30, 2008	Hierarchy
Marketable securities	$7,431,000	Level 3
Investments	$3,203,000	Level 1
Deferred compensation plans’ assets	$37,424,000	Level 2

A Level 1 hierarchy represents a fair value that is derived from unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  A Level 2 hierarchy represents a fair value that is derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.

Fair Value Measurement (continued)

indirectly.  A Level 3 hierarchy represents a fair value that is derived from inputs that are unobservable or from observable inputs based on unobservable data in an inactive market.

The following table presents the reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 inputs, marketable securities, measured at fair value using observable inputs based on unobservable data in an inactive market for the nine months ended September 30, 2008:

Beginning balance at January 1, 2008	$ -
Transfer in from Level 2 inputs	8,305,000
Total realized losses included within Interest and other (expense)/income, net	(874,000)
Ending balance at September 30, 2008	$7,431,000

The Company recorded a $0.1 million and $0.9 million writedown in its marketable securities, specifically auction rate securities, within Interest and other (expense)/income, net in the Condensed Consolidated Statements of Operations during the three- and nine-month periods ended September 30, 2008, respectively.  The Company also recorded a $3.2 million loss on an investment in common stock of one of its licensees after determining that an other-than-temporary impairment existed.  This charge is included within Interest and other (expense)/income, net in the Condensed Consolidated Statements of Operations during the three- and nine-month periods ended September 30, 2008.

6.

Comprehensive (Loss)/Income

Comprehensive (loss)/income is comprised of net (loss)/income, the effect of foreign currency translation and changes in unrealized gains and losses on available-for-sale securities.  Comprehensive income for the three-month period ended September 30, 2008 amounted to $369,000.  Comprehensive loss for the nine-month period ended September 30, 2008 amounted to $1,996,000.  Comprehensive income for the three- and nine-month periods ended September 30, 2007 amounted to $3,168,000 and $9,510,000, respectively.

7.

Derivative Instruments and Hedging Activities

In the normal course of business, the Company may enter into forward contracts in anticipation of future purchases of inventory denominated in foreign currencies.  These forward contracts are used to hedge against the Company’s exposure to changes in Euro exchange rates to protect the purchase price of merchandise under such commitments. The Company classifies these contracts as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedge Activities.”  The Company had an outstanding forward contract of approximately $745,000 at September 30, 2008.  The contract settled and closed on October 1, 2008.

All terms and conditions of the Company’s forward contracts are included in the measurement of the related hedge effectiveness.  The critical terms of the forward contracts are the same as the underlying forecasted transactions.  As a result, changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions.  No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during the three- and nine-month periods ended September 30, 2008.  At September 30, 2008, the notional amount of the Company’s forward contracts was approximately $745,000, and resulted in an unrealized loss of

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.

Derivative Instruments and Hedging Activities (continued)

approximately $25,000, net of taxes, for the nine months ended September 30, 2008 which was included in Accumulated Other Comprehensive Income in the Company’s Condensed Consolidated Statement of Changes in Shareholders’ Equity and as a decrease to inventory, the underlying exposure on the Company’s Balance Sheet.  The Company expects to reclassify all of the unrealized loss from Accumulated Other Comprehensive Income into earnings within the next month due to the actual executions of foreign exchange contracts to purchase merchandise and the ultimate sale of that merchandise.

8.

Segment Information

The Company has three reportable segments:  Wholesale, Consumer Direct and Licensing.  The Wholesale segment designs and sources a broad range of fashion footwear, handbags, accessories, and apparel and markets its products for sale to approximately 6,000 department and specialty store locations and to the Company’s Consumer Direct segment.  The Consumer Direct segment markets a broad selection of the Company’s branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full-priced retail stores, Company Stores (“outlets”) and e-commerce (at website addresses www.kennethcole.com and www.kennethcolereaction.com).  The Licensing segment, through third-party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in approximately 30 apparel and accessories categories for both men and women.  The Company maintains control over quality, image and distribution of the licensees.  This segment primarily consists of royalties earned on licensee sales to third parties of the Company’s branded products and royalties earned on the purchase and sale to foreign retailers, distributors, or to consumers in foreign countries.  The Company’s reportable segments are business units that offer products to overlapping consumers through different channels of distribution.  Each segment is managed separately, although planning, implementation and results across segments are reviewed internally by the executive management committee.  The Company evaluates performance of each of its segments and allocates resources based on profit or loss before unallocated corporate overhead, stock-based compensation expense, writedown of marketable securities, non-operating impairment charges and income taxes for each segment.  Intersegment sales between the Wholesale and Consumer Direct segments are eliminated in consolidation.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.

Segment Information (continued)

Financial information of the Company’s reportable segments is as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2008				September 30, 2008
		Consumer				Consumer
	Wholesale	Direct	Licensing	Totals	Wholesale	Direct	Licensing	Totals
Revenue from external customers	$77,533	$42,628	$11,947	$132,108	$209,564	$124,105	$32,087	$365,756
Intersegment revenues	10,240	--	--	10,240	30,742	--	--	30,742
Segment income/(loss) (1)	924	(4,672)	9,904	6,156	433	(13,303)	24,937	12,067
Segment assets (2)					210,687	56,921	63,531	331,139

	Three Months Ended				Nine Months Ended
	September 30, 2007				September 30, 2007
		Consumer				Consumer
	Wholesale	Direct	Licensing	Totals	Wholesale	Direct	Licensing	Totals
Revenue from external customers	$78,765	$39,879	$11,669	$130,313	$228,826	$118,023	$31,751	$378,600
Intersegment revenues	8,189	--	--	8,189	21,358	--	--	21,358
Segment income/(loss)(1)	5,337	(5,752)	9,849	9,434	18,174	(16,127)	25,837	27,884
Segment assets (2)					261,606	65,262	43,820	370,688

_________________

(1)

Before unallocated corporate overhead, stock-based compensation expense, writedown of marketable securities, non-operating impairment charges and income taxes.

(2)

The Wholesale segment includes corporate assets.

The reconciliation of the Company’s reportable segment revenues and (loss)/income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues
Revenues for external customers	$132,108	$130,313	$365,756	$378,600
Intersegment revenues (1)	10,240	8,189	30,742	21,358
Elimination of intersegment revenues	(10,240)	(8,189)	(30,742)	(21,358)
Total consolidated revenues	$132,108	$130,313	$365,756	$378,600

(Loss)/Income
Total income for reportable segments (1)	$ 6,156	$ 9,434	$ 12,067	$ 27,884
Elimination of stock-based compensation expense, unallocated overhead, writedown of marketable securities and non-operating impairment charges	(6,588)	(3,852)	(14,035)	(11,335)
Total (loss)/income before income taxes	$ (432)	$ 5,582	$ (1,968)	$ 16,549
_____________________

(1)

Before unallocated corporate overhead, stock-based compensation expense, writedown of marketable securities, non-operating impairment charges and income taxes.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.

   Segment Information (continued)

Revenues from international customers were approximately 4.3% and 3.9% of the Company’s consolidated revenues for the three months ended September 30, 2008 and 2007, respectively, and approximately 3.9% and 3.0% of the Company's consolidated revenues for the nine months ended September 30, 2008 and 2007, respectively.

9.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109 “Accounting for Income Taxes.”  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The measurement of deferred income taxes is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred income taxes will not be realized.

The Company’s tax rate for the three and nine months ended September 30, 2008 has been increased due to the recording of a valuation allowance of $1.2 million for a reserve against tax assets for certain other-than-temporary investment impairments.  During the three months ended September 30, 2008, the Company closed a state audit for the fiscal periods 2003 through 2004, which resulted in a payment accrued for in prior periods.

10.

Related Party Transactions

The Company has an exclusive license agreement with Iconix Brand Group, Inc. and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with the manufacture, sale and distribution of women’s, men’s and children’s footwear in certain territories.  The Chief Executive Officer and Chairman of Iconix is the brother of the Company’s Chairman and Chief Creative Officer.  The term of the agreement is through December 31, 2010.  Management believes that the license agreement with Iconix was entered into at arm’s-length.  During these periods, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $284,000 and $857,000 in aggregate royalty and advertising expense under the agreement for the three- and nine-month periods ended September 30, 2008, respectively.  The Company recorded approximately $330,000 and $841,000 in aggregate royalty and advertising expense under the agreement for the three- and nine-month periods ended September 30, 2007, respectively.

The Company recorded expenses of approximately $161,000 and $427,000 for the three and nine months ended September 30, 2008, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company’s Chairman and Chief Creative Officer.  During the three and nine months ended September 30, 2007, the Company recorded expenses of approximately $111,000 and $340,000, respectively, for hire and use of aircraft partially owned by Emack LLC.  Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

11.

Common Stock Repurchase

During the three months ended September 30, 2008, the Company repurchased 337,200 of its shares at an aggregate price of $4,409,000.  During the nine months ended September 30, 2008, the Company repurchased 1,619,200 of its shares at an aggregate price of $24,376,000.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.

Intangible Asset Purchase

In September 2007, the Company acquired the Le Tigre trademark and other intellectual property associated with the Le Tigre brand from Le Tigre, LLC (the “Seller”).  In October 2008, the Company amended the First Amended Asset Purchase Agreement (the “Second Amendment”) it had previously entered into with Le Tigre, LLC.  Upon the mutual execution of the Second Amendment, the Company paid the Seller $3.0 million for achieving one of the performance targets in the Second Amendment.  The Second Amendment also provides that the Company has no future payment obligations to Le Tigre, LLC for the acquisition of the Le Tigre trademark and other intellectual property associated with the Le Tigre brand.  The final purchase price for Le Tigre was $18.5 million.

13.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company expects that SFAS 161 will not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R “Business Combinations” and other applicable accounting literature.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date.  The Company expects that FSP 142-3 will not have a material impact on the Company’s consolidated financial statements.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”) which clarifies the application of SFAS No. 157 “Fair Value Measurements” in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008.  The implementation of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.  Subsequent Events

On October 24, 2008, the Company amended the First Amended Asset Purchase Agreement (the “Second Amendment”) it had previously entered into with Le Tigre, LLC.  Upon the mutual execution of the Second Amendment, the Company paid the Seller $3.0 million for achieving one of the performance targets in the Second Amendment.  The Second Amendment also provides that the Company has no future payment obligations to Le Tigre, LLC for the acquisition of the Le Tigre trademark and other intellectual property associated with the Le Tigre brand.  The final purchase price for Le Tigre was $18.5 million.

On October 30, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share payable on December 11, 2008, which will be paid to shareholders of record at the close of business on November 20, 2008.

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

Overview

Kenneth Cole Productions, Inc., incorporated in September 1982, designs, sources and markets a broad range of fashion footwear, handbags and apparel and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, Tribeca and Gentle Souls brand names, as well as having the rights to use the Bongo trademark for footwear through a license agreement.  The Company also designs, develops and sources private label footwear and handbags for selected retailers.  In addition, the Company acquired the Le Tigre trademark and other intellectual property associated with the Le Tigre brand during September 2007.  The Company’s products are targeted to appeal to fashion conscious consumers, reflecting a modern “hip” perspective and a lifestyle uniquely associated with Kenneth Cole.  These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends.  The combination of basic products and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

The Company markets its products to approximately 6,000 department and specialty store locations, as well as through its Consumer Direct business, which includes full-priced retail stores, Company Stores (“outlets”) and e-commerce.  The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men’s, women’s and children’s footwear, handbags, apparel and accessories), prices (from “bridge”, “better” and “moderate”) and styling.  The Company believes the diversity of its product mix provides balance to its overall product sales and business planning and increases sales opportunities to Wholesale customers who do not carry the Company’s full range of products.

The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements.  The Company offers, through these agreements, a lifestyle collection of men’s product categories, including tailored clothing, dress shirts, dress pants, neckwear, business cases, jewelry, belts, leather and fabric outerwear, cold-weather accessories, sunglasses, prescription eyewear, watches, fragrance, luggage, loungewear, underwear, socks and small leather goods.  In addition, men’s sportswear, which was formerly offered pursuant to a license agreement, is being sold, marketed and distributed by the Company directly.  Women’s product categories currently being sold pursuant to license agreements include sportswear, small leather goods, belts, scarves and wraps, socks, loungewear, leather and fabric outerwear, sunglasses, prescription eyewear, watches, jewelry, fragrance, swimwear and luggage.  In addition, the Company licenses its children’s apparel further broadening the branded lifestyle collection.

The Company recorded net revenues of $132.1 million for the three months ended September 30, 2008.  Diluted earnings per share decreased to $(0.09), including a non-operating impairment charge of $3.2 million, for the three months ended September 30, 2008 from $0.17 for the three months ended September 30, 2007.  Excluding a non-operating impairment charge of $(0.18), earnings per share would have been $0.09 for the three months ended September 30, 2008.  As of September 30, 2008, the Company had $51.0 million in cash and cash equivalents with no debt.  In addition, the Company announced it will pay a quarterly cash dividend of $0.09 per share on December 11, 2008, which will be paid to shareholders of record at the close of business on November 20, 2008.

In addition to providing financial results and guidance in accordance with GAAP, the Company has provided non-GAAP adjusted earnings per share information for the three months ended September 30, 2008.  This non-GAAP financial information is provided to enhance the user's overall understanding of the Company's current financial performance.  Specifically, the Company believes the non-GAAP adjusted results provide useful information to both management and investors by excluding charges that the Company believes are not indicative of the Company's core operating results.  The non-GAAP financial information should be considered in addition to, not as a substitute for or as being superior to, operating income, cash flows, or other measures of financial performance prepared in accordance with GAAP.  A reconciliation of this non-GAAP information to the Company's actual results is included below.

Three Months Ended
September 30, 2008

GAAP EPS	$(0.09)
Impairment Charge	$(0.18)
Non-GAAP EPS	$ 0.09

Results of Operations

The following table sets forth the Company’s Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of net revenues for the three and nine months ended September 30, 2008 and September 30, 2007.

Three Months Ended

Nine Months Ended

September 30,

September 30,

	2008		2007		2008		2007
Net sales	$120,161	91.0%	$118,644	91.0%	$333,669	91.2%	$346,849	91.6%
Royalty revenue	11,947	9.0	11,669	9.0	32,087	8.8	31,751	8.4
Net revenues	132,108	100.0	130,313	100.0	365,756	100.0	378,600	100.0
Gross profit (1)	54,351	41.1	57,851	44.4	150,622	41.2	163,130	43.1
Selling, general and administrative expenses	51,896	39.3	53,794	41.3	150,113	41.1	150,921	39.9
Operating income	2,455	1.8	4,057	3.1	509	0.1	12,209	3.2
Interest and other (expense)/ income, net	(2,887)	(2.2)	1,525	1.2	(2,477)	(0.7)	4,340	1.2
(Loss)/income before income taxes	(432)	(0.4)	5,582	4.3	(1,968)	(0.6)	16,549	4.4
Income tax expense	1,122	0.8	2,149	1.6	831	0.2	6,372	1.7
Net (loss)/income	$(1,554)	(1.2)%	$ 3,433	2.7%	$(2,799)	(0.8)%	$ 10,177	2.7%

_________________

(1)

Gross Profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

REVENUES:  Net revenues increased $1.8 million, or 1.4%, to $132.1 million for the three months ended September 30, 2008 from $130.3 million for the three months ended September 30, 2007.  The increase in revenues occurred in the Company’s Consumer Direct and Licensing segments as further described below in the section entitled “NET SALES.”

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) decreased $1.2 million, or 1.6%, to $77.6 million, for the three months ended September 30, 2008 from $78.8 million for the three months ended September 30, 2007.  The decrease was primarily attributable to a decline in sales across the Company’s branded footwear businesses, offset by incremental sales from the Company’s in-house launch of its men’s sportswear collections previously licensed.  The challenging retail environment and continued stress in the macro-economic marketplace, particularly the department store channel, resulted in declines in most of the Company’s Wholesale businesses.

Net sales in the Company’s Consumer Direct segment increased $2.7 million, or 6.9%, to $42.6 million for the three months ended September 30, 2008, from $39.9 million for the three months ended September 30, 2007.  Comparable store sales increased 2.1%, or $0.7 million, while sales related to new stores opened in 2008, and that portion of 2008 sales for stores not open for all of 2007, increased by $1.9 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Comparable stores are defined as new stores that are open for longer than thirteen months.  A store that stops operations is included in the comparable sales calculation through the date of closing.  The Company opened one Company Store during the three months ended September 30, 2008 as it continued its Company Store expansion.  As the Company has increased the amount of specific “made for Company Store” product and focused merchandising on key assortments, sales have improved at its Company Store locations.  In its full-priced retail stores, the Company continued to standardize its assortment and modify its price points to align the price-value relationship of the Company’s brands, and continues to review its real estate portfolio for both its full-priced retail and Company Stores.

LICENSING REVENUE:  Royalty revenue increased $0.3 million, or 2.4%, to $11.9 million for the three months ended September 30, 2008 from $11.6 million for the three months ended September 30, 2007.  The increase in licensing revenues was primarily attributable to improvement in sales from international licensees and the launch of the Le Tigre brand offset by a reduction in sportswear royalties from an amendment to the Company’s licensing agreement relating to its men’s sportswear businesses that terminated December 31, 2007.  As mentioned in the section entitled “NET SALES,” the Company has begun shipping men’s sportswear, effectively transitioning the licensing model to an in-house operation.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, decreased to 41.1% for the three months ended September 30, 2008 from 44.4% for the three months ended September 30, 2007.  The decrease, as a percentage of net revenues, was primarily the result of a decrease in the Wholesale and Consumer Direct segment margins, partially offset by the sales and revenue mix shifting to Consumer Direct and Licensing as a percentage of total sales.  The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had increased revenues as a percentage of net revenues to 32.3% for the three months ended September 30, 2008 compared to 30.6% for the three months ended September 30, 2007, while the Wholesale segment revenues as a percentage of net revenues decreased to 58.7% for the three months ended September 30, 2008 from 60.4% for the three months ended September 30, 2007.  The revenues in the Licensing segment, which carries no cost of goods sold, remained flat as a percentage of revenue at 9.0% for the three months ended September 30, 2008 and 2007.  The decrease in the Wholesale segment margins was primarily due to lower initial mark-ups and higher dilution from a promotional department store environment.  Consumer Direct segment margins decreased primarily from higher markdowns in footwear.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  Selling, general and administrative (“SG&A”) expenses, including warehousing and receiving expenses, decreased 3.5% to $51.9 million (39.3% of net revenue) for the three months ended September 30, 2008 from $53.8 million (41.3% of net revenues) for the three months ended September 30, 2007.  Expenses as a percentage of net revenues decreased due to leverage from sales growth from stores opened in 2008.  The decrease in SG&A of $1.9 million resulted primarily from reduced discretionary expenses, headcount and non-cash compensation costs offset by advertising and the Company’s investment in the development of men’s sportswear.

INTEREST AND OTHER (EXPENSE)/INCOME:  Interest and other (expense)/income decreased $4.4 million to approximately $(2.9) million for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007.  The decrease is primarily due to the Company recording an other-than-temporary impairment of $3.2 million for an investment in one of its licensees.  The Company also had lower average cash balances and average interest rates.

INCOME TAXES:  The Company’s tax rate increased to 259.7% for the three months ended September 30, 2008 from 38.5% for the three months ended September 30, 2007.  The increase in the Company’s tax rate is primarily a result of a valuation allowance of $1.2 million reserved against tax assets for certain other-than-temporary investment impairments.

NET (LOSS)/INCOME:  As a result of the foregoing, the Company recorded a net loss of $1.6 million for the three months ended September 30, 2008 ((1.2)% of net revenues) compared to net income of $3.4 million (2.7% of net revenues) for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

REVENUES:  Net revenues decreased $12.8 million, or 3.4%, to $365.8 million for the nine months ended September 30, 2008 from $378.6 million for the nine months ended September 30, 2007.  The decrease in revenues occurred in the Company’s Wholesale segment as further described below in the section entitled “NET SALES.”

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) decreased $19.2 million, or 8.4%, to $209.6 million, for the nine months ended September 30, 2008 from $228.8 million for the nine months ended September 30, 2007.  The decrease is primarily due to a decline in sales across the Company’s branded footwear businesses, offset by incremental sales from the Company’s in-house launch of its men’s sportswear collections previously licensed.  The challenging retail environment and continued stress in the macro-economic marketplace, as well as generally softer sell-thrus compared to the prior year, resulted in declines in most of the Company’s Wholesale businesses.

Net sales in the Company’s Consumer Direct segment increased $6.1 million, or 5.2%, to $124.1 million for the nine months ended September 30, 2008, from $118.0 million for the nine months ended September 30, 2007.  Comparable store sales increased 2.2%, or $2.3 million, while sales related to new stores opened in 2008, and that portion of 2008 sales for stores not open for all of 2007, increased by $2.5 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Comparable stores are defined as new stores that are open for longer than thirteen months.  A store that stops operations is included in the comparable sales calculation through the date of closing.  The remaining increase of $1.3 million was a result of internet sales.  The Company opened two full-priced retail stores and closed eight, while continuing its expansion in Company Stores by opening seven stores during the nine months ended September 30, 2008.  As the Company has increased the amount of specific “made for Company Store” product and focused merchandising on key assortments, sales have improved at its Company Store locations.  In its full-priced retail stores, the Company continued to standardize its assortments and modify its price points to align the price-value relationship of the Company’s brands and continues to review its real estate portfolio for both its full-priced retail and Company stores.

LICENSING REVENUE:  Royalty revenue increased $0.3 million to $32.1 million for the nine months ended September 30, 2008 from $31.8 million for the nine months ended September 30, 2007.  Incremental royalties received from existing licensees and the launch of the Le Tigre brand were offset by a decrease in licensing revenues attributable to a reduction in sportswear royalties from an amendment to the Company’s licensing agreement relating to its men’s sportswear businesses that terminated December 31, 2007.  As mentioned in the section entitled “NET SALES,” the Company has begun shipping men’s sportswear, effectively transitioning the licensing model to an in-house operation.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, decreased to 41.2% for the nine months ended September 30, 2008 from 43.1% for the nine months ended September 30, 2007.  The decrease, as a percentage of net revenues, was primarily the result of a decrease in the Wholesale and Consumer Direct segment margins, partially offset by the sales and revenue mix shifting to Consumer Direct and Licensing as a percentage of total sales.  The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had increased revenues as a percentage of net revenues of 33.9% for the nine months ended September 30, 2008 compared to 31.2% for the nine months ended September 30, 2007, while the Wholesale segment revenues as a percentage of net revenues decreased to 57.3% for the nine months ended September 30, 2008 from 60.4% for the nine months ended September 30, 2007.  The revenues in the Licensing segment, which carries no cost of goods sold, increased as a percentage of revenue to 8.8% for the nine months ended September 30, 2008 compared to 8.4% for the nine months ended September 30, 2007.  The decrease in the Wholesale segment margins was primarily due to soft sell-thrus and higher dilution from a promotional department store environment.  The decrease in Consumer Direct margins was primarily from higher markdowns in footwear.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  SG&A expenses, including warehousing and receiving expenses, decreased $0.9 million to $150.1 million for the nine months ended September 30, 2008 from $151.0 million for the nine months ended September 30, 2007.  The decrease in SG&A expenses was primarily attributable to a reduction in variable expenses from sales declines within the Wholesale segment offset by the Company’s investment in the development of men’s sportswear.  As a percentage of net revenues, SG&A expenses increased to 41.1% for the nine months ended September 30, 2008 from 39.9% for the nine months ended September 30, 2007 from loss of leverage on the decrease in Wholesale sales and the greater portion of revenues from the Consumer Direct segment which carries a higher SG&A expense level than the Wholesale and Licensing segments due primarily to store occupancy and store payroll costs.

INTEREST AND OTHER (EXPENSE)/INCOME:  Interest and other expense/income decreased $6.8 million to approximately $(2.5) million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.  The decrease is primarily due to the Company recording an other-than-temporary impairment of $3.2 million for an investment in one of its licensees as well as a writedown to certain of the Company’s marketable securities, specifically auction rate securities, of $0.9 million.  In addition, the Company had lower average cash balances and average interest rates.

INCOME TAXES:  The Company’s tax rate increased to 42.2% for the nine months ended September 30, 2008 from 38.5% for the nine months ended September 30, 2007.  The increase in the Company’s tax rate is a result of a valuation allowance of $1.2 million reserved against tax assets for certain other-than-temporary investment impairments and the impact of interest and penalties on income tax reserves offset by the tax benefit from the Company’s net loss.

NET (LOSS)/INCOME:  As a result of the foregoing, the Company recorded a net loss of $2.8 million for the nine months ended September 30, 2008 ((0.8)% of net revenues) compared to net income of $10.2 million (2.7% of net revenues) for the nine months ended September 30, 2007.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company expects that SFAS 161 will not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R “Business Combinations” and other applicable accounting literature.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date.  The Company expects that FSP 142-3 will not have a material impact on the Company’s consolidated financial statements.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”) which clarifies the application of SFAS No. 157 “Fair Value Measurements” in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30,

2008.  The implementation of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

Related Party Transactions

The Company has an exclusive license agreement with Iconix Brand Group, Inc. and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with the manufacture, sale and distribution of women’s, men’s and children’s footwear in certain territories.  The Chief Executive Officer and Chairman of Iconix is the brother of the Company’s Chairman and Chief Creative Officer.  The term of the agreement is through December 31, 2010.  Management believes that the license agreement with Iconix was entered into at arm’s-length.  During these periods, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $284,000 and $857,000 in aggregate royalty and advertising expense under the agreement for the three- and nine-month periods ended September 30, 2008, respectively.  The Company recorded approximately $330,000 and $841,000 in aggregate royalty and advertising expense under the agreement for the three- and nine-month periods ended September 30, 2007, respectively.

The Company recorded expenses of approximately $161,000 and $427,000 for the three and nine months ended September 30, 2008, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company’s Chairman and Chief Creative Officer.  During the three and nine months ended September 30, 2007, the Company recorded expenses of approximately $111,000 and $340,000, respectively, for hire and use of aircraft partially owned by Emack LLC. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Liquidity and Capital Resources

As of September 30, 2008, the Company had $51.0 million in cash and cash equivalents, which consist primarily of prime and government money market funds.  The Company uses cash from operations as the primary source of financing for its capital expenditures, seasonal requirements and paying its quarterly dividends.  Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers and the level of accounts receivable and due from factors balances.  At September 30, 2008 and December 31, 2007, working capital was $112.8 million and $139.4 million, respectively.

Cash used in operating activities was $0.9 million for the nine months ended September 30, 2008, compared to $13.6 million provided by operating activities for the nine months ended September 30, 2007.  The decrease in cash flows provided by operations is primarily attributable to a decrease in net income and the timings of receivables and payables.

Net cash used in investing activities totaled $8.6 million for the nine months ended September 30, 2008 compared to $18.4 million for the nine months ended September 30, 2007.  The decrease was primarily attributable to a $10.2 million decrease in the purchases of intangible assets.  Included in the purchases of intangible assets during the nine months ended September 30, 2008 is a $2.5 million payment related to achieving one of the performance targets within the Le Tigre Asset Purchase Agreement Amendment compared to a payment of $13.0 million used to purchase the Le Tigre trademark and other intellectual property associated with the brand during the nine months ended September 30, 2007.  Capital expenditures decreased $3.2 million during the nine months ended September 30, 2008 compared to September 30, 2007.  Included in capital expenditures for the nine months ended September 30, 2008 and 2007 were approximately $3.5 million and $3.3 million, respectively, for amounts associated with furniture, fixtures and leasehold improvements for retail store expansion and $4.0 million in costs for the implementation of the SAP retail and POS systems in 2007.    In addition, the Company did not purchase or sell any marketable securities during the nine months ended September 30, 2008, compared to sales of marketable securities of $8.4 million offset by purchases of $4.7 million in 2007.

Net cash used in financing activities was $30.1 million for the nine months ended September 30, 2008 compared to $12.5 million for the nine months ended September 30, 2007.  The increase was primarily attributable to $24.4 million used to repurchase 1,619,200 treasury shares during the nine months ended September 30, 2008 as compared to $5.6 million used to repurchase 282,300 treasury shares during the nine months ended September 30, 2007.  The Company also paid dividends of $5.2 million during the nine months ended September 30, 2008 compared to $11.0 million during the nine months ended September 30, 2007.  In addition, the Company had received proceeds of $0.1 million during the nine months ended September 30, 2008 related to stock option exercises as compared to $3.6 million received during the nine months ended September 30, 2007.

The Company has a Revolving Credit Facility (“the Facility”) with various lenders, which provides up to $100.0 million to finance working capital requirements and letters of credit to finance the Company's inventory purchases based on a maximum leverage ratio of 2.25 to 1.0 of consolidated debt to consolidated earning before interest, non-cash compensation, income taxes and depreciation as defined in the Facility.  During the nine months ended September 30, 2008, the Company did not borrow under the Revolving Credit Facility.  Amounts available under the Revolving Credit Facility were reduced by $3.5 million of standby and open letters of credit.

The Company believes that it will be able to satisfy its current expected cash requirements for 2008, including requirements for its in-house sportswear infrastructure, enhanced information systems, store expansions and the payments of its quarterly cash dividend, primarily with cash flow from operations and cash on hand.  The Company did not have any off-balance sheet arrangements as of September 30, 2008.

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

At September 30, 2008, the Company had a forward contract totaling $0.7 million in notional value with an unrealized loss of approximately $25,000, net of taxes.  The Company’s earnings may also be affected by changes in short-term interest rates as a result of borrowings that may be made under its credit facilities.  A two or less percentage point increase in interest rates affecting the Company’s credit facilities would not have had a material effect on the Company’s net income.

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

Part II - OTHER INFORMATION

Item 1.

  Legal Proceedings.  There have been no material changes during the quarterly period ended September 30, 2008 from the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and within the Company’s Form 10-Q for the quarterly period ended March 31, 2008.

Item 1A.  Risk Factors.  There have been no material changes during the quarterly period ended September 30, 2008 from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, other than the following:

The Company’s ability to collect receivables could be impacted by adverse economic conditions.

The Company has significant balances with its factors.  If the global credit markets deteriorate or economic conditions worsen, the Company may be exposed to potential significant write-offs in the event of bankruptcy by its factors that could adversely impact its financial results.  In addition, challenging economic conditions may impair the ability of the Company’s customers to pay for products.  As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2008, the Company repurchased 337,200 shares of its own stock, as presented in the following table:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 2008	337,200	$13.07	337,200	3,072,800
Total	337,200	$13.07	337,200	3,072,800

(1) As of December 31, 2007, the remaining amount of shares that could be repurchased was 692,000.  On March 3, 2008, the Company’s Board of Directors increased the authorization for the Company’s stock buyback plan by 4,000,000 shares to 4,692,000 shares available for repurchase.  As of September 30, 2008, the remaining amount of shares that could be repurchased was 3,072,800.

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

November 10, 2008

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

Date:  November 10, 2008

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

Date:  November 10, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jill Granoff, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JILL GRANOFF

Jill Granoff
Chief Executive Officer
Kenneth Cole Productions, Inc
November 10, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David P. Edelman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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
November 10, 2008