Form 10-K
period 2008-12-31
COLE KENNETH PRODUCTIONS INC
filed 2009-03-12
CIK 921691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
(Registrant’s telephone number)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2008:  $125,912,093

Number of shares of Class A Common Stock, $.01 par value, outstanding as of the close of business on March 4, 2009:  9,878,793

Number of shares of Class B Common Stock, $.01 par value, outstanding as of the close of business on March 4, 2009:  8,010,497

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the Registrant’s definitive proxy statement to be mailed to the shareholders of the Registrant by April 30, 2009.

Kenneth Cole Productions, Inc.

Item 1.	Business

Important Factors Relating to Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) provide a safe harbor for forward-looking statements made by or on behalf of Kenneth Cole Productions, Inc. (the “Company”).  The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (the “SEC”) and in reports to the Company’s shareholders.  Forward-looking statements generally refer to future plans and performance and are identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “will,” “estimate,” “project,” or similar expressions.  All statements that express expectations and projections with respect to future matters, including, but not limited to, the launching or prospective development of new business initiatives, future licensee sales growth, gross margins, store expansion and openings, changes in distribution centers and implementation of management information systems, are forward-looking statements within the meaning of the Reform Act.  These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance and are subject to certain risks and uncertainties.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

General

Kenneth Cole Productions, Inc. designs, sources and markets a broad range of fashion footwear, handbags and apparel and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted and Gentle Souls brand names, as well as having the rights to use the Bongo trademark for footwear through a license agreement.  The Company also designs, develops, markets and sources sportswear, footwear, handbags and other accessories under the Le Tigre brand name, whose trademark and intellectual property were acquired in September 2007.  In addition, the Company designs, develops and sources private label footwear and handbags for selected retailers.  The Company’s products are targeted to appeal to fashion conscious consumers, reflecting a modern metropolitan perspective and a lifestyle uniquely associated with Kenneth Cole.  These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends.  The combination of core products and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

The Company markets its products to approximately 5,700 department store, specialty store and off-price locations, as well as through its Consumer Direct business, which includes full-priced retail stores, Company Stores (“outlets”) and e-commerce.  The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men’s, women’s and children’s footwear, handbags, apparel and accessories), prices (“bridge,” “better” and “moderate”) and styling.  The Company believes the diversity of its product mix provides balance to its overall sales and increases opportunities in all channels of distribution.

The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements.  The Company offers, through these agreements, a lifestyle collection of men’s product categories, including tailored clothing, dress shirts, dress pants, neckwear, outerwear, sleepwear, underwear, belts, sunglasses, prescription eyewear, watches, fragrance, jewelry, luggage, business cases, socks and small leather goods.  Women’s product categories currently being sold pursuant to license agreements include sportswear, outerwear, swimwear, sleepwear, small leather goods, belts, sunglasses, prescription eyewear, watches, jewelry, fragrance and luggage.  In addition, the Company licenses its children’s apparel.

Beginning in Spring 2008, men’s sportswear, which was formerly offered pursuant to a license agreement, is now being sold, marketed and distributed by the Company directly.

Business Growth Strategies

The Company’s strategy is to continue to build upon the strength of its lifestyle brand, Kenneth Cole, through its well-differentiated and distinct labels including Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted, as well as developing its newly acquired Le Tigre brand.  As such, the Company continues to focus on designing and delivering high quality, fashionable products, creating compelling retail environments, and continuing to develop its partnerships with its licensees to ensure brand and distribution integrity.  The Company believes that further segmentation and development of the brands afford growth potential within each of the Company’s business segments.

The Company’s business segments, Wholesale, Consumer Direct and Licensing, are presented below as a percentage of net revenues contributed as follows:

	For the Year Ended December 31,
	2008	2007	2006
Wholesale	54%	57%	59%
Consumer Direct	37	34	33
Licensing	9	9	8
Total	100%	100%	100%

Wholesale. The Company continues to reinforce the segmentation of its brands in wholesale by clarifying brand positioning and developing unique product assortments.  This segmentation approach facilitates the focus on key accounts and provides opportunities to increase market penetration, attract new customers and further enables the Company to address a wider variety of customers’ needs, both domestically and internationally.  The Company believes it is in a position to respond quickly to market changes, thereby enabling each brand to deliver appropriate fashions in a more timely and effective manner.  In addition, the Company is developing aspirational lifestyle marketing that leverages our unique voice and focuses on product, while ensuring the in-store experience is engaging, memorable and reflects the brands’ stories.  We believe the new marketing will build an emotional connection with the consumer and reinforce the strength of the Kenneth Cole lifestyle brand franchise.

Consumer Direct.  The Company’s Consumer Direct segment, which operates full-priced retail and Company Stores (“outlets” or “Company Stores”), as well as e-commerce, affords significant growth potential while simultaneously complementing the Company’s existing Wholesale and Licensing businesses.  The Company believes that the sale of footwear, handbags, men’s and women’s apparel, and licensed products through its consumer direct channels of distribution increases consumer awareness of the Company’s brands, reinforces the Company’s image and builds brand equity.  The Company believes customers of its wholesale accounts in cities with a Kenneth Cole retail presence have an enhanced brand awareness compared to those in cities without a Kenneth Cole retail presence.  As a result, the Company believes it can initiate more effective business and merchandising practices for these stores.  The Company increased the amount of specific “made for Company Store” product and revised its real estate and rent structure.  In its full-priced retail stores, the Company modified its stock position through balanced assortments and adjusted its price points to align the price-value relationship of the Company’s brands.  During 2008 the Company opened two full-priced retail stores and closed eight, while continuing its expansion in Company Stores by opening eleven such stores.

As of December 31, 2008, the Company operated 96 full-priced retail and Company Stores as compared to 91 stores as of December 31, 2007.

The Company continues to invest in the enhancement, visual presentation and development of its website to capitalize on the growth of emerging technologies.  The Company believes that web-based transactions will contribute to the Company’s future, both as a source of consumer information and as a generator of new revenue.  Among other things, the website is designed to generate incremental revenues through an additional distribution channel, build brand equity, fortify brand image, increase consumer awareness, improve customer service, provide entertainment and promote support for causes the Company believes are important to its customers.   In July 2008, the Company outsourced the customer care, fulfillment and website responsibilities related to its Internet business to a third-party that provides direct-to-customer e-commerce services.  The current platform provides for greater functionality with a variable cost structure.

In addition, the Internet has enabled the Company to use its website to capture and process relevant customer data and traffic providing greater understanding of customer demographics, purchase patterns and market trends.  Based on this data, the Company communicates with its customers and informs them of new product offerings, Company events and other Kenneth Cole product trends which it believes is invaluable for driving sales and building brand loyalty.

Licensing.  The strength of the Company’s brands, Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, and Le Tigre provides opportunities, through licensing agreements, to expand into new product categories and broaden existing distribution channels.  The Company believes its strategic licensing relationships are essential to the growth of the Company both domestically and abroad.  Many of the existing licensee businesses are still relatively small in their individual product classifications and the Company believes they hold growth potential.

The Company chooses its licensing partners with care, considering many factors, including the strength of their design, sourcing and distribution abilities, thereby attempting to maintain the same value and style that Kenneth Cole customers have come to expect.  In September 2007, the Company acquired the Le Tigre trademark and launched the brand at JCPenney in Spring 2008.  The brand debuted in junior sportswear, expanded into junior accessories and young men’s apparel, and is expected to launch other categories such as watches and sunglasses.  The Company believes the Le Tigre brand holds growth potential both domestically and abroad.

The Company is committed to expanding its product classifications internationally to leverage the capabilities of its licensing partners, particularly in watches, fragrance and eyewear.  In 2008, the Company’s licensees opened five freestanding stores and fourteen shop-in-shops in international markets including Israel, the Gulf Region, Latin America, Thailand, Taiwan and the Philippines.

Products

The Company markets its products principally under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, Gentle Souls and Le Tigre brand names, along with its licensed brand for footwear, Bongo, each targeted to appeal to different consumers.  The Company believes that the products marketed under the Kenneth Cole brand names are aspirational to its customers and offer greater price value relative to other designer brands.

Kenneth Cole New York

Kenneth Cole New York products are designed for the fashion conscious consumer and reflect the relaxed metropolitan sophistication that is the hallmark of the Kenneth Cole New York image.  The distinctive styling of this line has established Kenneth Cole New York as a fashion authority for sophisticated men and women who are seeking a value alternative to other designer brands.  As a result of strong brand recognition and a reputation for style, quality and value, the Company believes that Kenneth Cole New York is an important resource for department and specialty stores, and that it continues to provide growth opportunities.  The Kenneth Cole New York product offering has evolved from a trendy line into one with broader fashion appeal, including both fashion-forward styling and core basics.  The Company continues to leverage the strength of its name through brand extensions, in-store shops and the licensing of many product categories.  As such, the Company continues to focus on designing and delivering high quality, fashionable products, creating compelling retail environments, and continuing to develop its partnerships with its licensees to ensure brand and distribution integrity.

Kenneth Cole New York men's footwear, manufactured through factories in China and Italy, is designed as contemporary, comfortable leather fashion footwear and is sold to the bridge-designer market at retail price points primarily from $125 to $300.  As versatile as it is sophisticated, Kenneth Cole New York men’s footwear may be worn to work, for special occasions or on weekends with casual clothes.  In addition, the Company uses the label “silver technology” in its line to denote enhanced comfort combined with its fine leather shoe craftsmanship.  The silver technology product features a micro-tech midsole, a removable gel insole, and a fiberglass shank.

Kenneth Cole New York women’s footwear, primarily manufactured through factories in China and Italy, includes sophisticated and fashionable dress, casual and special occasion footwear that is sold to the bridge-designer market at retail price points primarily from $100 to $300.  Women's footwear is constructed by fine leather craftsmen to provide the customer high quality designer styling with value for the fashion-conscious woman.  The line is currently being enhanced with special comfort features to extend its appeal and further differentiate the line from competitive footwear products.

Kenneth Cole New York handbags are generally made of quality-crafted leathers and sold to the bridge-designer market at retail price points primarily from $220 to $400.  The assortment includes high-fashion bags and tailored career bags for the sophisticated metropolitan consumer.

Kenneth Cole New York men’s sportswear is a contemporary sportswear collection which includes knits, wovens, pants, sweaters and jackets and targets the fashion-conscious male with a modern design sensibility.  The line was re-launched in-house in January 2008 after the Company terminated its licensing agreement with its licensee.  The collection is sold in select department and specialty stores, and in our own retail stores and on our website with retail price points primarily from $35 to $250.

Kenneth Cole Reaction

Kenneth Cole Reaction consists of a variety of product classifications, which address the growing trend toward flexible lifestyle dressing at affordable prices.  Kenneth Cole Reaction includes a comfort-oriented casual line, as well as more dressy styles.  Kenneth Cole Reaction women’s footwear, primarily manufactured in China, is designed for the workplace as well as for outside the office, with an emphasis on comfort, versatility, contemporary styling and value.  In addition, the Company has added “RXN comfort technology” which uses a pod system insole and gel heel pad to enhance comfort, support and flexibility.  It is targeted to compete in the largest single category of footwear sold in department stores, women’s “better,” and the majority of the line retails primarily in the $80 to $190 price range.  Kenneth Cole Reaction men’s footwear, primarily manufactured in China, combines fashionable and versatile styling with affordable pricing and is positioned in the fastest growing classification in the men’s market.  This line retails primarily in the $70 to $160 price range.

Kenneth Cole Reaction handbags, primarily manufactured in China, are designed to be multifunctional with a contemporary look and are primarily made of leather and non-leather technical fabrications, such as nylon, microfiber and canvas.  Kenneth Cole Reaction handbags have been styled to appeal to the same customer as the Kenneth Cole Reaction footwear line to meet the varying needs of the Company’s customers.  This line generally retails at price points ranging from $50 to $200.

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

Gentle Souls

Gentle Souls women’s footwear is designed and targeted for the sophisticated, active woman who expects a comfortable fit with a stylish design.  The footwear is sold in specialty retail and high end department stores, and in our own retail stores and on our website at price points primarily from $185 to $300.  The line consists of approximately 40 styles that are manufactured with high quality leather around an exclusive comfort technology.  The products contain the patented flax seed construction which is the first successful application of a displaceable solid that conforms to the foot.  The product line was launched in 2007.

Unlisted

Unlisted products are designed and targeted to the younger, trendier consumer market, the country’s largest consumer base of fashion merchandise.  The Unlisted brand was developed to expand the Company’s sales into a younger, more moderately priced business and includes men’s footwear, women’s footwear and handbags.

Unlisted footwear provides the young consumer with a wide selection of footwear with contemporary styling and quality at affordable prices. Unlisted women’s footwear includes not only fashion styles, but also evening styles, basic pumps and loafers that generally retail at price points ranging from $30 to $50 with approximately 60 styles per season.  The men’s footwear line includes casual and dress assortments in a variety of fashion styles, with approximately 50 styles per season.  Unlisted men’s footwear appeals to a broader young men’s market with shoes that range at retail price points from $50 to $80.

Bongo

Bongo products are designed for the junior consumer market and are sold through mid-tier department and specialty stores.  The brand brings fashion and style at reasonable price points to the junior market.  The women’s footwear line has a wide variety of casual and dress styles including pumps, boots and sandals.  The price points for the women’s line range from $30 to $50 with approximately 40 styles per season.

Le Tigre

The Le Tigre brand consists of a variety of product classifications and is primarily oriented towards a youthful customer interested in a sporty and colorful branded lifestyle aesthetic.  Le Tigre products are designed to be worn primarily on casual occasions.

In November 2007, the Company entered into a licensing arrangement with JCPenney permitting JCPenney to carry an assortment of items in its stores.  The apparel offerings under the Le Tigre brand include a range of casual polo shirts, woven shirts, active knits, sweaters, bottoms, and handbags.  The products at JCPenney retail in the $10 to $45 price range.  The Company anticipates that JCPenney will roll out other classifications of Le Tigre products, including watches, sunglasses and cold weather items.

Business Segments

Wholesale Operations

The Company strives to provide affordable fashion footwear, handbags, apparel and accessories with consistent marketing and management support to its wholesale customers.  The Company provides this support by producing strong image-driven advertising, offering creative quality products and maintaining adequate inventory levels of new products as well as products included in the Company’s open stock program.  The Company employs a sales force, as well as corporate account specialists, to sell its products and to manage its relationships with its wholesale customers.   Duties of these employees include analyzing and monitoring the wholesale customers’ selling information.

The Company’s products are distributed to approximately 1,500 wholesale accounts for sale in approximately 5,700 store locations in the United States.  The Company markets its branded products to major department stores and chains, such as Macy’s and Dillard Department Stores, and upscale specialty retailers, including Bloomingdales and Nordstrom.  In addition, the Company sells out-of-season branded products and overruns through its Company Stores and to off-price retailers.

The Company markets its product lines and introduces new styles at separate industry-wide footwear, handbag and apparel tradeshows that occur several times throughout the year in New York, Las Vegas, Milan and at various regional shows.  These tradeshows also afford the Company the opportunity to assess preliminary demand for its products.  After each show, the Company’s sales force and corporate account specialists visit customers to review the Company’s product lines and to secure purchase commitments.  The Company’s products are also displayed at showrooms in New York.

Private Label

The Company designs, develops and sources private label footwear and handbags for selected retailers.  These private label customers include major retailers that do not purchase the Company’s brands.  The Company’s private label business requires minimal overhead and capital because the Company does not typically incur any costs related to importing, shipping or warehousing of inventory, all of which are usually borne by the private label customer.

Canada

The Company manages its Canadian footwear and handbag operations from its New York City headquarters with a sales staff and third-party distribution center in Canada. The Company markets its branded products in Canada to independent specialty retailers and large department stores, including Sears Canada, Browns, Townshoe, The Bay, Sterling and Friedmans.  The branded products marketed in Canada include Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted men’s and women’s footwear, as well as Kenneth Cole New York handbags and Kenneth Cole Reaction children’s footwear and handbags.

International

In 2007, the Company expanded wholesale footwear and handbag distribution into Germany and Spain while exploring other opportunities in the European market.  During 2008, wholesale distribution in Europe expanded to approximately 10 countries.

Consumer Direct Operations

Retail Operations

The Company continues to pursue opportunities to enhance and strengthen its retail operations.  At December 31, 2008, the Company operated 43 Kenneth Cole New York full-priced retail stores and 53 Company Stores under the Kenneth Cole New York name.  The Company opened eleven Company Stores (“outlets”) in 2008 and plans on opening twelve to fifteen locations in 2009.  In its full-priced retail stores, the Company modified its stock position through balanced assortments and adjusted its price points to align the price-value relationship of the Company’s brands, which the Company believes will contribute to improved operating performance.  In addition, the Company continued to evaluate its real-estate portfolio to identify unproductive stores, and as a result closed eight full-priced retail stores in 2008 and will close three to five additional full-priced retail stores in 2009.

The Company believes its full-priced retail stores provide a showcase for the brand and all product categories merchandised in an engaging selling environment.  The Company believes that these stores complement its wholesale business by building brand awareness, and enabling the Company to reach consumers who prefer the environment of a retail store.  The customer is presented with a broad assortment of footwear, handbags, apparel and accessories that is enhanced through merchandising and personalized service to optimize the customer experience.  The Company believes that its retail stores further enhance its image and represent an opportunity for revenue and earnings growth.

A portion of the products sold in the Company’s full-priced retail stores are sourced exclusively for those stores to differentiate the product mix from that of its wholesale customers.  Similarly, a portion of the products sold in Company Stores (“outlets”) are sourced exclusively for those stores to differentiate their product mix from that of full-priced retail stores and wholesale customers.

 Internet

The Company maintains a website to provide information regarding the Company and its products, as well as to conduct online business.  The Company’s website, www.kennethcole.com, is regularly enhanced to enable consumers to purchase directly from the Company online.

The Company also maintains two toll-free telephone numbers (1-800-KEN-COLE and 1-800-UNLISTED), which provide customer service and answers to product-related questions.  In July 2008, the Company outsourced customer care, fulfillment and website responsibilities related to its internet business to a third party that provides direct-to-customer e-commerce services.

Licensing

Domestic Licensing

The Company views its licensing agreements as a vehicle to serve its customers better by extending its product offerings, thereby allowing more consumers to meet their fashion apparel and accessory needs without compromising on price, value or style.  The Company considers entering into licensing and distribution agreements with respect to certain products if such agreements provide more effective sourcing, marketing and distribution of such products than could be achieved internally.  The Company continues to pursue opportunities in new product categories that it believes to be complementary to its existing product lines.

Licensees range from small to medium-sized manufacturers to companies that are among the industry leaders in their respective product categories.  The Company selects licensees that it believes can produce and service quality fashion products consistent with the Kenneth Cole New York, Kenneth Cole Reaction and Unlisted brand images.  In September 2007, the Company acquired the Le Tigre trademark and other intellectual property associated with the Le Tigre brand and launched the brand at JCPenney in Spring 2008 through a licensing agreement.

The Company communicates its design direction and coordinates all marketing efforts with its licensees.  The Company generally grants licenses for three to five year terms with renewal options, limits licensees to certain territorial rights and retains the right to terminate the licenses if certain specified sales levels are not attained.  Each license provides the Company with the right to review, inspect and approve all product designs and quality and approve any use of its trademarks in packaging, distribution, advertising and marketing.  The Company plans to continue to draw upon Kenneth Cole’s creative strength and the Company’s marketing resources to enhance brand definition with its licensing partners.

The following table summarizes the Company’s product categories being retailed under its licensing agreements at the end of 2008 for the Kenneth Cole New York, Kenneth Cole Reaction, Unlisted and Le Tigre brands:

	Kenneth Cole	Kenneth Cole
Product Category	New York	Reaction	Unlisted	Le Tigre

Men’s Tailored Clothing	X	X
Men’s Sportswear				X
Men’s Outerwear	X	X
Men’s Underwear	X
Men’s Neckwear	X	X	X
Men’s Dress Shirts	X	X	X
Men’s Casual Pants		X
Men’s Small Leather Goods	X	X	X
Men’s Belts	X	X
Men’s Coldweather	X	X		X
Men’s Socks	X	X	X
Women’s Apparel		X	X	X
Women’s Outerwear	X	X
Women’s Small Leather Goods	X	X	X	X
Men’s/Women’s Sleepwear			X
Men’s/Women’s Jewelry	X	X
Men’s/Women’s Swimwear	X	X
Men’s/Women’s Watches	X	X	X
Men’s/Women’s Optical Frames	X	X
Men’s/Women’s Luggage/Briefcases	X	X	X
Men’s/Women’s Sunglasses	X	X	X	X
Men’s/Women’s Fragrances	X	X
Children’s Apparel		X		X

All of the Company’s licensees of the Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted brands are required to contribute to the Company a percentage of their net sales of licensed products, subject to minimum amounts, for the ongoing marketing of the Kenneth Cole brands.

The Company currently has a corporate gift program, whereby corporate customers are sold Kenneth Cole items for award and recognition programs.  During 2008, the Company licensed this operation to a third party provider.  Orders are drop-shipped from the Company’s licensees or its warehouses.  The Company believes this is another avenue to enhance customer awareness and strengthen market position of its various brands.

International Licensing

The Company sells its products through distributors and licensees to wholesale customers and direct retailers in international markets including Canada, Mexico, parts of Europe, the Middle East, parts of Asia, Central America, parts of South America and the Caribbean Islands.  The Company also continues to grow its international presence through broader wholesale distribution of watches, fragrance and eyewear while continuing to explore markets throughout the world.

In North America, the Company, directly and through licensing arrangements, continues to sell and market its products in Canada.  The majority of product classifications available domestically are also available in Canada.  Currently, the Company maintains direct distribution of its footwear and handbag businesses in Canada and manages this business from its New York City headquarters through its Wholesale segment.  The Company’s Latin American licensee agreement covers Mexico, Latin America, South America and the Caribbean, with the exception of Brazil, Argentina and Uruguay.  Currently, the Company’s licensee operates 39 stores and various shop-in-shops in this region.  In Europe, the Company’s licensee sells footwear, luggage, small leather goods and handbags to department stores within the United Kingdom and has also entered into an exclusive arrangement with a leading department store to sell men’s tailored clothing, dress shirts and neckwear in the United Kingdom.  Within the Middle East and Asia, the Company’s licensees maintain 27 retail stores and numerous shop-in-shops at local department stores.  The stores are located in the United Arab Emirates, Israel, Bahrain, Kuwait, Oman, the Philippines, Thailand and Taiwan.

The Company realizes the critical role that licensees have on the strategic plan to reposition Kenneth Cole as an accessible luxury brand, and on the growth and development of Kenneth Cole and its diffusion brands.  Therefore, the Company takes significant care to strategically align itself with viable business partners around the world.  The Company is strategically planning the expansion of its international licensing programs as a means of developing a truly global brand.  The Company’s international sales generate approximately 4% of its total revenue.  See Note 10 to the Consolidated Financial Statements for a measure of foreign revenues.

Design

Kenneth D. Cole, the Company’s Chairman and Chief Creative Officer, founded the Company in 1982 and its success to date is largely attributable to his design talent, creativity and marketing abilities.  Mr. Cole selects designers to work with him in the creation and development of new product styles.  Designers collaborate with Mr. Cole to create designs that they believe fit the Company’s image, reflect current or approaching trends and can be manufactured cost-effectively.

The Company’s design teams constantly monitor fashion trends and search for new inspirations.  Members of the various teams travel worldwide to assess fashion trends in Europe, the United States and Asia and work closely with retailers to monitor consumer preferences.  Once the initial designs are complete, a prototype is developed, reviewed and refined prior to commencement of production.

In order to reduce the impact of changes in fashion trends on the Company’s product sales and to increase the Company’s profitability, the Company continuously seeks to develop new core product styles that remain fashionable from season to season without significant changes in design or styling.  Since these core styles are seasonless, retailers’ inventories of core styles tend to be maintained throughout the year and reordered as necessary, primarily through electronic data interchange (“EDI”).

Sourcing

The Company does not own or operate any manufacturing facilities.  Instead, it sources its branded and private label products directly or indirectly through independently-owned manufacturers primarily in Italy and China, among other European and Asian locations.  The Company maintains an office in Dongguan, China and has long-standing relationships with several independent buying agents to monitor the production, quality and timely distribution of the Company’s products from its manufacturers.  It sources each of its product lines separately, based on the individual design, styling and quality specifications of such products.  Approximately 42% and 47% of total handbag purchases came from two manufacturers in China during the years ended December 31, 2008 and 2007, respectively.  Approximately 40% of Kenneth Cole New York and Kenneth Cole Reaction men’s footwear purchases were from two manufacturers in China during the year ended December 31, 2008 and 42% were from one manufacturer in China utilizing many different factories during the year ended December 31, 2007.  In addition, approximately 61% and 52% of Kenneth Cole Reaction women’s footwear purchases were sourced through two Chinese manufacturers during the years ended December 31, 2008 and December 31, 2007, respectively.  The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company’s production needs.  Many of these manufacturers, however, subcontract a portion of such purchases to ensure the consistent and timely delivery of quality products.  The Company is a significant customer of several of these manufacturers and has established long-standing relationships with them.  While the Company believes it has alternative manufacturing sources available to meet its current and future production requirements, there can be no assurance that, in the event the Company is required to change its current manufacturers, alternative suppliers will be available on terms comparable to the Company’s existing arrangements.

In advance of the Fall and Spring selling seasons, the Company works with its manufacturers to develop product prototypes for industry tradeshows.  During this process, the Company works with the manufacturers to determine production costs, materials, break-even quantities and component requirements for new styles.  Based on indications from the tradeshows and initial purchasing commitments from wholesalers, the Company will place production orders with the manufacturers.  In addition, the Company has a program, “test and react,” whereby prototypes are rushed to its own retail stores immediately after completion to determine initial consumer response and purchase behavior.  Successful styles, consumer acceptance and demand are used to adjust factory production and line development prior to initial season shipping.  As a result of the need to maintain in-stock inventory positions, the Company places manufacturing orders for open stock and certain fashion products prior to receiving firm commitments from its customers.  Once an order has been placed, the manufacturing and delivery time ranges from three weeks to four months depending on whether the product is new or is currently in production.  Throughout the production process, the Company monitors product quality through inspections at both the factories and upon receipt at its warehouses.  To control inventory levels, the Company monitors sell-through data on a weekly basis and seeks input on product demand from wholesale customers and its retail stores to adjust production as needed.

Advertising and Marketing

The Company believes that advertising to promote and enhance its brands is an integral part of its long-term growth strategy.  The Company believes that its advertising campaigns have brought it national and international recognition for its timely focus on current events and social issues and have resulted in increased sales and consumer awareness.  The campaigns also feature fashionable products to broaden the Company’s lifestyle appeal.  Advertising appears in magazines such as Vogue, GQ, Details, Vanity Fair, and InStyle, newspapers, outdoor, online and other media advertising.  The majority of the Company’s licensees are required to contribute to the Company a percentage of their net sales of licensed products, subject to minimums, for the advertising and promotion of the image of the Company’s brands.  In addition, the Company believes personal appearances by Kenneth D. Cole further enhance the Company’s brand awareness and equity.

The Company utilizes its in-house staff for marketing, advertising and public relations efforts enabling the Company to maintain the integrity of its brands.  It will also retain outside advertising agencies periodically to assist in the development of creative campaigns and will use outside advertising firms to coordinate its international advertising effort.

In order to continue to strengthen brand awareness of its products and increase sales, the Company is actively involved in development, marketing and merchandising programs for its wholesale customers.  As part of this effort, the Company utilizes cooperative advertising programs, sales promotions and produces trade show sales tools and direct mail programs which feature a variety of branded products marketed by the Company and its licensees.  As a result of these internal productions, the Company believes that there is a singular focus, strong synergy and consistency in all of the Company’s communications.

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

In 2008, the Company, along with its licensees, began its silver anniversary campaign celebrating its 25th anniversary through a year-long calendar of events, print advertising and creative marketing.  In addition, Kenneth D. Cole published and launched his second book “Awearness,” a collection of inspiring stories about how to make a difference through volunteerism and service.  The Company believes the campaign and the book have heightened awareness of the Company, its brands, products and social concerns.

Distribution

To facilitate distribution, the Company’s products are inspected, bar coded, packed and shipped from manufacturers by ocean or air to the Company’s distribution facilities located in the United States and Canada.  The Company utilizes fully-integrated information systems and bar code technology to facilitate the receipt, processing and distribution of products through third-party warehouse distribution centers.  The products are then shipped to the Company’s wholesale and direct customers either in predetermined sizes, in case packs or under its open stock program.  The Company’s open stock program allows its wholesale customers to reorder, typically via EDI, core basic styles in a range of colors and sizes as well as many fashion styles, for immediate shipment. While the open stock program requires an increased investment in inventories, the Company believes this program is an important service for its wholesale customers by allowing them to manage inventory levels more effectively.  The Company expects that affording customers improved flexibility in ordering specific stock keeping units (“SKUs”) in smaller quantities will ultimately reduce the incidence of markdowns and allowances.

The Company has capitalized on its centralized distribution facilities to provide additional support to its retail store operations on shipments of footwear, handbags and apparel.  The Company’s EDI program is also used to re-supply its retail store on a variety of products, thereby enhancing its service to the Company’s retail operations through improved inventory management and customer response.  To facilitate distribution, the Company has third-party public warehouses located on both the east and west coasts of the United States, as well as in Canada, to accommodate merchandise imported from Asia, Europe and South America.  The Company uses its third-party internet service provider to provide distribution and warehousing as part of the fulfillment agreement, while the Company supplies merchandise to the provider based on customer demand.

Information Technologies

The Company believes that sophisticated information systems are essential to the Company’s ability to maintain its competitive position and to support continued growth.  The Company’s management information systems were designed to provide, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution and marketing aspects of the Company’s business.  The Company continues to update and enhance its distribution and financial systems with newer technology that offers greater functionality and reporting capabilities.  The Company also utilizes an EDI system that provides a computer link between the Company and many of its wholesale customers, as well as its retail operations, that enable the Company to receive online orders and to accumulate sales information on its products shipped to its wholesale customers, retail stores and internet customers.  The Company’s EDI system also improves the efficiency of responding to customer needs and allows both the customer and the Company to monitor purchases, shipments and invoicing. In its retail stores, the Company uses point-of-sale registers to capture sales data, track inventories, traffic and generate EDI replenishment orders.

The Company regularly evaluates the adequacy of its information technologies and upgrades such systems to support its growth.  In 2006, the Company signed a software license agreement with SAP America, Inc. (“SAP”) and implemented an integrated business platform, using SAP software products, across the Company’s full-priced retail stores and Company Stores.  The Company believes that failure to continue to upgrade and enhance its management information systems to support growth and expansion, either in its internal systems or in systems of third parties, could have a material adverse effect on the Company’s financial condition and its results of operations.

In 2008, the Company outsourced customer care, fulfillment and website responsibilities to GSI.  The GSI e-commerce platform improves functionality and has been interfaced with the Company’s SAP retail store system.

Trademarks

The Company, through its wholly-owned subsidiary, Kenneth Cole Productions (LIC), Inc., owns federal registrations for its principal trademarks Kenneth Cole, Kenneth Cole New York, Kenneth Cole Reaction, Reaction, Kenneth Cole Collection and Unlisted as well as several other ancillary and derivative trademarks.  In September 2007, the subsidiary acquired the Le Tigre trademark and other intellectual property associated with the Le Tigre brand.  Each of the federal registrations is currently in full force and effect and is not the subject of any legal proceedings.  In addition, the Company has several federal applications pending in the United States Patent and Trademark office for trademarks and service marks.  Moreover, the Company continues to expand its current international registrations in numerous countries throughout the world.  The Company regards its trademarks and other proprietary rights as valuable assets in the marketing and distribution of its products, and fully intends to maintain, renew and protect the registrations, as well as vigorously defend all of its trademarks against infringements.  In January 2006, the Company acquired the Gentle Souls trademark, a related patent application, certain other trade secrets and proprietary processes, and other intellectual property and goodwill associated with the Gentle Souls brand.

Competition

Competition in the footwear, handbag and apparel industries is intense and these product classifications are subject to rapidly changing consumer demands.  The Company competes with numerous designers, brands and manufacturers of footwear, handbags, apparel and accessories, some of which are larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than the Company.  The Company also competes for the limited shelf-space available for the display of its products to consumers, and the Company’s licensed apparel and accessories also compete with a substantial number of designer and non-designer brands.  Moreover, the general availability of contract manufacturing capacity allows access by new market entrants.  The Company believes the success of its business depends on its ability to stimulate and respond to changing consumer preferences by producing innovative and attractive products, brands and marketing, while remaining competitive in quality and price.

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

In order to reduce the risk of exchange rate fluctuations, the Company may enter into forward exchange contracts to protect the future purchase price of inventory denominated in Euros.  These Euro dollar forward exchange contracts are used to reduce the Company’s exposure to changes in foreign exchange rates and are not held for the purpose of trading or speculation.

Import Restrictions

Although most of the goods sourced by the Company are not currently subject to quotas, countries in which the Company’s products are manufactured may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products.  In addition, the United States may impose new duties, tariffs and other restrictions on imported products, any of which could have a material adverse effect on the Company’s operations and its ability to import its products at current or increased quantity levels.  In accordance with the Harmonized Tariff Schedule, a fixed duty structure in effect for the United States, the Company pays import duties on its products.  The majority of its products have import duties that primarily fall within a range of approximately 6% to 37.5%, depending on the category and the principal component of the product.  Other restrictions on the importation of footwear, apparel, and other products are periodically considered by the United States government and no assurance can be given that tariffs or duties on the Company’s goods may not be raised, resulting in higher costs to the Company, or that import quotas restricting such goods may not be imposed or made more restrictive.

Seasonality

The Company’s products are marketed primarily for Fall and Spring seasons, with slightly higher volume of wholesale products sold during the first and third quarters.  The Company’s retail business follows the general seasonal trends that are characteristic of the retail industry, with sales and earnings highest in the fourth quarter and weakest in the first quarter.  Because the timing of wholesale shipments of products for any season may vary from year to year and retail’s highest sales and earnings are in the fourth quarter, the results for any one quarter may not be indicative of the results for the full year.  In 2008, the fourth quarter results were significantly impacted by the severe deterioration in the economy during the quarter, which negatively impacted the Company’s fourth quarter and full year results.

Customers

The Company’s department store customers include major United States retailers, several of which are under common ownership.  In 2008 and 2007, the Company had no customer or group under common ownership account for more than 10% of consolidated sales.  The Company’s ten largest customers represented 39.0% and 43.1% of the Company’s net sales for the years ended December 31, 2008 and 2007, respectively.

Backlog

The Company had unfilled wholesale customer orders, including sportswear, through the end of the second quarter of $42.0 million and $56.1 million as of March 7, 2009 and March 8, 2008, respectively.  The Company’s backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of its core products through the Company’s open stock program.  Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

Sales Returns and Allowances

The Company’s ability to collect chargebacks for deductions taken by its customers for returns, discounts and allowances as well as potential future customer deductions is significant to its operations.  The Company reserves against known chargebacks as well as potential future customer deductions based on a combination of historical activity and current market conditions.  Actual results may differ from these estimates under different assumptions or conditions, which may have a significant impact on the Company’s results.

Employees

At December 31, 2008, the Company had approximately 1,800 employees (which include approximately 900 part-time employees), none of whom are covered under a collective bargaining agreement.  The Company considers its relationship with its employees to be satisfactory.

Directors and Executive Officers

Name	Age	Present Position

Kenneth D. Cole	54	Chairman of the Board of Directors and Chief Creative Officer
Jill Granoff	46	Chief Executive Officer
David P. Edelman	47	Chief Financial Officer and Treasurer
Michael F. Colosi	43	Senior Vice President and General Counsel and Corporate Secretary
Jeffrey Cohen	55	President of Consumer Direct
Michael DeVirgilio	40	President of Licensing and International
Danesha Dixon Smith	36	Senior Vice President, Human Resources
Kristen Dykstra	37	Senior Vice President, Chief Marketing Officer
Douglas Jakubowski	45	Chief Merchandising Officer
Chris Nakatani	45	President of Wholesale
Ryan M. O’Sullivan	35	President of the Le Tigre Division
Martin E. Franklin	44	Director
Robert C. Grayson	63	Director
Denis F. Kelly	59	Director
Philip R. Peller	69	Director

Kenneth D. Cole has served as the Company’s Chairman of the Board since its inception in 1982 and was also President until February 2002 and Chief Executive Officer until May 2008.  Prior to founding Kenneth Cole Productions, Inc., Mr. Cole was a founder and, from 1976 through 1982, a senior executive of El Greco, Inc., a shoe manufacturing and design company which manufactured Candies women’s shoes. Mr. Cole is the Chairman of the Board of Directors of the Foundation for AIDS Research (“amfAR”). In addition, he is on the Board of Trustees of the Sundance Institute and the Council of Fashion Designers of America.

Jill Granoff joined the Company as its Chief Executive Officer in May 2008.  Ms. Granoff was most recently employed with Liz Claiborne Inc. (“Liz Claiborne”) where she was the Executive Vice President of Direct Brands, responsible for Juicy Couture, Lucky Brand Jeans, Kate Spade and its Outlet and E-Commerce businesses.  Prior to joining Liz Claiborne, Ms. Granoff was President and Chief Operating Officer of Victoria Secret Beauty, a division of Limited Brands, where she worked from 1999 to 2006.  From 1990 to 1999, Ms. Granoff held various executive positions at The Estee Lauder Companies.  Ms. Granoff is a member of the Executive Committee of the Board of Governors of Cosmetic Executive Women and The Women’s Forum.

David P. Edelman was appointed as the Chief Financial Officer in July 2004.  He joined the Company in January 1995 and served as the Company’s Senior Vice President of Finance since April 2000.  Before joining the Company, Mr. Edelman was Chief Financial Officer of a women’s suit wholesaler, and he was employed for 10 years as a Certified Public Accountant with Ernst & Young (“E&Y”) in various specialty groups including E&Y’s National Consulting Office and its Retail and Apparel Audit Group.  Mr. Edelman serves on the Board of Directors of the American Apparel and Footwear Association.

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

Jeffrey Cohen was named President of Consumer Direct in March 2008.  He joined the Company as Divisional President of Company Stores in October 2006.  Previously, he served as President of Retail at Calvin Klein, Inc., Guess? and Ecko Unlimited.  Mr. Cohen served as President of Retail at Tommy Hilfiger, Inc. from 1993 to 2000.  Prior to 1993, Mr. Cohen served as President of Retail with Polo Ralph Lauren (“Polo”) and held other executive positions during his ten years with Polo.

Michael DeVirgilio was named President of Licensing and International in February 2009.  Mr. DeVirgilio previously served as Executive Vice President of Business Development from January 2006 to February 2009.  He served as Senior Vice President of Licensing from May 2005 to January 2006.  Prior to that, he served as Corporate Vice President of Licensing and Design Services from March 2002 to May 2005.  From 1999 to 2001, Mr. DeVirgilio served as Divisional Vice President of Licensing.  Mr. DeVirgilio joined the Company as Director of Licensing in 1997.  Prior to joining the Company, Mr. DeVirgilio was Director of Merchandising for the Joseph & Feiss Company (a division of Hugo Boss, USA).

Danesha Dixon Smith joined the Company as Senior Vice President of Human Resources in October 2008. She previously worked at Liz Claiborne, Inc. in positions of increasing responsibility culminating in her appointment as Senior Vice President, Human Resources. From April 2005 to April 2007, Ms. Smith was the Vice President of Human Resources at Cendant Corporation where she worked in the company’s real estate division. Ms. Smith also held numerous leadership positions at the Home Depot.

Kristen Dykstra joined the Company as Senior Vice President, Chief Marketing Officer in August 2008. Ms. Dykstra was previously employed by BCBG Max Azria Group, Inc. from October 1997 to July 2008, where she most recently served as Senior Vice President of Global Marketing and Public Relations. Prior to BCBG, Ms. Dykstra worked at various public relations and advertising agencies including Orsi Public Relations and Lord Dentsu & Partners, a division of Young & Rubicam.

Douglas Jakubowski was named Chief Merchandising Officer in February 2009.  Mr. Jakubowski previously served as President of Kenneth Cole – Apparel and Corporate Relations from October 2007 to February 2009.  He previously served as President of the Kenneth Cole Reaction brand and Senior Vice President of Reaction from July 2005 to October 2007.  Prior to joining the Company, Mr.  Jakubowski served as President of Perry Ellis Menswear from 2003 to 2005.  From 1997 to 2003, he served as Executive Vice President of Merchandising and Design for Perry Ellis Sportswear.  Prior to joining Perry Ellis, Mr. Jakubowski held various management positions including Vice President of Sales and Marketing at International News, and Director of Marketing and Sales at Koral Industries.

Chris Nakatani joined the Company as President of Wholesale on March 9, 2009.  Mr. Nakatani was most recently employed with Perry Ellis International where he was the Corporate EVP Strategic Planning, responsible for three separate wholesale divisions.  From 1998 to 2006, Mr. Nakatani was employed by Tommy Hilfiger in roles of increasing responsibility including his last position as President of Sales & Planning.  Prior to Tommy Hilfiger, Mr. Nakatani was employed by Polo Ralph Lauren from 1989 to 1998 where he served in roles of increasing responsibility including those in sales and merchandising.  He started his career at Nordstrom.

Ryan M. O’Sullivan joined the Company as President of the Le Tigre Division in January 2008. He was previously the Managing Member and a Founder of Le Tigre LLC where he held the position of Chief Executive Officer since 2002. Mr. O’Sullivan is also a Founder of MT Trading LLC, a financial services firm with offices in New York, Philadelphia, and Boston, and a Senior Advisor to Equator LLC, an asset management firm specializing in the creation and management of environmental assets worldwide. Additionally, Mr. O’Sullivan has held senior positions in the Capital Markets and Investment Banking Divisions of several large investment and commercial banks including Morgan Stanley Dean Witter and Wachovia Bank.

Martin E. Franklin has served as the Chairman and Chief Executive Officer of Jarden Corporation since 2001.  He has served as Director of GLG Partners, Inc. since 2006.  Mr. Franklin has served as the Chairman of Liberty Acquisitions Holdings, Corp and Liberty Acquisition Holdings (International) Company since 2007.  Previously Mr. Franklin served as Executive Chairman of Bollé Inc. from 1997 to 2000.  He also held the position of Chairman and CEO of Lumen Technologies, Inc. from 1996 to 1998, and its predecessor, Benson Eyecare Corporation, from 1992 to 1996.  Mr. Franklin is currently a member of the Board of Directors of the Jewish Theological Seminary of America and One Family Fund, and various other charitable organizations.

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

Available Information

The Company files its annual, quarterly and current reports and other information with the SEC.  The certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to the annual and quarterly reports on Form 10-K and Form 10-Q, respectively.  In addition, the Company has provided the annual certification to the New York Stock Exchange.  The Company’s annual reports on Form 10-K, quarterly reports on

Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge in the “Investor” section under the subheading  “About Us” on the Company’s website, www.kennethcole.com.  These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after such reports are filed with or furnished to the SEC.  The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding the Company, which is available at http://www.sec.gov.

In addition, the Company’s website, www.kennethcole.com, includes, free of charge, items related to corporate governance matters, including the Company’s Corporate Governance Guidelines, charters of various committees of the Company’s Board of Directors and the Company’s Code of Business Conduct and Ethics applicable to employees, officers and directors.  A printed copy of the Company’s Form 10-K, Corporate Governance Guidelines and Code of Business Conduct and Ethics is available without charge by sending a written request to:  Investor Relations, Kenneth Cole Productions, Inc., 400 Plaza Drive, Secaucus, NJ  07094.

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

The Company’s sales are influenced by general economic cycles and the current economic situation.

Footwear, apparel and accessories are cyclical industries dependent upon the overall level of consumer spending.  The Company’s wholesale customers may anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders.  As a result, any of the following could reduce the Company’s sales and adversely affect its business and financial condition: a substantial deterioration in general economic conditions, consumer confidence and spending levels, consumer credit availability, global factory production, commercial real estate market conditions, or credit market conditions; a substantial increase in fuel and energy costs, unemployment, or interest rates; and any adverse acts of nature or political events.

The current economic situation is having a significant negative impact on businesses around the world, including some of the Company’s customers, suppliers and licensees.  Although the Company believes that its cash position will provide it with liquidity sufficient to endure the current environment, the impact of current market conditions on the Company’s major customers, suppliers and licensees cannot be predicted and may be severe.  The inability of major manufacturers to ship products could impair the Company’s ability to meet the delivery date requirements of the Company’s customers. A disruption in the ability of the Company’s significant customers and licensees to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of the Company’s products and the inability or failure on their part to meet their payment obligations to the Company, any of which could have a material adverse effect on the Company’s results of operations.  Additionally, consumer demand for the Company’s merchandise has been impacted by negative trends in consumer confidence and other economic factors currently impacting consumer spending behavior.  Furthermore, the Company derives a relatively insignificant portion of its sales from international markets, which enhances its exposure to domestic economic conditions.

The footwear, apparel and accessory industries are highly competitive.  Any increased competition could result in reduced sales or margins.

Competition in the footwear, apparel and accessory industries is intense.  The Company’s products compete with other branded products within their product categories as well as with private label products sold by retailers, including some of the Company’s customers.  To varying degrees, depending on the product category involved, the Company competes on the basis of style, price, quality, comfort and brand prestige and recognition, among other considerations.  The Company also competes with numerous manufacturers, importers and distributors of footwear, apparel and accessories for the limited shelf-space available for the display of such product to the consumer.  Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants.  Some of the Company’s competitors are larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than the Company.

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

In the future, retailers may continue to have financial problems, consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could further increase the concentration of the Company’s customers.  The loss of any of the Company’s largest customers, or the bankruptcy or material financial difficulty of any customer, could have a material adverse effect on its business.  The Company does not have long-term contracts with any of its customers, and sales to customers generally occur on an order-by-order basis.  As a result, customers can terminate their relationships with the Company at any time or under certain circumstances cancel or delay orders, which could reduce the Company’s sales and adversely affect its business condition.

The success of the Company’s business depends on its ability to attract and retain key employees.

The Company is heavily dependent on its current executive officers and management.  The loss of any of its executive officers or management, including but not limited to, Kenneth D. Cole, or the inability to attract and retain qualified personnel could delay the development and introduction of new products, harm the Company’s ability to sell products, damage the image of its brands and/or prevent the Company from executing its business strategy.

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

Although the majority of the goods sold by the Company are not currently subject to quotas, countries in which the Company’s products are manufactured may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products and the United States may impose new duties, tariffs and other restrictions on imported products, any of which could adversely affect the Company’s operations and its ability to import its products at the Company’s current or increased quantity levels.  Other restrictions on the importation of footwear and the Company’s other products are periodically considered by the United States Congress and no assurances can be given that tariffs or duties on the Company’s goods may not be raised.  If tariffs are raised in the future, they will result in higher costs to the Company, and if import quotas are imposed or made more restrictive, the Company may not be able to source its goods at historical factories or at similar prices.

The voting shares of the Company’s stock are concentrated in one majority shareholder.

Currently, Kenneth D. Cole owns approximately 90% of the voting power and approximately 47% of the outstanding common stock of the Company.  As a result, Mr. Cole has the ability to control (i) the election of all of the Company’s directors other than the directors who will be elected by the holders of Class A Common Stock, voting separately as a class, and (ii) the results of all other shareholder matters.  Mr. Cole’s interests may differ from the interests of the other stockholders.

War, acts of terrorism, and natural disasters could affect the Company’s ability to procure, sell and deliver product.

In the event of actual or threatened war, acts of terrorism or the escalation of existing hostilities, or in the event of a natural disaster, the Company’s ability to procure its products from its manufacturers for sale to its customers may be negatively affected.  The Company imports a substantial portion of its products from other countries.  If it becomes difficult or impossible to import the Company’s products into the countries in which it sells its products, the Company’s sales and profit margins may be adversely affected.  Additionally, war, military responses to future international conflicts, and possible future terrorist attacks may lead to a downturn in the U.S. and/or international economies, which could have a material adverse effect on the Company’s results of operations.

The Company’s business is subject to risks associated with sourcing outside the United States.

Substantially all of the Company’s products are produced by independent manufacturers. The Company faces the risk that these third-party manufacturers with whom it contracts to produce its products may not produce and deliver its products on a timely basis, or at all.  The Company cannot be certain that it will not experience operational difficulties with its manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, and failures to meet production deadlines or increases in manufacturing costs.  The failure of any manufacturer to perform to the Company’s expectations could result in supply shortages for certain products and harm its business.

In addition, the Company’s foreign manufacturers may be adversely affected by additional factors such as political instability in countries where contractors and suppliers are located, imposition of regulations and quotas relating to imports, imposition of duties, taxes and other charges on imports, significant fluctuation of the value of the dollar against foreign currencies and restrictions on the transfer of funds to or from foreign countries.

The capacity of the Company’s manufacturers to manufacture its products also is dependent, in part, upon the availability of raw materials.  The Company’s manufacturers may experience shortages of raw materials, which could result in delays in deliveries of the Company’s products by its manufacturers or in increased costs to the Company.  Any shortage of raw materials or inability of a manufacturer to manufacture or ship its products in a timely manner, or at all, could impair the Company’s ability to ship orders of its products in a cost-efficient, timely manner and could cause the Company to miss the delivery requirements of its customers.  As a result, the Company could experience cancellations of orders, refusals to accept deliveries or reductions in its prices and margins, any of which could harm the Company’s financial performance and results of operations.

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

In addition, the Company’s royalty revenues could be affected by the results of its licensees or distributors, or the transition of any of its licensing categories in-house.  The financial difficulties of any of its partners or their failure to produce and deliver acceptable product could have an adverse impact on the Company’s royalty revenues in the future.  In the event of a business failure of any such partner or of the breakdown of the Company’s relationship with any domestic or foreign partner, there is no guarantee that the Company could replace such royalty revenues or business.

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

The Company relies on warehousing and distribution facilities operated by third parties in California, New Jersey and Ontario, Canada.  Any damage at any of these facilities due to fire, earthquake, flood, terrorist attack or any other natural or man-made cause, including operational or financial hardship of the provider or its capacity, could impair a portion of the Company’s inventory or its ability to use its warehousing and distribution facilities.

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

The loss or infringement of the Company’s trademarks and other proprietary rights, or its failure to procure these rights, could have a material adverse effect on its operations.

The Company believes that its trademarks and other proprietary rights are important to its success and competitive position.  Accordingly, the Company devotes substantial resources to the establishment and protection of its trademarks on a worldwide basis.  There can be no assurances that such actions taken to establish and protect the Company’s trademarks and other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company’s products as violative of their trademarks and proprietary rights.  In addition, the laws of certain foreign countries may not protect trademarks and proprietary rights to the same extent as do the laws of the United States.  During the course of the Company’s expansion of its trademark portfolio, it has experienced conflicts with various third parties that have acquired or claimed ownership rights in one or more of its trademarks or otherwise have contested the Company’s rights to its trademarks. The Company has in the past endeavored to resolve certain of these conflicts through both legal action and negotiated settlements.  There can be no assurances that the Company will be able to resolve such conflicts successfully or that others will not assert rights in, or ownership of, the Company’s trademarks and other proprietary rights.  Any litigation regarding Company trademarks or other proprietary rights could be time consuming and costly, and the loss of such trademarks and other proprietary rights, or the loss of the exclusive use of such trademarks and other proprietary rights, could have a material adverse effect on the Company’s operations.

Implementation of management information systems may impact the Company’s financial results.

During 2007, the Company implemented SAP information management software in its retail operations and considered further expansion of SAP as an entity-wide integrated system solution.  If any further implementation of SAP or new system enhancements is initiated, delays or computer and operational complications in connection with such implementation, could have a material adverse effect on the Company’s business, financial condition or results of operations.  Difficulties migrating existing systems to any new software or enhancements could impact the Company’s ability to design, produce and ship its products on a timely basis.

Seasonality of the Company’s business and the timing of store openings and closings could result in fluctuations in its financial performance.

The Company’s business is subject to seasonal fluctuations.  Historically, fourth quarter’s sales are typically higher due to holiday business.  Therefore, results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.  Quarterly results have been, and in the future will continue to be, significantly impacted by the timing of new store openings and their respective pre-opening costs, as well as store closings and related costs.  In 2008, the financial results of the Company were significantly impacted by severe deterioration of the economy in the fourth quarter, which negatively impacted the fourth quarter and full year results.

Adverse publicity could negatively affect public perception of the brand.

The Company’s results could be substantially affected by adverse publicity resulting from its products or its advertising.

Expiration of leases could result in fluctuations in the Company’s financial performance.

As retail store leases expire, the Company may not be able to renew them on acceptable terms or secure suitable replacement locations.  While the Company continues to explore new markets and is always evaluating new potential locations, some stores may close, and this may have an adverse impact on the financial operations of the Company’s Consumer Direct division.

The Company’s expectations of growth anticipate new store openings which are subject to many factors beyond its control.

Future growth in sales and profits in the Company’s Consumer Direct division will depend to some extent on its ability to increase the number of stores.  The lease negotiation and development timeframes, and the accomplishment of other milestones on which opening new stores depend, vary from location to location and can be subject to unforeseen delays.  The number and timing of new stores actually opened during any given period, and their associated contribution to net income for the period, will depend on a number of factors including, but not limited to: the identification and availability of suitable markets, locations, and leases; the negotiation of acceptable lease terms for new locations; the development of new merchandise and effective management of inventory to meet the needs of new and existing stores on a timely basis; the successful management of its infrastructure to accommodate new store openings; the fostering of current relationships and development of new relationships with vendors that are capable of supplying a greater volume of merchandise; the availability of suitable financing to the Company and its landlords; the timing of the delivery of the leased premises to the Company from its landlords in order to commence build-out construction activities; the ability of the Company and its landlords to obtain all necessary governmental licenses and permits to construct, open, and operate its stores on a timely basis; the Company’s ability to manage the construction and development costs of new stores, and the availability and/or cost of raw materials; the avoidance of construction delays and cost overruns in connection with the build-out of new stores; the rectification of any unforeseen engineering or environmental problems with the leased premises; adverse weather during the construction period; and the hiring and training of qualified operating personnel in the local market.  Any of the above factors could have a material adverse impact on the Company’s financial condition.

The Company’s plans to expand its store base may not be successful and may not result in an increase in its revenues even though they increase costs. The Company will be required to enter into additional leases, increase its rental expenses and make capital expenditures for these stores. These commitments may be costly to terminate, and these investments may be difficult to recapture if the Company decides to close a store or alter its strategy.  The Company must offer a broad product assortment, appropriately manage retail inventory levels, operate effective retail systems, execute effective pricing strategies and integrate its stores into its overall business mix. In addition, the opening of stores may divert some revenues from its wholesale customers.  The increased demands of operating additional stores could cause the Company to operate less effectively, which could cause the performance of its existing operations to suffer materially. As a result, the Company’s revenues could decline and its profitability could be adversely affected.

The effects of hurricanes and other natural disasters may increase insurance costs for which the Company may take on higher deductibles if losses occur.

The Company has operations in flood, hurricane and earthquake zones.  As such, the Company has insured itself against losses from natural disasters.  The cost of such insurance could rise significantly as a result of the effects of future natural disasters throughout the United States.  To offset such costs, the Company may take on larger deductibles which, if aggregated through multiple disaster locations, could have a material effect on its results of operations.

Negative conditions in global credit markets may impair the Company’s marketable securities portfolio.

The Company has investments in auction-rate securities which reset every 28 days that are “double A” and “single A” rated debt obligations, and substantially all have insurers.   The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction-rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities.  If there is insufficient demand for the securities at the time of auction, the auction may not be completed and the interest rates may not be reset to predetermined interest rates.  When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.   If a decline in market value continues that is deemed other-than-temporary resulting in a writedown, the result could have a material effect on the Company’s results of operations.

The Company’s ability to collect receivables could be impacted by adverse economic conditions.

The Company’s factors collect and insure significant receivable balances.  If the global credit markets deteriorate or economic conditions worsen, the Company may be exposed to potential significant write-offs in the event of bankruptcy by its factors that could adversely impact its financial results.  In addition, challenging economic conditions may impair the ability of the Company’s customers to pay for products and licensees to pay royalties.  As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase.

The worldwide apparel industry is subject to ongoing pricing pressure, which could adversely affect the Company’s sales and margins.

The apparel market is characterized by low barriers to entry for both suppliers and marketers, intense competition, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, the ongoing emergence of new competitors with widely varying strategies and resources, consolidation in the retail industry, and pressure from retailers to reduce the costs of products. These factors contribute to ongoing downward pricing pressure.  This pressure may require the Company to: reduce wholesale prices on existing products; reduce gross margins across the Company’s product lines; and yield to increased retailer demands for allowances, incentives and other forms of economic support.  If the Company’s sales prices decline and the Company fails to reduce its product costs or operating expenses sufficiently, its losses could continue or grow. This could have a material adverse effect on the Company’s results of operations and financial condition.

The Company may experience continued contraction in its primary distribution channels.

In the United States, department stores are the primary distribution channels for the Company’s products.  Sales through these distribution channels could constrict, or the Company may be unable to increase sales of its products through these channels, for several reasons, including, but not limited to,: many of the Company’s primary customers are reducing the number of stores they operate, thereby reducing the number of doors into which the Company’s products can be sold; and these customers maintain — and seek to grow — substantial private-label and exclusive offerings as they strive to differentiate the brands and products they offer from those of their competitors.  The ability to maintain retail floor space, market share and sales in these channels depends on the Company’s ability to offer differentiated and exclusive products and to increase retailer profitability on its products, which could have an adverse impact on the Company’s margins.

The Company cannot assure the successful implementation of its long-term strategic plan.

The Company seeks to undertake a number of strategic initiatives, including extending certain of its brands, conducting and executing a strategic review of certain other of its brands, expanding its geographic coverage, and enhancing its operations. The success of its long-term strategic plan and its ability to execute this plan are subject to a variety of risks, including, but not limited to, the following:

●
The Company’s strategy involves the expansion of the Company’s retail stores.  The risks associated with that strategy are detailed above, under the heading “The Company’s expectations of growth anticipate new store openings which are subject to many factors beyond its control.”

●
As part of the Company’s strategic plan, it designated certain brands for strategic review, which includes the possible consolidation of certain lines into other brands or the licensure of brands to third parties.  There can be no assurances that the Company will identify the appropriate brands for strategic review or that the measures the Company takes with respect to those brands will yield the intended results.

●
Part of the Company’s strategic plan is the growth of the Le Tigre brand.  The growth of that brand cannot be assured.  In 2007, one of the Company’s subsidiaries signed an agreement with JCPenney to relaunch the Le Tigre brand at JCPenney. The success of Le Tigre at JCPenney, as well as the introduction of new product categories in both the U.S. and overseas under the Le Tigre label, may be negatively impacted in 2009 and beyond by ongoing economic uncertainty.  Additionally, the growth of the brand abroad may be challenged by difficulties procuring the necessary trademarks and proprietary rights.

●
The Company has previously announced structural realignment measures and other initiatives designed to yield substantial cost savings. There can be no assurances that the Company can successfully execute these measures or that they will produce the anticipated cost savings.

●
The Company lacks the distribution channels abroad that it has in the U.S., and it may have difficulty developing successful distribution strategies and alliances in each of the major countries that it has targeted for significant international growth.  Additionally, macroeconomic trends may continue to be extremely difficult, and could limit the Company’s ability to implement its growth strategies in select geographies.

The Company could suffer if one of its manufacturers fails to use acceptable labor practices.

The Company requires its independent manufacturers to operate in compliance with Company guidelines and applicable laws and regulations. While the Company’s internal and vendor operating guidelines promote ethical business practices, the Company does not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer used by the Company, or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical or appropriate in the U.S., could interrupt, or otherwise disrupt, the shipment of finished products to the Company or damage its reputation. Any of these, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

If the Company fails to maintain the value of its brands, its sales are likely to decline.

The Company’s success depends on the value of its brands. The brands under which the Company sells products are integral to its business as well as to the implementation of its strategies for expanding its business. Maintaining, promoting, and positioning the Company’s brands will depend largely on the success of its marketing and merchandising efforts and its ability to provide a consistent, high quality customer experience. Its brands could be adversely affected if it fails to achieve these objectives or if its public image or reputation were to be tarnished by negative publicity or consumer perception. Any of these events could result in decreases in sales.

The Company’s inability to maintain levels of comparable store sales could cause earnings to decline.

If the Company’s future comparable store sales fail to meet market expectations, its losses could continue or grow. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in merchandise mix, the success of marketing programs, timing and level of markdowns and weather conditions. These factors may cause comparable store sales results to be materially lower than recent periods or expectations, which could cause declines in quarterly earnings and stock price.

A reduction in the volume of traffic to the Company’s stores could significantly reduce sales and leave the Company with unsold inventory.

The Company’s stores are located in premiere shopping districts and shopping malls.  Sales at these stores are derived, in part, from the volume of traffic in those areas. The Company’s mall stores benefit from the ability of the malls’ “anchor” tenants, generally large department stores, and other area attractions to generate consumer traffic in the vicinity of its stores and the continuing popularity of the malls as shopping destinations.  Sales volume and traffic at mall stores could continue to be adversely affected by economic downturns, the closing of anchor department stores and competition from non-mall retailers and other malls where the Company does not have stores.  Any of these events, or a decline in the desirability of the shopping environment of a particular mall or area or in the popularity of shopping generally among the Company’s customers, would adversely affect the Company’s results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s corporate headquarters building is located at 603 West 50th Street, New York, New York.  The building is owned by the Company and has approximately 119,000 square feet of space.  The Company leases 51,000 square feet of office space in Secaucus, New Jersey for its administrative offices.  The Company also has a technical and administrative office in Dongguan, China and closed its office in Florence, Italy during 2008.  The Company does not own or operate any manufacturing facilities.  As of December 31, 2008, the Company leased space for all of its 43 full-priced retail stores (aggregating approximately 214,000 square feet) and 53 Company Stores (aggregating approximately 243,000 square feet).  Generally, the leases provide for an initial term of five to ten years and certain leases provide for renewal options permitting the Company to extend the term thereafter.  In addition, certain leases have co-tenancy failure options allowing the Company to terminate leases prior to contractual expiration dates based on specified terms not met by the landlord or the Company as defined by the lease.

Item 3.	Legal Proceedings

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations.  The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Class A Common Stock is listed and traded (trading symbol: KCP) on the New York Stock Exchange (“NYSE”).  On February 27, 2009 the closing sale price for the Class A Common Stock was $7.00.  The following table sets forth the high and low closing sale prices for the Class A Common Stock for each quarterly period for 2008 and 2007, as reported on the NYSE Composite Tape:

2008:	High	Low

First Quarter	17.68	14.10
Second Quarter	19.51	12.70
Third Quarter	18.02	12.39
Fourth Quarter	14.37	5.69

2007:	High	Low

First Quarter	27.67	22.85
Second Quarter	27.94	23.07
Third Quarter	25.02	19.37
Fourth Quarter	20.34	17.27

The number of shareholders of record of the Company’s Class A Common Stock on February 28, 2009 was 89.

There were 8 holders of record of the Company’s Class B Common Stock on February 28, 2009, all of which were directly or indirectly owned by Kenneth D. Cole.  There is no established public trading market for the Company’s Class B Common Stock.

The Company repurchased 1,619,200 shares of its own stock during 2008, none of which was repurchased during the fourth quarter.

Dividend Policy

The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend, among other things, upon future earnings, operations, capital requirements, proposed tax legislation, the financial condition of the Company and general business conditions.

The Company made $0.09 per share dividend payments to shareholders of record as of the close of business on March 14, May 22, August 21 and November 20 during the fiscal year ended December 31, 2008 and $0.18 per share dividend payments to shareholders of record as of the close of business on March 8, May 24, August 23 and November 21 during the fiscal year ended December 31, 2007.  The Board of Directors suspended the Company’s quarterly dividend on February 26, 2009.

The Company had the following securities authorized for issuance under equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,411,263	$21.75	425,836
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Class A Common Stock during the period beginning on December 31, 2003 and ending on December 31, 2008 with the cumulative total return on the Standard & Poor's 500 Composite Index and the Standard & Poor’s Footwear Index.  The comparison assumes that $100 was invested on December 31, 2003 in the Class A Common Stock in the foregoing indices and assumes the reinvestment of dividends.

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

(Amounts are in thousands except for per share and dividend amounts.)

	2008	2007	2006	2005	2004

Income Statement Data:
Net sales	$448,578	$466,405	$492,282	$474,060	$473,438
Royalty revenue	43,759	44,315	44,217	43,983	42,763
Net revenue	492,337	510,720	536,499	518,043	516,201
Cost of goods sold	293,452	287,408	304,672	283,727	284,817
Gross profit (2)	198,885	223,312	231,827	234,316	231,384
Selling and general administrative expenses (1)	208,168	207,863	194,718	188,953	174,519
Impairment of long-lived assets	3,028	10,564	121	--	448
Operating (loss)/income	(12,311)	4,885	36,988	45,363	56,417
Interest income, net	1,730	5,661	4,875	4,151	1,411
Impairment of investments	(7,840)	(295)	--	--	--
(Loss)/income before (benefit from)/provision for income taxes	(18,421)	10,251	41,863	49,514	57,828
(Benefit from)/provision for income taxes	(3,621)	3,168	15,098	15,988	21,976
Net (loss)/income	$(14,800)	$7,083	$26,765	$33,526	$35,852
(Loss)/earnings per share:
Basic	$(0.80)	$0.35	$1.34	$1.69	$1.79
Diluted	$(0.80)	$0.35	$1.31	$1.65	$1.74
Weighted-average shares outstanding:
Basic	18,423	20,057	20,046	19,888	20,050
Diluted	18,423	20,325	20,396	20,318	20,652
Cash dividends per share	$0.36	$0.72	$0.72	$0.66	$0.52

	2008	2007	2006	2005	2004

Balance Sheet Data:
Working capital	$97,521	$139,677	$169,862	$187,106	$173,007
Cash	64,704	90,653	105,441	63,747	80,014
Marketable Securities	5,085	8,305	12,250	66,400	40,000
Inventory	43,342	48,033	46,274	45,465	47,166
Total assets	313,435	356,122	361,113	340,671	304,587
Total debt, including current maturities	--	--	--	3,000	--
Total shareholders' equity	$199,762	$241,990	$257,676	$244,660	$216,528
______________

(1)	Includes warehousing and receiving expenses.

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

Overview

Kenneth Cole Productions, Inc. designs, sources and markets a broad range of fashion footwear, handbags and apparel and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted and Gentle Souls brand names, as well as having the rights to use the Bongo trademark for footwear through a license agreement.  The Company also designs, develops, markets and sources sportswear, footwear, handbags and other accessories under the Le Tigre brand name, whose trademark and intellectual property were acquired in September 2007.  In addition, the Company designs, develops and sources private label footwear and handbags for selected retailers.  The Company’s products are targeted to appeal to fashion conscious consumers, reflecting a modern metropolitan perspective and a lifestyle uniquely associated with Kenneth Cole.  These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends.  The combination of core products and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

The Company markets its products to approximately 5,700 department, specialty and off-price store locations, as well as through its Consumer Direct business, which includes full-priced retail stores, Company Stores (“outlets”) and e-commerce.  The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men’s, women’s and children’s footwear, handbags, apparel and accessories), prices (“bridge”, “better” and “moderate”) and styling.  The Company believes the diversity of its product mix provides balance to its overall sales and increases opportunities in all channels of distribution.

The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements.  The Company offers, through these agreements, a lifestyle collection of men’s product categories, including tailored clothing, dress shirts, dress pants, neckwear, outerwear, sleepwear, underwear, belts, sunglasses, prescription eyewear, watches, fragrance, jewelry, luggage, business cases, socks and small leather goods.  Women’s product categories currently being sold pursuant to license agreements include sportswear, outerwear, swimwear, sleepwear, small leather goods, belts, sunglasses, prescription eyewear, watches, jewelry, fragrance and luggage.  In addition, the Company licenses its children’s apparel.

Our opportunities for long-term growth are accompanied by challenges and risks, particularly in the current steep recessionary environment.  Our results are dependent on consumer demand for our products and factors such as general economic and business conditions, interest rate fluctuations, consumer credit availability, energy costs, geo political stability, customer traffic, tax law, stock market activity and other consumer impacting conditions.  The recent unprecedented volatility that has disrupted capital and consumer markets has also reduced incomes and employment and reduced consumer confidence to levels that have not been seen in decades.  Since fashion and fashion related products are viewed as discretionary spending, the economic environment has reduced customer spending dramatically and the Company believes this economic downturn will continue and therefore could have a material adverse effect on the Company’s future results of operations, and financial condition.

The Company recorded net revenues of $492.3 million for the year ended December 31, 2008.  Diluted loss per share was $(0.80), including impairment and severance charges of $12.9 million, for the year ended December 31, 2008 compared to diluted earnings per share of $0.35, including impairment and severance charges of $11.7 million for the year ended December 31, 2007.  As of December 31, 2008, the Company had $64.7 million in cash and cash equivalents and no debt.

Critical Accounting Policies and Estimates

General

The Company’s management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, income taxes, financing operations, contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Inventory

The Company writes down its inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Sales Returns and Allowances

The Company’s ability to collect chargebacks for deductions taken by its customers for returns, discounts and allowances as well as potential future customer deductions is significant to its operations.  The Company reserves against known chargebacks as well as potential future customer deductions based on a combination of historical activity and current market conditions.  Actual results may differ from these estimates under different assumptions or conditions, which may have a significant impact on the Company’s results.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers and licensees to make required payments, including royalties and advertising revenues from its licensing partners.  Customers include non-factored accounts and credit card receivables from third-party service providers.  If the financial conditions of these customers and licensees were to deteriorate and impair their ability to make payments, additional allowances may be required.

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

Fair Value

On January 1, 2008, the Company adopted certain provisions of FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement.

The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy, which are as follows:

●	Level 1 - a fair value that is derived from unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

●	Level 2 - a fair value that is derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

●	Level 3 - a fair value that is derived from inputs that are unobservable or from observable inputs based on unobservable data in an inactive market.

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

Stock-based Compensation

The Company accounts for share-based payments pursuant to SFAS No. 123R “Share-based Payment” (“SFAS 123R”) which requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Under SFAS 123R, the Company measures the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognizes this cost in the income statement over the period during which an award recipient is required to provide services in exchange for the award.  The Company uses the Black-Scholes model to assess the fair value of non-qualified employee stock options and amortizes this cost over the service period.  In addition, stock compensation expense is reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates and by employee classification.  Estimated forfeitures are reassessed on a quarterly basis and may change based on new facts and circumstances.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company will adopt the provisions on January 1, 2009 and has determined that it will not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R “Business Combinations” and other applicable accounting literature.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date.  The Company will adopt the provisions on January 1, 2009 and has determined that it will not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement will be effective sixty days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company expects that SFAS 162 will not have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS No. 157, “Fair Value Measurements,” in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  The staff position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008.  The implementation of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

Results of Operations

The following table sets forth certain operating data of the Company as a percentage of net revenues for the periods indicated below:

	2008	2007	2006
Net sales	91.1%	91.3%	91.8%
Royalty revenue	8.9	8.7	8.2
Net revenues	100.0	100.0	100.0
Cost of goods sold	59.6	56.3	56.8
Gross profit (1)	40.4	43.7	43.2
Selling, general and administrative expenses	42.3	40.7	36.2
Impairment of long-lived assets	0.6	2.1	0.1
Operating (loss)/income	(2.5)	1.0	6.9
Interest income, net	0.4	1.1	1.0
Other expense	(1.6)	(0.1)	--
(Loss)/income before (benefit from)/provision for income taxes	(3.7)	2.0	7.8
(Benefit from)/provision for income taxes	(0.7)	0.6	2.8
Net (loss)/income	(3.0)%	1.4%	5.0%

(1) Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

 Net revenues decreased $18.4 million, or 3.6%, to $492.3 million in 2008 from $510.7 million in 2007.  The decrease was due to decreases in the Company’s Wholesale and Licensing business segments, partially offset by increases in the Company’s Consumer Direct business.

Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) decreased $23.6 million, or 8.1%, to $267.2 million in 2008 from $290.8 million in 2007.  The decrease was primarily attributable to a decline in sales across the Company’s branded footwear businesses, offset by incremental sales from the Company’s in-house launch of its previously licensed men’s sportswear collections.  The challenging retail environment and continued stress in the macro-economic marketplace, particularly the department store channel, as well as generally softer sell-thrus compared to the prior year, resulted in declines in most of the Company’s Wholesale businesses.

Net sales in the Company’s Consumer Direct segment increased $5.8 million, or 3.3%, to $181.4 million for the year ended December 31, 2008 from $175.6 million for the year ended December 31, 2007.  Comparable store sales decreased $3.0 million, or 2.0%, primarily from a highly challenging holiday retail environment, while new store sales in 2008 plus that portion of 2008 sales for stores not open for all of 2007 increased $4.5 million.  In addition, Internet sales increased 73.8% for the year ended December 31, 2008 as compared to December 31, 2007.  Comparable stores are defined as new stores that are open for longer than thirteen months.  A store that stops operations is included in the comparable sales calculation through the date of closing.  During 2008 the Company opened two full-priced retail stores and closed eight, while continuing its expansion in Company Stores by opening eleven stores.  As the Company has increased the amount of specific “made for Company Store” product and focused merchandising on key assortments, sales have improved at its Company Store locations.  In its full-priced retail stores, the Company continued to balance its assortments, tailored to the local markets, and adjusted its price points to align the price-value relationship of the Company’s brands and continues to review its real estate portfolio for both its full-priced retail and Company stores.  In addition, the Company outsourced customer care, fulfillment and website responsibilities related to its Internet business to a third-party that provides direct-to-customer e-commerce services.  In July 2008, the third party platform was also integrated with SAP, the Company’s retail store system.

Royalty revenue decreased $0.6 million, or 1.3%, to $43.7 million in 2008 from $44.3 million in 2007.  The decrease in licensing revenues was primarily attributable to a reduction in men’s sportswear royalties from an a licensing agreement that terminated December 31, 2007 offset by incremental royalties received from existing licensees and the launch of the Le Tigre brand.  During 2008, the Company began shipping men’s sportswear, effectively transitioning the licensing model to an in-house operation.

Consolidated gross profit, as a percentage of net revenues, decreased to 40.4% for the year ended December 31, 2008 from 43.7% for the year ended December 31, 2007.  The decrease, as a percentage of net revenues, was primarily the result of a decrease in the Wholesale and Consumer Direct segment margins, partially offset by the sales and revenue mix shifting to Consumer Direct and Licensing as a percentage of total sales.  The decrease in the margins was primarily due to soft sell-thrus and higher dilution from a promotional and challenging macro environment, while converting the Company’s inventory to cash, specifically during the fourth quarter, to improve liquidity, thereby keeping assortments fresh and current for the Spring 2009 season.  The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had increased revenues as a percentage of net revenues of 36.9% for the year ended December 31, 2008 compared to 34.4% for the year ended December 31, 2007, while the Wholesale segment revenues as a percentage of net revenues decreased to 54.3% for the year ended December 31, 2008 from 56.9% for the year ended December 31, 2007.  The revenues in the Licensing segment, which carries no cost of goods sold, increased as a percentage of revenue to 8.9% for the year ended December 31, 2008 compared to 8.7% for the year ended December 31, 2007.

Selling, general and administrative (“SG&A”) expenses and impairment of long-lived assets, inclusive of warehousing and receiving expenses, decreased $7.2 million to $211.2 million for the year ended December 31, 2008 from $218.4 million for the year ended December 31, 2007.  The decrease in 2008 is primarily related to the impairment of certain store leasehold improvements, furniture and fixtures and certain shop-in-shop buildout costs of $3.0 million as compared to $10.6 million in 2007.  The decrease in expenses excluding those charges denoted above were primarily attributable to a reduction in payroll as the Company reduced its headcount and a variety of cuts in discretionary spending such as tradeshows, travel and entertainment and information technology costs.  As a percentage of net revenues, expenses excluding severance and asset impairment increased to 41.8% for the year ended December 31, 2008 compared to 40.5% for the year ended December 31, 2007.  Total SG&A expenses and impairment of long-lived assets as a percent of revenues were 42.3% and 40.7% for the years ended December 31, 2008 and 2007, respectively.   The increase was due to loss of leverage on the decrease in Wholesale sales and the greater portion of revenues from the Consumer Direct segment which carries a higher SG&A expense level than the Wholesale and Licensing segments due primarily to store occupancy and store payroll costs.  The Company is continuing the right-sizing of its cost structure by taking additional actions, including incremental payroll reductions, compensation adjustments, reductions in third party distribution costs as well as curtailment of non-media related marketing.

Interest income, net decreased $3.9 million to approximately $1.7 million for the year ended December 31, 2008 as compared to $5.6 million for the year ended December 31, 2007.  The decrease is primarily due to the Company’s lower average cash balances and interest rates.

Impairment of investment increased $7.5 million to approximately $7.8 million for the year ended December 31, 2008 as compared to $0.3 million for the year ended December 31, 2007.  The increase is due to the Company recording other-than-temporary impairments of $4.6 million related to an investment in the common stock of one of its licensees which is recorded at market value based upon the underlying share price and a $3.2 million charge related to auction-rate securities during the year ended December 31, 2008 as compared to an other-than-temporary impairment of $0.3 million related to auction-rate securities during the year ended December 31, 2007.

The Company’s effective tax rate decreased to a 19.7% benefit for the year ended December 31, 2008 compared to a 30.9% provision for the year ended December 31, 2007.  The decrease in the Company’s tax rate is a result of the tax benefit from the Company’s net loss offset by a valuation allowance of $3.1 million reserved against tax assets for certain other-than-temporary investment impairments and the impact of interest and penalties on tax reserves for uncertain positions.

As a result of the foregoing, net (loss)/ income decreased by $21.9 million, to $(14.8) million ((3.0%) of net revenues) for the year ended December 31, 2008 from $7.1 million (1.4% of net revenues) for the year ended December 31, 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net revenues decreased $25.8 million, or 4.8%, to $510.7 million in 2007 from $536.5 million in 2006.  The decrease was due to decreases in the Company’s Wholesale and Consumer Direct business segments, partially offset by slight increases in the Company’s Licensing business.

Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) decreased $24.2 million, or 7.7%, to $290.8 million in 2007 from $315.0 million in 2006.  The decrease is primarily due to a decline in sales across the Company’s branded businesses. The challenging retail environment, from a lack of strong direction in footwear fashion trends, as well as generally softer sell-thrus compared to the prior year, resulted in the decline in most of the Company’s Wholesale businesses.

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

As a result of the foregoing, net income decreased by $19.7 million or 73.5% to $7.1 million (1.4% of net revenues) for the year ended December 31, 2007 from $26.8 million (5.0% of net revenues) for the year ended December 31, 2006.

Related Party Transactions

The Company has an exclusive license agreement with Iconix Brand Group, Inc. and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with the manufacture, sale and distribution of women’s, men’s and children’s footwear in certain territories.  The Chief Executive Officer and Chairman of Iconix is the brother of the Company’s Chairman and Chief Creative Officer.  The term of the agreement is through December 31, 2010.  Management believes that the license agreement with Iconix was entered into at arm’s-length.  During these periods, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $1.1 million, $1.1 million and $1.4 million in aggregate royalty and advertising expense under the agreement for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company recorded expenses of approximately $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company’s Chairman and Chief Creative Officer.  Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Liquidity and Capital Resources

As of December 31, 2008, the Company had $64.7 million in cash and cash equivalents, which consist primarily of overnight prime and government money market funds.  The Company’s cash requirements are primarily for working capital needs, retail expansion, new technology, and other corporate activities.  The Company uses cash from operations as the primary source of financing its capital expenditures, seasonal requirements and paying dividends that may be authorized by the Board of Directors.  Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers and the level of accounts receivable and due from factors balances.  At December 31, 2008, working capital was $97.5 million compared to $139.7 million at December 31, 2007 primarily due to a decrease in receivables and inventory and the use of cash for the purchase of trademarks and other intangible assets, the repurchase of common shares of the Company’s stock and dividend payments.

Net cash provided by operating activities was $21.9 million for the year ended December 31, 2008 compared to $34.4 million for the year ended December 31, 2007.  The decrease in cash flows provided by operations is primarily attributable to a decrease in net income and the timing of receivables and payables.

Net cash used in investing activities totaled $15.9 million for the year ended December 31, 2008 compared to $20.3 million for the year ended December 31, 2007.  The decrease was primarily attributable to a $6.8 million decrease in the purchases of intangible assets.  Included in the purchases of intangible assets during the year ended December 31, 2008 are payments of $5.5 million related to achieving two performance targets within the Le Tigre Asset Purchase Agreement Amendment compared to a payment of $13.0 million used to purchase the Le Tigre trademark and other intellectual property associated with the brand during the year ended December 31, 2007.  Capital expenditures decreased $1.2 million during the year ended December 31, 2008 compared to December 31, 2007.  Capital expenditures for the year ended December 31, 2008 and 2007 included approximately $7.2 million and $5.1 million, respectively, for amounts associated with furniture, fixtures and leasehold improvements for retail store expansion and $4.2 million in costs for the implementation of the SAP retail and POS information systems in 2007.  In addition, the Company did not purchase or sell any marketable securities during the year ended December 31, 2008, compared to sales of marketable securities of $8.4 million offset by purchases of $4.7 million in 2007.

Net cash used in financing activities was $31.7 million for the year ended December 31, 2008 compared to $28.9 million for the year ended December 31, 2007.  The increase was primarily attributable to $24.4 million used to repurchase 1,619,200 treasury shares during the year ended December 31, 2008 as compared to $19.2 million used to repurchase 1,008,000 treasury shares during the year ended December 31, 2007.  The Company also paid dividends of $6.8 million during the year ended December 31, 2008 compared to $14.6 million during the year ended December 31, 2007.  In addition, the Company received proceeds of $0.1 million during the year ended December 31, 2008 related to stock option exercises as compared to $4.3 million received during the year ended December 31, 2007.

Prior to November 7, 2008 the Company sold substantially all of its accounts receivable to its factors, without recourse, subject to credit limitations established by the factors for each individual customer account during 2008.  Certain accounts receivable in excess of established limits are factored with recourse.  On November 7, 2008, the Company converted its factoring agreement with its largest factor to a deferred purchase agreement (“DPA”).  The DPA requires the factor to act as a collection agent for the Company’s assigned receivables without transfer of ownership, subject to credit approval and without recourse.  In circumstances where a customer's account cannot be factored without recourse, the Company may take other measures to reduce its credit exposure, which could include requiring the customer to pay in advance, or to provide a letter of credit covering the sales price of the merchandise ordered.

The Company’s material obligations under contractual agreements, primarily commitments for future payments under operating lease agreements, as of December 31, 2008 are summarized as follows:

	Payment Due by Period
	Total	1 year or less	2-3 years	4-5 years	After 5 years
Operating Leases and Other Obligations	$138,543,000	$24,744,000	$44,375,000	$38,144,000	$31,280,000
Purchase Obligations	44,241,000	44,241,000	--	--	--
Total Contractual Obligations	$182,784,000	$68,985,000	$44,375,000	$38,144,000	$31,280,000

Contingent rent and other charges amounted to $8.6 million and $8.4 million for the years ended December 31, 2008 and 2007.

In December 2006, the Company entered into a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”), with various lenders, which provides up to $100.0 million to finance working capital requirements and letters of credit to finance the Company's inventory purchases.  A portion of the Revolving Credit Facility not in excess of $25.0 million shall be available for the issuance of standby letters of credit.  The full amount of the Revolving Credit Facility shall be available for the issuance of commercial letters of credit.  The Revolving Credit Facility requires, among other things, that the Company comply with a maximum leverage ratio of 2.25 to 1.0 of consolidated debt to consolidated earnings before interest, non-cash compensation, income taxes and depreciation and various covenants on indebtedness, dissolutions, mergers, asset sales, pledges and changes in lines of business, as defined in the Revolving Credit Facility.  Failure by the Company to comply with these covenants could reduce the borrowings available under the Revolving Credit Facility.  If an event of default occurs, borrowings and interest are payable immediately, unless cured as defined, allowing borrowings to continue during the cure period.  Loans under the Revolving Credit Facility bear an interest rate equal to the Alternate Base Rate (defined as the higher of the Prime Rate or the Federal Funds Rate plus 0.5%) or the Adjusted LIBOR rate plus applicable margin as defined within the agreement as elected by the Company.  The Company incurs facility fees of ten basis points on the face amount of the Revolving Credit Facility.  During 2008 and 2007, the Company incurred facility fees of approximately $0.1 million.  There were no outstanding advances under this agreement at December 31, 2008 and 2007.  Amounts available under the Revolving Credit Facility at December 31, 2008 and 2007 were reduced by $3.5 million and $2.7 million, respectively, of standby and open letters of credit.  The Company did not borrow under the Revolving Credit Facility during 2008 and 2007 and currently has no availability under this credit line at December 31, 2008.

In 2006, the Company repaid a $3.0 million promissory note, which one of the Company’s foreign subsidiaries entered into with a financial institution in connection with the Company’s tax repatriation plan.

The Company believes that it will be able to satisfy its current expected cash requirements for 2009, including requirements for its new retail stores, enhanced information systems and the payments of dividends that may be authorized in the future by the Board of Directors, primarily with cash flow from operations and cash on hand.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2008.

Exchange Rates

The Company may enter into forward exchange contracts for its future purchases of inventory denominated in foreign currencies, primarily the Euro.  Gains and losses on forward exchange contracts that are used for hedges are accounted for on the Company’s Consolidated Balance Sheet as inventory and an adjustment to equity, and are subsequently accounted for as part of the purchase price of the inventory upon execution of the contract.  At December 31, 2008, the Company had no unrealized gains or losses as no forward contracts were outstanding.  Unrealized gains and losses are typically included in Other Comprehensive Income in the Company’s Statement of Changes in Shareholders’ Equity and as an adjustment to inventory, which is the underlying exposure on the Company’s Consolidated Balance Sheet.  While the Company believes that its current procedures with respect to the reduction of risk associated with currency exchange rate fluctuations are adequate, there can be no assurance that such fluctuations will not have a material adverse effect on the results of operations of the Company in the future.

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

The Company has marketable securities, specifically auction rate securities, that contain “double A” and “single A” rated debt obligations and a preferred share close end fund that are substantially all insured.  All of the Company’s auction rate securities have failed at auction as a result of illiquidity and imbalance in order flow within the market.  A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral; however, parties wishing to sell securities could not do so.  Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities.  If these auctions continue to fail, it could result in the Company holding securities beyond their next scheduled auction reset dates and will limit the liquidity of these investments.  Based on the Company’s expected operating cash flows, and other sources and uses of cash, the Company does not anticipate that the lack of liquidity on these investments will affect its ability to execute its current business plan.  These assets have been classified as long-term in the Company’s Consolidated Balance Sheets and have been recorded at their fair value.

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

At December 31, 2008, the Company had no forward contracts outstanding.  The Company’s earnings may also be affected by changes in short-term interest rates as a result of borrowings under its credit facilities.  A two or less percentage point increase in interest rates affecting the Company’s credit facilities would not have had a material effect on the Company’s 2008 and 2007 operations.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act and have concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company’s internal control over financial reporting as of December 31, 2008 was audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Except for the information regarding directors and executive officers of the registrant, which is included in Part I of this Form 10-K, the information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 28, 2009 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 and which is incorporated herein by reference in response to this item.

Item 11.	Executive Compensation

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 28, 2009 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 and which is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 28, 2009 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 and which is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 28, 2009 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, and which is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 28, 2009 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 and which is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)           (1) See page F-1 for an index to the consolidated financial statements submitted as part of this AnnualReport.

(2) Schedule II – Valuation and Qualifying Accounts is required to be filed by Item 8 of Form 10-K.

All other schedules, for which provision is made in the applicable accounting regulations of the Securitiesand Exchange Commission are not required under the related instructions, are shown in the financialstatements or are inapplicable and therefore have been omitted.

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

3.02	By-laws. (Incorporated by reference to Exhibit 3.02 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).
4.01	Specimen of Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).
*10.01	Kenneth Cole Productions, Inc. 1994 Stock Option Plan. (Incorporated by reference to Exhibit 10.04 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).
*10.02
Employment Agreement, dated as of April 30, 1994, between Kenneth Cole Productions, Inc. and Kenneth D. Cole. (Incorporated by reference to Exhibit 10.05 to the Company’s Registration Statement on Form S-1, Registration No. 33-77636).

*10.03
Amended and Restated Kenneth Cole Productions, Inc. 1994 Stock Option Plan (Previously filed as an Exhibit to the Registrant’s Proxy Statement filed on April 22, 1997 and incorporated herein by reference).

10.04	Kenneth Cole Productions, Inc. Employee Stock Purchase Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 Registration No. 33-31868, filed on March 7, 2000).
10.05	Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 Registration No. 333-119101, filed on September 17, 2004).
10.06	Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 Registration No. 333-131724 filed on February 10, 2006).
10.07
Stock Purchase Agreement between Kenneth Cole Productions, Inc. and Bernard Chaus, Inc. dated June 13, 2005 (Previously filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference).

10.08
Employment Agreement between Kenneth Cole Productions, Inc. and Richard S. Olicker dated January 3, 2006 (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2006).

10.09
Employment Agreement between Kenneth Cole Productions, Inc. and Joel Newman dated February 13, 2006 (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 16, 2006).

10.10
Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan (Amended and Restated as of April 20, 2005) (Previously filed as Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference).

10.11
Kenneth Cole Productions, Inc. Sample Grant Award Letter (Previously filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference).

10.12
Employment Agreement between Kenneth Cole Productions, Inc. and Michael DeVirgilio dated March 31, 2006 (Previously filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference).

10.13
Employment Agreement between Kenneth Cole Productions, Inc. and Douglas Jakubowski dated October 12, 2006 (Previously filed as Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference).

10.14
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

10.15
Certificate of Amendment of the Certificate of Incorporation of Kenneth Cole Productions, Inc. dated October 15, 2007 (Previously filed as Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).

10.16
Employment Agreement between Kenneth Cole Productions, Inc. and Jill Granoff dated May 5, 2008 (Previously filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 and incorporated herein by reference).

+10.17	Receivables management agreement between The CIT Group/Commercial Services, Inc. and Kenneth Cole Productions, Inc. dated November 7, 2008.
+21.01	List of Subsidiaries.
+23.01	Consent of Independent Registered Public Accounting Firm.
+23.02	Consent of Independent Appraisal Firm.
+23.03	Consent of Independent Appraisal Firm.
+31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________________
*           Management contract or compensatory plan or arrangement required to be identified pursuant to Item15(a) (3) of this report.
+           Filed herewith.

Kenneth Cole Productions, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Kenneth Cole Productions, Inc.

We have audited the accompanying consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kenneth Cole Productions, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kenneth Cole Productions, Inc. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 6, 2009

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Kenneth Cole Productions, Inc.

We have audited Kenneth Cole Productions, Inc. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kenneth Cole Productions Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kenneth Cole Productions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2008 of Kenneth Cole Productions, Inc. and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 6, 2009

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Balance Sheets

	December
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$64,704,000	$90,653,000
Due from factors	9,190,000	28,132,000
Accounts receivable, less allowance for doubtful accounts of $1,061,000 and $230,000, respectively	32,018,000	19,805,000
Inventories	43,342,000	48,033,000
Prepaid expenses and other current assets	2,738,000	4,629,000
Deferred taxes, net	5,645,000	5,173,000
Total current assets	157,637,000	196,425,000

Property and equipment, at cost, less accumulated
depreciation and amortization	57,790,000	60,357,000

Other assets:
Intangible assets, net	19,842,000	14,083,000
Deferred taxes, net	33,541,000	24,660,000
Investments and other	7,280,000	14,868,000
Deferred compensation plans’ assets	37,345,000	45,729,000
Total other assets	98,008,000	99,340,000

Total Assets	$313,435,000	$356,122,000

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

	December
	2008	2007

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,935,000	$39,470,000
Other current liabilities	11,669,000	10,852,000
Deferred income	5,512,000	5,071,000
Income taxes payable	--	1,355,000
Total current liabilities	60,116,000	56,748,000

Accrued rent and other long-term liabilities	17,842,000	14,992,000
Deferred compensation plans’ liabilities	35,715,000	42,392,000

Commitments and contingencies

Shareholders' equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized; none outstanding	--	--
Class A Common Stock, par value $.01, 40,000,000 shares authorized; 15,726,672 and 15,604,673 issued as of December 31, 2008 and 2007, respectively	157,000	156,000
Class B Convertible Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of December 31, 2008 and 2007, respectively	80,000	80,000
Additional paid-in capital	103,318,000	99,277,000
Accumulated other comprehensive income	650,000	914,000
Retained earnings	220,478,000	242,108,000
	324,683,000	342,535,000
Class A Common Stock in treasury, at cost, 5,855,550 and 4,236,350 shares as of December 31, 2008 and 2007, respectively	(124,921,000)	(100,545,000)
Total shareholders’ equity	199,762,000	241,990,000

Total Liabilities and Shareholders’ Equity	$313,435,000	$356,122,000

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
	2008	2007	2006

Net sales	$448,578,000	$466,405,000	$492,282,000
Royalty revenue	43,759,000	44,315,000	44,217,000
Net revenues	492,337,000	510,720,000	536,499,000
Cost of goods sold	293,452,000	287,408,000	304,672,000
Gross profit	198,885,000	223,312,000	231,827,000

Selling, general and administrative expenses	208,168,000	207,863,000	194,718,000
Impairment of long-lived assets	3,028,000	10,564,000	121,000
Operating (loss)/income	(12,311,000)	4,885,000	36,988,000
Interest income, net	1,730,000	5,661,000	4,875,000
Impairment of investments	(7,840,000)	(295,000)	--
(Loss)/income before (benefit from)/provision for income taxes	(18,421,000)	10,251,000	41,863,000
(Benefit from)/provision for income taxes	(3,621,000)	3,168,000	15,098,000
Net (loss)/income	$(14,800,000)	$7,083,000	$26,765,000

(Loss)/earnings per share:
Basic	$(0.80)	$0.35	$1.34
Diluted	$(0.80)	$0.35	$1.31

Dividends declared per share	$0.36	$0.72	$0.72

Shares used to compute (loss)/earnings per share:
Basic	18,423,000	20,057,000	20,046,000
Diluted	18,423,000	20,325,000	20,396,000

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock		Class B Common Stock						Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Number of Shares	Amount	Total
Balance at 12/31/05	15,573,961	$156,000	8,010,497	$80,000	$89,351,000	$(3,397,000)	$1,257,000	$237,369,000	(3,388,400)	$(80,156,000)	$244,660,000
Net Income								26,765,000			26,765,000
Translation adjustment from
Foreign currency, net of taxes $(53,000)							(88,000)				(88,000)
Forward contracts, net of taxes $110,000							184,000				184,000
Unrealized gains on available-for-sale securities, net of taxes $319,000							531,000				531,000
Comprehensive income											27,392,000
Reversal of deferred compensation upon adoption of SFAS 123R	(138,182)	(1,000)			(3,396,000)	3,397,000					--
Stock-based compensation expense					3,193,000						3,193,000
Exercise of stock options and related tax benefits	203,283	1,000			4,009,000						4,010,000
Issuance of restricted stock	34,138				--						--
Shares surrendered by employees to pay taxes on restricted stock	(12,022)				(301,000)						(301,000)
Issuance of Class A Common Stock from ESPP	17,897				363,000						363,000
Purchase of Class A Stock									(300,000)	(7,169,000)	(7,169,000)
Reissuance of Treasury Shares	(91,808)				(1,187,000)				91,808	1,187,000	--
Dividends paid on common stock	384				9,000			(14,481,000)			(14,472,000)
Balance at 12/31/06	15,587,651	$156,000	8,010,497	$80,000	$92,041,000	--	$1,884,000	$249,653,000	(3,596,592)	$(86,138,000)	$257,676,000
Net Income								7,083,000			7,083,000
Translation adjustment from
Foreign currency, net of taxes $388,000							620,000				620,000
Unrealized loss on available-for-sale securities, net of taxes $(995,000)							(1,590,000)				(1,590,000)
Comprehensive income											6,113,000
Stock-based compensation expense					7,065,000						7,065,000
Exercise of stock options and related tax benefits	308,800	3,000			5,357,000						5,360,000
Issuance of restricted stock and related tax benefits	97,320	1,000			118,000						119,000
Shares surrendered by employees to pay taxes on restricted stock	(37,878)				(887,000)						(887,000)
Issuance of Class A Common Stock from ESPP	17,022				340,000						340,000
Purchase of Class A Stock									(1,008,000)	(19,168,000)	(19,168,000)
Reissuance of Treasury Shares	(368,242)	(4,000)			(4,757,000)				368,242	4,761,000	--
Dividends paid on common stock								(14,628,000)			(14,628,000)
Balance at 12/31/07	15,604,673	$156,000	8,010,497	$80,000	$99,277,000	--	$914,000	$242,108,000	(4,236,350)	$(100,545,000)	$241,990,000
Net Loss								(14,800,000)			(14,800,000)
Translation adjustment from
Foreign currency, net of taxes ($189,000)							(773,000)				(773,000)
Unrealized gain on available-for-sale securities, net of reclassification adjustment, net of taxes of $319,000							509,000				509,000
Comprehensive loss											(15,064,000)
Stock-based compensation expense					5,224,000						5,224,000
Exercise of stock options and related tax benefits	5,400				71,000						71,000
Issuance of restricted stock and related tax benefits	148,541	1,000			(676,000)						(675,000)
Shares surrendered by employees to pay taxes on restricted stock	(48,271)				(789,000)						(789,000)
Issuance of Class A Common Stock from ESPP	16,329				211,000						211,000
Purchase of Class A Stock									(1,619,200)	(24,376,000)	(24,376,000)
Dividends paid on common stock								(6,830,000)			(6,830,000)
Balance at 12/31/08	15,726,672	$157,000	8,010,497	$80,000	$103,318,000	--	$650,000	$220,478,000	(5,855,550)	$(124,921,000)	$199,762,000

See accompanying notes to consolidated financial statements

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2008	2007	2006
Cash flows provided by operating activities
Net (loss)/ income	$(14,800,000)	$7,083,000	$26,765,000
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	9,229,000	12,032,000	10,877,000
Impairment of long-lived assets	3,028,000	10,564,000	121,000
Provision for doubtful accounts	1,309,000	188,000	211,000
Benefit from deferred taxes	(10,371,000)	(10,989,000)	--
Unrealized (gain)/loss from investments	(509,000)	1,590,000	(531,000)
Writedown of investments	7,840,000	295,000	--
Stock-based compensation expense	5,145,000	7,144,000	3,193,000
Tax benefit from stock option exercises and restricted stock vestings	(933,000)	(2,309,000)	(700,000)
Changes in operating assets and liabilities:
Decrease/(increase) in due from factors	18,942,000	7,404,000	(1,561,000)
Increase in accounts receivable	(13,522,000)	(352,000)	(1,161,000)
Decrease/(increase) in inventories	4,691,000	(1,759,000)	(625,000)
Decrease/(increase) in prepaid expenses and other current assets	2,149,000	(219,000)	3,280,000
Decrease/(increase) in other assets	10,168,000	(8,206,000)	(2,540,000)
Increase in accounts payable and accrued expenses	3,965,000	2,916,000	5,425,000
Increase in deferred income and other current liabilities	753,000	1,621,000	2,213,000
(Decrease)/increase in income taxes payable	(1,355,000)	(1,052,000)	229,000
(Decrease)/increase in other long-term liabilities	(3,827,000)	8,456,000	3,488,000
Net cash provided by operating activities	21,902,000	34,407,000	48,684,000
Cash flows (used in)/provided by investing activities
Acquisition of property and equipment	(9,382,000)	(10,573,000)	(39,942,000)
Purchase of intangible assets	(6,567,000)	(13,368,000)	(601,000)
Proceeds from sale of marketable securities	--	8,350,000	54,250,000
Purchases of marketable securities	--	(4,700,000)	(100,000)
Net cash (used in)/provided by investing activities	(15,949,000)	(20,291,000)	13,607,000
Cash flows used in financing activities
Shares surrendered by employees to pay taxes on restricted stock	(789,000)	(887,000)	(301,000)
Excess tax benefit from stock options and restricted stock	8,000	1,194,000	700,000
Proceeds from exercise of stock options	63,000	4,285,000	3,310,000
Proceeds from employee stock purchase plan	211,000	340,000	363,000
Payments of short-term borrowings	--	--	(3,000,000)
Acquisition of treasury shares	(24,376,000)	(19,168,000)	(7,169,000)
Dividends paid to shareholders	(6,830,000)	(14,628,000)	(14,472,000)
Net cash used in financing activities	(31,713,000)	(28,864,000)	(20,569,000)
Effect of exchange rate changes on cash	(189,000)	(40,000)	(28,000)
Net (decrease)/increase in cash	(25,949,000)	(14,788,000)	41,694,000
Cash and cash equivalents, beginning of year	90,653,000	105,441,000	63,747,000
Cash and cash equivalents, end of year	$64,704,000	$90,653,000	$105,441,000
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$175,000	$14,000	$204,000
Income taxes, net	$3,664,000	$16,575,000	$17,337,000

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

A.    Description of business

Kenneth Cole Productions, Inc. and its subsidiaries (the “Company”) designs, sources and markets a broad range of fashion footwear, handbags and apparel and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted and Gentle Souls brand names, as well as having the rights to use the Bongo trademark for footwear through a license agreement.  In addition, the Company acquired the Le Tigre trademark and other intellectual property associated with the Le Tigre brand in September 2007.  The Company markets its products to approximately 5,700 department, specialty and off-price store locations, as well as through its Consumer Direct business, which includes its full-priced retail stores, Company Stores (“outlets”) and e-commerce.

B.    Principles of consolidation

The consolidated financial statements include the accounts of Kenneth Cole Productions, Inc. and its subsidiaries, all of which are wholly owned.  Intercompany transactions and balances have been eliminated in consolidation.  Certain amounts in the Company’s previous financial statements have been reclassified to conform to the 2008 presentation.

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

E.    Investments

The Company has marketable securities including “double A” and “single A” rated auction rate securities that are substantially all insured.  Maturity dates for these securities range from 2025 to 2050.  The Company records the securities at fair value, and has classified them as available-for-sale securities under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The securities are marketable through a monthly auction process and the interest rate on these securities is reset every 28 days. If the auction process fails a default interest rate is set as defined within the investment prospectus.  The purchase and sale of these securities is included in the accompanying Consolidated Statements of Cash Flows as an investing activity.  In addition, the Company also has equity investments that are classified as available-for-sale securities under SFAS 115.

The Company reviews its security investments to determine whether a decline in fair value is other-than-temporary.  Any decline in fair value of an investment that is determined to be other-than-temporary is adjusted by an impairment charge within Impairment of investments in the Consolidated Statements of Operations.  The primary factors the Company considers in its determination are the length of time that the fair value of the

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

E.    Investments (continued)

investment is below the Company’s carrying value, the financial condition and operating performance of the investee, the reason for the decline in the fair value and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value.

F.    Inventories

Inventories, which consist of finished goods, are stated at the lower of cost or fair market value. Cost for the wholesale segment inventory is determined by the first-in, first-out method, while full-priced retail and Company Store (“outlet”) inventories are based on the moving-average cost method.

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

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as measured by comparing the undiscounted future cash flows to the asset’s net book value.  Impaired assets are written down to fair value which represents the lesser of the related asset’s net book value or the discounted future cash flows of the assets.

H.    Intangible Assets

Intangible assets are recorded at cost and are reviewed for impairment at least annually.  Intangible assets that have indefinite lives are not subject to amortization while those with finite lives are amortized over their estimated useful lives.

I.     Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which did not have an impact on the Company’s consolidated financial statements.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest, penalties and financial statement reporting disclosures.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

J.     Revenue recognition

Wholesale revenues are recognized upon shipment of products to customers since title passes upon shipment.  Full-priced retail and Company Store (“outlet”) revenues are recognized at the time of sale.  Both wholesale and retail store revenues are shown net of returns, discounts and other allowances.  Reserves for estimated returns and allowances for discounts are provided when sales are recorded.  The Company has also entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on percentage of defined sales.  Minimum royalty revenue is recognized on a straight-line basis over each contract period, as defined in each license agreement.  In circumstances whereby licensee sales exceed the quarterly contractual minimums, but not the annual minimums, royalties are deferred on the Consolidated Balance Sheets.  As the licensee sales exceed the annual contractual minimums, the royalties are recognized.

K.    Advertising costs

The Company incurred advertising costs, including certain in-house marketing expenses, of $20.7 million, $19.5 million, and $19.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Advertising costs are expensed as incurred and are included in Selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations.  Included in advertising expenses are costs associated with cooperative advertising programs, under which the Company generally shares the cost of a customer’s advertising expenditures.  In addition, licensee contributions toward advertising are recognized when licensed products are sold by the Company’s licensees.  Such contributions are based on contractual percentages of sales and contain minimums.  For licensees whose sales are not expected to exceed contractual sales minimums, contributions relating to advertising are recognized based on the contractual minimums.  In circumstances whereby licensee sales exceed the quarterly contractual minimums, but not the annual minimums, such contributions toward advertising are deferred on the Consolidated Balance Sheets.  As the licensee sales exceed the annual contractual minimums, the licensee contributions toward advertising are recognized.

L.    Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-based Payment” (“SFAS 123R”) which requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The Company elected to use the modified prospective transition method to record stock-based compensation expense; therefore, prior period results were not restated.   Under SFAS 123R, the Company measures the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognizes this cost in the Consolidated Statements of Operations over the period during which an award recipient is required to provide service in exchange for the award.  The Company uses the Black-Scholes model to assess the fair value of share-based payments and amortizes this cost over the service period.  In addition, stock compensation expense is reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates and by employee classification.  Estimated forfeitures are reassessed on a quarterly basis and may change based on new facts and circumstances.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

M.    Derivative instruments and hedging activities

The Company may use derivative instruments, typically forward contracts, to manage its risk associated with movements in the Euro exchange rates in purchasing inventory.  In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedge Activities” (“SFAS 133”), the Company recognizes all derivatives on the Consolidated Balance Sheets.  Also, derivative instruments that meet certain criteria in SFAS 133 are classified as cash flow hedges, and changes in fair value are recognized in Accumulated other comprehensive income in the accompanying Consolidated Statements of Changes in Shareholders’ Equity, until the underlying transaction is completed and the derivative is settled.  Upon settlement, any amounts remaining in Accumulated other comprehensive income are reclassified to earnings.  Those derivatives that are not classified as cash flow hedges are adjusted to fair value through earnings.  The Company does not hold derivative instruments for the purpose of trading or speculation.

N.    Shipping and Handling Costs

The Company includes amounts billed to customers for shipping costs in net sales.  The related internal and external shipping and handling costs incurred by the Company are included in the Cost of goods sold line item in the accompanying Consolidated Statements of Operations.  Such costs include inbound freight costs, purchasing costs, inspection costs, internal transfer costs, and other product procurement related charges.

O.    Cost of Goods Sold and Selling, General and Administrative Expenses

Costs associated with the production and procurement of product are included in the Cost of goods sold line item in the accompanying Consolidated Statements of Operations, including inbound freight costs, purchasing costs, inspection costs, and other product procurement related charges.  All other expenses, excluding interest and income taxes, are included in Selling, general, and administrative expenses, including receiving, warehousing, and distribution expenses that are general and administrative in nature.

P.    Research and Development Costs

The Company does not incur research and development costs.

Note 2 – (Loss)/Earnings Per Share

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

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2 – (Loss)/Earnings Per Share (continued)

	For the Year Ended December 31,
	2008	2007	2006

Weighted-average common shares outstanding	18,423,000	20,057,000	20,046,000
Effect of dilutive securities:
Restricted stock & employee stock purchase plan	--	132,000	113,000
Stock options	--	136,000	237,000

Weighted-average common shares outstanding and common share equivalents	18,423,000	20,325,000	20,396,000

All stock options and restricted stock outstanding as of December 31, 2008 have been excluded in the diluted per share calculation as the impact would be antidilutive.  Stock options amounting to 1,423,000 and 783,000 as of December 31, 2007 and 2006, respectively, have been excluded from the diluted per share calculations, since their effect would be antidilutive.

Note 3 - Due from Factors and Accounts Receivable

Prior to November 7, 2008, the Company sold primarily all of its accounts receivable to its factors, without recourse, subject to credit limitations established by the factors for each individual customer account.  Certain accounts receivable in excess of established limits are factored with recourse.  On November 7, 2008, the Company amended its factoring agreement with its largest factor to a deferred purchase agreement (“DPA”).  The DPA requires the factor to act as a collection agent for the Company’s assigned receivables without transfer of ownership, subject to credit approval and without recourse.  All receivables with this factor prior to the DPA were recorded within Due from Factors, while all receivables with this factor subsequent to the DPA are included within Accounts receivable.  Included in amounts due from factors at December 31, 2008 and 2007 are accounts receivable subject to recourse totaling approximately $0.6 million and $0.8 million, respectively.  At December 31, 2008 and 2007, the balance due from factors, which includes chargebacks, is net of allowances for returns, discounts, and other deductions of approximately $2.9 million and $10.6 million, respectively.  The allowances are provided for known chargebacks reserved for but not written off the Company’s financial records and for potential future customer deductions based on management’s estimates.  The agreements with the factors provide for payment of a service fee on receivables sold or assigned.

The Company has accounts receivable that are non-factored as well as amounts receivable from the factor under the DPA agreement that are at the Company’s risk.  Non-factored accounts receivable include wholesale accounts, receivables from licensees and credit card receivables from third-party service providers.  At December 31, 2008 and 2007, the accounts receivable balance includes allowance for doubtful accounts and Consumer Direct sales returns of approximately $1.8 million and $1.1 million, respectively.  The allowances provided for sales returns are for potential future retail customer merchandise returns, while the allowance for doubtful accounts is provided for estimated losses resulting from the inability of the Company’s wholesale customers to make required payments, both of which are based on management’s estimates.  In addition, accounts receivable at December 31, 2008 is net of allowances for chargebacks from wholesale customers of $6.5 million for returns, discounts, and other deductions that are processed under the DPA with the factor.  The allowances are provided for known chargebacks reserved for but not written off the Company’s financial records and for potential future customer deductions based on management’s estimates.  These amounts would have previously been recorded within the Due from factors balance prior the execution of the DPA agreement.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4 - Investments

The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value may not be recoverable within a reasonable period of time.  The fair value of the Company’s auction rate securities (“marketable securities”) is determined from an independent third-party valuation.  The primary variables used in determining fair value include collateral, rating, insurance, credit risk and downgrade risk of the security.  In the Company’s evaluation of its investments it also considered its ability and intent to hold the investment until the market price recovers, the reasons for the decline in fair value, the duration of the decline in fair value and expected future performance.  Based on this evaluation in 2008, the Company recorded an other-than temporary impairment of investments of $7.8 million, consisting of marketable securities of $3.2 million and an investment in common stock of one of its licensees of $4.6 million.  The Company recorded an other-than-temporary impairment of investments of $0.3 million related to its marketable securities in 2007.

The following table presents gross unrealized gains/(losses) on, and estimated fair value of, the Company’s long-term investments as of December 31, 2008 and 2007:

	December 31, 2008			December 31, 2007
	Estimated Fair Value	Gross Unrealized		Estimated Fair Value	Gross Unrealized
		Gains	Losses		Gains	Losses
Auction-rate securities	$5,085,000	--	--	$8,305,000	--	--
Equity securities	$899,000	$182,000	--	$4,648,000	$810,000	$(1,500,000)
Total	$5,984,000	$182,000	--	$12,953,000	$810,000	$(1,500,000)

The Company recorded a net unrealized gain of approximately $0.2 million for the year ended December 31, 2008 and a net unrealized loss of approximately $0.7 million for the year ended December 31, 2007.  The Company also reclassified approximately $1.5 million of gross unrealized losses from Accumulated other comprehensive income into Impairment of investments during the year ended December 31, 2008.

Auction-rate securities are recorded as long term within Investments and other in the Consolidated Balance Sheets at December 31, 2008 and 2007 based on the lack of an active credit market for investors to purchase and sell these investments.

Note 5 - Fair Value Measurement

The Company’s financial assets, measured at fair value pursuant to FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”),were as follows:

	Fair Value at December 31, 2008	Hierarchy
Investments	$899,000	Level 1
Deferred compensation plans’ assets	32,909,000	Level 2
Marketable securities	5,085,000	Level 3

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5 - Fair Value Measurement (continued)

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

The following table presents the reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 inputs, marketable securities, measured at fair value using observable inputs based on unobservable data in an inactive market as of December 31, 2008:

Beginning balance at January 1, 2008	$--
Transfer in from Level 2 inputs	8,305,000
Impairment charge included in Statement of Operations	(3,220,000)
Ending balance at December 31, 2008	$5,085,000

The Company recorded an other-than temporary impairment of $7.8 million consisting of marketable securities of $3.2 million and an investment in common stock of one of its licensees of $4.6 million, from $5.0 million to $0.4 million, within Impairment of investment in the Consolidated Statements of Operations during the year ended December 31, 2008.  The Company recorded an other-than-temporary impairment of $0.3 million related to its marketable securities for the year ended December 31, 2007.

Note 6 - Property and Equipment

Property and equipment consist of the following:

		December 31,
	Useful lives	2008	2007
Property and equipment—at cost:
Land		$5,462,000	$5,462,000
Building and building improvements	15-40 years	33,773,000	33,615,000
Furniture and fixtures	7 years	30,263,000	29,886,000
Machinery and equipment	3-7 years	26,568,000	30,561,000
Leasehold improvements	Up to 10 years	36,017,000	37,267,000
		132,083,000	136,791,000
Less accumulated depreciation and amortization		74,293,000	76,434,000
Net property and equipment		$57,790,000	$60,357,000

Depreciation and amortization expense amounted to $8.9 million, $11.8 million and $10.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7 - Intangible Assets

Intangible assets, primarily trademarks, consist of the following:

	December 31,
	2008	2007
Indefinite lived intangible assets	$17,762,000	$12,291,000

Finite lived intangible assets	3,022,000	2,426,000
Less accumulated amortization	(942,000)	(634,000)
Net finite lived intangible assets	2,080,000	1,792,000

Net intangible assets	$19,842,000	$14,083,000

Amortization expense amounted to $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The weighted-average amortization period of intangible assets acquired in 2008 and 2007 is 9.6 years and 4.4 years, respectively. Amortization expense for the following five years is estimated to be as follows:

2009	$318,000
2010	309,000
2011	292,000
2012	283,000
2013	254,000

In 2007, the Company acquired the Le Tigre trademark and other intellectual property associated with the Le Tigre brand from Le Tigre, LLC (the “Seller”).  The Company paid the Seller approximately $13.0 million.  During 2008, pursuant to two amendments to the Asset Purchase Agreement, the Company paid the Seller an additional $5.5 million for achieving specified performance targets.  The final purchase price for Le Tigre was $18.5 million.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company recorded the intellectual property in “Intangible Assets” on the accompanying Consolidated Balance Sheets at fair value.  Based on an independent third-party valuation, management allocated the majority of the $18.5 million paid as an indefinite lived intangible asset and a nominal amount as a finite lived intangible asset.

During 2008, the Company paid $0.5 million for the final cash payment related to the Gentle Souls trademark purchased in 2006.

Note 8 – Impairment of Long-Lived Assets

Management reviews its retail stores’ estimated undiscounted future cash flows and compares it to the unamortized leasehold improvements to determine whether or not a write-down to fair value is required.  In 2008, 2007 and 2006, the Company recorded non-cash asset impairment charges of $1.9 million, $10.6 million and $0.1 million, respectively, related to its stores’ leasehold improvements and furniture and fixtures.

Management also reviews its wholesale customer shop-in-shops’ estimated undiscounted future cash flows to determine whether a writedown is required.  In 2008, the Company recorded a non-cash asset impairment charge of $1.1 million for shop-in-shops’ build out costs.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 - Foreign Currency Transactions, Derivative Instruments and Hedging Activities

The Company, in the normal course of business, may enter into forward contracts in anticipation of future purchases of inventory denominated in foreign currencies.  These forward contracts are used to hedge against the Company’s exposure to changes in Euro exchange rates to protect the purchase price of merchandise under such commitments.  The Company classifies these contracts as cash flow hedges under SFAS 133.  The Company had no forward contracts outstanding as of December 31, 2008 and 2007.

Note 10 - Segment Reporting

The Company has three reportable segments:  Wholesale, Consumer Direct and Licensing.  The Wholesale segment designs and sources a broad range of fashion footwear, handbags, accessories, and apparel and markets its products for sale to approximately 5,700 department, specialty and off-price store locations and to the Company’s Consumer Direct segment.  The Consumer Direct segment markets a broad selection of the Company’s branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full-priced retail stores, Company Stores (“outlets”) and e-commerce (at website addresses www.kennethcole.com and www.kennethcolereaction.com).  The Licensing segment, through third-party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in approximately 30 apparel and accessories categories for men, women and children.  The Company maintains control over quality, image and distribution of the licensees.  This segment primarily consists of royalties earned on licensee sales to third parties of the Company’s branded products and royalties earned on the purchase and sale to foreign retailers, distributors, or to consumers in foreign countries.  The Company’s reportable segments are business units that offer products to overlapping consumers through different channels of distribution.  Each segment is managed separately, although planning, implementation and results across segments are reviewed internally by the executive management committee.  The Company evaluates performance of each of its segments and allocates resources based on profit or loss before unallocated corporate overhead, stock-based compensation expense, writedown of marketable securities, non-operating impairment charges and income taxes for each segment. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Intersegment sales between the Wholesale and Consumer Direct segments are eliminated in consolidation.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 - Segment Reporting (continued)

Financial information of the Company’s reportable segments is as follows (dollars in thousands):

		Consumer
	Wholesale	Direct	Licensing	Totals
Year Ended December 31, 2008
Revenues	$267,151	$181,427	$43,759	$492,337
Intersegment revenues	40,458	--	--	40,458
Interest income, net	1,730	--	--	1,730
Depreciation expense	3,048	5,873	--	8,921
Impairment of long-lived assets	1,111	1,917	--	3,028
Segment (loss)/income (1) (3)	(9,595)	(20,579)	33,785	3,611
Segment assets (2)	196,024	55,071	62,340	313,435
Expenditures for long-lived assets	2,088	7,309	6,552	15,949
Year Ended December 31, 2007
Revenues	$290,768	$175,637	$44,315	$510,720
Intersegment revenues	27,804	--	--	27,804
Interest income, net	5,366	--	--	5,366
Depreciation expense	3,575	8,145	73	11,793
Impairment of long-lived assets	--	10,564	--	10,564
Segment income/(loss) (1) (3)	13,544	(23,937)	36,655	26,262
Segment assets (2)	255,818	51,904	48,400	356,122
Expenditures for long-lived assets	1,309	9,364	13,268	23,941
Year Ended December 31, 2006
Revenues	$314,981	$177,301	$44,217	$536,499
Intersegment revenues	28,262	--	--	28,262
Interest income, net	4,875	--	--	4,875
Depreciation expense	3,454	7,197	4	10,655
Impairment of long-lived assets	--	121	--	121
Segment income/(loss) (1) (3)	31,956	(12,623)	34,562	53,895
Segment assets (2)	251,851	64,914	44,348	361,113
Expenditures for long-lived assets	24,063	15,870	610	40,543

(1)	Before unallocated corporate overhead, stock-based compensation expense, writedown of marketable securities, investment impairment charges and income taxes.
(2)	The Wholesale segment includes corporate assets.
(3)	The Wholesale segment includes primarily all of the Company’s allocated corporate overhead.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 - Segment Reporting (continued)

The reconciliation of the Company’s reportable segment revenues and profit and loss are as follows (dollars in thousands):

Revenues	2008	2007	2006
Revenues for reportable segments	$492,337	$510,720	$536,499
Intersegment revenues (1)	40,458	27,804	28,262
Elimination of intersegment revenues	(40,458)	(27,804)	(28,262)
Total consolidated revenues	$492,337	$510,720	$536,499

(Loss)/income
Total income for reportable segments (1)	$3,611	$26,262	$53,895
Elimination of unallocated corporate overhead, stock-based compensation expense, writedown of marketable securities and non-operating impairment charges	(22,032)	(16,011)	(12,032)
Total (loss)/income before (benefit from)/provision for income taxes	$(18,421)	$10,251	$41,863

(1)	Before unallocated corporate overhead, stock-based compensation expense, writedown of marketable securities, investment impairment charges and income taxes.

Revenues from international customers were approximately 3.9%, 3.0%, and 2.5% of the Company’s consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 11 - Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
	2008	2007
Rent	$989,000	$1,158,000
Compensation	7,972,000	6,252,000
Customer credits	1,750,000	1,876,000
Other	958,000	1,566,000
Total other current liabilities	$11,669,000	$10,852,000

Note 12 - Benefit Plans

A.    401(k) Plan

The Company’s 401(k) profit-sharing plan covers all domestic employees, subject to certain minimum age and length of service requirements who are permitted to contribute specified percentages of their salary up to the maximum permitted by the Internal Revenue Service.  As defined in the 401(k) Plan document, the Company may make a matching and/or additional discretionary contribution.  No additional discretionary contributions were made during 2008.  Contributions to the plan for the years ended December 31, 2008, 2007 and 2006 were approximately $0.5 million, $0.5 million and $0.6 million, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (continued)

B.    Deferred compensation plans

The Company has three nonqualified deferred compensation plans that are maintained primarily to provide deferred compensation benefits for the Company’s “highly compensated employees”, as defined.  The Company accounts for the investments in the deferred compensation plans as trading securities in accordance with SFAS 115.  The unrealized gains and losses on the investments are recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. The assets are included in Deferred compensation plans’ assets, and the related liabilities are included in Deferred compensation plans’ liabilities.  The Company’s deferred compensation plans comply with regulation 409a of the Internal Revenue Code which regulates deferred compensation.

The Kenneth Cole Productions, Inc. Deferred Compensation Plan is solely for the Company’s Chairman and Chief Creative Officer.  Amounts deferred and invested under this plan, at his discretion, were $1.6 million, $2.0 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.  As of December 31, 2008 and 2007, the Company has recorded a liability of $32.9 million and $38.1 million, respectively, for this plan, and the fair value of the related assets were $32.9 million and $38.1 million, respectively.

The Kenneth Cole Productions, Inc. Nonqualified Deferred Compensation Plan (“Nonqual Plan”) provides for the Company, at its discretion, to fund the Nonqual Plan on behalf of qualified employees.  Contributions by the Company are 100% vested at time of funding and the employee has the right to select various investment options.  The employees are entitled to the assets based upon the returns of the various investments that they can elect.  The Company has the right to invest in any funds it chooses.  The Company has funded the Nonqual Plan with Company owned variable life insurance contracts.  Amounts deferred under the plan were $0.3 million, $0.2 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.  As of December 31, 2008 and 2007, the Company has recorded a liability of $0.8 million and $1.1 million, respectively, for this plan.

The Supplemental Executive Retirement Plan (“SERP”) provides for the Company, at its discretion, to fund the SERP on behalf of qualified employees.  Contributions by the Company are vested based upon the respective participants’ years of service, and the employee has the right to select various investment options.  Employees are entitled to the assets based upon the returns of various investments they elect from the Company’s contributions that are vested.  The Company has the right to invest in any funds at its discretion and has funded the SERP with Company owned variable life insurance contracts.  As of December 31, 2008 and 2007, the Company has recorded a liability of $2.0 million and $3.2 million, respectively, for this plan.

The fair value of the Nonqual Plan and SERP investments was $4.4 million and $7.6 million at December 31, 2008 and 2007, respectively.

On January 1, 2008 the Company amended its SERP.  Under the amended plan, benefits earned become 30% vested after 3 years of service, 60% vested after 6 years of service and 100% vested after 10 years of service or termination of service resulting from retirement, disability or death.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (continued)

C.    Employee Stock Purchase Plan

The Company sponsors a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees, as defined, to participate in the purchase of designated shares of the Company’s Class A Common Stock at a price equal to 85% of the closing price at the end of each quarterly stock purchase period.  For the years ended December 31, 2008, 2007 and 2006, employees purchased 16,329, 17,022, and 17,897 shares, respectively.  Total shares purchased through December 31, 2008 were 127,803.

Note 13 - Stock–Based Compensation

The Company’s 2004 Stock Incentive Plan (the “Plan”), as amended, authorizes the grant of options and restricted stock to employees for up to 6,320,162 shares of the Company’s Class A Common Stock.  The Plan provides for the grant of stock options, restricted stock awards and other stock unit awards to directors, officers and other eligible employees.  Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant.  Stock option grants expire within 10 years and vest on a graded basis within two to five years from the date of grant.  Restricted stock unit awards generally vest on a graded basis over a three to four year period or cliff vest after three years.  All awards are expensed on a straight-line basis.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values.  Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R.  Unvested equity-based awards that were granted prior to January 1, 2006 continue to be accounted for in accordance with SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods.  The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.  Also, the realization of tax benefits in excess of amounts recognized for financial reporting purposes is recognized in the Consolidated Statements of Cash Flows as a financing activity.  In addition, the Company’s ESPP is considered compensatory under SFAS 123R, as the ESPP contains a purchase price discount in excess of 5%.  In accordance with the guidance set forth in SFAS 123R, the Company reversed the deferred compensation amount in Shareholders’ Equity related to restricted stock as of January 1, 2006.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 - Stock–Based Compensation (continued)

The following table summarizes stock option activity for the years ended December 31, 2008, 2007 and 2006:

	Shares	Weighted- average exercise price per share
Outstanding as of December 31, 2005	2,600,717	$23.64

Granted	27,000	$24.73
Exercised	(203,283)	$16.28
Expired	(131,185)	$31.14
Forfeited	(174,364)	$27.24
Outstanding as of December 31, 2006	2,118,885	$23.60

Granted	20,000	$23.75
Exercised	(308,800)	$13.88
Expired	(65,306)	$29.62
Forfeited	(10,000)	$23.85
Outstanding as of December 31, 2007	1,754,779	$25.08

Granted	881,500	$14.69
Exercised	(5,400)	$11.71
Expired	(173,949)	$24.96
Forfeited	(45,667)	$14.97
Outstanding as of December 31, 2008	2,411,263	$21.51

Exercisable as of December 31, 2008	1,565,013	$25.15

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $4.98, $10.18 and $10.97, respectively.  The weighted-average remaining term for stock options outstanding and exercisable, as of December 31, 2008, was 5.5 years and 4.3 years, respectively.  There was no aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2008.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.  The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was $1.5 million, $1.4 million and $2.1 million, respectively.

The intrinsic value related to the exercise of stock options was approximately $20,000 for the year ended December 31, 2008, which is currently deductible for tax purposes.  The intrinsic value related to the exercise of stock options was $2.9 million for the year ended December 31, 2007.  In addition, 368,242 treasury shares were re-issued for options exercised and restricted stock vestings during the year ended December 31, 2007.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 - Stock–Based Compensation (continued)

The following table summarizes restricted stock unit activity for the years ended December 31, 2008, 2007 and 2006.

Shares
Unvested as of January 1, 2006	138,182

Granted	515,616
Vested	(34,138)
Forfeited	(53,557)
Unvested as of December 31, 2006	566,103

Granted	305,044
Vested	(97,320)
Forfeited	(111,647)
Unvested as of December 31, 2007	662,180

Granted	329,455
Vested	(148,541)
Forfeited	(154,236)
Unvested as of December 31, 2008	688,858

Vested as of December 31, 2008	294,781

The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2008, 2007 and 2006 was $11.89, $23.71 and $25.32, respectively.  The total grant-date fair value of restricted shares vested during the years ended December 31, 2008, 2007 and 2006 was $3.7 million, $2.6 million and $0.7 million, respectively.  The weighted-average remaining contractual term of unvested shares of restricted stock as of December 31, 2008 and 2007 was 1.8 years and 1.9 years, respectively.

The following table summarizes the components of stock-based compensation expense, which is recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations, for the years ended December 31, 2008, 2007 and 2006.

	Year ended December 31,
	2008	2007	2006
Stock options	$928,000	$1,714,000	$1,137,000
Restricted stock units and employee stock purchase plan	4,217,000	5,532,000	2,056,000
Total stock-based compensation expense	$5,145,000	$7,246,000	$3,193,000

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

The following table summarizes the assumptions used to compute the weighted-average fair value of stock option grants:

	Year Ended December 31,
	2008	2007	2006
Weighted-average volatility	38.3%	45.0%	49.6%
Risk-free interest rate	4.0% to 4.1%	4.0% to 4.8%	5.0% to 5.2%
Weighted-average dividend yield	2.5%	3.2%	2.9%
Expected term	4-9 years	9 years	3-9 years

The weighted-average volatility for the options granted during the years ended December 31, 2008, 2007, and 2006 was developed using historical volatility for periods equal to the expected term of the options. An increase in the weighted-average volatility assumption will increase stock compensation expense. The expected volatility used in the calculation of the Company’s stock-based compensation expense for the year ended December 31, 2008 ranged from 32.6% to 46.7%.

The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.  An increase in the risk-free interest rate will increase stock compensation expense.

The dividend yield is a ratio that estimates the expected dividend payments to shareholders.  The dividend yield is calculated by using the dividends declared per share and the Company’s stock price on the date of grant.  A decrease in the dividend yield will increase stock compensation expense.  The dividend yields used in the calculations of the Company’s stock-based compensation expense for the year ended December 31, 2008 ranged from 2.4% to 3.1%.

The expected term of the stock option grants was developed after considering vesting schedules, life of the option, historical experience and estimates of future exercise behavior patterns.  An increase in the expected holding period will increase stock compensation expense.

The fair value of restricted stock was calculated by multiplying the Company’s stock price on the date of grant by the number of shares granted and is being amortized on a straight-line basis over the vesting periods.  SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates and by employee classification ranging from 0% to 100% for stock options, and 0% to 100% for restricted stock.  Estimated forfeitures will continue to be reassessed in subsequent periods and may change based on new facts and circumstances.

As of December 31, 2008, approximately $10.5 million of unrecognized stock compensation related to unvested stock options and restricted stock awards, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.3 years.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14   - Income Taxes

The Company accounts for income taxes in accordance with SFAS 109 and FIN 48.  As such, the Company’s policy on classification of interest and penalties is to include these amounts in the provision for income taxes in the accompanying Consolidated Statements of Operations.  During the year ended December 31, 2008, the Company recognized a tax expense of $0.3 million for interest and penalties. During the year ended December 31, 2007, the Company recognized a tax benefit of $0.2 million for interest and penalties.  Interest and penalties accrued at December 31, 2008 and 2007 were $1.2 million and $0.9 million, respectively. The total amount of unrecognized tax benefits at December 31, 2008 and 2007 is approximately $2.4 million of which $1.1 million and $1.3 million, respectively, would affect the Company’s effective tax rate if recognized.  If settlements are effected in accordance with the Company’s expectations, the total unrecognized tax benefits could decrease by approximately $0.1 million within the next twelve months.

Unrecognized tax benefits consist of the following:

	2008	2007
Balance as of January 1	$2,423,000	$2,160,000
Additions to current period positions	267,000	504,000
Additions for positions of prior years	1,040,000	301,000
Reductions for positions of prior years	--	(542,000)
Settlements with taxing authorities	(1,099,000)	--
Lapses of applicable statute of limitations	(243,000)	--
Balance as of December 31	$2,388,000	$2,423,000

The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, local, and foreign jurisdictions.  U.S. federal income tax returns have been examined through 2005. In addition, audits are currently being conducted for certain state and federal tax jurisdictions ranging from 2003 to 2007.

In 2006, the Company reached agreements with various taxing authorities which closed certain outstanding audits, for which the Company had previously established reserves.  The Company recorded a tax benefit of approximately $0.6 million, net of certain tax liabilities, during the year ended December 31, 2006.

The components of (loss)/income before (benefit from)/provision for income taxes are as follows:

Year Ended December 31,	2008	2007	2006
Domestic	$(26,328,000)	$3,286,000	$35,649,000
International	7,907,000	6,965,000	6,214,000
	$(18,421,000)	$10,251,000	$41,863,000

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14   - Income Taxes (continued)

Significant items comprising the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Inventory allowances and capitalization	$3,033,000	$2,274,000
Allowance for doubtful accounts and sales allowances	894,000	819,000
Deferred rent	4,322,000	4,536,000
Deferred compensation	14,693,000	13,558,000
Depreciation and asset impairment	5,221,000	5,450,000
Stock-based compensation	3,383,000	3,017,000
Unrealized losses on available-for-sale securities	--	406,000
Writedown of investments	3,132,000	--
Deferred income, customer obligations, and other	2,895,000	1,956,000
Net operating loss carryforwards	5,472,000	--
Non-deductible accruals	792,000	950,000
	43,837,000	32,966,000
Valuation allowances on writedown of investments	(3,132,000)	--
Total deferred tax assets	$40,705,000	$32,966,000

Deferred tax liabilities:
Amortization of intangible assets	(471,000)	(106,000)
Unrealized gains on available-for-sale securities	(70,000)	--
Undistributed foreign earnings	(978,000)	(3,027,000)
Total deferred tax liabilities	(1,519,000)	(3,133,000)
Net deferred tax assets	$39,186,000	$29,833,000

As of December 31, 2008, the Company had net operating loss carryforwards of approximately $13.5 million that will expire in 2028.  In addition, the Company recorded a valuation allowance related to the writedown of investments because of the uncertainty of ultimately realizing these future tax benefits.

The (benefit from)/provision for income taxes consists of the following:

	December 31,
	2008	2007	2006
Current:
Federal	$5,988,000	$13,045,000	$13,402,000
State and local	376,000	414,000	1,465,000
Foreign	386,000	698,000	231,000
	6,750,000	14,157,000	15,098,000
Deferred:
Federal	(9,131,000)	(10,104,000)	--
State and local	(1,247,000)	(885,000)	--
Foreign	7,000	--	--
	(10,371,000)	(10,989,000)	--
	$(3,621,000)	$3,168,000	$15,098,000

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14   - Income Taxes (continued)

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	3.9%	0.7%	2.5%
Adjustment to unrecognized tax benefits	(3.2)%	(1.8)%	(1.4)%
Valuation allowances	(15.4)%	--	--
Other permanent differences	(0.6)%	1.8%	--
Effect of rate changes	--	(4.8)%	--
	19.7%	30.9%	36.1%

Note 15 - Commitments and Contingencies

A.    Operating leases and Other Property Agreements

The Company leases office, retail and warehouse facilities under non-cancelable operating leases between 5 and 15 years with options to renew at varying terms.  Future minimum lease payments for non-cancelable leases with initial terms of one year or more consisted of the following at December 31, 2008:

2009	$24,744,000
2010	22,970,000
2011	21,405,000
2012	19,546,000
2013	18,598,000
Thereafter	31,280,000
Total minimum cash payments	$138,543,000

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

Rent expense is as follows:

	2008	2007	2006
Minimum rent	$25,563,000	$26,835,000	$27,894,000
Contingent rent and other	8,570,000	8,414,000	6,972,000
Total rent expense	$34,133,000	$35,249,000	$34,866,000

Sub-tenants rental income for 2008, 2007, and 2006 was $0.2 million, $0.2 million, and $0.9 million, respectively.  Future minimum rental income from sub-tenants is $0.3 million for 2009. Future minimum rental income from sub-tenants does not include rent escalation and other charges that are subsequently passed through to the sub-tenant.

The Company leases 51,000 square feet of office space in Secaucus, New Jersey for its administrative offices.  In addition, the Company also leases a 23,500 square foot facility in Secaucus

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15 - Commitments and Contingencies (continued)

used for Company Store space, as well as an additional distribution warehousing facility.  The Company also has a technical and administrative office in Dongguan, China.  The Company closed its office in Florence, Italy during 2008.  The Company does not own or operate any manufacturing facilities.

The Company leases space for all of its 43 full-priced retail stores (aggregating approximately 214,000 square feet) and 53 Company Stores (aggregating approximately 243,000 square feet).  Generally, the leases provide for an initial term of five to ten years and certain leases provide for renewal options permitting the Company to extend the term thereafter.

B.    Letters of credit

The Company was contingently liable for $2.6 million and $0.2 million of open letters of credit as of December 31, 2008 and 2007, respectively.  In addition, at December 31, 2008 and 2007, stand-by letters of credit amounted to approximately $0.9 million and $2.5 million, respectively.

C.    Concentrations

In the normal course of business, the Company sells to major department stores and specialty retailers and believes that its broad customer base will mitigate the impact that financial difficulties of any such retailers might have on the Company’s operations.  The Company had no customer account for more than 10% of consolidated net sales for the years ended December 31, 2008, 2007 and 2006.

The Company sources each of its product lines separately, based on the individual design, styling and quality specifications of such products.  The Company primarily sources its products directly or indirectly through manufacturers in Italy, Spain, Brazil and China.  However, approximately 42% and 47% of total handbag purchases came from two manufacturers in China during the years ended December 31, 2008 and 2007, respectively.  Approximately 40% of Kenneth Cole and Kenneth Cole Reaction men’s footwear purchases were from two manufacturers in China during the year ended December 31, 2008 and 42% were one manufacturer in China utilizing many different factories during the year ended December 31, 2007, respectively.  Approximately 61% and 52% of Kenneth Cole Reaction ladies’ footwear purchases were sourced through two Chinese manufacturers during the years ended December 31, 2008 and December 31, 2007, respectively.  The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company’s production needs.

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

D.    Lines of Credit Facilities (continued)

Credit Facility bear an interest rate equal to the Alternate Base Rate (defined as the higher of the Prime Rate or the Federal Funds Rate plus 0.5%) or the Adjusted LIBOR rate plus applicable margin as defined within the agreement as elected by the Company.  The Company incurs facility fees of ten basis points on the face amount of the Revolving Credit Facility.  During 2008 and 2007, the Company incurred facility fees of approximately $0.1 million.  There were no outstanding advances under this agreement at December 31, 2008 and 2007.  Amounts available under the Revolving Credit Facility at December 31, 2008 and 2007 were reduced by $3.5 million and $2.7 million, respectively, of standby and open letters of credit.  The Company did not borrow under the Revolving Credit Facility during 2008 and 2007 and currently has no availability under this credit line at December 31, 2008.

E.    Other

The Company reclassified approximately $1.4 million from Prepaid expenses to Income taxes payable for the year ended December 31, 2007 related to short-term FIN 48 payables that were netted against receivables, approximately $6.6 million of SERP assets from Investments and other to Deferred compensation plans assets and approximately $3.2 million of SERP liabilities from Accrued rent and other long-term liabilities to Deferred compensation plans’ liabilities to conform to the 2008 presentation. The Accumulated other comprehensive income balance is comprised of unrealized gains/(losses) on equity securities and foreign currency translation gains/(losses).

Note 16 - Shareholders’ Equity

A.    Common stock

Class A Common Shareholders are entitled to one vote for each share held of record and Class B Common Shareholders are entitled to ten votes for each share held of record.  Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the Class B Shareholder.  The Class A Common Shareholders vote together with Class B Common Shareholders on all matters subject to shareholder approval, except that Class A Common Shareholders vote separately as a class to elect 25%, but not less than two, of the Board of Directors of the Company.  Shares of neither class of common stock have preemptive or cumulative voting rights.

B.    Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 1,000,000 shares of preferred stock.  The preferred stock may be issued from time to time as determined by the Board of Directors of the Company, without shareholder approval.  Such preferred stock may be issued in such series and with such preferences, conversion or other rights, voting powers, restrictions, or limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors.

C.    Common Stock Repurchase

In 2008, the Company’s Board of Directors increased the authorization for the Company’s common stock repurchase plan by approximately 4,000,000 shares to an aggregate of 9,388,400 of shares of Class A common stock.  During 2008, the Company repurchased 1,619,200 of its shares at an aggregate price of $24.4 million and during 2007, repurchased 1,008,000 of its shares at an aggregate price of $19.2 million.  The Company had 3,072,800 and 692,000 shares available for repurchase as of December 31, 2008 and 2007, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17 - Licensing Agreements

In 2006, the Company amended its license agreement with one of its licensees which covered the manufacture and distribution of men’s and women’s sportswear under the Kenneth Cole New York trademark and men’s sportswear under the Kenneth Cole Reaction trademark.  The amended agreement allowed the Company to assume control of its Kenneth Cole New York sportswear categories in 2007.  In January 2007, the Company reached an agreement with the licensee to end its license agreement at the end of 2007 and assume control over its Kenneth Cole Reaction sportswear business in 2007.

Note 18 - Related Party Transactions

The Company has an exclusive license agreement with Iconix Brand Group, Inc. and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with the manufacture, sale and distribution of women’s, men’s and children’s footwear in certain territories. The Chief Executive Officer and Chairman of Iconix is the brother of the Company’s Chairman and Chief Creative Officer.  The term of the agreement is through December 31, 2010.  Management believes that the license agreement with Iconix was entered into at arm’s-length.  During these periods, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $1.1 million, $1.1 million and $1.4 million in aggregate royalty and advertising expense under the agreement for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company recorded expenses of approximately $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2008. 2007 and 2006, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company’s Chairman and Chief Creative Officer.  Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Note 19 - New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company will adopt the provisions on January 1, 2009 and has determined that it will not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R “Business Combinations” and other applicable accounting literature.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date.  The Company will adopt the provisions on January 1, 2009 and has determined that it will not have a material impact on the Company’s consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19 - New Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement will be effective sixty days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company expects that SFAS 162 will not have a material impact on the Company’s consolidated financial statements.

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

Note 20- Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2008 and 2007 appear below (in thousands, except per share and dividend data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net sales	$112,615	$100,893	$120,161	$114,909
Royalty revenue	9,882	10,258	11,947	11,672
Net revenues	122,497	111,151	132,108	126,581
Gross profit	50,227	46,044	54,351	48,263
Operating income/(loss)	1,112	(3,058)	2,455	(12,820)
Net income/(loss)	807	(2,052)	(1,554)	(12,001)
Earnings/(loss) per share basic	$0.04	$(0.11)	$(0.09)	$(0.67)
Earnings/(loss) per share diluted	$0.04	$(0.11)	$(0.09)	$(0.67)
Dividends declared	$0.09	$0.09	$0.09	$0.09

2007
Net sales	$119,868	$108,337	$118,644	$119,556
Royalty revenue	9,470	10,612	11,669	12,564
Net revenues	129,338	118,949	130,313	132,120
Gross profit	52,554	52,725	57,851	60,182
Operating income	4,333	3,819	4,057	(7,324)
Net income	3,440	3,304	3,433	(3,094)
Earnings per share basic	$0.17	$0.16	$0.17	$(0.16)
Earnings per share diluted	$0.17	$0.16	$0.17	$(0.16)
Dividends declared	$0.18	$0.18	$0.18	$0.18

Kenneth Cole Productions, Inc.
Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2008, 2007 and 2006

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period

Year ended December 31, 2008
Allowance for doubtful accounts	$(230,000)	$(1,309,000)	$478,000	$(1,061,000)
Reserve for returns and sales allowances	(11,456,000)	(29,981,000)	31,320,000	(10,117,000)
	$(11,686,000)	$(31,290,000)	$31,798,000	$(11,178,000)

Year ended December 31, 2007
Allowance for doubtful accounts	$(249,000)	$(188,000)	$207,000	$(230,000)
Reserve for returns and sales allowances	(9,736,000)	(24,770,000)	23,050,000	(11,456,000)
	$(9,985,000)	$(24,958,000)	$23,257,000	$(11,686,000)

Year ended December 31, 2006
Allowance for doubtful accounts	$(298,000)	$(211,000)	$260,000	$(249,000)
Reserve for returns and sales allowances	(8,848,000)	(18,862,000)	17,974,000	(9,736,000)
	$(9,146,000)	$(19,073,000)	$18,234,000	$(9,985,000)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNETH COLE PRODUCTIONS, INC.

By:	/s/ JILL GRANOFF
Jill Granoff
Chief Executive Officer

Date: March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH D. COLE	Chairman of the Board and Chief Creative Officer	March 12, 2009
Kenneth D. Cole

/s/ JILL GRANOFF	Chief Executive Officer	March 12, 2009
Jill Granoff

/s/ DAVID P. EDELMAN	Chief Financial Officer	March 12, 2009
David P. Edelman

/s/ ROBERT C. GRAYSON	Director	March 12, 2009
Robert C. Grayson

/s/ DENIS F. KELLY	Director	March 12, 2009
Denis F. Kelly

/s/ PHILIP R. PELLER	Director	March 12, 2009
Philip R. Peller

/s/ MARTIN E. FRANKLIN	Director	March 12, 2009
Martin E. Franklin