Form 10-Q
period 2009-03-31
COLE KENNETH PRODUCTIONS INC
filed 2009-05-11
CIK 921691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X)   No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ( ) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )   Accelerated filer (X) Non-accelerated filer ( ) (Do not check if a smaller reporting company) Smaller reporting company ( ).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	May 5, 2009
Class A Common Stock ($.01 par value)	9,898,948
Class B Common Stock ($.01 par value)	8,010,497

Kenneth Cole Productions, Inc.

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$ 46,333,000	$ 64,704,000
Due from factors	2,713,000	9,190,000
Accounts receivable, net	44,517,000	32,018,000
Inventories, net	44,120,000	43,342,000
Prepaid expenses and other current assets	3,837,000	2,738,000
Deferred taxes, net	5,872,000	5,645,000
Total current assets	147,392,000	157,637,000

Property and equipment, at cost, less accumulated
depreciation and amortization	57,845,000	57,790,000

Other assets:
Intangible assets, net	20,310,000	19,842,000
Deferred taxes, net	37,863,000	33,541,000
Investments and other	7,071,000	7,280,000
Deferred compensation plans’ assets	37,959,000	37,345,000
Total other assets	103,203,000	98,008,000

Total Assets	$308,440,000	$313,435,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(Unaudited)

	March 31, 2009	December 31, 2008
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 47,567,000	$ 42,935,000
Other current liabilities	8,069,000	11,669,000
Deferred income	4,952,000	5,512,000
Income taxes payable	203,000	--
Total current liabilities	60,791,000	60,116,000

Accrued rent and other long-term liabilities	17,086,000	17,842,000
Deferred compensation plans’ liabilities	36,126,000	35,715,000

Commitments and contingencies

Shareholders’ Equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized, none outstanding	--	--
Class A Common Stock, par value $.01, 40,000,000 shares authorized; 15,736,898 and 15,726,672 issued as of March 31, 2009 and December 31, 2008, respectively	157,000	157,000
Class B Convertible Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	80,000	80,000
Additional paid-in capital	105,847,000	103,318,000
Accumulated other comprehensive income	966,000	650,000
Retained earnings	212,308,000	220,478,000
	319,358,000	324,683,000
Class A Common Stock in treasury, at cost, 5,855,550 shares as of March 31, 2009 and December 31, 2008, respectively	(124,921,000)	(124,921,000)
Total shareholders’ equity	194,437,000	199,762,000

Total Liabilities and Shareholders’ Equity	$308,440,000	$313,435,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net sales	$ 94,374,000	$112,615,000
Royalty revenue	9,001,000	9,882,000
Net revenues	103,375,000	122,497,000
Cost of goods sold	68,303,000	72,270,000
Gross profit	35,072,000	50,227,000

Selling, general and administrative expenses	47,673,000	49,115,000
Operating (loss)/income	(12,601,000)	1,112,000
Interest income, net	206,000	888,000
Impairment of investments	(399,000)	(594,000)
(Loss)/income before (benefit from)/provision for income taxes	(12,794,000)	1,406,000
(Benefit from)/provision for income taxes	(4,626,000)	599,000
Net (loss)/income	$ (8,168,000)	$ 807,000

(Loss)/earnings per share:
Basic	$(0.46)	$0.04
Diluted	$(0.46)	$0.04

Dividends declared per share	--	$0.09

Shares used to compute (loss)/earnings per share:
Basic	17,889,000	19,325,000
Diluted	17,889,000	19,527,000

                       See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated Other		Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Retained Earnings	Number of Shares	Amount	Total
Shareholders’ equity January 1, 2009	15,726,672	$157,000	8,010,497	$80,000	$103,318,000	$650,000	$220,478,000	(5,855,550)	$(124,921,000)	$199,762,000
Net loss							(8,168,000)			(8,168,000)
Translation adjustment for foreign currency, net of taxes of $(36,000)						(64,000)				(64,000)
Unrealized gain on available-for-sale securities, net of taxes of $(25,000)						380,000				380,000
Comprehensive loss										(7,852,000)
Stock-based compensation expense					2,508,000					2,508,000
Issuance of restricted stock and related tax benefits	4,022				(17,000)					(17,000)
Shares surrendered by employees to pay taxes on restricted stock	(1,467)				(8,000)					(8,000)
Issuance of Class A Common Stock from ESPP	7,671				46,000					46,000
Dividends paid on common stock							(2,000)			(2,000)
Shareholders’ equity March 31, 2009	15,736,898	$157,000	8,010,497	$80,000	$105,847,000	$966,000	$212,308,000	(5,855,550)	$(124,921,000)	$194,437,000

See accompanying notes to condensed consolidated financial statements.

 Kenneth Cole Productions, Inc. and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

  (Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows used in operating activities
Net (loss)/income	$ (8,168,000)	$ 807,000
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	2,387,000	2,232,000
Provision for doubtful accounts	17,000	117,000
Benefit from deferred taxes	(4,541,000)	(340,000)
Unrealized (gain)/loss from available-for-sale securities	(355,000)	357,000
Writedown of investments	399,000	594,000
Stock-based compensation expense	2,526,000	880,000
Tax benefit from stock option exercises and restricted stock vestings	(9,000)	(7,000)
Changes in operating assets and liabilities:
Decrease/(increase) in due from factors	6,477,000	(9,725,000)
Increase in accounts receivable	(12,516,000)	(2,834,000)
(Increase)/decrease in inventories	(778,000)	2,255,000
Increase in prepaid expenses and other current assets	(1,107,000)	(455,000)
(Increase)/decrease in other assets	(77,000)	1,680,000
Increase/(decrease) in accounts payable and accrued expenses	4,632,000	(3,931,000)
(Decrease)/increase in deferred income and other current liabilities	(4,236,000)	1,400,000
Increase in income taxes payable	203,000	--
Decrease in other long-term liabilities	(345,000)	(2,067,000)
Net cash used in operating activities	(15,491,000)	(9,037,000)
Cash flows used in investing activities
Acquisition of property and equipment	(2,354,000)	(1,093,000)
Purchase of intangible assets	(556,000)	(524,000)
Net cash used in investing activities	(2,910,000)	(1,617,000)
Cash flows provided by/(used in) financing activities
Shares surrendered by employees to pay taxes on restricted stock	(8,000)	--
Excess tax benefit from stock options	--	7,000
Proceeds from exercise of stock options	--	58,000
Proceeds from employee stock purchase plan	46,000	57,000
Acquisition of treasury shares	--	(6,800,000)
Dividends paid to shareholders	(2,000)	(1,745,000)
Net cash provided by/(used in) financing activities	36,000	(8,423,000)
Effect of exchange rate changes on cash	(6,000)	(38,000)
Net decrease in cash	(18,371,000)	(19,115,000)
Cash and cash equivalents, beginning of period	64,704,000	90,653,000
Cash and cash equivalents, end of period	$ 46,333,000	$71,538,000
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ 15,000	$ 3,000
Income taxes, net	$ 945,000	$ 1,071,000

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

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company’s consolidated Balance Sheet at December 31, 2008, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.  Stock-Based Compensation

The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock options, restricted stock, and other equity-based awards, and accounts for the related stock-based compensation under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), as described in Note 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2008.

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant.  Stock option grants expire within 10 years and generally vest on a graded basis within two to five years from the date of grant.  Restricted stock unit awards generally vest on a graded basis over a three to four year period or cliff vest after three years.  During the three months ended March 31, 2009, the Company granted 343,672 stock options for the Company’s Chairman and CEO who elected to receive 100% and 50%, respectively, of their 2008 annual bonuses in stock options in lieu of cash.  No stock options were granted during the three months ended March 31, 2008.  The Company did not grant shares of restricted stock during the three months ended March 31, 2009, as compared to 16,766 shares granted during the three months ended March 31, 2008.  Stock options outstanding and unvested restricted stock amounted to 2,614,685 and 678,866 shares, respectively, as of March 31, 2009.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.  Stock-Based Compensation (continued)

The following table summarizes the components of stock-based compensation expense for the three months ended March 31, 2009 and 2008, all of which is included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations:

	Three months ended March 31,

	2009	2008
Stock options (1)	$ 1,441,000	$ 156,000
Restricted stock units and employee stock purchase plan	1,085,000	724,000
Total stock-based compensation expense	$ 2,526,000	$ 880,000
_____________

(1)  The Company’s Chairman and CEO elected to receive 100% and 50%, respectively, of their 2008 annual bonuses in stock options in lieu of cash which amounted to $1,167,000 during the three months ended March 31, 2009.

The fair value of stock options was estimated using the Black-Scholes option-pricing model.  The following table summarizes the assumptions used to compute the weighted-average fair value of stock option grants for the three months ended March 31, 2009 and 2008:

	2009	2008
Weighted-average volatility	53.6%	--
Risk-free interest rate	2.99%	--
Weighted-average dividend yield	0%	--
Expected term	9 years	--

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

As of March 31, 2009, approximately $7.4 million of unrecognized stock compensation expense related to unvested stock options and restricted stock awards, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.2 years compared to approximately $8.4 million of unrecognized stock compensation expense as of March 31, 2008.

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

Three Months Ended

	March 31, 2009	March 31, 2008
Weighted-average common
shares outstanding	17,889,000	19,325,000
Effect of dilutive securities:
Restricted stock & employee stock purchase plan	--	181,000
Stock options	--	21,000
Weighted-average common
shares outstanding and common
share equivalents	17,889,000	19,527,000

All stock options and restricted stock outstanding as of March 31, 2009 have been excluded in the diluted per share calculation as the impact would be antidilutive.  Stock options outstanding as of March 31, 2008, in an aggregate amount of 1,504,000, have been excluded in the diluted per share calculations since their effect would be antidilutive.

4.

Investments

The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value may not be recoverable within a reasonable period of time.  The fair value of the Company’s auction rate securities (“marketable securities”) is determined from an independent third-party valuation.  The primary variables used in determining fair value include collateral, rating, insurance, credit risk and downgrade risk of the security.  In the Company’s evaluation of its investments it also considered its ability and intent to hold the investment until the market price recovers, the reasons for the decline in fair value, the duration of the decline in fair value and expected future performance.  Based on this evaluation, the Company recorded an other-than temporary impairment of investments of $0.4 million related to marketable securities during the three months ended March 31, 2009.  This charge is included within Impairment of investments in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.

Investments (continued)

The following table presents gross unrealized gains on, and estimated fair value of, the Company’s long-term investments as of March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
	Estimated Fair Value	Gross Unrealized		Estimated Fair Value	Gross Unrealized
		Gains	Losses		Gains	Losses
Auction-rate securities	$4,686,000	$ --	--	$5,085,000	$ --	--
Equity securities	1,254,000	537,000	--	899,000	182,000	--
Total	$5,940,000	$537,000	--	$5,984,000	$182,000	--

5.

Fair Value Measurement

The Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) provisions on January 1, 2008.  The Company’s financial assets, measured at fair value on a recurring basis, were as follows:

	Fair Value at March 31, 2009	Fair Value at December 31, 2008	Hierarchy
Investments	$ 1,254,000	$ 899,000	Level 1
Deferred compensation plans’ assets	$33,695,000	$32,909,000	Level 2
Marketable Securities	$ 4,686,000	$ 5,085,000	Level 3

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

The following table presents the reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 inputs, marketable securities, measured at fair value using observable inputs based on unobservable data in an inactive market for the three months ended March 31, 2009:

Beginning balance at January 1, 2009	$5,085,000
Impairment charge included in Statement of Operations	(399,000)
Ending balance at March 31, 2009	$4,686,000

The Company recorded a $0.4 million writedown in its marketable securities, specifically auction rate securities, within Impairment of investments in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2009.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.

Comprehensive (Loss)/Income

Comprehensive (loss)/income is comprised of net (loss)/income, the effect of foreign currency translation and changes in unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three months ended March 31, 2009 amounted to $7,852,000.  Comprehensive income for the three months ended March 31, 2008 amounted to $302,000.

7.

Segment Information

The Company has three reportable segments:  Wholesale, Consumer Direct and Licensing.  The Wholesale segment designs and sources a broad range of fashion footwear, handbags, accessories, and apparel and markets its products for sale to approximately 5,700 department, specialty and off-price store locations and to the Company’s Consumer Direct segment.  The Consumer Direct segment markets a broad selection of the Company’s branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full-priced retail stores, Company Stores (“outlets”) and e-commerce (at website addresses www.kennethcole.com.  The Licensing segment, through third-party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in approximately 30 apparel and accessories categories for men, women and children.  The Company maintains control over quality, image and distribution of the licensees.  This segment primarily consists of royalties earned on licensee sales to third parties of the Company’s branded products and royalties earned on the purchase and sale to foreign retailers, distributors, or to consumers in foreign countries.  The Company’s reportable segments are business units that offer products to overlapping consumers through different channels of distribution.  Each segment is managed separately, although planning, implementation and results across segments are reviewed internally by the executive management committee.  The Company evaluates performance of each of its segments and allocates resources based on profit or loss before unallocated corporate overhead, stock-based compensation expense, writedown of marketable securities and income taxes for each segment.  Intersegment sales between the Wholesale and Consumer Direct segments are eliminated in consolidation.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.

Segment Information (continued)

Financial information of the Company’s reportable segments is as follows (in thousands):

	Three Months Ended
	March 31, 2009
		Consumer
	Wholesale	Direct	Licensing	Totals
Revenue from external customers	$ 61,658	$ 32,716	$ 9,001	$103,375
Intersegment revenues	9,150	--	--	9,150
Segment (loss)/income (1) (3)	(3,739)	(11,542)	7,021	(8,260)
Segment assets (2)	$195,897	$ 55,229	$57,314	$308,440

	Three Months Ended
	March 31, 2008
		Consumer
	Wholesale	Direct	Licensing	Totals
Revenue from external customers	$ 74,097	$38,518	$ 9,882	$122,497
Intersegment revenues	9,880	--	--	9,880
Segment income/(loss) (1) (3)	3,168	(5,871)	7,494	4,791
Segment assets (2)	$247,506	$52,128	$42,889	$342,523

_________________

(1)

Before unallocated corporate overhead, stock-based compensation expense, writedown of marketable securities and income taxes.

(2)

The Wholesale segment includes corporate assets.

(3)

The Wholesale segment includes primarily all of the Company’s allocated corporate overhead.

The reconciliation of the Company’s reportable segment revenues and (loss)/income are as follows (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues
Revenues for reportable segments	$103,375	$122,497
Intersegment revenues (1)	9,150	9,880
Elimination of intersegment revenues	(9,150)	(9,880)
Total consolidated revenues	$103,375	$122,497

(Loss)/income
Total (loss)/income for reportable segments (1)	$(8,260)	$4,791
Elimination of unallocated corporate overhead, stock-based compensation expense and writedown of marketable securities	(4,534)	(3,385)
Total (loss)/income before (benefit from)/provision for income taxes	$(12,794)	$1,406

____________________

(1)

Before unallocated corporate overhead, stock-based compensation expense, writedown of marketable securities and income taxes.

Revenues from international customers were approximately 5.0% and 4.3% of the Company’s consolidated revenues for the three months ended March 31, 2009 and 2008, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.

Related Party Transactions

The Company has an exclusive license agreement with Iconix Brand Group, Inc. and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with the manufacture, sale and distribution of women’s, men’s and children’s footwear in certain territories.  The Chairman and Chief Executive Officer of Iconix is the brother of the Company’s Chairman and Chief Creative Officer.  The term of the agreement is through December 31, 2010.  Management believes that the license agreement with Iconix was entered into at arm’s length.  During this period, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $220,000 and $289,000 in aggregate royalty and advertising expense under the agreement for the three months ended March 31, 2009 and 2008, respectively.  In April 2009, the Company terminated the agreement effective December 31, 2009 (see Footnote 11 - Subsequent Event).

The Company recorded expenses of approximately $43,000 and $175,000 for the three months ended March 31, 2009 and 2008, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company’s Chairman and Chief Creative Officer. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

9.

Common Stock Repurchase

During the three months ended March 31, 2008, the Company repurchased 413,400 of its shares at an aggregate price of $6,800,000.  No shares were repurchased by the Company during the three months ended March 31, 2009.

10.

New Accounting Pronouncements

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”).  FSP 115-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The measure of impairment in comprehensive income remains fair value.  FSP 115-2 also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  FSP 115-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt for interim and annual periods ending after March 15, 2009.  The Company expects that FSP 115-2 will not have a material impact on the Company’s consolidated financial statements.

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

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.  Subsequent Event

On April 14, 2009, the Company notified Iconix of its election to terminate the Amended License Agreement between IP Holdings, LLC and Kenneth Cole Productions, Inc. to use the Bongo trademark in connection with the manufacture, sale and distribution of women’s, men’s and children’s footwear, effective December 31, 2009.  The Company will cease shipping Bongo product at the end of the third quarter of 2009.  The termination of the agreement eliminates any future obligation for 2010.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

The statements contained in this report which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding the Company’s anticipated results or level of business for 2009 or any other future period, may be deemed to constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including, but not limited to, demand and competition for the Company’s products, the ability to enter into new licensee agreements, to maintain and renew existing licensing agreements, and to open new stores, changes in consumer preferences or fashion trends, events causing disruption in product shipment, change in import regulations, dependence on certain large customers, changes in the Company’s relationships with vendors and other resources, the launching or prospective development of new business initiatives, future licensee sales growth, gross margins, store expansion, renovation and openings, changes in distribution centers, and the implementation of management information systems.  The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company’s reports and registration statements filed with the Securities and Exchange Commission.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

Update on Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management.  For a summary of the Company’s significant accounting policies, see the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

Kenneth Cole Productions, Inc. designs, sources and markets a broad range of fashion footwear, handbags and apparel and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted and Gentle Souls brand names.  The Company also designs, develops, markets and sources sportswear, footwear, handbags and other accessories under the Le Tigre brand name.  In addition, the Company designs, develops and sources private label footwear and handbags for selected retailers.  The Company’s products are targeted to appeal to fashion conscious consumers, reflecting a modern metropolitan perspective and a lifestyle uniquely associated with Kenneth Cole.  These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends.  The combination of core products and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

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

The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements.  The Company offers, through these agreements, a lifestyle collection of men’s product categories, including tailored clothing, dress shirts, dress pants, neckwear, outerwear, sleepwear, underwear, socks, belts, sunglasses, prescription eyewear, watches, fragrance, jewelry, luggage, business cases and small leather goods.  Women’s product categories currently being sold pursuant to license agreements include sportswear, outerwear, swimwear, sleepwear, small leather goods, belts, sunglasses, prescription eyewear, watches, jewelry, fragrance and luggage.  In addition, the Company licenses its children’s apparel.

The Company’s opportunities for long-term growth are accompanied by challenges and risks, particularly in the current recessionary environment.  The Company’s results are dependent on consumer demand for its products and may be influenced by economic factors not within the Company’s control, including general economic and business conditions, interest rate fluctuations, consumer credit availability, energy costs, geopolitical stability, customer traffic, tax law, stock market activity and other consumer impacting conditions.  Over the past several months, these economic factors have resulted in an environment of unprecedented volatility and disruption in both capital and consumer markets.  National unemployment and wealth and income declines, among other factors, have reduced consumer confidence to levels that have not been seen in decades.  In the aggregate, customer spending on fashion and fashion-related products has reduced dramatically in the economic environment.  The Company cannot predict the duration of the current economic downturn but believes it will continue at least through the end of 2009.  The macroeconomic environment and related factors could have a material adverse effect on the Company’s results of operations and financial condition.

The Company recorded net revenues of $103.4 million for the three months ended March 31, 2009.  Diluted loss per share was $(0.46), including $(0.05) related to impairment of investments, severance charges and other items for the three months ended March 31, 2009 compared to diluted earnings per share of $0.04 for the three months ended March 31, 2008.  As of March 31, 2009, the Company had $46.3 million in cash and cash equivalents and no long-term debt.

Results of Operations

The following table sets forth the Company’s Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of net revenues for the three months ended March 31, 2009 and March 31, 2008.

	Three Months Ended March 31,
	2009		2008
Net sales	$ 94,374	91.3%	$112,615	91.9%
Royalty revenue	9,001	8.7	9,882	8.1
Net revenues	103,375	100.0	122,497	100.0
Gross profit (1)	35,072	33.9	50,227	41.0
Selling, general & administrative expenses	47,673	46.1	49,115	40.1
Operating (loss)/income	(12,601)	(12.2)	1,112	0.9
Interest income, net	206	0.2	888	0.7
Impairment of Investments	(399)	(0.4)	(594)	(0.5)
(Loss)/Income before income taxes	(12,794)	(12.4)	1,406	1.1
Income tax (benefit)/expense	(4,626)	(4.5)	599	0.4
Net (loss)/income	$ (8,168)	(7.9)%	$ 807	0.7%

_______________________

(1)

Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

REVENUES:  Net revenues decreased $19.1 million, or 15.6%, to $103.4 million for the three months ended March 31, 2009 from $122.5 million for the three months ended March 31, 2008.  The decrease in revenues occurred in each of the Company’s business segments as further described below in the sections entitled “NET SALES” and “LICENSING REVENUE”.

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) decreased $12.4 million, or 16.8%, to $61.7 million for the three months ended March 31, 2009 from $74.1 million for the three months ended March 31, 2008.  The decrease was primarily attributable to a decline in sales across most of the Company’s branded footwear and handbag businesses as well as exiting its Tribeca business and terminating its Bongo business.  The challenging retail environment and continued stress in the macro-economic marketplace, particularly the department store channel, resulted in declines in most of the Company’s Wholesale businesses.

Net sales in the Company’s Consumer Direct segment decreased $5.8 million, or 15.1%, to $32.7 million for the three months ended March 31, 2009 from $38.5 million for the three months ended March 31, 2008.  Comparable store sales decreased 20.4%, or $6.9 million, while sales related to new stores opened in 2009, and that portion of 2009 sales for stores not open for all of 2008, increased by $1.5 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  Comparable stores are defined as new stores that are open for longer than thirteen months.  A store that stops operations is included in the comparable sales calculation through the date of closing.  The Company opened one Company Store (“outlet”) and closed two full-priced retail stores during the three months ended March 31, 2009.  The Company continues to refine its assortments, inventory levels, in-store-merchandising and the customer experience.

LICENSING REVENUE:  Royalty revenue decreased $0.9 million, or 8.9%, to $9.0 million for the three months ended March 31, 2009 from $9.9 million for the three months ended March 31, 2008.  The decrease in licensing revenues was primarily attributable to a reduction in contract initiation fees and a decrease in certain international licensee sales.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, decreased to 33.9% for the three months ended March 31, 2009 from 41.0% for the three months ended March 31, 2008.  The decrease, as a percentage of net revenues, was primarily the result of a decrease in the Wholesale and Consumer Direct segment margins, partially offset by the revenue mix shifting to Consumer Direct and Licensing as a percentage of total revenues.  The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had increased revenues as a percentage of net revenues to 31.7% for the three months ended March 31, 2009 compared to 31.4% for the three months ended March 31, 2008, while the Wholesale segment revenues, as a percentage of net revenues, decreased to 59.6% for the three months ended March 31, 2009 from 60.5% for the three months ended March 31, 2008.  The revenues in the Licensing segment, which carries minimal cost of goods sold, increased, as a percentage of revenues, to 8.7% for the three months ended March 31, 2009 compared to 8.1% for the three months ended March 31, 2008.  The decrease in the Wholesale segment margins was due to soft sell-thrus and higher dilution from a very promotional department store and challenging retail environment.  Consumer Direct segment margins decreased primarily from higher markdowns in a difficult retail environment, as the Company continued its promotional efforts to balance its inventories to current demand patterns.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  Selling, general and administrative (“SG&A”) expenses, including warehousing and receiving expenses, decreased $1.4 million to $47.7 million for the three months ended March 31, 2009 from $49.1 million for the three months ended March 31, 2008.  The decrease in SG&A expenses was primarily attributable to a $4.0 million reduction in payroll and various cuts in discretionary spending offset by costs associated with new stores and other expenses associated with the Company’s strategic initiatives.  Total SG&A expenses, as a percentage of revenues, were 46.1% and 40.1% for the three months ended March 31, 2009 and 2008, respectively.  The increase was due to loss of leverage on the decrease in Wholesale and Consumer Direct sales and the greater portion of revenues from the Consumer Direct segment which carries a higher SG&A expense level than the

Wholesale and Licensing segments due primarily to store occupancy and payroll costs.  The Company’s recent cost reduction activities are expected to result in decreased SG&A expenses in the upcoming quarter compared to last year.

INTEREST INCOME, NET:  Interest income, net decreased $0.7 million to approximately $0.2 million for the three months ended March 31, 2009 as compared to $0.9 million for the three months ended March 31, 2008.  The decrease is primarily due to the Company’s lower average cash balances and lower interest rates.

IMPAIRMENT OF INVESTMENTS:  The Company recorded an other-than-temporary impairment of auction-rate securities of $0.4 million during the three months ended March 31, 2009 as compared to $0.6 million during the three months ended March 31, 2008.

INCOME TAXES:  The Company’s effective tax rate decreased to 36.2% benefit for the three months ended March 31, 2009 from 42.6% expense for the three months ended March 31, 2008.  The decrease in the Company’s effective tax rate is a result of the tax benefit from the Company’s net loss offset by a valuation allowance reserved against tax assets for certain other-than-temporary investment impairments and the impact of interest and penalties on tax reserves for uncertain positions.

NET (LOSS)/INCOME:  As a result of the foregoing, net (loss)/income decreased by $9.0 million to $(8.2) million, or (7.9%) of net revenues, for the three months ended March 31, 2009 as compared to net income of $0.8 million. or 0.7% of net revenues, for the three months ended March 31, 2008.

New Accounting Pronouncements

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”).  FSP 115-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  FSP 115-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt for interim and annual periods ending after March 15, 2009.  The Company expects that FSP 115-2 will not have a material impact on the Company’s consolidated financial statements.

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

Related Party Transactions

The Company has an exclusive license agreement with Iconix Brand Group, Inc. and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with the manufacture, sale and distribution of women’s, men’s and children’s footwear in certain territories.  The Chairman and Chief Executive Officer of Iconix is the brother of the Company’s Chairman and Chief Creative Officer.  The term of the agreement is through December 31, 2010.  Management believes that the license agreement with Iconix was entered into at arm’s-length.  During this period, the Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $220,000 and $289,000 in aggregate royalty and advertising expense under the agreement for the three months ended March 31, 2009 and 2008, respectively.  In April 2009, the Company terminated the agreement effective December 31, 2009.

The Company recorded expenses of approximately $43,000 and $175,000 for the three months ended March 31, 2009 and 2008, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company’s Chairman and Chief Creative Officer. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Liquidity and Capital Resources

As of March 31, 2009, the Company had $46.3 million in cash and cash equivalents, which consist primarily of government money market funds.  The Company uses cash from operations as the primary source of financing for its capital expenditures and seasonal requirements.  Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its wholesale customers and the level of inventory, accounts receivable and due from factors’ balances.  At March 31, 2009 and December 31, 2008, working capital was $86.6 million and $97.5 million, respectively.

Cash used in operating activities was $15.5 million for the three months ended March 31, 2009, compared to $9.0 million for the three months ended March 31, 2008.  The decrease in cash flows provided by operations is primarily attributable to a decrease in net income and the timings of receivables and payables.

Net cash used in investing activities totaled $2.9 million for the three months ended March 31, 2009 compared to $1.6 million for the three months ended March 31, 2008.  The increase was primarily attributable to a $1.3 million increase in capital expenditures during the three months ended March 31, 2009 compared to March 31, 2008.  Included in capital expenditures for the three months ended March 31, 2009 and 2008 were approximately $2.0 million and $0.7 million, respectively, for amounts associated with furniture, fixtures and leasehold improvements for existing and new stores.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2009 compared to $8.4 million used in financing activities for the three months ended March 31, 2008.  The increase was primarily attributable to no repurchases of treasury shares during the three months ended March 31, 2009 as compared to $6.8 million used to repurchase 413,400 treasury shares during the three months ended March 31, 2008.  The Company also did not pay a quarterly dividend during the three months ended March 31, 2009 compared to a $1.7 million quarterly dividend paid during the three months ended March 31, 2008.

The Company has a revolving credit facility (“the Facility”) with various lenders, which provides up to $100.0 million to finance working capital requirements and letters of credit to finance the Company's inventory purchases based on a maximum leverage ratio of 2.25 to 1.0 of consolidated debt to consolidated earning before interest, non-cash compensation, income taxes and depreciation as defined in the Facility.  During the three months ended March 31, 2009, the Company did not borrow under the Facility.  Amounts available under the Facility were reduced by $4.1 million of standby and open letters of credit.  The Company did not borrow under the Facility during the three months ended March 31, 2009 and 2008 and currently has no availability under this credit line at March 31, 2009.

The Company believes that it will be able to satisfy its current expected cash requirements for 2009 with cash flow from operations and cash on hand.  The Company did not have any off-balance sheet arrangements as of March 31, 2009.

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

The Company is exposed to currency exchange rate risks with respect to its inventory transactions denominated in Euros.  Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates.  The Company manages these risks by utilizing foreign exchange contracts.  The Company does not enter into foreign currency transactions for speculative purposes.  At March 31, 2009, the Company had no forward contracts outstanding.

The Company’s earnings may also be affected by changes in short-term interest rates as a result of borrowings that may be made under its credit facilities.  A two or less percentage point increase in interest rates affecting the Company’s credit facilities would not have had a material effect on the Company’s 2009 and 2008 operations.

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

Part II - OTHER INFORMATION

Item 1.

  Legal Proceedings.  None

Item 1A.  Risk Factors.  There have been no material changes during the quarterly period ended March 31, 2009 from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

May 11, 2009

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

Date:  May 11, 2009

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

Date:  May 11, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jill Granoff, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JILL GRANOFF

Jill Granoff
Chief Executive Officer
Kenneth Cole Productions, Inc
May 11, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David P. Edelman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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
May 11, 2009