Form 10-Q
period 2009-06-30
COLE KENNETH PRODUCTIONS INC
filed 2009-08-10
CIK 921691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	August 6, 2009
Class A Common Stock ($.01 par value)	10,008,199
Class B Common Stock ($.01 par value)	8,010,497

Kenneth Cole Productions, Inc.

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$ 57,903,000	$ 64,704,000
Due from factors	1,051,000	9,190,000
Accounts receivable, net	27,822,000	32,018,000
Inventories, net	35,069,000	43,342,000
Prepaid expenses and other current assets	4,122,000	2,738,000
Deferred taxes, net	4,941,000	5,645,000
Total current assets	130,908,000	157,637,000

Property and equipment, at cost, less accumulated
depreciation and amortization	60,411,000	57,790,000

Other assets:
Intangible assets, net	20,247,000	19,842,000
Deferred taxes, net	39,916,000	33,541,000
Investments and other	7,653,000	7,280,000
Deferred compensation plans’ assets	39,626,000	37,345,000
Total other assets	107,442,000	98,008,000

Total Assets	$298,761,000	$313,435,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(Unaudited)

	June 30, 2009	December 31, 2008
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 35,402,000	$ 42,935,000
Other current liabilities	9,449,000	11,669,000
Deferred income	5,966,000	5,512,000
Total current liabilities	50,817,000	60,116,000

Accrued rent and other long-term liabilities	18,189,000	17,842,000
Deferred compensation plans’ liabilities	37,856,000	35,715,000

Commitments and contingencies

Shareholders’ Equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized, none outstanding	--	--
Class A Common Stock, par value $.01, 40,000,000 shares authorized; 15,857,349 and 15,726,672 issued as of June 30, 2009 and December 31, 2008, respectively	159,000	157,000
Class B Convertible Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	80,000	80,000
Additional paid-in capital	105,954,000	103,318,000
Accumulated other comprehensive (loss)/income	(483,000)	650,000
Retained earnings	211,110,000	220,478,000
	316,820,000	324,683,000
Class A Common Stock in treasury, at cost, 5,855,550 shares as of June 30, 2009 and December 31, 2008, respectively	(124,921,000)	(124,921,000)
Total shareholders’ equity	191,899,000	199,762,000

Total Liabilities and Shareholders’ Equity	$298,761,000	$313,435,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$84,748,000	$100,893,000	$179,122,000	$213,508,000
Royalty revenue	9,152,000	10,258,000	18,153,000	20,140,000
Net revenues	93,900,000	111,151,000	197,275,000	233,648,000
Cost of goods sold	54,087,000	65,107,000	122,390,000	137,377,000
Gross profit	39,813,000	46,044,000	74,885,000	96,271,000

Selling, general and administrative expenses	44,965,000	49,102,000	92,638,000	98,217,000
Operating loss	(5,152,000)	(3,058,000)	(17,753,000)	(1,946,000)
Interest income, net	114,000	354,000	320,000	1,242,000
Impairment of investments	(41,000)	(238,000)	(440,000)	(832,000)
Loss before benefit from income taxes	(5,079,000)	(2,942,000)	(17,873,000)	(1,536,000)
Benefit from income taxes	(1,813,000)	(890,000)	(6,439,000)	(291,000)
Net loss	$(3,266,000)	$ (2,052,000)	$ (11,434,000)	$ (1,245,000)

Loss per share:
Basic	$(0.18)	$(0.11)	$(0.64)	$(0.07)
Diluted	$(0.18)	$(0.11)	$(0.64)	$(0.07)

Dividends declared per share	--	$0.09	--	$0.18

Shares used to compute loss per share:
Basic	17,954,000	18,583,000	17,922,000	18,954,000
Diluted	17,954,000	18,583,000	17,922,000	18,954,000

                       See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated Other		Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Comprehensive Income/(Loss)	Retained Earnings	Number of Shares	Amount	Total
Shareholders’ equity January 1, 2009	15,726,672	$157,000	8,010,497	$80,000	$103,318,000	$650,000	$220,478,000	(5,855,550)	$(124,921,000)	$199,762,000
Adjustment for adoption of FSP 115-2 (See FN 4)						(2,298,000)	2,298,000			--
Net loss							(11,434,000)			(11,434,000)
Translation adjustment for foreign currency, net of taxes of $(89,000)						158,000				158,000
Unrealized gain on available-for-sale securities, net of taxes of $(147,000)						1,007,000				1,007,000
Comprehensive loss										(10,269,000)
Stock-based compensation expense					4,141,000					4,141,000
Issuance of restricted stock and related tax benefits	185,347	2,000			(1,120,000)					(1,118,000)
Shares surrendered by employees to pay taxes on restricted stock	(69,473)				(470,000)					(470,000)
Issuance of Class A Common Stock from ESPP	14,803				85,000					85,000
Prior year dividends associated with vesting of restricted stock							(232,000)			(232,000)
Shareholders’ equity June 30, 2009	15,857,349	$159,000	8,010,497	$80,000	$105,954,000	$(483,000)	$211,110,000	(5,855,550)	$(124,921,000)	$191,899,000

See accompanying notes to condensed consolidated financial statements.

 Kenneth Cole Productions, Inc. and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

  (Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows provided by operating activities
Net loss	$(11,434,000)	$(1,245,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,770,000	4,609,000
Provision for doubtful accounts	563,000	60,000
Benefit from deferred taxes	(6,937,000)	(290,000)
Unrealized (gain)/loss from available-for-sale securities	(1,154,000)	1,182,000
Writedown of investments	440,000	832,000
Stock-based compensation expense	4,170,000	2,647,000
Tax benefit from stock option exercises and restricted stock vestings	(483,000)	(875,000)
Changes in operating assets and liabilities:
Decrease in due from factors	8,138,000	7,071,000
Decrease in accounts receivable	3,634,000	2,347,000
Decrease/(increase) in inventories	8,273,000	(808,000)
Increase in prepaid expenses and other current assets	(2,019,000)	(4,279,000)
Decrease in other assets	333,000	48,000
Decrease in accounts payable and accrued expenses	(7,533,000)	(1,215,000)
(Decrease)/increase in deferred income and other current liabilities	(1,642,000)	1,830,000
Increase in other long-term liabilities	2,488,000	382,000
Net cash provided by operating activities	1,607,000	12,296,000
Cash flows used in investing activities
Acquisition of property and equipment	(7,216,000)	(2,843,000)
Purchase of intangible assets	(580,000)	(3,050,000)
Net cash used in investing activities	(7,796,000)	(5,893,000)
Cash flows used in financing activities
Shares surrendered by employees to pay taxes on restricted stock	(470,000)	(757,000)
Excess tax benefit from stock options	--	7,000
Proceeds from exercise of stock options	--	58,000
Proceeds from employee stock purchase plan	85,000	112,000
Acquisition of treasury shares	--	(19,967,000)
Dividends paid to shareholders	(232,000)	(3,603,000)
Net cash used in financing activities	(617,000)	(24,150,000)
Effect of exchange rate changes on cash	5,000	(39,000)
Net decrease in cash	(6,801,000)	(17,786,000)
Cash and cash equivalents, beginning of period	64,704,000	90,653,000
Cash and cash equivalents, end of period	$57,903,000	$72,867,000
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ 16,000	$ 26,000
Income taxes, net	$ 1,431,000	$ 2,836,000

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

Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company’s consolidated Balance Sheet at December 31, 2008, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Certain amounts in the Company’s previous financial statements have been reclassified to conform to the 2009 presentation. (See Note 7.)

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

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant.  Stock option grants expire within 10 years and generally vest on a graded basis within two to five years from the date of grant.  Restricted stock unit awards generally vest on a graded basis over a two to four year period or cliff vest after three years.  During the six months ended June 30, 2009 and 2008, the Company granted 698,656 and 841,500 stock options, respectively. The Company granted 151,272 shares of restricted stock during the six months ended June 30, 2009, as compared to 127,462 shares granted during the six months ended June 30, 2008.  Stock options outstanding and unvested restricted stock amounted to 2,932,986 and 647,444 shares, respectively, as of June 30, 2009.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.  Stock-Based Compensation (continued)

The following table summarizes the components of stock-based compensation expense for the three and six months ended June 30, 2009 and 2008, all of which is included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008
Stock options	$ 332,000	$ 204,000	$1,773,000 (1)	$ 360,000
Restricted stock units and employee stock purchase plan	1,312,000	1,484,000	2,397,000	2,208,000
Total stock-based compensation expense	$1,644,000	$1,688,000	$4,170,000	$2,568,000

(1)  The Company’s Chairman and CEO elected to receive 100% and 50%, respectively, of their 2008 annual bonuses in stock options in lieu of cash which amounted to $1,167,000 during the six months ended June 30, 2009.  These amounts were accrued within payroll expense as of December 31, 2008.

The fair value of stock options was estimated using the Black-Scholes option-pricing model.  The following table summarizes the assumptions used to compute the weighted-average fair value of stock option grants for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008 (1)
Weighted-average volatility	56.3%	38.4%	55.0%	38.4%
Risk-free interest rate	3.3% to 3.7%	4.0% to 4.1%	3.0%-3.7%	4.0% to 4.1%
Weighted-average dividend yield	0%	2.4%	0%	2.4%
Expected term	3-9 years	4-9 years	3-9 years	4-9 years

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

As of June 30, 2009, approximately $7.8 million of unrecognized stock compensation expense related to unvested stock options and restricted stock awards, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.3 years compared to approximately $12.2 million of unrecognized stock compensation expense as of June 30, 2008.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.

Loss Per Share

The Company calculates earnings/(loss) per share in accordance with SFAS No. 128, “Earnings Per Share.”  Basic earnings/(loss) per share is calculated by dividing net income/(loss) by weighted-average common shares outstanding.  Diluted earnings/(loss) per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities under the Company’s stock incentive plans.  Dilutive securities, which include stock options and restricted stock, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted-average shares outstanding for the period.  All stock options and restricted stock outstanding as of June 30, 2009 and 2008 have been excluded in the diluted per share calculation as the impact would be antidilutive.  Basic and diluted loss per common share consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Weighted-average common
shares outstanding	17,954,000	18,583,000	17,922,000	18,954,000
Effect of dilutive securities:
Restricted stock & employee stock purchase plan	--	--	--	--
Stock options	--	--	--	--
Weighted-average common
shares outstanding and common
share equivalents	17,954,000	18,583,000	17,922,000	18,954,000

4.

Investments

The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying value may not be recoverable within a reasonable period of time.  The fair value of the Company’s auction-rate securities (“marketable securities”), which have maturity dates ranging from 2025 to 2050, is determined from an independent third-party valuation.  The primary variables used in determining fair value include collateral, rating, insurance, credit risk and downgrade risk of the security.  In the Company’s evaluation of its investments it also considered its ability and intent to hold the investment until the market price recovers, the reasons for the decline in fair value, the duration of the decline in fair value and expected future performance.  Based on this evaluation, the Company recorded an other-than temporary impairment of investments of $0.4 million related to marketable securities during the six months ended June 30, 2009 (the majority of which was applicable to the quarter ended March 31, 2009).  This charge is included within Impairment of investments in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2009.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

4.

Investments (continued)

The following table presents gross unrealized gains on, and estimated fair value of, the Company’s long-term investments as of June 30, 2009 and December 31, 2008:

			June 30, 2009
	Historical Cost	Cost Basis	Estimated Fair Value	Gross Unrealized
				Gains	Losses
Auction-rate securities	$ 8,600,000	$4,645,000	$4,937,000	$ 292,000	--
Equity securities	5,338,000	717,000	1,762,000	1,045,000	--
Total	$13,938,000	$5,362,000	$6,699,000	$1,337,000	--

			December 31, 2008
	Historical Cost	Cost Basis	Estimated Fair Value	Gross Unrealized
				Gains	Losses
Auction-rate securities	$ 8,600,000	$5,085,000	$5,085,000	$ --	--
Equity securities	5,338,000	717,000	899,000	182,000	--
Total	$13,938,000	$5,802,000	$5,984,000	$ 182,000	--

During the quarter ended June 30, 2009, the Company adopted FASB issued Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”).  FSP 115-2 is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The measure of impairment in comprehensive income remains fair value.  As the result of adopting FSP 115-2, the Company recorded a balance sheet reclassification between Retained Earnings and Accumulated Other Comprehensive Loss of $2.3 million related to previous writedowns of auction-rate securities in the Statements of Operations that would not have been recorded if FSP 115-2 was in effect in prior periods.  This amount relates to the non-credit component of the $4.0 million impairment.  The remaining $1.7 million of the impairment reflects credit losses and was recorded in the Statements of Operations.

5.

Fair Value Measurement

The Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) provisions on January 1, 2008.  The Company’s financial assets, measured at fair value on a recurring basis, were as follows:

	Fair Value at June 30, 2009	Fair Value at December 31, 2008	Hierarchy
Investments	$ 1,762,000	$ 899,000	Level 1
Deferred compensation plans’ assets	$ 35,044,000	$32,909,000	Level 2
Marketable Securities	$ 4,937,000	$ 5,085,000	Level 3

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

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5.

Fair Value Measurement (continued)

The following table presents the reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 inputs, marketable securities, measured at fair value using observable inputs based on unobservable data in an inactive market for the six months ended June 30, 2009:

Beginning balance at January 1, 2009	$5,085,000
Unrealized gains recorded in other comprehensive income	292,000
Impairment charge included in Statement of Operations	(440,000)
Ending balance at June 30, 2009	$4,937,000

The Company recorded a $0.4 million writedown in its marketable securities, specifically auction-rate securities, within Impairment of investments in the Condensed Consolidated Statements of Operations during the six months ended June 30, 2009.

6.

Comprehensive Loss

Comprehensive loss is comprised of net loss, the effect of foreign currency translation and changes in unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three and six months ended June 30, 2009 amounted to $2,417,000 and $10,269,000, respectively.  Comprehensive loss for the three and six months ended June 30, 2008 amounted to $2,667,000 and $2,365,000, respectively.

7.

Segment Information

The Company has three reportable segments:  Wholesale, Consumer Direct and Licensing.  The Wholesale segment designs and sources a broad range of fashion footwear, handbags, accessories, and apparel and markets its products for sale to approximately 5,700 department and specialty store locations and to the Company’s Consumer Direct segment.  The Consumer Direct segment markets a broad selection of the Company’s branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full-priced retail stores, Company Stores (“outlets”) and e-commerce (at website address www.kennethcole.com).  The Licensing segment, through third-party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in approximately 30 apparel and accessories categories for men, women and children.  The Company maintains control over quality, image and distribution of the licensees.  This segment primarily consists of royalties earned on licensee sales to third parties of the Company’s trademarks, trade names and royalties earned on the purchase and sale to foreign retailers, distributors, or to consumers in foreign countries.  The Company’s reportable segments are business units that offer products to overlapping consumers through different channels of distribution.  Each segment is managed separately, although planning, implementation and results across segments are reviewed internally by the executive management committee.  The Company evaluates performance of each of its segments and allocates resources based on profit or loss before stock-based compensation expense, writedown of marketable securities, unallocated corporate overhead, and income taxes for each segment.  Intersegment sales between the Wholesale and Consumer Direct segments are eliminated in consolidation.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

7.

Segment Information (continued)

Financial information of the Company’s reportable segments is as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2009				June 30, 2009
		Consumer				Consumer
	Wholesale	Direct	Licensing	Totals	Wholesale	Direct	Licensing	Totals
Revenue from external customers	$46,165	$38,583	$9,152	$93,900	$107,823	$71,299	$18,153	$197,275
Intersegment revenues	7,163	--	--	7,163	16,313	--	--	16,313
Segment (loss)/income (1)	(3,968)	(4,928)	7,452	(1,444)	(7,707)	(16,465)	14,468	(9,704)
Segment assets (2)					188,518	54,310	55,933	298,761

	Three Months Ended				Six Months Ended
	June 30, 2008				June 30, 2008
		Consumer				Consumer
	Wholesale	Direct	Licensing	Totals	Wholesale	Direct	Licensing	Totals
Revenue from external customers	$57,934	$42,959	$10,258	$111,151	$132,031	$81,477	$20,140	$233,648
Intersegment revenues	10,622	--	--	10,622	20,502	--	--	20,502
Segment (loss)/income (1)	(3,659)	(2,760)	7,539	1,120	(491)	(8,631)	15,033	5,911
Segment assets (2)					216,764	52,267	61,603	330,634

_________________

(1)

Segment (loss)/income excludes stock-based compensation expense, writedown of marketable securities, unallocated corporate overhead and income taxes.  In 2009, the Company reclassified the writedown of marketable securities from the Wholesale segment to an unallocated corporate charge.  Amounts in 2008 have been reclassified to conform to the 2009 presentation.

(2)

The Wholesale segment includes corporate assets.

The reconciliation of the Company’s reportable segment revenues and loss are as follows (in thousands):

Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues
Revenues for reportable segments	$93,900	$111,151	$197,275	$233,648
Intersegment revenues	7,163	10,622	16,313	20,502
Elimination of intersegment revenues	(7,163)	(10,622)	(16,313)	(20,502)
Total consolidated revenues	$93,900	$111,151	$197,275	$233,648

(Loss)/Income
Total (loss)/income for reportable segments (1)	$(1,444)	$ 1,120	$ (9,704)	$ 5,911
Elimination of unallocated corporate overhead, stock-based compensation expense and writedown of marketable securities	(3,635)	(4,062)	(8,169)	(7,447)
Total loss before benefit from income taxes	$(5,079)	$ (2,942)	$(17,873)	$ (1,536)

(1)

Total (loss)/income for reportable segments excludes stock-based compensation expense, writedown of marketable securities, unallocated corporate overhead and income taxes.

Revenues from international customers were approximately 3.3% and 3.0% of the Company’s consolidated revenues for the three months ended June 30, 2009 and 2008, respectively, and approximately 4.2% and 3.7% of the Company’s consolidated revenues for the six months ended June 30, 2009 and June 30, 2008, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

8.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company reviews its historical and projected taxable income quarterly and considers its prior period cumulative results and other available objective evidence to determine if it is more likely than not that the deferred tax assets will be realized.  The Company currently has $44.9 million of net deferred tax assets as of June 30, 2009 inclusive of $12.3 million of net operating loss carryforwards that expire between 2028 and 2029 and valuation allowances of $3.0 million for unrealized tax losses on available for sale securities.

9.

Related Party Transactions

The Company has an exclusive license agreement with Iconix Brand Group, Inc. and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with the manufacture, sale and distribution of women’s, men’s and children’s footwear in certain territories.  The Chairman and Chief Executive Officer of Iconix is the brother of the Company’s Chairman and Chief Creative Officer.  The term of the agreement was through December 31, 2010.  In April 2009, the Company terminated the agreement effective December 31, 2009 which eliminates any future obligation for 2010.  Management believes that the license agreement with Iconix was entered into at arm’s length.  The Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $37,000 and $257,000 in aggregate royalty and advertising expense under the agreement for the three and six months ended June 30, 2009, respectively. The Company recorded approximately $284,000 and $573,000 in aggregate royalty and advertising expense under the agreement for the three and six months ended June 30, 2008, respectively.

The Company recorded expenses of approximately $163,000 and $206,000 for the three and six months ended June 30, 2009, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company’s Chairman and Chief Creative Officer.  During the three and six months ended June 30, 2008, the Company recorded expenses of approximately $91,000 and $266,000, respectively, for hire and use of aircraft partially owned by Emack LLC.  Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

10.

Common Stock Repurchase

During the three months ended June 30, 2008, the Company repurchased 868,600 of its shares at an aggregate price of $13,167,000. During the six months ended June 30, 2008, the Company repurchased 1,282,000 of its shares at an aggregate price of $19,967,000.  No shares were repurchased by the Company during the three and six months ended June 30, 2009.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

11.

Intangible Asset Purchase

In 2007, the Company acquired the Le Tigre trademark and other intellectual property associated with the Le Tigre brand from Le Tigre, LLC (the “Seller”).  During 2008, pursuant to two amendments to the Asset Purchase Agreement, the Company paid the Seller an additional $5.5 million.  In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company recorded the intellectual property in “Intangible Assets” on the accompanying Condensed Consolidated Balance Sheets at fair value.  Based on an independent third party valuation, management allocated the majority of the $18.5 million paid as an indefinite lived intangible asset and a nominal amount as a finite lived intangible asset.

12.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS 168”).  The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company expects that SFAS 168 will not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”).  SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted SFAS 165 on June 15, 2009 and determined that is did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  FSP 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009.  The implementation of FSP 157-4 did not have a material impact on the Company’s consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

12.

New Accounting Pronouncements (continued)

In April 2009, the FASB issued the Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”).  FSP 107-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements.  FSP 107-1 is effective for interim reporting periods ending after June 15, 2009.  The implementation of FSP 107-1 did not have a material impact on the Company’s consolidated financial statements.

13.  Subsequent Event

The Company evaluated subsequent events through August 10, 2009, the date the financial statements were issued and determined that there were no subsequent events to disclose except for the following:

On July 31, 2009, the Company executed an amendment to its senior unsecured revolving credit facility with various lenders (“the Amended Facility”).  The Amended Facility is converted to a revolving senior secured asset based credit facility terminating on December 20, 2011.  Pursuant to the terms of the Amended Facility, the Company may borrow based on a percentage of receivables and inventory as defined.  The amounts that may be borrowed by the Company under the amended facility are expected to be used for working capital and other general corporate purposes.  The Amended Facility provides for issuance of standby letters of credit and a swingline loan.

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

Update on Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management.  There have been no changes to the Company’s significant accounting policies from the policies previously disclosed in the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 except as follows:

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  SFAS 109 requires that deferred taxes be evaluated for future realization and reduced by a valuation allowance to the extent that management believes a portion will not be realized.  The Company’s assessment of deferred tax assets is performed quarterly and many factors are considered when assessing the likelihood of future realization of deferred tax assets, including the recent earnings experience and expectations of future taxable income by taxing jurisdiction, the carryforward periods available for tax reporting purposes, tax planning strategies and other relevant factors.  The actual realization of deferred tax assets may differ significantly from the amounts the Company has recorded.

The Company’s income taxes are routinely under audit by federal, state or local authorities.  These audits include questioning of the timing and amount of deductions and the allocation of income among various tax jurisdictions.  Based on its quarterly evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures.  To the extent the Company is required to pay amounts in excess of recorded income tax liabilities, the Company’s effective tax rate in a given financial statement period could be materially impacted.  The Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007 which requires financial statement recognition and measurement of a tax position taken or expected to be taken in a return.

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

The Company markets its products to approximately 5,700 department and specialty store locations, as well as through its Consumer Direct business, which includes full-priced retail stores, Company Stores (“outlets”) and e-commerce.  The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men’s, women’s and children’s footwear, handbags, apparel and accessories), prices (“bridge”, “better” and “moderate”) and styling.  The Company believes the diversity of its product mix provides balance to its overall sales and increases opportunities in all channels of distribution.

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

The Company’s opportunities for long-term growth are accompanied by challenges and risks, particularly in the current recessionary environment.  The Company’s results are dependent on consumer demand for its products and may be influenced by economic factors not within the Company’s control, including general economic and business conditions, interest rate fluctuations, consumer credit availability, energy costs, geopolitical stability, customer traffic, tax law, stock market activity and other consumer impacting conditions.  Over the past year, these economic factors have resulted in an environment of unprecedented volatility and disruption in both capital and consumer markets.  National unemployment and wealth and income declines, among other factors, have reduced consumer confidence to levels that have not been seen in decades.  In the aggregate, customer spending on fashion and fashion-related products has reduced dramatically in the economic environment.  The Company cannot predict the duration of the current economic downturn.  The macroeconomic environment and related factors could have a material adverse effect on the Company’s results of operations and financial condition.

The Company recorded net revenues of $93.9 million for the three months ended June 30, 2009.  Diluted loss per share was $(0.18) for the three months ended June 30, 2009 compared to $(0.11) for the three months ended June 30, 2008.  As of June 30, 2009, the Company had $57.9 million in cash and cash equivalents and no long-term debt.

Results of Operations

The following table sets forth the Company’s Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of net revenues for the three and six months ended June 30, 2009 and June 30, 2008.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Net sales	$84,748	90.3%	$100,893	90.8%	$179,122	90.8%	$213,508	91.4%
Royalty revenue	9,152	9.7	10,258	9.2	18,153	9.2	20,140	8.6
Net revenues	93,900	100.0	111,151	100.0	197,275	100.0	233,648	100.0
Gross profit (1)	39,813	42.4	46,044	41.4	74,885	38.0	96,271	41.2
Selling, general and administrative expenses	44,965	47.9	49,102	44.2	92,638	47.0	98,217	42.0
Operating loss	(5,152)	(5.5)	(3,058)	(2.7)	(17,753)	(9.0)	(1,946)	(0.8)
Interest income, net	114	0.1	354	0.3	320	0.1	1,242	0.5
Impairment of Investments	(41)	0.0	(238)	(0.2)	(440)	(0.2)	(832)	(0.3)
Loss before income taxes	(5,079)	(5.4)	(2,942)	(2.6)	(17,873)	(9.1)	(1,536)	(0.6)
Income tax benefit	(1,813)	(1.9)	(890)	(0.8)	(6,439)	(3.3)	(291)	(0.1)
Net loss	$(3,266)	(3.5)%	$(2,052)	(1.8)%	$(11,434)	(5.8)%	$(1,245)	(0.5)%

_______________________

(1)

Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

REVENUES:  Net revenues decreased $17.3 million, or 15.5%, to $93.9 million for the three months ended June 30, 2009 from $111.2 million for the three months ended June 30, 2008.  The decrease in revenues occurred in each of the Company’s business segments as further described below in the sections entitled “NET SALES” and “ROYALTY REVENUE”.

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) decreased $11.8 million, or 20.3%, to $46.1 million for the three months ended June 30, 2009 from $57.9 million for the three months ended June 30, 2008.  The decrease was attributable to a decline in sales across primarily all of the Company’s wholesale businesses as a result of factors including retailer destocking, a challenging retail environment and continued stress in the macro-economic marketplace.  In addition, the decline included the exiting of the Company’s Tribeca business and terminating its Bongo business.

Net sales in the Company’s Consumer Direct segment decreased $4.4 million, or 10.2%, to $38.6 million for the three months ended June 30, 2009 from $43.0 million for the three months ended June 30, 2008.  Comparable store sales decreased 14.7%, or $5.4 million.  Comparable stores are defined as new stores that are open for longer than thirteen months.  A store that stops operations is included in the comparable sales calculation through the date of closing.  The Company opened seven Company Stores (“outlets”) and closed one full-priced retail store during the three months ended June 30, 2009.

ROYALTY REVENUE:  Royalty revenue decreased $1.1 million, or 10.8%, to $9.2 million for the three months ended June 30, 2009 from $10.3 million for the three months ended June 30, 2008.  The decrease in royalty revenues was primarily attributable to a reduction in contract initiation fees and a decrease in certain international licensee sales.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, increased to 42.4% for the three months ended June 30, 2009 from 41.4% for the three months ended June 30, 2008.  The increase, as a percentage of net revenues, was primarily the result of an increase in the Wholesale segment margins, coupled with a revenue mix shifting to Consumer Direct and Licensing as a percentage of total revenues.  The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, increased revenues as a percentage of net revenues to 41.1% for the three months ended June 30, 2009 compared to 38.7% for the three months ended June 30, 2008, while the Wholesale segment revenues, as a percentage of net revenues, decreased to 49.2% for the three months ended June 30, 2009 from 52.1% for the three months ended June 30, 2008.  The revenues in the Licensing segment, which carries less cost of goods sold, increased as a percentage of revenues, to 9.7% for the three months ended June 30, 2009 compared to 9.2% for the three months ended June 30, 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  Selling, general and administrative (“SG&A”) expenses, including warehousing and receiving expenses, decreased $4.1 million to $45.0 million for the three months ended June 30, 2009 from $49.1 million for the three months ended June 30, 2008.  The decrease in SG&A expenses was primarily attributable to a reduction in payroll and various cuts in discretionary spending offset by costs associated with new stores and other expenses associated with the Company’s strategic initiatives.  Total SG&A expenses, as a percentage of revenues, were 47.9% and 44.2% for the three months ended June 30, 2009 and 2008, respectively.  The increase was due to loss of leverage on the decline in sales in Wholesale and Consumer Direct segments and the greater portion of revenues from the Consumer Direct segment which carries a higher SG&A expense level than the Wholesale and Licensing segments due primarily to store occupancy and payroll costs.

INTEREST INCOME, NET:  Interest income, net decreased $0.2 million to approximately $0.1 million for the three months ended June 30, 2009 as compared to $0.3 million for the three months ended June 30, 2008.  The decrease is primarily due to the Company’s lower average cash balances and lower interest rates.

IMPAIRMENT OF INVESTMENTS:  The Company recorded an other-than-temporary impairment of auction-rate securities of approximately $0.1 million during the three months ended June 30, 2009 as compared to $0.2 million during the three months ended June 30, 2008.

INCOME TAXES:  The Company’s effective tax rate increased to a 35.7% benefit for the three months ended June 30, 2009 from a benefit of 30.3% for the three months ended June 30, 2008.  The increase in the tax benefit is primarily a result of an increase in the Company’s net loss primarily offset by the impact of interest and penalties on tax reserves for uncertain positions.  The Company currently has $44.9 million of net deferred tax assets as of June 30, 2009 inclusive of $12.3 million of net operating loss carryforwards that expire between 2028 and 2029 and valuation allowances of $3.0 million for unrealized tax losses on available for sale securities.

NET LOSS:  As a result of the foregoing, net loss increased by $1.2 million to $(3.3) million, or (3.5%) of net revenues, for the three months ended June 30, 2009 as compared to $(2.1) million or (1.8)% of net revenues, for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

REVENUES:  Net revenues decreased $36.3 million, or 15.6%, to $197.3 million for the six months ended June 30, 2009 from $233.6 million for the six months ended June 30, 2008.  The decrease in revenues occurred in each of the Company’s business segments as further described below in the sections entitled “NET SALES” and “ROYALTY REVENUE”.

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) decreased $24.2 million, or 18.3%, to $107.8 million for the six months ended June 30, 2009 from $132.0 million for the six months ended June 30, 2008.  The decrease was attributable to a decline in sales across primarily all of the Company’s wholesale businesses as a result of factors including retailer destocking, a challenging retail environment and continued stress in the macro-economic marketplace.  In addition, the decline included the exiting of the Company’s Tribeca business and terminating its Bongo business.

Net sales in the Company’s Consumer Direct segment decreased $10.2 million, or 12.5%, to $71.3 million for the six months ended June 30, 2009 from $81.5 million for the six months ended June 30, 2008.  Comparable store sales decreased 17.4%, or $12.3 million.  Comparable stores are defined as new stores that are open for longer than thirteen months.  A store that stops operations is included in the comparable sales calculation through the date of closing.  The Company opened eight Company Stores (“outlets”) and closed three full-priced retail stores during the six months ended June 30, 2009 as compared to opening six Company Stores (“outlets”) and opening two full-priced retail stores and closing two during the six months ended June 30, 2008.

ROYALTY REVENUE:  Royalty revenue decreased $1.9 million, or 9.9%, to $18.2 million for the six months ended June 30, 2009 from $20.1 million for the six months ended June 30, 2008.  The decrease in royalty revenues was primarily attributable to a reduction in contract initiation fees and a decrease in certain international licensee sales.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, decreased to 38.0% for the six months ended June 30, 2009 from 41.2% for the six months ended June 30, 2008.  The decrease, as a percentage of net revenues, was primarily the result of a decrease in the Wholesale and Consumer Direct segment margins, partially offset by the revenue mix shifting to Consumer Direct and Licensing as a percentage of total revenues.  The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, increased revenues as a percentage of net revenues to 36.1% for the six months ended June 30, 2009 compared to 34.9% for the six months ended June 30, 2008, while the Wholesale segment revenues, as a percentage of net revenues, decreased to 54.7% for the six months ended June 30, 2009 from 56.5% for the six months ended June 30, 2008.  The revenues in the Licensing segment, which carries less cost of goods sold, increased as a percentage of revenues, to 9.2% for the six months ended June 30, 2009 compared to 8.6% for the six months ended June 30, 2008.  The decrease in the Wholesale and Consumer Direct segment margins for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily due to a promotional and challenging retail environment and the macro-economic marketplace.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  SG&A expenses, including warehousing and receiving expenses, decreased $5.6 million to $92.6 million for the six months ended June 30, 2009 from $98.2 million for the six months ended June 30, 2008.  The decrease in SG&A expenses was primarily attributable to a reduction in payroll and various cuts in discretionary spending offset by costs associated with new stores and other expenses associated with the Company’s strategic initiatives.  Total SG&A expenses, as a percentage of revenues, were 47.0% and 42.0% for the six months ended June 30, 2009 and 2008, respectively.  The increase was due to loss of leverage on the decline in sales in the Wholesale and Consumer Direct segments and the greater portion of revenues from the Consumer Direct segment which carries a higher SG&A expense level than the Wholesale and Licensing segments due primarily to store occupancy and payroll costs.

INTEREST INCOME, NET:  Interest income, net decreased $0.9 million to $0.3 million for the six months ended June 30, 2009 as compared to $1.2 million for the six months ended June 30, 2008.  The decrease is primarily due to the Company’s lower average cash balances and lower interest rates.

IMPAIRMENT OF INVESTMENTS:  The Company recorded an other-than-temporary impairment of auction-rate securities of $0.4 million during the six months ended June 30, 2009 as compared to $0.8 million during the six months ended June 30, 2008.

INCOME TAXES:  The Company’s effective tax rate increased to a 36.0% benefit for the six months ended June 30, 2009 from a benefit of 18.9% for the six months ended June 30, 2008.  The increase in the Company’s tax rate is a result of the tax benefit from the Company’s net loss offset by the impact of interest and penalties on income tax reserves for uncertain positions.  The Company currently has $44.9 million of net deferred tax assets as of June 30, 2009 inclusive of $12.3 million of net operating loss carryforwards that expire between 2028 and 2029 and valuation allowances of $3.0 million for unrealized tax losses on available for sale securities.

NET LOSS:  As a result of the foregoing, the Company recorded a net loss of $(11.4) million for the six months ended June 30, 2009 ((5.8%) of net revenues) compared to $(1.2) million ((0.5%) of net revenues) for the six months ended June 30, 2008.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS 168”).  The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company expects that SFAS 168 will not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”).  SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted SFAS 165 on June 15, 2009 and determined that is did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”).  FSP 115-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The measure of impairment in comprehensive income remains fair value.  FSP 115-2 also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  FSP 115-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt for interim and annual periods ending after March 15, 2009.  The Company adopted FSP 115-2 during the quarter ended June 30, 2009 and recorded a balance sheet reclassification between Retained Earnings and Accumulated Other Comprehensive Loss of $2.3 million related to previous writedowns of auction-rate securities in the Statements of Operations that would not have been recorded if FSP 115-2 was in effect in prior periods.  This amount relates to the non-credit component of the $4.0 million impairment.  The remaining $1.7 million of the impairment reflects credit losses and was recorded in the Statements of Operations.

In April 2009, the FASB issued Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  FSP 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009.  The implementation of FSP 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued the Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”).  FSP 107-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements.  FSP 107-1 is effective for interim reporting periods ending after June 15, 2009.  The implementation of FSP 107-1 did not have a material impact on the Company’s consolidated financial statements.

Related Party Transactions

The Company has an exclusive license agreement with Iconix Brand Group, Inc. and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with the manufacture, sale and distribution of women’s, men’s and children’s footwear in certain territories.  The Chairman and Chief Executive Officer of Iconix is the brother of the Company’s Chairman and Chief Creative Officer.  The term of the agreement was through December 31, 2010.  In April 2009, the Company terminated the agreement effective December 31, 2009 which eliminates any future obligation for 2010.  Management believes that the license agreement with Iconix was entered into at arm’s length.  The Company is obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $37,000 and $257,000 in aggregate royalty and advertising expense under the agreement for the three and six months ended June 30, 2009, respectively. The Company recorded approximately $284,000 and $573,000 in aggregate royalty and advertising expense under the agreement for the three and six months ended June 30, 2008, respectively.

The Company recorded expenses of approximately $163,000 and $206,000 for the three and six months ended June 30, 2009, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company’s Chairman and Chief Creative Officer.  During the three and six months ended June 30, 2008, the Company recorded expenses of approximately $91,000 and $266,000, respectively, for hire and use of aircraft partially owned by Emack LLC. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Liquidity and Capital Resources

As of June 30, 2009, the Company had $57.9 million in cash and cash equivalents, which consist primarily of government money market funds.  The Company uses cash from operations as the primary source of financing for its capital expenditures and seasonal requirements.  Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its wholesale customers and the level of inventory, accounts receivable and due from factors’ balances.  At June 30, 2009 and December 31, 2008, working capital was $80.1 million and $97.5 million, respectively.

Cash provided by operating activities was $1.6 million for the six months ended June 30, 2009, compared to $12.3 million for the six months ended June 30, 2008.  The decrease in cash flows provided by operations is primarily attributable to a decrease in net income and the timings of receivables and payables.

Net cash used in investing activities totaled $7.8 million for the six months ended June 30, 2009 compared to $5.9 million for the six months ended June 30, 2008.  The increase was primarily attributable to a $4.4 million increase in capital expenditures during the six months ended June 30, 2009 compared to June 30, 2008.  Included in capital expenditures for the six months ended June 30, 2009 and 2008 were approximately $6.3 million and $2.4 million, respectively, for amounts associated with furniture, fixtures and leasehold improvements for existing and new stores.  This was offset by a $2.5 million decrease in intangible asset purchases during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The Company paid $2.5 million during the six months ended June 30, 2008 as defined within the Le Tigre Asset Purchase Agreement Amendment.

Net cash used in financing activities was $0.6 million for the six months ended June 30, 2009 compared to $24.2 million used in financing activities for the six months ended June 30, 2008.  The decrease was primarily attributable to no repurchases of treasury shares during the six months ended June 30, 2009 as compared to $20.0 million used to repurchase 1,282,000 treasury shares during the six months ended June 30, 2008.  The Company also did not pay a quarterly dividend for the six months ended June 30, 2009 compared to a $3.4 million quarterly dividend paid for the six months ended June 30, 2008.

During the six months ended June 30, 2009 the Company had a revolving credit facility (“the Facility”) with various lenders, which provided up to $100.0 million to finance working capital requirements, letters of credit and other general corporate activities based on a maximum leverage ratio of 2.25 to 1.0 of consolidated debt to consolidated earning before interest, non-cash compensation, income taxes and depreciation as defined in the Facility.  During the six months ended June 30, 2009, the Company had no borrowing availability under the Facility.  As of June 30, 2009, the Company has $2.8 million of standby and commercial open letters of credit under the Facility.  On July 31, 2009, the Company amended the Facility (“the Amended Facility”) (see Subsequent Event footnote) to convert it to a revolving senior secured asset based credit facility.  Pursuant to the terms of the Amended Facility, the Company may borrow based on a percentage of receivables and inventory as defined.

The Company has a Receivables Management Agreement with The CIT Group/Commercial Services, Inc. (“CIT”) whereby CIT acts as a collection agent and credit guarantor for the Company’s assigned receivables without transfer of ownership, subject to credit approval and without recourse.  Based on this agreement the Company records balances collected by CIT as Accounts Receivable.  Prior to executing the Receivables Management Agreement on November 7, 2008, the Company sold primarily all of its accounts receivable to its factors and recorded these receivables in Due from Factors.

The Company believes that it will be able to satisfy its current expected cash requirements for 2009 with cash flow from operations and cash on hand.  The Company did not have any off-balance sheet arrangements as of June 30, 2009.

The foregoing commentary should be considered to fall within the coverage of the “Safe Harbor Statement” under the Private Securities Litigation reform Act of 1995 included in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has marketable securities, specifically auction rate securities, that contain “double A” and “single A” rated debt obligations and a preferred share close end fund that are substantially all insured.  All of the Company’s auction rate securities have failed at auction as a result of illiquidity and imbalance in order flow within the market.  A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral; however, parties wishing to sell securities could not do so.  Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities.  If these auctions continue to fail, it could result in the Company holding securities beyond their next scheduled auction reset dates and will limit the liquidity of these investments.  Based on the Company’s expected operating cash flows, and other sources and uses of cash, the Company does not anticipate that the lack of liquidity on these investments will affect its ability to execute its current business plan.  These assets have been classified as long-term in the Company’s Condensed Consolidated Balance Sheets and have been recorded at their fair value.

The Company is exposed to currency exchange rate risks with respect to its inventory transactions denominated in Euros.  Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates.  The Company manages these risks by utilizing foreign exchange contracts.  The Company does not enter into foreign currency transactions for speculative purposes.  At June 30, 2009, the Company had no forward contracts outstanding.

The Company’s earnings may also be affected by changes in short-term interest rates as a result of borrowings that may be made under its credit facilities.  A two or less percentage point increase in interest rates affecting the Company’s credit facilities would not have had a material effect on the Company’s operations.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report, and have concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.

  Legal Proceedings.  None

Item 1A.  Risk Factors.  There have been no material changes during the quarterly period ended June 30, 2009 from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds.  None

Item 3.

Defaults Upon Senior Securities.  None

Item 4.

Submission of Matters to a Vote of Security Holders.

(a)

Kenneth Cole Productions, Inc.’s Annual Meeting of Shareholders was held on May 28, 2009.

(b)

Election of Directors – All nominees were elected through proxies solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.  There was no solicitation in opposition to management’s nominees as listed in the Proxy Statement, and each of the nominees was elected to hold office until the next Annual Meeting of Shareholders.

(c) Matters voted on at the Annual Meeting of Shareholders included: (i) the election of directors, (ii) the approval of an amendment to the Kenneth Cole Productions, Inc. Employee Stock Purchase Plan to increase the number of shares of Class A Common Stock authorized for issuance by 150,000 shares, (iii) the approval of the Kenneth Cole Productions, Inc. 2009 Pay for Performance Bonus Plan, (iv) the approval of an amendment to the Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan to increase the number of shares of Class A Common Stock authorized for issuance by 3,000,000 shares, and (v) the ratification of the selection of the Independent Registered Public Accounting Firm for the 2009 fiscal year.

(i)  Election of directors:

	FOR	AGAINST/ABSTAIN	BROKER NON-VOTE
Kenneth D. Cole	89,281,251	132,159	0
Jill Granoff	89,288,569	124,841	0
Michael J. Blitzer	9,281,033	27,407	0
Martin E. Franklin	84,150,365	5,263,045	0
Robert C. Grayson	88,329,493	1,083,917	0
Denis F. Kelly	88,343,257	1,070,153	0
Philip R. Peller	8,229,537	1,078,903	0

Holders of 9,308,440 shares of Class A Common Stock, and 8,010,497 shares of Class B Common Stock, constituting approximately 96.76% of the shares entitled to vote, were present in person or by proxy at the Annual Meeting of Shareholders.  Each record holder of Class A Common Stock is entitled to one vote per share, and each record holder of Class B Common Stock is entitled to 10 votes per share.  Holders of Class A Common Stock voted separately to elect Michael J. Blitzer and Philip R. Peller.

(ii)  Amendment to the Kenneth Cole Productions, Inc. Employee Stock Purchase Plan:

With regard to the approval of an amendment to the Kenneth Cole Productions, Inc. Employee Stock Purchase Plan to increase the number of shares of Class A Common Stock authorized for issuance by 150,000 shares, the results were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
86,526,987	604,127	1,940	0

(iii) Approval of the Kenneth Cole Productions, Inc. 2009 Pay for Performance Bonus Plan:

With regard to the approval of the Kenneth Cole Productions, Inc. 2009 Pay for Performance Bonus Plan, the results were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
89,269,529	138,802	5,079	0

(iv)  Amendment to the Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan:

With regard to the approval of an amendment to the Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan to increase the number of shares of Class A Common Stock authorized for issuance by 3,000,000 shares, the results were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
80,770,962	6,360,002	2,090	0

(v)  Ratification of the Company’s Independent Registered Public Accounting Firm:

With regard to the ratification of the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the 2009 fiscal year, the results were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
89,383,105	27,675	2,630	0

Item 5.

Other Information.  None

Item 6.

Exhibits.

10.18	Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 Registration No. 333-160291 filed on June 29, 2009.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kenneth Cole Productions, Inc.

Registrant

August 10, 2009

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

Date:  August 10, 2009

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

Date:  August 10, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jill Granoff, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JILL GRANOFF

Jill Granoff
Chief Executive Officer
Kenneth Cole Productions, Inc
August 10, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David P. Edelman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DAVID P. EDELMAN

David P. Edelman
Chief Financial Officer
Kenneth Cole Productions, Inc.
August 10, 2009

Exhibit 10.18

KENNETH COLE PRODUCTIONS, INC.

2004 STOCK INCENTIVE PLAN

(Amended and Restated as of May 28, 2009)

1.  PURPOSE.

The purpose of the 2004 Stock Incentive Plan (the “Plan”) is to induce key employees, consultants and directors who are not employees (“Non-Employee Directors”) to remain in the employ and service of Kenneth Cole Productions, Inc. (the “Company”) and any subsidiary corporations (each a “Subsidiary”), as defined in section 424(f) of the Internal Revenue Code of 1986, as amended (the “Code”), and any affiliates of the Company to attract new key employees, consultants and Non-Employee Directors and to encourage such key employees, consultants and Non-Employee Directors to secure or increase on reasonable terms their stock ownership in the Company and otherwise align their interests with those of the shareholders of the Company. The Plan allows for the grant of equity-based awards, including stock options (the “Options”), shares of restricted stock (“Restricted Stock”), performance-based equity awards (“Performance-Based Awards”) and other equity-based awards (Options, Restricted Stock, Performance-Based Awards and other equity-based awards are hereafter referred to as “Awards”). The Board of Directors of the Company (the “Board”) believes that the granting of Awards under the Plan will promote continuity of management and increased incentive and personal interest in the welfare of the Company by those who are or may become primarily responsible for shaping and carrying out the long-range plans of the Company and securing its continued growth and financial success. Options granted hereunder are intended to be either (a) “incentive stock options” (which term, when used herein, shall have the meaning ascribed thereto by the provisions of Section 422(b) of the Code) or (b) options which are not incentive stock options (“non-incentive stock options”) or (c) a combination thereof, as determined by the Committee (the “Committee”) referred to in Section 5 hereof at the time of the grant hereof.  Unless specifically delineated as incentive stock options, all Options granted hereunder shall be non-incentive stock options.

2.  EFFECTIVE DATE OF THE PLAN.

The Plan was adopted by the Board on February 25, 2004 and shall become effective as of the date the Plan is approved by a majority of the holders of all of the outstanding shares of the capital stock of the Company (the “Capital Stock”) on or after the Company's 2004 annual meeting of stockholders (the “2004 Annual Meeting”).

3.  STOCK SUBJECT TO PLAN.

A.  Number of Shares Available for Delivery.  Shares of the Class A Common Stock, $0.01 par value per share, of the Company (the “Class A Common Stock”) have been reserved and authorized for issuance pursuant to the Plan. Subject to adjustment as contemplated by Section 16 hereof, the maximum number of shares of Class A Common Stock which may be issued pursuant to Awards under the Plan shall not exceed the sum of (i) that number of shares of Class A Common Stock which remain available for grant of options under the Amended and Restated Kenneth Cole Productions, Inc. 1994 Stock Option Plan (the “1994 Plan”) as of April 29, 2004 and (ii) 4,520,162 shares, as replenished from time to time by (A) that number of shares of Class A Common Stock which were or are reserved for issuance upon the exercise of Options or Awards granted under the Plan, or under the 1994 Plan, which shall have expired, been canceled, or terminated for any reason without having been exercised in full, and (B) that number of shares which are withheld by the Company from issuance pursuant to outstanding Options or Awards under the Plan, or the 1994 Plan, as required to be withheld to satisfy any federal, state or local tax liability with respect to such Option or Award (the “Share Reserve”). Shares of Class A Common Stock delivered under the Plan may consist of authorized and unissued shares or previously issued shares of Class A Common Stock reacquired by the Company on the open market or by private purchase.  All of the shares in the Share Reserve may be issued pursuant to incentive stock options.

B.  Share Counting Rules.  The Committee may adopt reasonable counting procedures to ensure appropriate counting, avoid double counting (as, for example, in the case of tandem or substitute awards) and make adjustments if the number of shares of Stock actually delivered differs from the number of shares previously counted in connection with an Award.  To the extent that an Award expires or is canceled, forfeited, settled in cash or otherwise terminated without a delivery to the Participant (as defined below) of the full number of shares to which the Award related, the undelivered shares will again be available for grant.  Shares withheld in payment of the exercise price or taxes relating to an Award and shares equal to the number surrendered in payment of any exercise price or taxes relating to an Award shall be deemed to constitute shares not delivered to the Participant and shall be deemed to again be available for Awards under the Plan; provided, however, that such shares shall not become available for issuance hereunder if either (i) the applicable shares are withheld or surrendered following the termination of the Plan, or (ii) at the time the applicable shares are withheld or surrendered, it would constitute a material revision of the Plan subject to stockholder approval under any then-applicable rules of the national securities exchange on which the Stock is listed.

4.  ADMINISTRATION.

The Plan shall be administered by the Committee referred to in Section 5 hereof. Subject to the express provisions of the Plan, the Committee shall have complete authority, in its discretion, to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to it, to determine the terms and provisions of each Award and the respective Award agreements or certificates (which need not be identical), to determine the Eligible Individuals (as defined below) to whom and the times and the prices at which

Awards shall be granted to them (each Eligible Individual to whom an Award is granted hereunder shall be referred to as a “Participant”), the periods during which each Award shall be exercisable, the number of shares of the Class A Common Stock to be subject to each Award and whether such Award shall be an incentive stock option, a non-incentive stock option, a Restricted Stock Award or other equity-based Award and to make all other determinations necessary or advisable for the administration of the Plan. In making such determinations, the Committee may take into account the nature of the services rendered by the respective Eligible Individuals, their past, present and potential contributions to the success of the Company and the Subsidiaries and such other factors as the Committee in its sole and absolute discretion shall deem relevant.  The Committee's determination on the matters referred to in this Section 4 and in its administration of the Plan shall be final, binding and conclusive. Any dispute or disagreement which may arise under or as a result of or with respect to any Award shall be determined by the Committee, in its sole discretion, and any and all interpretations by the Committee of the terms of any Award shall be final, binding and conclusive.

5.  COMMITTEE.

The Committee shall consist of two or more members of the Board.  If and to the extent that the composition of the Board shall permit, all of the members of the Committee shall be “Non-Employee Directors” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and all of the members of the Committee shall be “outside directors” within the contemplation of Section 162(m)(4)(C)(i) of the Code.  The Committee shall be appointed by the Board, which may at any time and from time to time remove any members of the Committee, with or without cause, appoint additional members to the Committee and fill vacancies, however caused, in the

Committee. A majority of the members of the Committee shall constitute a quorum.  All determinations of the Committee shall be made by a majority of its members present at a meeting duly called and held. Any decision or determination of the Committee reduced to writing and signed by all of the members of the Committee shall be fully as effective as if it had been made at a meeting duly called and held.

6.  ELIGIBILITY; NON-EMPLOYEE DIRECTORS' FORMULA AWARDS.

A.  An Award may be granted on a discretionary basis only to an employee or consultant of the Company or a Subsidiary or affiliate of the Company, or to a Non-Employee Director of the Company (the “Eligible Individuals”).

B.  (i)  Unless otherwise determined by the Board, at the first meeting of the Board immediately following each annual meeting of the shareholders of the Company, each Non-Employee Director will be automatically granted, at his or her option, either: (1) Restricted Stock having a market value of $50,000 as of the market close on the date of grant (a “Non-Employee Director's Restricted Stock Award”), or (2) an Option having a market value of $50,000 determined utilizing the Black Scholes, lattice or other stock option valuation model (a “Non-Employee Director’s Stock Option Award”).

      (ii)  Unless otherwise determined by the Board, when a Non-Employee Director first becomes a director, whether at an annual meeting of shareholders or prior to the date of any annual meeting of the Shareholders of the Company, he or she shall be automatically granted, on the date he or she becomes a director, a Non-Employee Director's Stock Option Award to purchase a number of shares of the Class A Common Stock equal to the product of 5,000 options at the per share exercise price equal to the fair market value of a share of the Class A Common Stock on the date of grant.

      (iii)  Unless otherwise determined by the Board, each Non-Employee Director's Stock Option Award shall have a term of ten years from the date of the granting thereof.

      (iv)  Unless otherwise determined by the Board, a Non-Employee Director's Restricted Stock Award  or Non-Employee Director’s Stock Option Award shall vest and become exercisable (i) as to fifty percent (50%) of the shares underlying such Non-Employee Director’s Restricted Stock Award or Non-Employee Director’s Stock Option Award on and after the first anniversary of the date of the granting of the Non-Employee Director's Formula Award and (ii) as to the remaining fifty percent (50%) on and after the second anniversary of the date of the granting of the Non-Employee Director’s Restricted Stock Award or Non-Employee Director’s Stock Option Award.

      (iv)  Notwithstanding anything herein to the contrary, the Board may, at any time and from time to time in its sole discretion, terminate or amend the automatic Award to Non-Employee Directors set forth in this Section 6B, by increasing or decreasing the number of shares of Class A Common Stock subject to the formula or substituting an alternate formula or a different Award on different terms, including different or no vesting conditions.

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

C.  The per share exercise price of any Option which is a non-incentive stock option (other than a Non-Employee Director's Formula Award) shall not be less than 85% of the fair market value of a share of the Class A Common Stock on the date of grant; provided, however, that the Committee shall give due regard to Section 409A of the Code before granting Options with a per share exercise price less than the fair market value of a share of the Class A Common Stock on the date of grant.

D.  For all purposes of the Plan, the fair market value of a share of the Class A Common Stock on any date shall be equal to (i) the closing sales price of a share of the Class A Common Stock on the New York Stock Exchange, or if the Class A Common Stock is no longer listed on the New York Stock Exchange, the closing sales price on such other national stock exchange on which the Class A Common Stock is then listed or quoted, on such date or (ii) if there is no sale of the Class A Common Stock on such exchange or market on such date, the average of the bid and asked prices on such exchange or market at the close of the market on such date. If the Class A Common Stock is not listed or quoted on any national exchange, the fair market value of the Class A Common Stock shall mean the amount determined by the Committee to be the fair market value based upon a good faith attempt to value the Class A Common Stock accurately and in a manner consistent with Section 409A of the Code.

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

B.  Except as otherwise set forth herein, an Option may be exercised either in whole in part, at any time from time to time, from the Option vesting date (but only with respect to the number of shares available for exercise on such Option vesting date) until the end of the Option term or earlier expiration or cancellation.

C.  An Option may be exercised only by a written notice of intent to exercise such Option with respect to a specific number of shares of the Class A Common Stock and payment to the Company of the amount of the option price for the number of shares of the Class A Common Stock so specified; provided, however, that all or any portion of such payment may be made in kind by the delivery of shares of the Class A Common Stock having a fair market value equal to the portion of the option price so paid or by any other means approved by the Committee from time to time; provided, further, however, that, subject to the requirements of Regulation T (as in effect from time to time) promulgated under the Exchange Act, the Committee may implement procedures to allow a broker chosen by a Participant to make payment of all or any portion of the option price payable upon the exercise of an Option and receive, on behalf of such Participant, all or any portion of the shares of the Class A Common Stock issuable upon such exercise. Notwithstanding anything herein to the contrary, the Company shall not directly or indirectly extend or maintain credit, or arrange for the extension of credit, in the form of a personal loan to or for any director or executive officer of the Company through the Plan in violation of Section 402 of the Sarbanes-Oxley Act of 2002.

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

12.  RESTRICTED STOCK.

A.  The Committee shall have the authority (1) to grant Restricted Stock, (2) offer Restricted Stock for purchase pursuant to Options, (3) to issue or transfer Restricted Stock to any Eligible Individual, and (4) to establish terms, conditions and restrictions applicable to such Restricted Stock, including the restricted period, which may differ with respect to each grantee, the time or times at which Restricted Stock shall be granted or become vested and the number of shares to be covered by each grant.

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

G.  Except to the extent determined by the Committee and reflected in the underlying Award agreement, in the event a recipient terminates employment with the Company and all Subsidiaries and affiliates of the Company and ceases to serve as a consultant to the Company and all Subsidiaries and affiliates of the Company and as a Non-Employee Director, as applicable, during a restricted period, that portion of the Award with respect to which restrictions have not expired (the “Non-Vested Portion”) shall be treated as follows: (a) upon the voluntary resignation of a Restricted Stock recipient or discharge by the Company or a Subsidiary or affiliate of the Company, in either case, for reasons other than death or retirement on or after the recipient's 65th birthday, the Non-Vested Portion of the Award shall be completely forfeited; and (b) upon termination of employment on account of death or retirement on or after the recipient's 65th birthday, a pro-rata portion of the Non-Vested Portion of the Award shall immediately become fully vested and paid to the recipient or his beneficiary, as applicable, as soon as practicable following such termination. The pro-rata portion of the Non-Vested Portion of the Award that shall vest immediately upon such termination shall be a portion that represents the amount of time the recipient was employed or providing service from the date of grant of the Award through the date of such termination as compared with the entire restricted period, as determined by the Committee.  The Committee shall have the authority to define the term “disability” and “retirement” for all purposes under the Plan and/or to determine whether a recipient's employment or service has terminated by reason of disability or retirement.

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

I.  Each certificate representing Restricted Stock awarded under the Plan shall bear the following legend until the end of the restricted period with respect to such Stock:

“Transfer of this certificate and the shares represented hereby is restricted pursuant to the terms of a Restricted Stock Agreement, dated as of , between Kenneth Cole Productions, Inc. and . A copy of such Agreement is on file at the offices of Kenneth Cole Productions, Inc.”

Stop transfer orders shall be entered with the Company's transfer agent and registrar against the transfer of legended securities.

13.  PERFORMANCE-BASED AWARDS.

Performance-Based Awards under the Plan may be granted, in the sole discretion of the Committee, in a manner constituting “qualified performance-based compensation” within the meaning of Section 162(m) of the Code. Such Awards shall be based upon one or more of the following factors:  stock price, pre-tax earnings, earnings per share, net revenue, operating income, return on assets, shareholder return, return on equity, growth in assets, net sales, licensing revenue, cash flow, market share, relative performance to a group of companies comparable to the Company, and/or strategic business criteria consisting of one or more objectives based on the Company's meeting specified goals relating to revenue, market penetration, business expansion, costs or acquisitions or divestitures. With respect to Performance-Based Awards, (i) the Committee shall establish in writing the objective performance-based goals applicable to a given performance period no later than 90 days after the commencement of such performance period (but in no event after 25% of such period has elapsed) and (ii) no Performance-Based Awards shall be payable to any recipient for a given performance period until the Committee certifies in writing that the objective performance goals (and any other material terms) applicable to such period have been satisfied. The maximum number of shares of Class A Common Stock underlying (or that relate to) a Performance-Based Award paid to or earned by any individual in any fiscal year cannot exceed 300,000 shares. The material terms of Performance-Based Awards described in this Section 13 must be disclosed to and approved by the shareholders of the Company every five years, as provided in Treasury Regulation 1.162-27(e)(4)(vi).

14.  OTHER EQUITY-BASED AWARDS.

The Committee is authorized, subject to limitations under applicable law, to grant to Eligible Individuals such other Awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, the Class A Common Stock, as determined by the Committee in its sole discretion, including, without limitation, restricted stock units, stock appreciation rights, performance stock, performance stock units unrestricted shares awarded purely as a “bonus” and not subject to any restrictions or conditions, other rights convertible or exchangeable into shares of Class A Common Stock and purchase rights for shares of Class A Common Stock.  The Committee shall determine the terms and conditions of such Awards at date of grant or thereafter. Shares delivered pursuant to an Award in the nature of a purchase right granted under this Section 14 shall be purchased for such consideration, paid for at such times, by such methods, and in such forms, including, without limitation, cash, shares of Class A Common Stock, notes or other property, as the Committee shall determine. Cash awards, as an element of or supplement to any other Award under the Plan, shall also be authorized pursuant to this Section 14.

15.  TRANSFERABILITY.

Unless otherwise determined by the Committee, either at the time of grant or subsequently, no Award shall be assignable or transferable except by will and/or by the laws of descent and distribution and, during the life of any Participant, each Award granted to him or her may be exercised only by him or her.

16.  ADJUSTMENT OF NUMBER OF SHARES.

The aggregate number of shares of Class A Common Stock which may be granted or purchased pursuant to Awards (as set forth in Section 3 hereof), the number of shares of Class A Common Stock covered by each outstanding Award, and the price per share thereof in each such Award shall be equitably and proportionally adjusted or substituted, as determined by the Committee, as to the number, price or kind of a share of Stock or other consideration subject to such Awards (i) in the event of changes in the outstanding Stock or in the capital structure of the Company by reason of stock dividends, stock splits, reverse stock splits, recapitalizations, reorganizations, mergers, consolidations, combinations, exchanges, or other relevant changes in capitalization occurring after the date of grant of any such Award; (ii) in connection with any extraordinary dividend declared and paid in respect of shares of Stock, whether payable in the form of cash, stock or any other form of consideration; or (iii) in the event of any change in applicable laws or any change in circumstances which results in or would result in any substantial dilution or enlargement of the rights granted to, or available for, Participants in the Plan.  No adjustment or substitution provided for in this Section 16 shall require the Company to sell or issue a fractional share under any Award agreement or certificate. In the event of the dissolution or liquidation of the Company, or a merger, reorganization or consolidation in which the Company is not the surviving corporation, then except as otherwise provided in the second sentence of this Section 16, each Award, to the extent not theretofore exercised, shall terminate forthwith.

17.  SECURITIES REGULATION.

The obligation of the Company to make payment of Awards in shares of Class A Common Stock or otherwise shall be subject to all applicable laws, rules and regulations, and to such approvals by governmental agencies as may be required. Notwithstanding any terms or conditions of any Award to the contrary, the Company shall be under no obligation to offer to sell or to sell and shall be prohibited from offering to sell or selling any shares of Class A Common Stock pursuant to an Award unless such shares have been properly registered for sale pursuant to the Securities Act of 1933 (the “Securities Act”) with the Securities and Exchange Commission and any applicable state securities laws or unless the Company has received the advice of counsel, satisfactory to the Company, that such shares may be offered or sold without such registration pursuant to an available exemption therefrom and the terms and conditions of such exemption have been fully complied with. If the shares of Class A Common Stock offered for sale or sold under the Plan are offered or sold pursuant to an exemption from registration under the Securities Act or any applicable state securities laws, the Company may restrict the transfer of such shares and may legend the stock certificates representing such shares in such manner as it deems advisable to ensure the availability of any such exemption.

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

B.  As a condition to the vesting, exercise and/or settlement of any Award, the Committee may require that a Participant satisfy, through deduction or withholding from any payment of any kind otherwise due to the Participant, or through such other arrangements as are satisfactory to the Committee, the minimum amount of all federal, state and local income and other taxes of any kind required or permitted to be withheld in connection with such vesting and/or exercise.  The Committee (or, in the case of a Non-Employee Director's Formula Award, the Board), in its discretion, upon election by a Participant (the “Election”) may permit shares of Class A Common Stock to be used to satisfy tax withholding requirements and such shares shall be valued at their fair market value as of the settlement date of the Award; provided, however, that (i) the Election must be made on or prior to the settlement date, (ii) the Election is subject to the approval of the Committee (or, in the case of a Non-Employee Director's Formula Award, the Board), and (iii) the aggregate fair market value of the number of shares of Class A Common Stock that may be used to satisfy tax withholding requirements may not exceed the minimum statutorily required withholding amount with respect to such Award.  The Participant shall pay the Company in cash for any fractional share that would otherwise be required to be delivered.

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

21.  DECLINING MARKET PRICE.

In the event the fair market value of the Class A Common Stock declines below the exercise price set forth in any Award, the Committee may, at any time, adjust, reduce, cancel and regrant any unexercised Option or take any similar action it deems to be for the benefit of the Participant in light of the declining fair market value of the Class A Common Stock; provided, however, that none of the foregoing actions may be taken without prior approval of the Board.

22.  NO EMPLOYMENT RIGHT.

Neither the existence of the Plan nor the grant of any Award shall require the Company or any Subsidiary to continue any Participant in the employ or service of the Company or such Subsidiary.

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

25.  GOVERNING LAW.

The Plan shall be governed by the laws of the State of New York without reference to the principles of conflicts of laws thereof.

