Form 10-Q
period 2009-09-30
COLE KENNETH PRODUCTIONS INC
filed 2009-11-06
CIK 921691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	November 4, 2009
Class A Common Stock ($.01 par value)	10,077,732
Class B Common Stock ($.01 par value)	8,010,497

Kenneth Cole Productions, Inc.

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$ 50,036,000	$ 64,704,000
Due from factors	1,610,000	9,190,000
Accounts receivable, net	39,081,000	32,018,000
Inventories, net	36,397,000	43,342,000
Prepaid expenses and other current assets	5,026,000	2,738,000
Deferred taxes, net	4,889,000	5,645,000
Total current assets	137,039,000	157,637,000

Property and equipment, at cost, less accumulated
depreciation and amortization	61,374,000	57,790,000

Other assets:
Intangible assets, net	20,228,000	19,842,000
Deferred taxes, net	38,381,000	33,541,000
Investments and other	8,220,000	7,280,000
Deferred compensation plans’ assets	40,819,000	37,345,000
Total other assets	107,648,000	98,008,000

Total Assets	$306,061,000	$313,435,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(Unaudited)

	September 30, 2009	December 31, 2008
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 44,869,000	$ 42,935,000
Other current liabilities	6,734,000	11,669,000
Deferred income	4,144,000	5,512,000
Total current liabilities	55,747,000	60,116,000

Accrued rent and other long-term liabilities	17,577,000	17,842,000
Deferred compensation plans’ liabilities	39,060,000	35,715,000

Commitments and contingencies

Shareholders’ Equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized, none outstanding	--	--
Class A Common Stock, par value $.01, 40,000,000 shares authorized; 15,863,749 and 15,726,672 issued as of September 30, 2009 and December 31, 2008, respectively	159,000	157,000
Class B Convertible Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	80,000	80,000
Additional paid-in capital	107,088,000	103,318,000
Accumulated other comprehensive (loss)/income	(24,000)	650,000
Retained earnings	211,295,000	220,478,000
	318,598,000	324,683,000
Class A Common Stock in treasury, at cost, 5,855,550 shares as of September 30, 2009 and December 31, 2008, respectively	(124,921,000)	(124,921,000)
Total shareholders’ equity	193,677,000	199,762,000

Total Liabilities and Shareholders’ Equity	$306,061,000	$313,435,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$ 93,336,000	$120,161,000	$272,458,000	$333,669,000
Royalty revenue	10,416,000	11,947,000	28,569,000	32,087,000
Net revenues	103,752,000	132,108,000	301,027,000	365,756,000
Cost of goods sold	58,871,000	77,757,000	181,261,000	215,134,000
Gross profit	44,881,000	54,351,000	119,766,000	150,622,000

Selling, general and administrative expenses	44,595,000	51,896,000	137,233,000	150,113,000
Operating income/(loss)	286,000	2,455,000	(17,467,000)	509,000
Interest income, net	94,000	395,000	414,000	1,637,000
Impairment of investments	(287,000)	(3,282,000)	(727,000)	(4,114,000)
Income/(loss) before (benefit from)/provision for income taxes	93,000	(432,000)	(17,780,000)	(1,968,000)
(Benefit from)/provision for income taxes	(93,000)	1,122,000	(6,532,000)	831,000
Net income/(loss)	$ 186,000	$ (1,554,000)	$(11,248,000)	$(2,799,000)

Earnings/(loss) per share:
Basic	$0.01	$(0.09)	$(0.63)	$(0.15)
Diluted	$0.01	$(0.09)	$(0.63)	$(0.15)

Dividends declared per share	--	$0.09	--	$0.27

Shares used to compute earnings/(loss) per share:
Basic	18,018,000	17,903,000	17,954,000	18,604,000
Diluted	18,423,000	17,903,000	17,954,000	18,604,000

                       See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated Other		Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Comprehensive Income/(Loss)	Retained Earnings	Number of Shares	Amount	Total
Shareholders’ equity January 1, 2009	15,726,672	$157,000	8,010,497	$80,000	$103,318,000	$650,000	$220,478,000	(5,855,550)	$(124,921,000)	$199,762,000
Adjustment for non-credit component of impaired securities						(2,298,000)	2,298,000			--
Net loss							(11,248,000)			(11,248,000)
Translation adjustment for foreign currency, net of taxes of $(206,000)						355,000				355,000
Unrealized gain on available-for-sale securities, net of taxes of $(225,000)						1,269,000				1,269,000
Comprehensive loss										(9,624,000)
Stock-based compensation expense					5,263,000					5,263,000
Issuance of restricted stock and related tax benefits	185,969	2,000			(1,142,000)					(1,140,000)
Shares surrendered by employees to pay taxes on restricted stock	(69,704)				(472,000)					(472,000)
Issuance of Class A Common Stock from Employee Stock Purchase Plan	20,812				121,000					121,000
Prior year dividends associated with vesting of restricted stock							(233,000)			(233,000)
Shareholders’ equity September 30, 2009	15,863,749	$159,000	8,010,497	$80,000	$107,088,000	$(24,000)	$211,295,000	(5,855,550)	$(124,921,000)	$193,677,000

See accompanying notes to condensed consolidated financial statements.

 Kenneth Cole Productions, Inc. and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

  (Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows used in operating activities
Net loss	$(11,248,000)	$(2,799,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,173,000	6,892,000
Provision for doubtful accounts	527,000	250,000
Benefit from deferred taxes	(6,417,000)	(971,000)
Unrealized gain from available-for-sale securities	(1,494,000)	(296,000)
Writedown of investments	727,000	4,114,000
Stock-based compensation expense	5,270,000	3,745,000
Tax benefit from stock option exercises and restricted stock vestings	(485,000)	(917,000)
Changes in operating assets and liabilities:
Decrease/(increase) in due from factors	7,580,000	(6,410,000)
Increase in accounts receivable	(7,590,000)	(1,851,000)
Decrease/(increase) in inventories	6,945,000	(8,454,000)
Increase in prepaid expenses and other current assets	(2,943,000)	(1,281,000)
Decrease in other assets	669,000	2,549,000
Increase in accounts payable and accrued expenses	1,934,000	5,368,000
Decrease in deferred income and other current liabilities	(6,032,000)	(278,000)
Increase in income taxes payable	--	39,000
Increase/(decrease) in other long-term liabilities	3,080,000	(556,000)
Net cash used in operating activities	(2,304,000)	(856,000)
Cash flows used in investing activities
Acquisition of property and equipment	(10,493,000)	(5,246,000)
Purchase of intangible assets	(640,000)	(3,387,000)
Net cash used in investing activities	(11,133,000)	(8,633,000)
Cash flows used in financing activities
Shares surrendered by employees to pay taxes on restricted stock	(472,000)	(774,000)
Excess tax benefit from stock options	--	8,000
Proceeds from exercise of stock options	--	63,000
Proceeds from employee stock purchase plan	121,000	169,000
Payments of financing costs	(724,000)	--
Acquisition of treasury shares	--	(24,376,000)
Prior year dividends associated with vesting of restricted stock	(233,000)	(163,000)
Dividends paid to shareholders	--	(5,053,000)
Net cash used in financing activities	(1,308,000)	(30,126,000)
Effect of exchange rate changes on cash	77,000	(46,000)
Net decrease in cash	(14,668,000)	(39,661,000)
Cash and cash equivalents, beginning of period	64,704,000	90,653,000
Cash and cash equivalents, end of period	$ 50,036,000	$ 50,992,000
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ 30,000	$ 30,000
Income taxes, net	$ 1,664,000	$ 3,628,000

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

Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company’s consolidated Balance Sheet at December 31, 2008, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Certain amounts in the Company’s previous financial statements have been reclassified to conform to the 2009 presentation. (See Note 7.)

2.  Stock-Based Compensation

The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock options, restricted stock, and other equity-based awards.

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant.  Stock option grants expire within 10 years and generally vest on a graded basis within two to five years from the date of grant.  Restricted stock unit awards generally vest on a graded basis over a two to four year period or cliff vest after three years.  During the nine months ended September 30, 2009 and 2008, the Company granted 708,656 and 841,500 stock options, respectively. The Company granted 151,272 shares of restricted stock during the nine months ended September 30, 2009, as compared to 127,462 shares granted during the nine months ended September 30, 2008.  Stock options outstanding and unvested restricted stock amounted to 2,900,186 and 463,081 shares, respectively, as of September 30, 2009.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.  Stock-Based Compensation (continued)

The following table summarizes the components of stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008, all of which is included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009 (1)	2008
Stock options	$ 330,000	$ 277,000	$2,103,000	$ 637,000
Restricted stock units and employee stock purchase plan	770,000	900,000	3,167,000	3,108,000
Total stock-based compensation expense	$1,100,000	$1,177,000	$5,270,000	$3,745,000

(1)  In the first quarter of 2009, the Company’s Chairman and CEO elected to receive 100% and 50%, respectively, of their 2008 annual bonuses in stock options in lieu of cash which amounted to $1,167,000 during the nine months ended September 30, 2009.  These amounts were accrued within payroll expense as of December 31, 2008.

The fair value of stock options was estimated using the Black-Scholes option-pricing model.  The following table summarizes the assumptions used to compute the weighted-average fair value of stock option grants for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,

	2009	2008 (1)	2009	2008 (1)
Weighted-average volatility	61.2%	--	55.0%	38.4%
Risk-free interest rate	3.7%	--	3.0% to 3.7%	4.0% to 4.1%
Weighted-average dividend yield	0%	--	0%	2.4%
Expected term	3 years	--	3-9 years	4-9 years

(1)  No stock options were granted in the first and third quarters of 2008.

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

The fair value of restricted stock was calculated by multiplying the Company’s stock price on the date of grant by the number of shares granted and is being amortized on a straight-line basis over the vesting periods.  Stock-based compensation is recognized for the number of awards that are ultimately expected to vest.  As a result, for most awards, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates by employee classification.  Estimated forfeitures will continue to be reassessed in subsequent periods and may change based on new facts and circumstances.

As of September 30, 2009, approximately $6.3 million of unrecognized stock compensation expense related to unvested stock options and restricted stock awards, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.1 years compared to approximately $10.1 million of unrecognized stock compensation expense as of September 30, 2008.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.

Earnings/(loss) Per Share

Basic earnings/(loss) per share is calculated by dividing net income/(loss) by weighted-average common shares outstanding.  Diluted earnings/(loss) per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities under the Company’s stock incentive plans.  Dilutive securities, which include stock options and restricted stock, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted-average shares outstanding for the period.  Stock options outstanding for the three months ended September 30, 2009 in an aggregate amount of 2,223,000 have been excluded in the diluted per share calculation as the impact would be antidilutive.  Stock options and restricted stock outstanding for the nine months ended September 30, 2009 and for the three and nine months ended September 30, 2008 have been excluded in the diluted per share calculation as the impact would be antidilutive.  Basic and diluted loss per common share consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30,2008	September 30, 2009	September 30, 2008

Weighted-average common
shares outstanding	18,018,000	17,903,000	17,954,000	18,604,000
Effect of dilutive securities:
Restricted stock & employee stock purchase plan	313,000	--	--	--
Stock options	92,000	--	--	--
Weighted-average common
shares outstanding and common
share equivalents	18,423,000	17,903,000	17,954,000	18,604,000

4.

Investments

The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying value may not be recoverable within a reasonable period of time.  The fair value of the Company’s auction-rate securities (“marketable securities”), which have maturity dates ranging from 2025 to 2050, is determined from an independent third-party valuation.  The primary variables used in determining fair value include collateral, rating, insurance, credit risk and downgrade risk of the security.  In the Company’s evaluation of its investments it also considered its ability and intent to hold the investment until the market price recovers, the reasons for the decline in fair value, the duration of the decline in fair value and expected future performance.  Based on this evaluation, the Company recorded an other-than temporary impairment of investments of $0.3 million and $0.7 million related to marketable securities during the three and nine months ended September 30, 2009, respectively.  This charge is included within Impairment of investments in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009.  The Company also recorded a $0.2 million other-than-temporary impairment of marketable securities within Accumulated Other Comprehensive Loss for the non-credit component of marketable securities during the nine months ended September 30, 2009.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

4.

Investments (continued)

The following table presents gross unrealized gains on, and estimated fair value of, the Company’s long-term investments as of September 30, 2009 and December 31, 2008:

			September 30, 2009
	Historical Cost	(2) Cost Basis	Estimated Fair Value	Other than Temporary Impairment (1)	Gross Unrealized
					Gains	Losses
Auction-rate securities	$ 8,600,000	$4,358,000	$4,490,000	$(176,000)	$ 308,000	--
Equity securities	5,338,000	717,000	2,261,000	--	1,544,000	--
Total	$13,938,000	$5,075,000	$6,751,000	$(176,000)	$1,852,000	--

(1)  The non-credit portion of the other-than-temporary impairment related to auction rate securities is recorded in accumulated other comprehensive loss.

(2)  The cost basis is historical cost less other-than-temporary impairment not reflected in other comprehensive loss.

			December 31, 2008
	Historical Cost	Cost Basis	Estimated Fair Value	Gross Unrealized
				Gains	Losses
Auction-rate securities	$ 8,600,000	$5,085,000	$5,085,000	$ --	--
Equity securities	5,338,000	717,000	899,000	182,000	--
Total	$13,938,000	$5,802,000	$5,984,000	$182,000	--

During the quarter ended June 30, 2009, the Company recorded a balance sheet reclassification between Retained Earnings and Accumulated Other Comprehensive Loss of $2.3 million related to the non-credit component of previous writedowns of auction-rate securities in the Statements of Operations.

5.

Fair Value Measurement

  The Company’s financial assets, measured at fair value on a recurring basis, were as follows:

	Fair Value at September 30, 2009	Fair Value at December 31, 2008	Hierarchy
Investments	$ 2,261,000	$ 899,000	Level 1
Deferred compensation plans’ assets	$35,944,000	$32,909,000	Level 2
Marketable Securities	$ 4,490,000	$ 5,085,000	Level 3

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

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5.

Fair Value Measurement (continued)

The following table presents the reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 inputs, marketable securities, measured at fair value using observable inputs based on unobservable data in an inactive market for the nine months ended September 30, 2009:

Beginning balance at January 1, 2009	$5,085,000
Unrealized gains recorded in other comprehensive loss	308,000
Impairment charge recorded in other comprehensive loss	(176,000)
Impairment charge included in Statement of Operations	(727,000)
Ending balance at September 30, 2009	$4,490,000

The Company recorded a $0.7 million writedown in its marketable securities, specifically auction-rate securities, within Impairment of investments in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2009.

6.

Comprehensive Income/Loss

Comprehensive income/loss is comprised of net income/loss, the effect of foreign currency translation and changes in unrealized gains and losses on available-for-sale securities.  Comprehensive income for the three months ended September 30, 2009 amounted to $645,000 as compared to $369,000 for the three months ended September 30, 2008.  Comprehensive loss for the nine months ended September 30, 2009 and 2008 was $9,624,000 and $1,996,000, respectively.

7.

Segment Information

The Company has three reportable segments:  Wholesale, Consumer Direct and Licensing.  The Wholesale segment designs and sources a broad range of fashion footwear, handbags, accessories, and apparel and markets its products for sale to approximately 5,700 department and specialty store locations and to the Company’s Consumer Direct segment.  The Consumer Direct segment markets a broad selection of the Company’s branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full-priced retail stores, Company Stores (“outlets”) and e-commerce (at website address www.kennethcole.com).  The Licensing segment, through third-party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in approximately 30 apparel and accessories categories for men, women and children.  The Company maintains control over quality, brand image and distribution of licensees’ products.  This segment primarily consists of royalties earned on the purchase and sale to foreign retailers, distributors, or to consumers in foreign countries and licensee sales to third parties of the Company’s trademarks and trade names.  The Company’s reportable segments are business units that offer products to overlapping consumers through different channels of distribution.  Each segment is managed separately, although planning, implementation and results across segments are reviewed internally by the executive management committee.  The Company evaluates performance of each of its segments and allocates resources based on profit or loss before stock-based compensation expense, writedown of marketable securities, unallocated corporate overhead, and income taxes for each segment.  Intersegment sales between the Wholesale and Consumer Direct segments are eliminated in consolidation.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

7.

Segment Information (continued)

Financial information of the Company’s reportable segments is as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2009				September 30, 2009
		Consumer				Consumer
	Wholesale	Direct	Licensing	Totals	Wholesale	Direct	Licensing	Totals
Revenue from external customers	$51,654	$41,682	$10,416	$103,752	$159,477	$112,981	$28,569	$301,027
Intersegment revenues	8,135	--	--	8,135	24,448	--	--	24,448
Segment (loss)/income (1)	(1,610)	(4,491)	8,500	2,399	(9,266)	(20,956)	22,916	(7,306)
Segment assets (2)					193,868	56,885	55,308	306,061

	Three Months Ended				Nine Months Ended
	September 30, 2008				September 30, 2008
		Consumer				Consumer
	Wholesale	Direct	Licensing	Totals	Wholesale	Direct	Licensing	Totals
Revenue from external customers	$77,533	$42,628	$11,947	$132,108	$209,564	$124,105	$32,087	$365,756
Intersegment revenues	10,240	--	--	10,240	30,742	--	--	30,742
Segment income/(loss) (1)	924	(4,672)	9,904	6,156	433	(13,303)	24,937	12,067
Segment assets (2)					210,872	56,921	63,531	331,324

_________________

(1)

Segment (loss)/income excludes stock-based compensation expense, writedown of marketable securities, unallocated corporate overhead and income taxes.  In 2009, the Company reclassified the writedown of marketable securities from the Wholesale segment to an unallocated corporate charge.  Amounts in 2008 have been reclassified to conform to the 2009 presentation.

(2)

The Wholesale segment includes corporate assets.

The reconciliation of the Company’s reportable segment revenues and loss are as follows (in thousands):

Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues
Revenues for reportable segments	$103,752	$132,108	$301,027	$365,756
Intersegment revenues	8,135	10,240	24,448	30,742
Elimination of intersegment revenues	(8,135)	(10,240)	(24,448)	(30,742)
Total consolidated revenues	$103,752	$132,108	$301,027	$365,756

Income/(Loss)
Total income/(loss) for reportable segments (1)	$ 2,399	$ 6,156	$ (7,306)	$ 12,067
Elimination of unallocated corporate overhead, stock-based compensation expense and writedown of marketable securities	(2,306)	(6,588)	(10,474)	(14,035)
Total income/(loss) before income taxes	$ 93	$ (432)	$(17,780)	$ (1,968)

(1)

Total income/(loss) for reportable segments excludes stock-based compensation expense, writedown of marketable securities, unallocated corporate overhead and income taxes.

Revenues from international customers were approximately 7.1% and 4.3% of the Company’s consolidated revenues for the three months ended September 30, 2009 and 2008, respectively, and approximately 5.2% and 3.9% of the Company’s consolidated revenues for the nine months ended September 30, 2009 and September 30, 2008, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

8.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company reviews its historical and projected taxable income quarterly and considers its prior period cumulative results and other available objective evidence to determine if it is more likely than not that the deferred tax assets will be realized.  The Company currently has $43.3 million of net deferred tax assets as of September 30, 2009 inclusive of $12.4 million of net operating loss carryforwards that expire between 2028 and 2029 and valuation allowances of $3.1 million for unrealized tax losses on available for sale securities.

9.

Related Party Transactions

The Company had an exclusive license agreement with Iconix Brand Group, Inc. and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with the manufacture, sale and distribution of women’s, men’s and children’s footwear in certain territories.  The Chairman and Chief Executive Officer of Iconix is the brother of the Company’s Chairman and Chief Creative Officer.  The term of the agreement was through December 31, 2010.  In April 2009, the Company terminated the agreement effective December 31, 2009 which eliminates any future obligation for 2010.  Management believes that the license agreement with Iconix was entered into at arm’s length.  The Company was obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $10,000 of income related to an advertising allowance per the license agreement for the three months ended September 30, 2009.  The Company recorded approximately $247,000 in aggregate royalty and advertising expense under the agreement for the nine months ended September 30, 2009. The Company recorded approximately $284,000 and $857,000 in aggregate royalty and advertising expense under the agreement for the three and nine months ended September 30, 2008, respectively.

The Company recorded expenses of approximately $49,000 and $255,000 for the three and nine months ended September 30, 2009, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company’s Chairman and Chief Creative Officer.  During the three and nine months ended September 30, 2008, the Company recorded expenses of approximately $161,000 and $427,000, respectively, for hire and use of aircraft partially owned by Emack LLC.  Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

10.

Common Stock Repurchase

No shares were repurchased by the Company during the three and nine months ended September 30, 2009.  During the three months ended September 30, 2008, the Company repurchased 337,200 of its shares at an aggregate price of $4,409,000.  During the nine months ended September 30, 2008, the Company repurchased 1,619,200 of its shares at an aggregate price of $24,376,000.

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

12.

New Accounting Pronouncement

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The ASC supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the ASC became nonauthoritative.  The Company’s accounting policies were not affected by the conversion to ASC.

13.

Subsequent Event

The Company evaluated subsequent events through November 6, 2009, the date the financial statements were issued and determined that there were no subsequent events to disclose except as follows:

On November 1, 2009, CIT Group Inc. (“CIT”) entered into a prepackaged plan of reorganization.  The Company has a Receivables Management Agreement with The CIT Group/Commercial Services, Inc. (“Operating Sub”), an operating subsidiary of CIT.  The Operating Sub acts as a collection agent for the Company’s assigned receivables without transfer of ownership and as a credit grantor for those receivables subject to credit approval.  Customer payments for these receivables are remitted directly to a Company lockbox. Accordingly, the Company believes that the CIT reorganization plan has no direct exposure to the Company’s operations.

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

Update on Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management.  There have been no changes to the Company’s significant accounting policies from the policies previously disclosed in the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 except the additional details described within the income tax policy below:

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred taxes are evaluated for future realization and reduced by a valuation allowance to the extent that management believes a portion will not be realized.  The Company’s assessment of deferred tax assets is performed quarterly and many factors are considered when assessing the likelihood of future realization of deferred tax assets, including the recent earnings experience and expectations of future taxable income by taxing jurisdiction, the carryforward periods available for tax reporting purposes, tax planning strategies and other relevant factors.  The actual realization of deferred tax assets may differ significantly from the amounts the Company has recorded.

The Company’s income taxes are routinely under audit by federal, state or local authorities.  These audits include questioning of the timing and amount of deductions and the allocation of income among various tax jurisdictions.  Based on its quarterly evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures.  To the extent the Company is required to pay amounts in excess of recorded income tax liabilities, the Company’s effective tax rate in a given financial statement period could be materially impacted.  The Company also measures tax position taken or expected to be taken in a return and records them in the financial statements.

Overview

Kenneth Cole Productions, Inc. designs, sources and markets a broad range of fashion footwear, handbags and apparel and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted and Gentle Souls brand names.  The Company also designs, sources and markets sportswear, footwear, handbags and other accessories under the Le Tigre brand name.  In addition, the Company designs, develops and sources private label footwear and handbags for selected retailers.  The Company’s products are targeted to appeal to fashion conscious consumers and reflect a metropolitan lifestyle uniquely associated with Kenneth Cole.  These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends.  The combination of core products and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

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

Our opportunities for long-term growth are accompanied by challenges and risks, particularly in the current steep recessionary environment.  Our results are dependent on consumer demand for our products and factors such as general economic and business conditions, unemployment rates, consumer credit availability, interest rate fluctuations, energy costs, geo political stability, retail traffic, tax law, stock market activity and other consumer impacting conditions.  The recent unprecedented volatility that has disrupted capital and consumer markets has also reduced incomes and employment and reduced consumer confidence to levels that have not been seen in decades.  Since fashion and fashion related products are viewed as discretionary spending, the economic environment has reduced customer spending dramatically.  The Company cannot predict the duration of the current economic downturn.  The macroeconomic environment and related factors could have a material adverse effect on the Company’s results of operations and financial condition.

The Company recorded net revenues of $103.8 million for the three months ended September 30, 2009.  Diluted earnings per share was $0.01 for the three months ended September 30, 2009 as compared to a diluted loss per share of $(0.09) for the three months ended September 30, 2008.  As of September 30, 2009, the Company had $50.0 million in cash and cash equivalents and no long-term debt.

Results of Operations

The following table sets forth the Company’s Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of net revenues for the three and nine months ended September 30, 2009 and September 30, 2008.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Net sales	$ 93,336	90.0%	$120,161	91.0%	$272,458	90.5%	$333,669	91.2%
Royalty revenue	10,416	10.0	11,947	9.0	28,569	9.5	32,087	8.8
Net revenues	103,752	100.0	132,108	100.0	301,027	100.0	365,756	100.0
Gross profit (1)	44,881	43.3	54,351	41.1	119,766	39.8	150,622	41.2
Selling, general and administrative expenses	44,595	43.0	51,896	39.3	137,233	45.6	150,113	41.1
Operating income/(loss)	286	0.3	2,455	1.8	(17,467)	(5.8)	509	0.1
Interest income, net	94	0.1	395	0.3	414	0.1	1,637	0.5
Impairment of investments	(287)	(0.3)	(3,282)	(2.5)	(727)	(0.2)	(4,114)	(1.2)
Income/(loss) before income taxes	93	0.1	(432)	(0.4)	(17,780)	(5.9)	(1,968)	(0.6)
Income tax (benefit)/expense	(93)	(0.1)	1,122	0.8	(6,532)	(2.2)	831	0.2
Net income/(loss)	$ 186	0.2%	$(1,554)	(1.2)%	$(11,248)	(3.7)%	$(2,799)	(0.8)%

_______________________

(1)

Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

REVENUES:  Net revenues decreased $28.3 million, or 21.5%, to $103.8 million for the three months ended September 30, 2009 from $132.1 million for the three months ended September 30, 2008.  The decrease in revenues occurred in each of the Company’s business segments as further described below in the sections entitled “NET SALES” and “ROYALTY REVENUE”.

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) decreased $25.9 million, or 33.4%, to $51.7 million for the three months ended September 30, 2009 from $77.6 million for the three months ended September 30, 2008.  Over 70% of the decline was attributable to a decrease in our planned closures of the Company’s Tribeca and Bongo footwear lines, associated private label, and the planned reductions in the Company’s off-priced business.  The remaining decline was attributable to a decrease in sales across primarily all of the Company’s wholesale businesses as a result of factors including retailer destocking, a challenging retail environment and continued stress in the macro-economic marketplace.

Net sales in the Company’s Consumer Direct segment decreased $0.9 million, or 2.2%, to $41.7 million for the three months ended September 30, 2009 from $42.6 million for the three months ended September 30, 2008.  Sales associated with 18 net new stores opened since the close of the third quarter last year were offset by a comparable store sales decrease of 12.9%, or $4.7 million.  Comparable stores are defined as new stores that are open for longer than thirteen months.  A store that stops operations is included in the comparable sales calculation through the date of closing.  The Company opened five Kenneth Cole Company Stores (“outlets”) during the three months ended September 30, 2009.

ROYALTY REVENUE:  Royalty revenue decreased $1.5 million, or 12.8%, to $10.4 million for the three months ended September 30, 2009 from $11.9 million for the three months ended September 30, 2008.  Approximately half of the decrease in royalty revenues was due to a reduction in licensee sales into the off-price channel, along with a decrease in contract initiation fees and the expectation that certain licensees will exceed their contractual minimums in the fourth quarter this year versus the third quarter last year.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, increased to 43.3% for the three months ended September 30, 2009 from 41.1% for the three months ended September 30, 2008.  The increase, as a percentage of net revenues, was primarily the result of an increase in the Consumer Direct segment margins as the Company better manages its inventory and improves its product assortment, coupled with a revenue mix shifting to Consumer Direct and Licensing as a percentage of total revenues.  The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, increased as a percentage of net revenues to 40.2% for the three months ended September 30, 2009 compared to 32.3% for the three months ended September 30, 2008, while the Wholesale segment, as a percentage of net revenues, decreased to 49.8% for the three months ended September 30, 2009 from 58.7% for the three months ended September 30, 2008.  The revenues in the Licensing segment, which carries less cost of goods sold, as a percentage of revenues, increased to 10.0% for the three months ended September 30, 2009 compared to 9.0% for the three months ended September 30, 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  Selling, general and administrative (“SG&A”) expenses, including warehousing and receiving expenses, decreased $7.3 million to $44.6 million for the three months ended September 30, 2009 from $51.9 million for the three months ended September 30, 2008.  The decrease in SG&A expenses was primarily attributable to a reduction in payroll and various cuts in discretionary spending offset by costs associated with new stores and other expenses associated with the Company’s strategic initiatives.  Total SG&A expenses, as a percentage of revenues, were 43.0% and 39.3% for the three months ended September 30, 2009 and 2008, respectively.  The increase was due to loss of leverage on the decline in sales in the Wholesale and Consumer Direct segments and the greater portion of revenues from the Consumer Direct segment which carries a higher SG&A expense level than the Wholesale and Licensing segments due primarily to store occupancy and payroll costs.

INTEREST INCOME, NET:  Interest income, net decreased $0.3 million to approximately $0.1 million for the three months ended September 30, 2009 as compared to $0.4 million for the three months ended September 30, 2008.  The decrease is primarily due to the Company’s lower interest rates.

IMPAIRMENT OF INVESTMENTS:  The Company recorded an other-than-temporary impairment of auction-rate securities of approximately $0.3 million during the three months ended September 30, 2009 as compared to $3.3 million, of which $3.2 million related to an equity investment and $0.1 million related to auction-rate securities, during the three months ended September 30, 2008.

INCOME TAXES:  The Company’s effective tax rate decreased to a 100.6% benefit for the three months ended September 30, 2009 from a provision of 259.7% for the three months ended September 30, 2008.  The tax benefit is primarily a result of adjustments to the Company’s tax reserves for agreements with certain tax jurisdictions offset by the provision for the Company’s net income during the three months ended September 30, 2009.  The Company currently has $43.3 million of net deferred tax assets as of September 30, 2009 inclusive of $12.4 million of net operating loss carryforwards that expire between 2028 and 2029 and valuation allowances of $3.1 million for unrealized tax losses on available for sale securities.

NET INCOME/(LOSS):  As a result of the foregoing, the Company recorded net income of $0.2 million for the three months ended September 30, 2009 or 0.2% of net revenues compared to a net loss of $1.6 million or (1.2)% of net revenues for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

REVENUES:  Net revenues decreased $64.8 million, or 17.7%, to $301.0 million for the nine months ended September 30, 2009 from $365.8 million for the nine months ended September 30, 2008.  The decrease in revenues occurred in each of the Company’s business segments as further described below in the sections entitled “NET SALES” and “ROYALTY REVENUE”.

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) decreased $50.2 million, or 23.9%, to $159.4 million for the nine months ended September 30, 2009 from $209.6 million for the nine months ended September 30, 2008.  The decrease was attributable to a decline in sales across primarily all of the Company’s wholesale businesses as a result of factors including retailer destocking, a challenging retail environment and continued stress in the macro-economic marketplace.  In addition, the decline included the exiting of the Company’s Tribeca business and terminating its Bongo business.

Net sales in the Company’s Consumer Direct segment decreased $11.1 million, or 9.0%, to $113.0 million for the nine months ended September 30, 2009 from $124.1 million for the nine months ended September 30, 2008.  Sales associated with 18 net new stores opened since the close of the third quarter last year were offset by a comparable store sales decreased 15.9%, or $17.0 million.  Comparable stores are defined as new stores that are open for longer than thirteen months.  A store that stops operations is included in the comparable sales calculation through the date of closing.  The Company opened thirteen Kenneth Cole Company Stores (“outlets”) and closed three full-priced retail stores during the nine months ended September 30, 2009 as compared to opening seven Company Stores (“outlets”), opening two full-priced retail stores and closing eight full-priced retail stores during the nine months ended September 30, 2008.

ROYALTY REVENUE:  Royalty revenue decreased $3.5 million, or 11.0%, to $28.6 million for the nine months ended September 30, 2009 from $32.1 million for the nine months ended September 30, 2008.  The decrease in royalty revenues was primarily attributable to a reduction in contract initiation fees and a reduction in licensee sales into the off-price channel.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, decreased to 39.8% for the nine months ended September 30, 2009 from 41.2% for the nine months ended September 30, 2008.  The decrease, as a percentage of net revenues, was primarily the result of a decrease in the Wholesale and Consumer Direct segment margins, partially offset by the revenue mix shifting to Consumer Direct and Licensing as a percentage of total revenues.  The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, increased as a percentage of net revenues to 37.5% for the nine months ended September 30, 2009 compared to 33.9% for the nine months ended September 30, 2008, while the Wholesale segment, as a percentage of net revenues, decreased to 53.0% for the nine months ended September 30, 2009 from 57.3% for the nine months ended September 30, 2008.  The revenues in the Licensing segment, which carries less cost of goods sold, increased as a percentage of revenues, to 9.5% for the nine months ended September 30, 2009 compared to 8.8% for the nine months ended September 30, 2008.  The decrease in the Wholesale and Consumer Direct segment margins for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to a promotional and challenging retail environment and the macro-economic marketplace.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  SG&A expenses, including warehousing and receiving expenses, decreased $12.9 million to $137.2 million for the nine months ended September 30, 2009 from $150.1 million for the nine months ended September 30, 2008.  The decrease in SG&A expenses was primarily attributable to a reduction in payroll and various cuts in discretionary spending offset by costs associated with new stores and other expenses associated with the Company’s strategic initiatives.  Total SG&A expenses, as a percentage of revenues, were 45.6% and 41.1% for the nine months ended September 30, 2009 and 2008, respectively.  The increase was due to loss of leverage on the decline in sales in the Wholesale and Consumer Direct segments and the greater portion of revenues from the Consumer Direct segment which carries a higher SG&A expense level than the Wholesale and Licensing segments due primarily to store occupancy and payroll costs.

INTEREST INCOME, NET:  Interest income, net decreased $1.2 million to $0.4 million for the nine months ended September 30, 2009 as compared to $1.6 million for the nine months ended September 30, 2008.  The decrease is primarily due to the Company’s lower average cash balances and lower interest rates.

IMPAIRMENT OF INVESTMENTS:  The Company recorded an other-than-temporary impairment of auction-rate securities of $0.7 million during the nine months ended September 30, 2009 as compared to $4.1 million, of which $3.2 million related to an equity investment and $0.9 million related to auction-rate securities, during the nine months ended September 30, 2008.

INCOME TAXES:  The Company’s effective tax rate decreased to a 36.7% benefit for the nine months ended September 30, 2009 from a provision of 42.2% for the nine months ended September 30, 2008.  The tax benefit is primarily a result of an increase in the Company’s net loss and for adjustments to the Company’s tax reserves for agreements with certain tax jurisdictions.  The Company currently has $43.3 million of net deferred tax assets as of September 30, 2009 inclusive of $12.4 million of net operating loss carryforwards that expire between 2028 and 2029 and valuation allowances of $3.1 million for unrealized tax losses on available for sale securities.

NET LOSS:  As a result of the foregoing, the Company recorded a net loss of $11.2 million for the nine months ended September 30, 2009 ((3.7%) of net revenues) compared to a loss of $2.8 million ((0.8%) of net revenues) for the nine months ended September 30, 2008.

New Accounting Pronouncement

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The ASC supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the ASC became nonauthoritative.  The Company’s accounting policies were not affected by the conversion to ASC.

Related Party Transactions

The Company has an exclusive license agreement with Iconix Brand Group, Inc. and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with the manufacture, sale and distribution of women’s, men’s and children’s footwear in certain territories.  The Chairman and Chief Executive Officer of Iconix is the brother of the Company’s Chairman and Chief Creative Officer.  The term of the agreement was through December 31, 2010.  In April 2009, the Company terminated the agreement effective December 31, 2009 which eliminates any future obligation for 2010.  Management believes that the license agreement with Iconix was entered into at arm’s length.  The Company was obligated to pay Iconix a percentage of net sales based upon the terms of the agreement.  The Company recorded approximately $10,000 of income related to an advertising allowance per the license agreement for the three months ended September 30, 2009.  The Company recorded approximately $247,000 in aggregate royalty and advertising expense under the agreement for the nine months ended September 30, 2009. The Company recorded approximately $284,000 and $857,000 in aggregate royalty and advertising expense under the agreement for the three and nine months ended September 30, 2008, respectively.

The Company recorded expenses of approximately $49,000 and $255,000 for the three and nine months ended September 30, 2009, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company’s Chairman and Chief Creative Officer.  During the three and nine months ended September 30, 2008, the Company recorded expenses of approximately $161,000 and $427,000, respectively, for hire and use of aircraft partially owned by Emack LLC. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Liquidity and Capital Resources

As of September 30, 2009, the Company had $50.0 million in cash and cash equivalents, which consist primarily of government money market funds as compared to $51.0 million as of September 30, 2008.  The Company uses cash from operations as the primary source of financing for its capital expenditures and seasonal requirements.  Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its wholesale customers and the level of inventory, accounts receivable and due from factors’ balances.  At September 30, 2009 and December 31, 2008, working capital was $81.3 million and $97.5 million, respectively.

Cash used in operating activities was $2.3 million for the nine months ended September 30, 2009, compared to $0.9 million for the nine months ended September 30, 2008.  The decrease in cash flows provided by operations is primarily attributable to a decrease in net income and the timings of receivables and payables.

Net cash used in investing activities totaled $11.1 million for the nine months ended September 30, 2009 compared to $8.6 million for the nine months ended September 30, 2008.  The increase was primarily attributable to a $5.2 million increase in capital expenditures during the nine months ended September 30, 2009 compared to September 30, 2008.  Included in capital expenditures for the nine months ended September 30, 2009 and 2008 were approximately $9.4 million and $3.5 million, respectively, for amounts associated with furniture, fixtures and leasehold improvements for existing and new stores.  This was offset by a $2.7 million decrease in intangible asset purchases during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  During the nine months ended September 30, 2008, the Company paid $2.5 million for intangible assets as defined within the Le Tigre Asset Purchase Agreement Amendment.

Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2009 compared to $30.1 million used in financing activities for the nine months ended September 30, 2008.  The decrease was primarily attributable to no repurchases of treasury shares during the nine months ended September 30, 2009 as compared to $24.4 million used to repurchase 1,619,200 treasury shares during the nine months ended September 30, 2008.  The Company also did not pay a quarterly dividend for the nine months ended September 30, 2009 compared to a $5.0 million quarterly dividend paid for the nine months ended September 30, 2008.

Through July 30, 2009, the Company had a revolving credit facility (the “Facility”) with various lenders, which provided up to $100.0 million to finance working capital requirements, letters of credit and other general corporate activities.  During this period the Company had no borrowing availability under the Facility.  On July 31, 2009, the Company amended the Facility (the “Amended Facility”) to convert it to a revolving senior secured asset based credit facility.  Pursuant to the terms of the Amended Facility, the Company may borrow based on a percentage of receivables and inventory as defined, up to $60.0 million.  As of September 30, 2009, the Company has $2.2 million of standby and commercial open letters of credit under the Amended Facility.

On November 1, 2009, CIT Group Inc. ("CIT") entered into a prepackaged plan of reorganization.  The Company has a Receivables Management Agreement with The CIT Group/Commercial Services, Inc. (“Operating Sub”) whereby Operating Sub acts as a collection agent for the Company’s assigned receivables without transfer of ownership and as a credit grantor for those receivables subject to credit approval.  Based on this agreement the Company records balances collected by Operating Sub as Accounts Receivable.  Customer payments for these receivables are remitted directly to a Company lockbox. Accordingly, the Company believes that CIT’s reorganization plan has no direct exposure to the Company’s operations. Prior to executing the Receivables Management Agreement on November 7, 2008, the Company sold primarily all of its accounts receivable to its factors and recorded these receivables in Due from Factors.

The Company believes that it will be able to satisfy its current expected cash requirements for 2009 with cash flow from operations and cash on hand.  The Company did not have any off-balance sheet arrangements as of September 30, 2009.

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

The Company is exposed to currency exchange rate risks with respect to its inventory transactions denominated in Euros.  Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates.  The Company manages these risks by utilizing foreign exchange contracts.  The Company does not enter into foreign currency transactions for speculative purposes.  At September 30, 2009, the Company had no forward contracts outstanding.

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

Part II - OTHER INFORMATION

Item 1.

  Legal Proceedings.  None

Item 1A.  Risk Factors.  There have been no material changes during the quarterly period ended September 30, 2009 from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

November 6, 2009

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

Date:  November 6, 2009

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

Date:  November 6, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jill Granoff, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JILL GRANOFF

Jill Granoff
Chief Executive Officer
Kenneth Cole Productions, Inc
November 6, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kenneth Cole Productions, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David P. Edelman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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
November 6, 2009