Form 10-K
period 2009-12-31
COLE KENNETH PRODUCTIONS INC
filed 2010-03-08
CIK 921691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

Commission File No. 1-13082
KENNETH COLE PRODUCTIONS, INC.
(Exact name of registrant as specified in its charter)

New York	13-3131650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

603 West 50th Street, New York, NY 10019
(Address of principal executive offices)

(212) 265-1500
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2009: $66,358,265

Number of shares of Class A Common Stock, $.01 par value, outstanding as of the close of business on March 2, 2010: 10,081,472

Number of shares of Class B Common Stock, $.01 par value, outstanding as of the close of business on March 2, 2010: 8,010,497

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the Registrant’s definitive proxy statement to be mailed to the shareholders of the Registrant by April 30, 2010.

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

General

          Kenneth Cole Productions, Inc. designs, sources and markets a broad range of fashion footwear, handbags and apparel and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted and Le Tigre brand names, as well as footwear under the proprietary trademark Gentle Souls. In addition, the Company designs, develops and sources private label footwear and handbags for selected retailers. The Company’s products are targeted to appeal to modern fashion conscious consumers who seek accessible designer fashion that reflects a metropolitan lifestyle. These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends. The combination of core products and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

          The Company markets its products to approximately 5,500 U.S. department and specialty store locations, the Company’s full-priced retail stores, Company Stores (“outlets” or “Company Stores”) and its e-commerce website, as well as internationally through its licensee partners and international retailers. The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men’s, women’s and children’s footwear, apparel and accessories), prices (“bridge,” “better” and “moderate”) and styling. The Company believes the diversity of its product mix provides balance to its overall sales and increases opportunities in all channels of distribution.

          The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements. The Company offers, through these agreements, a lifestyle collection of men’s product categories, including tailored clothing, dress shirts, dress pants, neckwear, outerwear, sleepwear, socks, underwear, belts, sunglasses, prescription eyewear, watches, fragrance, jewelry, luggage, business cases and small leather goods. Women’s product categories currently being sold pursuant to license agreements include sportswear, outerwear, swimwear, sleepwear, small leather goods, belts, sunglasses, prescription eyewear, watches, jewelry, fragrance and luggage. In addition, the Company licenses its children’s apparel. The Company began producing and selling men’s sportswear in 2008, which was formerly offered pursuant to a license agreement.

Business Strategies

           To accelerate growth and increase long-term shareholder value, the Company is focused on six strategic initiatives:

1)	CREATING COMPELLING PRODUCT that represents the metropolitan lifestyle of the Kenneth Cole brand and offers customers modern styling, innovative design elements and a strong price-value relationship.

2)

ENERGIZING THE BRAND through creative marketing and advertising that is consistent across consumer touch points to ensure that Kenneth Cole is known as the quintessential metropolitan lifestyle brand for modern men and women.

3)

ACCELERATING RETAIL to showcase the full product assortment of the Kenneth Cole brand through Company-owned stores and its e-commerce website and provide customers with an engaging shopping experience.

4)	EVOLVING WHOLESALE by working closely with retail partners to leverage the power of our brands across multiple categories and provide targeted assortments that meet the needs of individual retailers.

5)	GOING GLOBAL by focusing on increasing penetration in existing markets and selectively entering new territories with high growth potential.

6)	BUILDING A WINNING, CONSUMER-DRIVEN CULTURE with an emphasis on building strong talent and improving operating capabilities.

Products

          The Company designs, markets, distributes and licenses a broad range of lifestyle products including footwear, apparel and accessories for men, women and children. Footwear, handbags and men’s sportswear are developed in-house and all other categories are licensed.

In-House Categories

Footwear: Products include a broad selection of men’s, women’s, and children’s footwear across multiple categories and wear occasions.

Handbags: Handbag collections include a broad range of leather and non-leather styles suitable for multiple end uses.

Sportswear: Assortment includes an extensive collection of men’s sportswear including knits, wovens, pants, sweaters, and jackets, as well as a limited assortment of women’s ready-to-wear that is sold exclusively through the Company’s owned retail stores and website.

Licensed Categories

Working closely with its licensee partners, the Company has been able to extend its brands into a wide variety of categories including jewelry, fragrance, watches, luggage, small leather goods, swimwear, hosiery, eyewear, women’s sportswear, men’s tailored clothing and neckwear, outerwear, and sleepwear among others.

Brands

          The Company has a strong portfolio of well-known and differentiated brands including Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, Gentle Souls, and Le Tigre. Each of these brands has a distinct positioning and appeals to targeted consumer groups, as described below. The Company believes that further segmentation and development of the brands affords significant growth potential within each of the Company’s business segments.

          Kenneth Cole New York

          Kenneth Cole New York is modern, day-to-night, work-to-weekend fashion for men and women 25 – 44 aspiring to live the metropolitan dream. The collection is designed for a sophisticated, modern consumer looking for accessible designer fashion. Kenneth Cole New York has evolved into a full lifestyle collection with broad appeal, and offers a strong balance of fashion-forward styles and core basics across men’s and women’s footwear, apparel, and accessories. Kenneth Cole New York is both aspirational and authentic, offering consumers a glimpse into Kenneth Cole’s chic metropolitan lifestyle, and competes with contemporary designer collections generally at bridge price points. As a result of strong brand recognition and a reputation for style, quality and value, the Company believes that Kenneth Cole New York is an important resource for better department and specialty stores, both within the United States and internationally. Kenneth Cole New York is also sold within the Company’s owned retail stores and online at KennethCole.com.

          Kenneth Cole Reaction

          Kenneth Cole Reaction is a full lifestyle brand that offers cool, casual, modern style with an energetic, downtown sensibility. The brand provides well-priced designer fashion, with unique design details principally to young men and women 18 – 35. Kenneth Cole Reaction offers a broad range of men’s, women’s, and children’s footwear, apparel and accessories generally at better price points. The brand emphasizes versatility, contemporary styling, and value, and is ideal for a broad range of wearing occasions including work, weekend, and evenings out. Kenneth Cole Reaction is primarily sold in department stores nationwide, in the Company’s owned retail stores, online at KennethCole.com, and internationally.

          In March 2010 the Company entered into an exclusive relationship with Macy’s to market and distribute Kenneth Cole Reaction men’s sportswear. When it launches in fall 2010, Kenneth Cole Reaction sportswear will be sold exclusively at Macy’s in 150 stores and expects to ultimately roll out to 550 stores.

          Unlisted

          The Unlisted brand offers trendy, affordable footwear and accessories for young men and women 15 – 25. The Unlisted brand provides modern styling at more moderate prices, and enables the Company to target a younger consumer base. The brand offers men’s footwear, women’s footwear, and women’s handbags for a range of casual and dressier occasions, and is primarily sold in mid-tier department stores and national chains.

          Gentle Souls

          Gentle Souls organic women’s footwear combines extraordinary comfort with everyday style for smart, sophisticated women 35 – 50. Gentle Souls offers patented comfort technology and high-quality materials across a range of women’s footwear for work and everyday wear. Gentle Souls is sold at a limited selection of specialty stores, in better department stores, in the Company’s owned retail stores and online at KennethCole.com.

          Le Tigre

          Le Tigre is a preppy, casual lifestyle brand targeting young men and women 18 – 30. The brand offers consumers colorful, retro-inspired, all-American apparel, footwear, and accessories for the weekend and casual workplace. In November 2007, the Company entered into a two and a half year agreement with JC Penney (“JCP”)

to relaunch the brand within JCP stores. The Company and JCP have mutually agreed not to renew the agreement upon expiration in July 2010. Le Tigre is currently distributed through several domestic outlet stores and has select licensed distribution in Asia.

Business Segments

          The Company has three business segments, Wholesale, Consumer Direct and Licensing. The table below presents each business segment as a percentage of net revenues:

	For the Year Ended December 31,
	2009	2008	2007

Wholesale	49%	54%	57%
Consumer Direct	41	37	34
Licensing	10	9	9

Total	100%	100%	100%

          Wholesale

          The wholesale channel represents roughly half of total net revenues and includes sales to department stores, independent specialty stores, national chains and mass market retailers. The Company continues to reinforce the segmentation of its brands in wholesale by clarifying brand positioning and developing unique product assortments for key retail partners. This segmentation approach provides opportunities to increase market penetration, attract new customers and further enables the Company to address a wider variety of customers’ needs, both domestically and internationally. To develop this channel, the Company leverages its aspirational, lifestyle marketing, and works with retail partners to ensure the in-store experience is memorable and engaging. The Company employs a sales force, as well as corporate account specialists, to sell its products and to manage its relationships with its wholesale customers. The Company continues to tightly manage inventory in this channel given current market conditions.

          Domestic

          The Company’s products are distributed to approximately 1,400 wholesale accounts for sale in approximately 5,500 store locations in the United States. The Company markets its branded products to major department stores, such as Macy’s and Dillard Department Stores, and upscale specialty retailers, including Bloomingdales and Nordstrom. In addition, the Company sells its products to independent retail stores and footwear chains throughout the country. The Company sells out-of-season branded products and overruns to off-price retailers.

          The Company markets its product lines and introduces new styles at separate industry-wide footwear, handbag and apparel tradeshows that occur several times throughout the year in New York, Las Vegas, Milan, Italy and at various domestic regional shows. These tradeshows also afford the Company the opportunity to assess preliminary demand for its products. After each show, the Company’s sales force and corporate account specialists visit customers to review the Company’s product lines and to secure purchase commitments. The Company’s products are also displayed at showrooms in New York as well as in various showrooms of its licensees for their specific product category.

          International

          The Company commenced international wholesale distribution in 2007. Initially, markets included Germany and Spain. Currently, the Company is partnering with retailers in approximately ten countries in Europe and has expanded to Australia, Malaysia and the Middle East. The Company manages its Canadian footwear and handbag operations from its New York City headquarters with a sales staff and third-party distribution center in Canada. The Company markets its branded products in Canada to independent specialty retailers and large department stores, including Hudson Bay and Sears Canada.

          Private Label

          The Company designs, develops and sources private label footwear and handbags for selected retailers. These private label customers include major retailers that do not purchase the Company’s existing brands. The Company’s private label business requires minimal overhead and capital because the Company does not typically incur any costs related to importing, shipping or warehousing of inventory, all of which are usually borne by the private label customer.

         Consumer Direct

          The Company’s Consumer Direct segment, which operates full-priced retail stores and outlets, as well as e-commerce (“Internet”), affords significant growth potential and provides the ability to control the retail and brand experience for consumers. Retail stores and the e-commerce site provide a showcase for the brand, typically carrying a full lifestyle assortment of footwear, apparel, and accessories for both men and women. The Company believes that the Consumer Direct segment increases awareness of the Company’s brands, reinforces the Company’s image, and builds brand equity.

          As of December 31, 2009, the Company operated 110 full-priced retail stores and outlets as compared to 96 stores as of December 31, 2008.

          Retail Operations

          The Company continues to pursue opportunities to optimize its retail operations through select store openings, closings, and right-sizings. At December 31, 2009, the Company operated 38 Kenneth Cole full-priced retail stores, 68 outlet stores under the Kenneth Cole name and 4 outlet stores under the Le Tigre name. The Company opened nineteen outlets in 2009, including fifteen under the Kenneth Cole name and four under the Le Tigre name. In addition, the Company closed five full-priced retail stores in 2009, down-sized or relocated five full-priced retail stores, and is evaluating additional store changes in 2010.

          A portion of the products sold in the Company’s full-priced retail stores are sourced exclusively for those stores to differentiate the product mix from that of its wholesale customers. Similarly, a portion of the products sold in outlets are sourced exclusively for those stores to differentiate their product mix from that of full-priced retail stores and wholesale customers, and to enhance merchandising and improve gross margins.

          To drive real estate productivity in all of its stores, the Company is focused on enhanced merchandising and assortments, improving the price-value of its products, creating a memorable and engaging customer experience, maximizing conversion opportunities, and improving core processes including inventory planning and fulfillment. The Company believes that its retail stores represent an opportunity for future revenue and earnings growth.

          Internet

          The Company maintains a website to provide information regarding the Company and its products, as well as to conduct online business. The Company believes that its website not only serves as an alternative distribution channel and source of incremental revenue, but is also a key communications vehicle to build brand equity, raise consumer awareness, and drive traffic to Kenneth Cole retail stores and the stores of wholesale partners. The Company continues to invest in enhancing its website, www.kennethcole.com, to improve navigation, visual presentation, and the overall customer experience.

          The Company also maintains two toll-free telephone numbers (1-800-KEN-COLE and 1-800-UNLISTED), which provide customer service and answers to product-related questions. In July 2008, the Company outsourced customer care, fulfillment and website functionality responsibilities related to its internet business to a third party that provides direct-to-customer e-commerce services.

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

          Domestic Licensing

          The strength of the Company’s brands, Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, and Le Tigre provides opportunities, through licensing agreements, to expand into new product categories and broaden existing distribution channels. The Company views its licensing agreements as a vehicle to meet the needs of consumers without compromising on price, value or style. The Company considers entering into licensing and distribution agreements with respect to certain products if such agreements provide more effective design, sourcing, marketing and distribution of such products than could be achieved internally. The Company continues to pursue opportunities in new product categories that it believes to be complementary to its existing product lines.

          Licensees range from medium-sized manufacturers to companies that are among the industry leaders in their respective product categories. The Company selects licensees that it believes can produce and service quality fashion products consistent with the Kenneth Cole New York, Kenneth Cole Reaction, Unlisted, and Le Tigre brand images.

          The Company communicates its design direction and coordinates all marketing efforts with its licensees. The Company generally grants licenses for three to five year terms with renewal options, limits licensees to certain territorial rights and retains the right to terminate the licenses if certain specified sales levels are not attained. Each license provides the Company with the right to review, inspect and approve all product designs and quality and approve any use of its trademarks in packaging, distribution, advertising and marketing. The Company plans to continue to draw upon the creative strength of its founder, Kenneth D. Cole, and its design team, as well as its marketing resources to ensure brand integrity with its licensing partners.

          The following table summarizes the Company’s product categories being retailed under its licensing agreements at the end of 2009 for the Kenneth Cole New York, Kenneth Cole Reaction, Unlisted and Le Tigre brands:

	Kenneth Cole	Kenneth Cole
Product Category	New York	Reaction	Unlisted	Le Tigre

Men’s Tailored Clothing	X	X
Men’s Sportswear				X
Men’s Outerwear	X	X
Men’s Underwear	X	X
Men’s Neckwear	X	X
Men’s Dress Shirts	X	X
Men’s Casual Pants		X
Men’s Small Leather Goods	X	X
Men’s Belts	X	X
Men’s Socks	X	X	X
Men’s Jewelry	X	X
Men’s Luggage/Briefcases	X	X
Women’s Apparel	X	X	X	X
Women’s Outerwear	X	X
Women’s Underwear			X
Women’s Small Leather Goods	X	X	X
Women’s Jewelry	X
Women’s Swimwear	X	X
Women’s Luggage/Briefcases	X
Men’s/Women’s Sleepwear		X	X
Men’s/Women’s Watches	X	X	X	X
Men’s/Women’s Optical Frames	X	X
Men’s/Women’s Sunglasses	X	X		X
Men’s/Women’s Fragrances	X	X
Children’s Apparel		X		X

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

          International Licensing

          At December 31, 2009, the Company, through its licensees, operated 70 freestanding stores and 40 shop-in-shops around the world. In 2009, the Company’s international licensees opened five freestanding stores and eight shop-in-shops in the Asian and Latin American markets as well as executed an agreement with a licensee in Turkey. In addition, Le Tigre was launched in Taiwan and the Company expects further expansion into Asia and Latin America.

          The Company sells its products through distributors and licensees to wholesale customers and direct retailers in international markets including Canada, Mexico, South America, Latin America, the Caribbean Islands, Europe, the Middle East, and Asia. The Company is also committed to expanding its product classifications internationally to leverage the capabilities of its licensing partners, particularly in watches, fragrance and eyewear.

          The Company’s Latin American licensee agreement covers Mexico, Latin America, South America and the Caribbean, with the exception of Brazil, Argentina and Uruguay. Currently, the Company’s licensee operates 44 stores and various shop-in-shops in this region. Within the Middle East and Asia, the Company’s licensees maintain 26 retail stores and numerous shop-in-shops at local department stores. The stores are located in the United Arab Emirates, Israel, Bahrain, Kuwait, Oman, the Philippines, Thailand and Taiwan. In Europe, the Company’s licensee sells footwear to department stores within the United Kingdom and has also entered into an exclusive arrangement with a leading department store to sell men’s tailored clothing, apparel, dress shirts and neckwear, as well as women’s apparel and accessories in the United Kingdom. In spring 2010, the Company plans to open two new freestanding stores with its licensing partner in Turkey. In Canada, the Company also continues to sell and market its products through its licensing partners excluding footwear and handbags which is distributed directly by the Company.

          The Company is planning the expansion of its international licensing programs as a means of developing a truly global brand, and believes that international markets represent an opportunity for future revenue and profit growth. The Company believes its international licensing partners will play a critical role in its go forward strategy, and takes significant care to align itself with viable business partners around the world.

Design

          Kenneth D. Cole founded Kenneth Cole Productions in 1982, and today is the Company’s Chairman and Chief Creative Officer. The Company’s success is largely attributed to Mr. Cole’s creative vision, from footwear, fashion and accessory design, to his marketing and advertising prowess. He remains actively involved in driving the creative vision of the Company, including the design of all product categories and brands. In 2009, Mr. Cole hired the Company’s first Creative Director to oversee product design on a daily basis, including managing a team of in-house designers as well as directing external licensees. Reporting into Mr. Cole, the Company’s new Creative Director is charged with creating compelling and cohesive lifestyle collections for modern men and women that satisfy their wardrobing needs from day-to-night and work-to-weekend.

          Great product is essential to the Company’s success. The Company’s design team dedicates time to monitoring fashion trends to ensure the collections are always modern and relevant. Select members of the design team travel globally to assess fashion trends in Europe, the United States and Asia, while searching for new inspiration. The team also partners with the internal merchandising team and external retail partners to stay aware of constantly shifting consumer preferences.

          In order to reduce the impact of changes in fashion trends on the Company’s product sales and to increase the Company’s profitability, in 2009 the Company modified its product assortments to provide a more balanced mix of core and fashion items. The Company shifted its assortment strategy so that core product is now roughly half of the mix. It also introduced a number of products to address more casual wear occasions and initiated good, better, best pricing tiers to capture opening price points while maintaining high fashion content at the top of the pyramid. With a greater assortment of core, season-less styles the Company is able to capitalize on retailers’ strategies to maintain and reorder these styles throughout the year, primarily through electronic data interchange (“EDI”).

          Product innovation has also been a key area of focus for the Company in 2009. The Company has been reinventing its business classification by classification, with the first major initiative being the re-launch of Kenneth Cole New York ladies footwear, featuring its patented “9-2-5” comfort technology. The Company re-engineered the comfort technology from its Gentle Souls footwear brand into attractive high-heeled shoes, which is a classification of women’s footwear that until now has never been able to be made truly comfortable. This re-launch has generated excitement across the entire business.

Sourcing

          The Company does not own or operate any manufacturing facilities. Instead, it sources its branded and private label products directly or indirectly through independently-owned manufacturers primarily in Italy and China, among other European and Asian locations. The Company maintains an office in Dongguan, China and has long-standing relationships with several independent buying agents to monitor the production, quality and timely distribution of the Company’s products from its manufacturers. In 2009, the Company hired a Chief Supply Chain Officer to oversee these operations while focusing on cost-effective sourcing, quality, margin and speed-to-market initiatives.

          The Company believes it has sufficient manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company’s production needs however, there can be no assurance that, in the event the Company is required to change its current manufacturers, alternative suppliers will be available on terms comparable to the Company’s existing arrangements.

          In advance of the fall and spring selling seasons, the Company works with its manufacturers to develop product prototypes for industry tradeshows. During this process, the Company works with the manufacturers to determine production costs, materials, break-even quantities and component requirements for new styles. Based on indications from the tradeshows and initial purchasing commitments from wholesalers, the Company will place production orders with the manufacturers. In addition, the Company has initiated a “test and react,” program whereby prototypes are rushed to its own retail stores immediately after completion to determine initial consumer response and purchase behavior. Successful styles are used to adjust factory production and line development prior to initial season shipping.

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

Advertising and Marketing

          The Company believes that marketing and advertising have been integral in establishing the Kenneth Cole brand over the past 26 years, and are an essential part of its long-term growth strategy. The Company also believes that its advertising campaigns have differentiated and enhanced the brands, and that its unique social voice has brought the Company global recognition for its timely focus on current events and social issues.

          In 2009, the Company’s campaigns evolved to more clearly communicate its fashion identity while retaining its unique social voice. The campaigns have become aspirational and fashion focused, featuring a selection of stylish products for men and women that broaden the Company’s lifestyle appeal. The Company believes the creative concepts clearly depict its position as the quintessential metropolitan lifestyle brand for modern men and women who are confident, clever and cool.

          To best reach today’s sophisticated audience, the Company employs a comprehensive marketing strategy, including a strong focus on media, public relations and channel marketing. The Company’s media strategy includes a traditional print and outdoor advertising plan as well as internet and new media initiatives. The year 2009 marked the brand’s foray into social networking with the launch of Kenneth Cole Facebook and Twitter communities, which are actively engaging a rapidly growing group of followers and strengthening the Company’s connection with its consumer. In addition, the Company believes public relations programs including feature stories, fashion editorial coverage, special events, and personal appearances by Kenneth D. Cole further enhance the Company’s brand awareness and equity.

          In order to continue to strengthen brand awareness, grow its consumer base, and increase sales of its products, the Company actively develops marketing programs for its Consumer Direct channels and Wholesale partners. The Company’s marketing strategies expanded in 2009 to include targeted direct mail and mass e-mail campaigns, in-store and online events, compelling windows and in-store environments, signage and cash wrap programs, and cooperative advertising, each of which feature a variety of branded products marketed by the Company and its licensees. In 2009, the Company increased its consistency of messaging by aligning the campaigns across all channels, geographies, and media, which it believes has been instrumental in capturing greater share of mind. As a result of these efforts, the Company believes that there is a more unified focus, strong synergy and consistency in all of the Company’s communications.

          An additional aspect of the Company’s marketing efforts is the creation and placement of branded enhancements and shop-in-shops in key department and specialty store locations. These focus areas are achieved through the placement of branded fixtures, point of purchase displays, logos and graphics, and create an environment that is consistent with the Company’s image. The Company believes that these in-store enhancements enable the retailer to display and stock a greater volume of the Company’s products per square foot of retail space, and encourage longer-term commitment by retailers to the Company’s products while heightening consumer brand awareness.

          Another important component of the Company’s marketing strategy is its “Awearness” initiative. Heavily promoted in 2008 with the publication of the “Awearness” book, Awearness is a philanthropic, not-for-profit organization that inspires social change and encourages everyone to do good while looking good. The Company believes the initiative differentiates and enhances the Kenneth Cole brand, while heightening awareness of the Company, its brands, products and social issues.

          The Company utilizes its in-house staff for marketing, advertising and public relations efforts, enabling the Company to maintain the integrity of its brands. It utilizes outside advertising agencies periodically to assist in the development of creative campaigns as well as outside public relations and marketing firms to coordinate its international efforts. The majority of the Company’s licensees are required to contribute to the Company a percentage of their net sales of licensed products, subject to minimums, for the advertising and promotion of the image of the Company’s brands.

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

          The Company has capitalized on its centralized distribution facilities to provide additional support to its retail store operations on daily shipments of footwear, handbags and apparel to improve speed to market. The Company’s EDI program is also used to re-supply its retail stores on a variety of products, thereby enhancing its service to the Company’s retail operations through improved inventory management and customer response. To facilitate distribution, the Company has third-party public warehouses located on both the east and west coasts of the United States, as well as in Canada, to accommodate merchandise imported from Asia, Europe and South America. The Company uses a third-party internet service provider to handle distribution and warehousing as part of the fulfillment agreement, while the Company supplies merchandise to the provider based on customer demand.

Information Technologies

          The Company believes that sophisticated information systems are essential to maintain its competitive position and to support continued growth. The Company’s management information systems were designed to provide, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution and marketing aspects of the Company’s business. The Company continues to update and enhance its distribution and financial systems with newer technology that offers greater functionality and reporting capabilities. The Company also utilizes an EDI system that provides a computer link between the

Company and many of its wholesale customers, as well as its retail operations, that enable the Company to receive online orders and to accumulate sales information on its products shipped to its wholesale customers, retail stores and internet customers. The Company’s EDI system also improves the efficiency of responding to customer needs and allows both the customer and the Company to monitor purchases, shipments and invoicing. In its retail stores, the Company uses point-of-sale registers to capture sales data, track inventories, monitor traffic and generate EDI replenishment orders.

          The Company regularly evaluates the adequacy of its information technologies and upgrades such systems to support its growth. The Company has a software license agreement with SAP America, Inc. (“SAP”) and implemented an integrated business platform, using SAP software products, across the Company’s full-priced retail stores and Company Stores. The Company believes that continuous upgrading and enhancements to its management information systems to support growth and expansion, in both its internal systems and in systems of third parties, is vital in protecting the Company’s financial condition and its operations. In 2008, the Company outsourced website responsibilities, customer care, and fulfillment to GSI. The GSI e-commerce platform improved functionality and was interfaced with the Company’s SAP retail store system.

Trademarks

          The Company, through its wholly-owned subsidiary, Kenneth Cole Productions (LIC), LLC, owns federal registrations for its principal trademarks Kenneth Cole, Kenneth Cole New York, Kenneth Cole Reaction, Reaction, and Unlisted as well as several other ancillary and derivative trademarks. Also, the subsidiary owns the Le Tigre trademark and other intellectual property associated with the Le Tigre brand and the Gentle Souls trademark, patent, certain other trade secrets and proprietary processes, and other intellectual property associated with the Gentle Souls brand. Each of the federal registrations is currently in full force and effect. In addition, the Company has several federal applications pending in the United States Patent and Trademark office for trademarks and service marks. Moreover, the Company continues to expand its current international registrations in numerous countries throughout the world. The Company regards its trademarks and other proprietary rights as valuable assets in the marketing and distribution of its products, and fully intends to maintain, renew and protect the registrations, where appropriate and consistent with pertinent law, as well as vigorously defend all of its trademarks against infringements.

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

          In order to reduce the risk of exchange rate fluctuations, the Company may enter into forward exchange contracts to protect the future purchase price of inventory denominated in foreign currencies. These foreign currency forward exchange contracts are used to reduce the Company’s exposure to changes in foreign exchange rates and are not held for the purpose of trading or speculation.

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

Seasonality

          The Company’s products are marketed primarily for fall and spring seasons, with slightly higher volume of wholesale products sold during the first and third quarters. The Company’s retail business follows the general seasonal trends that are characteristic of the retail industry, with sales and earnings highest in the fourth quarter and weakest in the first quarter. Because the timing of wholesale shipments of products for any season may vary from year to year and retail’s highest sales and earnings are in the fourth quarter, the results for any one quarter may not be indicative of the results for the full year. In 2008, the fourth quarter results were significantly impacted by the severe deterioration in the economy during the quarter, which negatively impacted the Company’s fourth quarter and full year results, and carried into the first half of 2009.

Customers

          The Company’s department store customers include major United States retailers, several of which are under common ownership. In 2009 and 2008, the Company had no customer or group under common ownership account for more than 10% of consolidated sales. The Company’s ten largest customers represented 36.7% and 39.0% of the Company’s net sales for the years ended December 31, 2009 and 2008, respectively.

Backlog

          The Company had unfilled wholesale customer orders, excluding discontinued businesses, through the end of the second quarter of $51.6 million and $49.4 million as of February 27, 2010 and 2009, respectively. The Company’s backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of its core products through the Company’s open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

Sales Returns and Allowances

          The Company’s chargebacks for deductions taken by its customers for returns, discounts and allowances as well as potential future customer deductions is significant to its operations. The Company reserves against known chargebacks as well as potential future customer deductions based on a combination of historical activity and current market conditions. Actual results may differ from these estimates under different assumptions or conditions, which may have a significant impact on the Company’s results.

Employees

          At December 31, 2009, the Company had approximately 1,900 employees (which include approximately 1,100 part-time employees), none of whom are covered under a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

Executive Officers and Directors

Name	Age	Present Position

Kenneth D. Cole	55	Chairman of the Board of Directors and Chief Creative Officer
Jill Granoff	47	Chief Executive Officer
David P. Edelman	48	Chief Financial Officer and Treasurer
Michael F. Colosi	44	Senior Vice President and General Counsel and Corporate Secretary
Peter Charles	45	Chief Supply Chain Officer
Jeffrey Cohen	56	President of Consumer Direct
Michael DeVirgilio	41	President of Licensing and International
Danesha Dixon Smith	37	Senior Vice President, Human Resources
Kristen Dykstra	38	Senior Vice President, Chief Marketing Officer
Douglas Jakubowski	46	Chief Merchandising Officer
Chris Nakatani	46	President of Wholesale
Ingo Wilts	44	Senior Vice President, Creative Director
Michael J. Blitzer	60	Director
Martin E. Franklin	45	Director
Robert C. Grayson	64	Director
Denis F. Kelly	60	Director
Philip R. Peller	70	Director

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

          Jill Granoff joined the Company as its Chief Executive Officer in May 2008. Ms. Granoff was previously Executive Vice President of Liz Claiborne Inc. (“Liz Claiborne”) where she had global responsibility for Juicy Couture, Lucky Brand Jeans, Kate Spade and its Outlet and E-Commerce businesses. Prior to joining Liz Claiborne, Ms. Granoff was President and Chief Operating Officer of Victoria Secret Beauty, a division of Limited Brands, where she worked from 1999 to 2006. From 1990 to 1999, Ms. Granoff held various executive positions at The Estee Lauder Companies. Ms. Granoff is a member of the Board of Governors of Cosmetic Executive Women and The Women’s Forum.

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

          Michael F. Colosi has been the Company’s Senior Vice President, General Counsel and Corporate Secretary since March 2007. Mr. Colosi previously served as Corporate Vice President and General Counsel for the Company from July 2000 to February 2007 and as Corporate Secretary since July 2004. Prior to joining the Company, Mr. Colosi was the Associate General Counsel and Assistant Secretary for The Warnaco Group, Inc. from 1996 to 2000. After clerking for Judge J. Edward Lumbard of the U.S. Court of Appeals for the Second Circuit, he was associated with major law firms from 1992 to 1996.

          Peter J. Charles joined the Company as its Chief Supply Chain Officer in August 2009. Mr. Charles was previously Executive Vice President of Sourcing and Production at The Nine West Footwear Group where he was responsible for a portfolio of over 15 brands such as Nine West, Anne Klein, Enzo Angiolini, Joan and David and 9&Co. Prior to The Nine West Footwear Group, Mr. Charles spent eight years at The Striderite Corporation in the role of Senior Vice President and General Manager for Striderite Sourcing International. Prior to The Striderite Corporation, Mr. Charles worked for The Timberland Company in the role of Vice President of Footwear Sourcing. From 1985 to 1996, Mr. Charles held various leadership positions at Clarks Shoes.

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

          Douglas Jakubowski was named Chief Merchandising Officer in February 2009. Mr. Jakubowski previously served as Divisional President – Apparel and Corporate Relations from October 2007 to February 2009. He previously served as President of the Kenneth Cole Reaction brand and Senior Vice President of Reaction from July 2005 to October 2007. Prior to joining the Company, Mr. Jakubowski served as President of Perry Ellis Menswear from 2003 to 2005. From 1997 to 2003, he served as Executive Vice President of Merchandising and Design for Perry Ellis Sportswear. Prior to joining Perry Ellis, Mr. Jakubowski held various management positions including Vice President of Sales and Marketing at International News, and Director of Marketing and Sales at Koral Industries.

          Chris Nakatani joined the Company as President of Wholesale in March 2009. Mr. Nakatani was most recently employed with Perry Ellis International where he was the Corporate EVP Strategic Planning, responsible for three separate wholesale divisions. From 1998 to 2006, Mr. Nakatani was employed by Tommy Hilfiger in roles of increasing responsibility including his last position as President of Sales & Planning. Prior to Tommy Hilfiger, Mr. Nakatani was employed by Polo Ralph Lauren from 1989 to 1998 where he served in roles of increasing responsibility including those in sales and merchandising. He started his career at Nordstrom.

          Ingo Wilts joined the Company as its Senior Vice President, Creative Director in August 2009. Mr. Wilts was most recently employed with Hugo Boss, where he spent nine years in roles of increasing responsibility. He was most recently the SVP, Creative Director for BOSS Black, BOSS Green, and the luxury brand BOSS Selection. Mr. Wilts had oversight responsibility for all men’s and women’s product categories, including apparel, footwear, and accessories. In addition, he oversaw all brand image efforts for all channels of communication and store visual merchandising. Prior to joining Hugo Boss, Mr. Wilts was the Designer of men’s sportswear at Joop!. He has additionally held various design positions at Miltenberger where he worked on the Lagerfeld and Daniel Hecter brands.

          Michael J. Blitzer is a Principal of Portsmouth Partners, LLC, an advisory firm that provides operational and strategic services to private equity groups that focus on retail, wholesale and consumer industries since 2005. Previously, Mr. Blitzer served as the Vice Chairman of Phillips-Van Heusen Corporation, one of the world’s largest apparel companies, from September 1997 until he retired in November 2002. Mr. Blitzer spent over 30 years at Phillips-Van Heusen Corporation and at Macy’s in various executive merchandising positions in Women’s and Menswear, Accessories and Footwear. Mr. Blitzer has also worked with a variety of companies in both apparel and accessories including Neiman Group and Liz Claiborne Inc. Mr. Blitzer has served on the boards of Kate Spade,

LLC, Charlotte Russe Holdings, Inc. and LeSportsac Inc. and currently serves on the boards of Intermix LLC, and Modell’s Sporting Goods.

          Martin E. Franklin has served as the Chairman and Chief Executive Officer of Jarden Corporation since 2001. Previously Mr. Franklin served as Executive Chairman of Bollé Inc. from 1997 to 2000. He also held the position of Chairman and CEO of Lumen Technologies, Inc. from 1996 to 1998, and its predecessor, Benson Eyecare Corporation, from 1992 to 1996. Mr. Franklin has served as the Chairman of Liberty Acquisitions Holdings, Corp since 2007. He also serves on the Board of Directors of GLG Partners, Inc.

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

Available Information

          The Company files its annual, quarterly and current reports and other information with the SEC. The certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to the annual and quarterly reports on Form 10-K and Form 10-Q, respectively. In addition, the Company has provided the annual certification to the New York Stock Exchange. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge in the “Investor” section under the subheading “About Us” on the Company’s website, www.kennethcole.com. These reports, and any amendments to these reports, are made available on the Company’s website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding the Company, which is available at http://www.sec.gov.

          In addition, the Company’s website, www.kennethcole.com, includes, free of charge, items related to corporate governance matters, including the Company’s Corporate Governance Guidelines, charters of various committees of the Company’s Board of Directors and the Company’s Code of Business Conduct and Ethics applicable to employees, officers and directors. A printed copy of the Company’s Form 10-K, Corporate Governance Guidelines and Code of Business Conduct and Ethics is available without charge by sending a written request to: Investor Relations, Kenneth Cole Productions, Inc., 400 Plaza Drive, 3rd Floor, Secaucus, NJ 07094.

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

Footwear, apparel and accessories are cyclical industries dependent upon the overall level of consumer spending. The Company’s wholesale customers may anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any of the following could reduce the Company’s sales and adversely affect its business and financial condition: continued adverse general economic conditions, consumer confidence and spending levels, consumer credit availability, global factory production, commercial real estate market conditions, or credit market conditions, or a substantial deterioration in any of these; a substantial increase in fuel and energy costs, unemployment, or interest rates; and any adverse acts of nature or political events.

The current economic situation is having a significant negative impact on businesses around the world, including some of the Company’s customers, suppliers and licensees. Although the Company believes that its cash position will provide it with liquidity sufficient to endure the current environment, the impact of current market conditions on the Company’s major customers, suppliers and licensees cannot be predicted and may be severe. The inability of major manufacturers to ship products could impair the Company’s ability to meet the delivery date requirements of the Company’s customers. A disruption in the ability of the Company’s significant customers and licensees to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of the Company’s products and the inability or failure on their part to meet their payment obligations to the Company, any of which could have a material adverse effect on the Company’s results of operations. Additionally, consumer demand for the Company’s merchandise has been impacted by consumer confidence and other economic factors currently impacting consumer spending behavior. Furthermore, the Company derives a relatively insignificant portion of its sales from international markets, which enhances its exposure to domestic economic conditions.

The footwear, apparel and accessory industries are highly competitive. Any increased competition could result in reduced sales or margins.

Competition in the footwear, apparel and accessory industries is intense. The Company’s products compete with other branded products within their product categories as well as with private label products sold by retailers, including some of the Company’s customers. To varying degrees, depending on the product category involved, the

Company competes on the basis of style, price, quality, comfort and brand prestige and recognition, among other considerations. The Company also competes with numerous manufacturers, importers and distributors of footwear, apparel and accessories for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Some of the Company’s competitors are larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than the Company.

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

In order to reduce the risk of exchange rate fluctuations, the Company may enter into forward exchange contracts to protect the purchase price under its agreements with its manufacturers or purchases products in United States dollars. The Company cannot fully anticipate all of its currency needs and, therefore, cannot fully protect against the effect of such fluctuations.

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

The Company utilizes SAP information management software in its retail operations and may consider further expansion of SAP as an entity-wide integrated system solution. If any further implementation of SAP or new system enhancements is initiated, delays or computer and operational complications in connection with such implementation, could have a material adverse effect on the Company’s business, financial condition or results of operations. Difficulties migrating existing systems to any new software or enhancements could impact the Company’s ability to design, produce and ship its products on a timely basis.

Seasonality of the Company’s business and the timing of store openings and closings could result in fluctuations in its financial performance.

The Company’s business is subject to seasonal fluctuations. Historically, fourth quarter sales are typically higher due to holiday business. Therefore, results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results have been, and in the future will continue to be, significantly impacted by the timing of new store openings and their respective pre-opening costs, as well as store closings and related costs. In 2009, the financial results of the Company were significantly impacted by the severe deterioration of the economy that began in 2008, which negatively impacted the full year results.

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

The Company has investments in auction-rate securities with a fair value of $3.5 million as of December 31, 2009 which reset every 28 days that are “double A” through “double C” rated debt obligations, and substantially all have insurers. Continuing adverse conditions in the global credit markets have prevented some investors from liquidating their holdings of auction-rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of auction, the auction may not be completed and the interest rates may not be reset to predetermined interest rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If a decline in market value continues that is deemed other-than-temporary resulting in a writedown, the result could have a material effect on the Company’s results of operations.

The Company’s ability to collect receivables could be impacted by adverse economic conditions.

A financial institution engaged by the Company collects and insures significant receivable balances. If the global credit markets or economic conditions do not improve or worsen, the Company may be exposed to potential significant write-offs that could adversely impact its financial results. In addition, challenging economic conditions may impair the ability of the Company’s customers to pay for products and licensees to pay royalties. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase.

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

In the United States, department stores are the primary distribution channels for the Company’s products. Sales through these distribution channels could constrict, or the Company may be unable to increase sales of its products through these channels, for several reasons, including, but not limited to: many of the Company’s primary customers are reducing the number of stores they operate, thereby reducing the number of doors into which the Company’s products can be sold; and these customers maintain — and seek to grow — substantial private-label and exclusive offerings as they strive to differentiate the brands and products they offer from those of their competitors. The ability to maintain retail floor space, market share and sales in these channels depends on the Company’s ability to offer differentiated and exclusive products and to increase retailer profitability on its products, which could have an adverse impact on the Company’s margins.

The Company cannot assure the successful implementation of its long-term strategic plan.

The Company seeks to undertake a number of strategic initiatives, including extending certain of its brands, conducting and executing a strategic review of certain other of its brands, expanding its geographic coverage, and enhancing its operations. The success of its long-term strategic plan and its ability to execute this plan are subject to a variety of risks, including, but not limited to, the following:

•

The Company’s strategy involves the expansion of the Company’s retail stores. The risks associated with that strategy are detailed above under the heading “The Company’s expectations of growth anticipate new store openings which are subject to many factors beyond its control.”

•

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

•

Part of the Company’s strategic plan is the growth of the Le Tigre brand. The growth of that brand cannot be assured. In 2007, the Company signed a two and a half year agreement with JC Penney to relaunch the Le Tigre brand at JC Penney which ends in July 2010. The Company has reached a mutual decision with JC Penney not to renew the agreement. The ability of the Company to execute new or expanding licensee or distribution agreements domestically and abroad for the brand, as well as ongoing economic uncertainty, may negatively impact 2010 and beyond. Additionally, the growth of the brand abroad may be challenged by difficulties procuring the necessary trademarks and proprietary rights.

•

The Company has previously announced structural realignment measures and other initiatives designed to yield substantial cost savings. There can be no assurances that the Company can successfully execute these measures or that they will produce the anticipated cost savings.

•

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

The inability to renew certain of the Company’s licenses, or to do so on terms that are favorable to the Company, could have a material adverse effect on its financial results.

The Company has entered into licenses with numerous partners for the distribution and sale of certain products domestically and around the world. These licenses are for fixed terms, following which the Company and the licensee decide whether they wish to extend the term of the license. There is no guarantee that the Company and its partners will reach mutually agreeable terms for extending a licensing relationship. Similarly, in those instances where a licensee enjoys the option to extend the term of a license as a result of having achieved certain conditions, there is no guarantee that the licensee will avail itself of such option. The Company’s financial results could be adversely affected if the Company is unable to extend a license agreement, if it is unable to do so on terms favorable to the Company, or it if it cannot locate a suitable alternative to an incumbent licensee who has decided not to renew a license.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          The Company’s corporate headquarters building is located at 603 West 50th Street, New York, New York. The building is owned by the Company and has approximately 119,000 square feet of space. The Company leases 51,000 square feet of office space in Secaucus, New Jersey for its administrative offices. The Company also has a technical and administrative office in Dongguan, China. The Company does not own or operate any manufacturing facilities. As of December 31, 2009, the Company leased space for all of its 38 full-priced retail stores (aggregating approximately 178,000 square feet) and 72 Company Stores (aggregating approximately 300,000 square feet). Generally, the leases provide for an initial term of five to ten years and certain leases provide for renewal options permitting the Company to extend the term thereafter. In addition, certain leases have co-tenancy failure options allowing the Company to terminate leases prior to contractual expiration dates based on specified terms not met by the landlord or the Company as defined by the lease.

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

Item 4. Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

          The Company’s Class A Common Stock is listed and traded (trading symbol: KCP) on the New York Stock Exchange (“NYSE”). On February 26, 2010 the closing sale price for the Class A Common Stock was $11.72. The following table sets forth the high and low closing sale prices for the Class A Common Stock for each quarterly period for 2009 and 2008, as reported on the NYSE Composite Tape:

2009:	High	Low

First Quarter	8.43	5.03
Second Quarter	8.77	5.97
Third Quarter	11.45	6.60
Fourth Quarter	10.87	8.25

2008:	High	Low

First Quarter	17.68	14.10
Second Quarter	19.51	12.70
Third Quarter	18.02	12.39
Fourth Quarter	14.37	5.69

          The number of shareholders of record of the Company’s Class A Common Stock on February 28, 2010 was 94.

          There were 8 holders of record of the Company’s Class B Common Stock on February 28, 2010, all of which were directly or indirectly owned by Kenneth D. Cole. There is no established public trading market for the Company’s Class B Common Stock.

          The Company repurchased 1,619,200 shares of its own stock during 2008. No shares were repurchased during 2009.

Dividend Policy

          The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend, among other things, upon future earnings, operations, capital requirements, proposed tax legislation, the financial condition of the Company and general business conditions.

          The Board of Directors suspended the Company’s quarterly dividend on February 26, 2009. Therefore, there were no dividend payments during 2009. The Company made $0.09 per share dividend payments to shareholders of record as of the close of business on March 14, May 22, August 21 and November 20 during the fiscal year ended December 31, 2008.

          The Company had the following securities authorized for issuance under equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,009,286	$17.66	2,965,274

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Stock Performance Graph

          The following graph compares the yearly percentage change in the cumulative total shareholder return on the Class A Common Stock during the period beginning on December 31, 2004 and ending on December 31, 2009 with the cumulative total return on the Standard & Poor’s 500 Composite Index, an Old Peer Group and a New Peer Group. The comparison assumes that $100 was invested on December 31, 2004 in the Class A Common Stock in the foregoing indices and assumes the reinvestment of dividends. The Company pared down its 2008 peer group to better reflect footwear and apparel companies that are of similar size and operations to the Company in its new peer group.

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

(Amounts are in thousands except for per share and dividend amounts.)

	2009	2008	2007	2006	2005

Income Statement Data:
Net sales	$370,955	$448,578	$466,405	$492,282	$474,060
Royalty revenue	39,445	43,759	44,315	44,217	43,983
Net revenues	410,400	492,337	510,720	536,499	518,043
Cost of goods sold	239,396	293,452	287,408	304,672	283,727
Gross profit (1)	171,004	198,885	223,312	231,827	234,316
Selling, general and administrative expenses (2)	182,209	208,168	207,863	194,718	188,953
Impairment of intangible and long-lived assets	19,280	3,028	10,564	121	—
Operating (loss)/income	(30,485)	(12,311)	4,885	36,988	45,363
Interest and other income, net	484	1,730	5,661	4,875	4,151
Impairment of investments	(1,038)	(7,840)	(295)	—	—
(Loss)/income before provision for/(benefit from) income taxes	(31,039)	(18,421)	10,251	41,863	49,514
(Benefit from)/provision for income taxes	(11,404)	(6,753)	3,168	15,098	15,988
Deferred tax valuation allowance	43,603	3,132	—	—	—
Net (loss)/income	$(63,238)	$(14,800)	$7,083	$26,765	$33,526
(Loss)/earnings per share:
Basic	$(3.52)	$(0.80)	$0.35	$1.34	$1.69
Diluted	$(3.52)	$(0.80)	$0.35	$1.31	$1.65
Weighted-average shares outstanding:
Basic	17,983	18,423	20,057	20,046	19,888
Diluted	17,983	18,423	20,325	20,396	20,318
Cash dividends per share	—	$0.36	$0.72	$0.72	$0.66

	December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Working capital	$88,611	$97,521	$139,677	$169,862	$187,106
Cash	68,505	64,704	90,653	105,441	63,747
Marketable securities	3,529	5,085	8,305	12,250	66,400
Inventory	29,080	43,342	48,033	46,274	45,465
Total assets	248,257	313,435	356,122	361,113	340,671
Total debt, including current maturities	—	—	—	—	3,000
Total shareholders’ equity	$143,292	$199,762	$241,990	$257,676	$244,660

(1)

Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

(2)	Includes warehousing and receiving expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto that appear elsewhere in this Annual Report.

Overview

          Kenneth Cole Productions, Inc. designs, sources and markets a broad range of fashion footwear, handbags and apparel and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted and Le Tigre brand names, as well as footwear under the proprietary trademark Gentle Souls. In addition, the Company designs, develops and sources private label footwear and handbags for selected retailers. The Company’s products are targeted to appeal to modern fashion conscious consumers who seek accessible designer fashion that reflects a metropolitan lifestyle. These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends. The combination of core products and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

          The Company markets its products to approximately 5,500 U.S. department and specialty store locations, the Company’s full-priced retail stores, outlet stores, and its e-commerce website, as well as internationally through its licensee partners and international retailers. The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men’s, women’s and children’s footwear, apparel and accessories), prices (“bridge”, “better” and “moderate”) and styling. The Company believes the diversity of its product mix provides balance to its overall sales and increases opportunities in all channels of distribution.

          The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements. The Company offers, through these agreements, a lifestyle collection of men’s product categories, including tailored clothing, dress shirts, dress pants, neckwear, outerwear, sleepwear, socks, underwear, belts, sunglasses, prescription eyewear, watches, fragrance, jewelry, luggage, business cases and small leather goods. Women’s product categories currently being sold pursuant to license agreements include sportswear, outerwear, swimwear, sleepwear, small leather goods, belts, sunglasses, prescription eyewear, watches, jewelry, fragrance and luggage. In addition, the Company licenses its children’s apparel.

          The Company recorded net revenues of $410.4 million for the year ended December 31, 2009. As of December 31, 2009, the Company had $68.5 million in cash and cash equivalents up $3.8 million versus a year ago, decreased its inventory 32.9% through disciplined inventory management and no long-term debt. In March 2010, the Company announced it signed a strategic alliance agreement with Macy’s, where it will launch a new men’s sportswear collection under the Kenneth Cole Reaction brand. Under the strategic alliance agreement, Macy’s will be the exclusive department store retailer of the new Reaction men’s sportswear line in the United States and its territories. The Company expects to launch in fall 2010 in 150 stores and ultimately grow the brand to 550 stores.

Results of Operations

          While the Company lost money in 2009, it demonstrated improving operating performance throughout the year with quarter over quarter improvement excluding non-cash charges as described below. The Company returned to profitability in the back half of the year and believes it made a number of important strides, including strengthening its brand position, streamlining overhead, improving inventory turns and realigning the organization to enhance design, merchandising and supply chain capabilities.

          The following table sets forth certain operating data of the Company as a percentage of net revenues for the periods indicated below:

	2009		2008		2007

Net sales	90.4%		91.1%		91.3%
Royalty revenue	9.6		8.9		8.7

Net revenues	100.0		100.0		100.0
Cost of goods sold	58.3		59.6		56.3

Gross profit (1)	41.7		40.4		43.7
Selling, general and administrative expenses (2)	44.4		42.3		40.7
Impairment of intangible and long-lived assets	4.7		0.6		2.0
Operating (loss)/income	(7.4)		(2.5)		1.0
Interest and other income, net	0.1		0.4		1.1
Impairment of investments	(0.3)		(1.6)		(0.1)
(Loss)/income before provision for/(benefit from) income taxes	(7.6)		(3.7)		2.0
Provision for/(benefit from) income taxes (3)	7.8		(0.7)		0.6

Net (loss)/income	(15.4	) %	(3.0	) %	1.4%

(1)

Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

(2)	Includes warehousing and receiving expenses.

(3)	Includes a $43.6 million valuation allowance for the year ended December 31, 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

          Net revenues decreased $81.9 million, or 16.6%, to $410.4 million in 2009 from $492.3 million in 2008. The decrease was due to decreases in each of the Company’s business segments.

          Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) decreased $65.7 million, or 24.6%, to $201.5 million in 2009 from $267.2 million in 2008. The decrease was primarily a result of the Company’s decision to streamline its portfolio of brands and eliminate unprofitable businesses. Over 70% of the decline was attributable to the Company’s planned exit of the Tribeca and Bongo footwear lines, as well as reductions in associated private label programs and sales to the Company’s off-priced customers. The remaining decline was attributable to a decrease in sales across the majority of the Company’s wholesale businesses as a result of factors including retailer destocking, a challenging retail environment and continued stress in the macro-economic marketplace.

          Net sales in the Company’s Consumer Direct segment decreased $11.9 million, or 6.6%, to $169.5 million for the year ended December 31, 2009 from $181.4 million for the year ended December 31, 2008. Sales associated with fourteen net new stores opened since the prior year was offset by a comparable store sales decrease of 12.8%, or $19.2 million. The Company chose to be less promotional in the back half of the year and therefore while its sales were down the lack of clearance activity resulted in higher percentage of full price sales and improved gross margin. Comparable stores are defined as new stores that are open for longer than thirteen months. A store that stops operations is included in the comparable sales calculation through the date of closing. During 2009, the Company opened nineteen outlets and closed five full-priced retail stores as compared to opening eleven outlets, opening two full-priced retail stores and closing eight full-priced retail stores during 2008.

          Royalty revenue decreased $4.3 million, or 9.9%, to $39.4 million in 2009 from $43.7 million in 2008. The decrease in royalty revenues was primarily attributable to a reduction in the recognition of contract initiation fees and a reduction in licensee sales into the off-price channel offset by improved performance in certain of its men’s and women’s apparel categories.

          Consolidated gross profit, as a percentage of net revenues, increased to 41.7% for the year ended December 31, 2009 from 40.4% for the year ended December 31, 2008. Quarterly consolidated gross profit improved quarter over quarter throughout fiscal 2009 primarily from disciplined inventory management, better sell-through and less promotion as follows: First Quarter 33.9%; Second Quarter 42.4%; Third Quarter 43.3%; Fourth Quarter 46.8%. The increase, as a percentage of net revenues for fiscal 2009, was also due to revenue mix shifting to the Consumer

Direct and Licensing segments as a percentage of total revenue. The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, increased as a percentage of net revenues to 41.3% for the year ended December 31, 2009 compared to 36.9% for the year ended December 31, 2008, while the Wholesale segment revenues as a percentage of net revenues decreased to 49.1% for the year ended December 31, 2009 from 54.2% for the year ended December 31, 2008. The revenues in the Licensing segment, which carries nominal cost of goods sold, increased as a percentage of revenue to 9.6% for the year ended December 31, 2009 compared to 8.9% for the year ended December 31, 2008.

          Selling, general and administrative (“SG&A”) expense, inclusive of warehousing and receiving expenses, decreased $26.0 million to $182.2 million for the year ended December 31, 2009 from $208.2 million for the year ended December 31, 2008. The decrease in SG&A expenses was primarily attributable to cost reduction programs enacted during the course of the year, including various cuts in payroll and discretionary spending. As a percentage of net revenues, SG&A expenses increased to 44.4% for the year ended December 31, 2009 compared to 42.3% for the year ended December 31, 2008. While SG&A as a percentage of revenues improved in the back half of the year, over the annual period SG&A increased due to a loss of leverage and the increased concentration of the Consumer Direct Segment, which carries a higher SG&A expense level than the Wholesale and Licensing segments.

          Impairments of intangible and long-lived assets were $19.3 million for the year ended December 31, 2009 and $3.0 million for the year ended December 31, 2008. Impairments in 2009 included a $12.8 million charge for the Le Tigre trademark and $6.5 million for retail store long-lived assets, while 2008 included $1.9 million for retail store long-lived assets and $1.1 million for certain shop-in-shop build-out costs. In 2009, the Company opened four Le Tigre outlet stores and began expanding the Le Tigre brand internationally; however, it also reached a mutual agreement with JC Penney not to renew the exclusive license agreement for Le Tigre which prompted an impairment indicator. The Company, with the assistance of an independent appraiser, utilized a combination of the market approach and the royalty savings method under the income approach to estimate fair value. Based upon the review, the Company recorded a charge of $12.8 million for the year ended December 31, 2009. Also, management reviewed its retail stores’ fair value based upon estimated undiscounted future cash flows. In 2009, the Company recorded a charge of $6.5 million for underperforming retail stores whose fair value was below carrying value.

          Interest and other income, net decreased $1.2 million to approximately $0.5 million for the year ended December 31, 2009 as compared to $1.7 million for the year ended December 31, 2008. The decrease is primarily due to lower interest rates as the majority of the Company’s cash balances are in government money market accounts.

          Impairment of investments was $1.0 million for the year ended December 31, 2009 and $7.8 million for the year ended December 31, 2008. The Company recorded an other-than-temporary impairment of $1.0 million related to auction-rate securities during the year ended December 31, 2009 and recorded other-than-temporary impairments of $7.8 million, of which $4.6 million related to an investment in the common stock of one of its licensees and $3.2 million related to auction-rate securities, during the year ended December 31, 2008. The fair value of the Company’s auction-rate securities was determined utilizing an independent appraiser. The primary variables used in determining fair value include collateral, rating, insurance, credit risk and downgrade risk of the security.

          The Company’s effective tax rate was a 103.8% provision for the year ended December 31, 2009 compared to a 19.7% benefit for the year ended December 31, 2008. The change in the Company’s tax rate is a result of a $43.6 million valuation allowance against the Company’s deferred tax assets offset by the tax benefit from the Company’s net loss.

          The Company analyzed both positive and negative evidence in determining the potential requirement for a valuation allowance on its deferred tax assets. The Company reviewed its results over the last three years, which resulted in a cumulative loss over such period. In accordance with income tax accounting guidance, a three-year historical cumulative loss is considered significant negative evidence and difficult to overcome in the absence of compelling positive evidence. As such, the Company recorded a valuation allowance of approximately $43.6 million for the year ended December 31, 2009.

          The establishment of the valuation allowance does not preclude the Company from using the net operating loss carryforwards or other deferred tax assets in the future. If the Company begins to generate taxable income on a sustained basis the need for a deferred tax asset valuation allowance will change resulting in the reversal of all or a portion of this deferred tax asset valuation allowance.

          As a result of the foregoing, net loss increased by $48.4 million, to $63.2 million or (15.4%) of net revenues for the year ended December 31, 2009 from $14.8 million or (3.0%) of net revenues for the year ended December 31, 2008. The net loss includes a $43.6 million valuation allowance along with $20.3 million of pre-tax asset impairments.

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

          Consolidated gross profit, as a percentage of net revenues, decreased to 40.4% for the year ended December 31, 2008 from 43.7% for the year ended December 31, 2007. The decrease, as a percentage of net revenues, was primarily the result of a decrease in the Wholesale and Consumer Direct segment margins, partially offset by the sales and revenue mix shifting to Consumer Direct and Licensing as a percentage of total sales. The decrease in the margins was primarily due to soft sell-thrus and higher dilution from a promotional and challenging macro environment, while converting the Company’s inventory to cash, specifically during the fourth quarter, to improve liquidity, thereby keeping assortments fresh and current for the spring 2009 season. The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had increased revenues as a percentage of net revenues of 36.9% for the year ended December 31, 2008 compared to 34.4% for the year ended December 31, 2007, while the Wholesale segment revenues as a percentage of net revenues decreased to 54.2% for the year ended December 31, 2008 from 56.9% for the year ended December 31, 2007. The revenues in the Licensing segment, which carries no cost of goods sold, increased as a percentage of revenue to 8.9% for the year ended December 31, 2008 compared to 8.7% for the year ended December 31, 2007.

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

Related Party Transactions

          The Company had an exclusive license agreement with Iconix Brand Group, Inc. and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with the manufacture, sale and distribution of women’s, men’s and children’s footwear in certain territories.The Chairman and Chief Executive Officer of Iconix is the brother of the Company’s Chairman and Chief Creative Officer. The term of the agreement was through December 31, 2010. During 2009, the Company terminated the agreement effective December 31, 2009 which eliminates any future obligations for 2010. Management believes that the license agreement with Iconix was entered into at arm’s-length. The Company was obligated to pay Iconix a percentage of net sales based upon the terms of the agreement. The Company recorded approximately $0.2 million, $1.1 million and $1.1 million in aggregate royalty and advertising expense under the agreement for the years ended December 31, 2009, 2008 and 2007, respectively.

          The Company recorded expenses of approximately $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company’s Chairman and Chief Creative Officer. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Liquidity and Capital Resources

          As of December 31, 2009, the Company had $68.5 million in cash and cash equivalents, which consist primarily of government money market funds as compared to $64.7 million as of December 31, 2008. The Company’s cash requirements are primarily for working capital needs, retail expansion, new technology, and other corporate activities. The Company uses cash from operations as the primary source of financing its capital expenditures and seasonal requirements. Cash needs vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its customers and the level of inventory and accounts receivable balances. At December 31, 2009, working capital was $88.6 million compared to $97.5 million at December 31, 2008 primarily due to a decrease in receivables and inventory, partially offset by a decrease in accounts payable and accrued expenses.

          Net cash provided by operating activities was $17.3 million for the year ended December 31, 2009 compared to $21.9 million for the year ended December 31, 2008. The decrease in cash flows provided by operations is primarily attributable to cash generated through a decrease in inventory offset by decreases related to the timing of receivables and payables.

          Net cash used in investing activities totaled $11.8 million for the year ended December 31, 2009 compared to $15.9 million for the year ended December 31, 2008. The decrease was primarily attributable to a $5.8 million decrease in the purchases of intangible assets. Included in the purchases of intangible assets during the year ended December 31, 2008 are final payments of $5.5 million related to two performance targets within the Le Tigre Asset Purchase Agreement. Capital expenditures increased $2.7 million during the year ended December 31, 2009 compared to December 31, 2008. Capital expenditures for the year ended December 31, 2009 and 2008 included approximately $11.0 million and $7.2 million, respectively, for amounts associated with furniture, fixtures and leasehold improvements for existing and new stores. In addition, the Company had proceeds of $1.1 million from the sale of an auction-rate security during the year ended December 31, 2009.

          Net cash used in financing activities was $1.8 million for the year ended December 31, 2009 compared to $31.7 million for the year ended December 31, 2008. The decrease was primarily attributable to the reduction in shares repurchased by the Company. No shares were repurchased during the year ended December 31, 2009 as compared to $24.4 million used to repurchase 1,619,200 treasury shares during the year ended December 31, 2008. The Company also did not pay dividends during the year ended December 31, 2009 compared to $6.7 million during the year ended December 31, 2008.

          As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately $13.5 million. In 2009, newly enacted government legislation extended the carryback period on losses for 2008 or 2009 to five years from two years. This legislation allowed the Company to carryback all of the 2008 net operating losses into prior periods that it was unable to previously and therefore, the Company has recorded a federal tax receivable of approximately $4.0 million for the year ended December 31, 2009.

          During the fourth quarter of 2008, the Company converted its factoring agreement with its largest factor, a unit of CIT Group Inc. (“CIT”), to a Receivables Management Agreement (“RMA”). Under the RMA, CIT acts as a collection agent for the Company’s assigned receivables without transfer of ownership and as a credit grantor for those receivables subject to credit approval. Prior to the RMA, the Company sold primarily all of it accounts receivable to its factors without recourse. On November 1, 2009, CIT entered into a prepackaged plan of reorganization and subsequently emerged from the reorganization. The Company has no exposure to CIT.

          The Company’s material obligations under contractual agreements, primarily commitments for future payments under operating lease agreements, as of December 31, 2009 are summarized as follows:

	Payment Due by Period

	Total	1 year or less	2-3 years	4-5 years	After 5 years
Operating Leases and Other Obligations	$143,840,000	$26,380,000	$48,522,000	$39,629,000	$29,309,000
Purchase Obligations	44,506,000	44,506,000	—	—	—

Total Contractual Obligations	$188,346,000	$70,886,000	$48,522,000	$39,629,000	$29,309,000

          Contingent rent and other charges amounted to $8.5 million and $8.6 million for the years ended December 31, 2009 and 2008, respectively.

          On July 31, 2009, the Company amended its five-year senior unsecured revolving credit facility to convert it to a revolving senior secured asset based credit facility (the “Amended Facility”) to provide the Company with increased availability and strategic flexibility. Availability under the Amended Facility is $60 million, which may be increased to $85 million at the election of the Company upon the satisfaction of certain conditions, but may not exceed a borrowing base equal to a percentage of the Company’s accounts receivable and inventory.

          The Amended Facility terminates by its terms, and all amounts borrowed under the Amended Facility shall be due and payable, on December 20, 2011. The Amended Facility includes a $7.5 million sublimit for Swingline Loans and a $35 million aggregate sublimit for letters of credit, with a further sublimit of $15 million for standby letters of credit. Revolving loans under the Amended Facility may be base rate loans or Eurodollar loans, at the Company’s election. Base rate loans shall bear interest at a rate per annum equal to the sum of (i) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1% and (c) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%; plus (ii) 2.5%. Eurodollar loans shall bear interest at the Adjusted LIBO Rate, plus 3.5%. The Amended Facility is secured by substantially all the assets of the Company and its domestic subsidiaries, including a pledge by the Company of its equity interest in each of its domestic subsidiaries. If availability under the Amended Facility is less than $10,000,000, the Company will be subject to a monthly fixed charge coverage ratio. The Amended Facility limits the Company’s ability to incur indebtedness or liens, its ability to enter into mergers or sell assets, its ability to change the nature of its business, and its ability to enter into certain guarantees. In addition, the Company may not declare or pay dividends if Availability under the Amended Facility is less than $10,000,000. The Amended Facility also contains customary events of default. Upon the occurrence of an event of default, the outstanding obligations under the Amended Facility may be accelerated and become immediately due and payable.

          During 2009, the Company incurred facility fees of approximately $0.1 million. In addition, the Company made payments of approximately $0.7 million for financing costs related to the Amended Facility. There were no outstanding advances under this agreement at December 31, 2009. Amounts available under the Amended Facility at December 31, 2009 were reduced by $1.2 million of standby and open letters of credit. The Company did not borrow under the Amended Facility during 2009. The Company had $22.8 million available to borrow as of December 31, 2009.

          Through July 30, 2009, the Company had a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”), with various lenders. During 2009 and 2008, the Company incurred facility fees of approximately $0.1 million and $0.1 million, respectively. There were no outstanding advances under this agreement. Amounts available under the Revolving Credit Facility at December 31, 2008 were reduced by $3.5 million of standby and open letters of credit. The Company had no availability under the Revolving Credit Facility during 2008 and through its termination in 2009.

          The Company believes that it will be able to satisfy its current expected cash requirements for 2010, including requirements for its new retail stores, expected enhancement of information systems and anticipated current obligations, primarily with cash flow from operations and cash on hand.

Off-Balance Sheet Arrangements

          The Company did not have any off-balance sheet arrangements as of December 31, 2009.

Exchange Rates

          The Company may enter into forward exchange contracts for its future purchases of inventory denominated in foreign currencies. Gains and losses on forward exchange contracts that are used for hedges are accounted for on the Company’s Consolidated Balance Sheet as inventory and an adjustment to equity, and are subsequently accounted for as part of the purchase price of the inventory upon execution of the contract. At December 31, 2009, the Company had no unrealized gains or losses as no forward contracts were outstanding. Unrealized gains and losses are typically included in Accumulated other comprehensive income in the Company’s Statement of Changes in Shareholders’ Equity and as an adjustment to inventory, which is the underlying exposure on the Company’s Consolidated Balance Sheet. While the Company believes that its current procedures with respect to the reduction of risk associated with currency exchange rate fluctuations are adequate, there can be no assurance that such fluctuations will not have a material adverse effect on the results of operations of the Company in the future.

          Inventory from contract manufacturers in Asia and Central/South America are purchased in United States dollars and the recent fluctuations of many of these currencies against the United States dollar has not had any material adverse impact on the Company. However, future purchase prices for the Company’s products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturer, which may affect the Company’s cost of goods in the future. The Company currently does not believe the potential effects of such fluctuations would have a material adverse effect on the Company.

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

Sales Returns and Allowances

          The Company’s chargebacks for deductions taken by its customers for returns, discounts and allowances as well as potential future customer deductions is significant to its operations. The Company reserves against known chargebacks as well as potential future customer deductions based on a combination of historical activity and current market conditions. Actual results may differ from these estimates under different assumptions or conditions, which may have a significant impact on the Company’s results.

Allowance for Doubtful Accounts

          The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers and licensees to make required payments. Customers include non-factored accounts, accounts collected by the Company’s factors with recourse and credit card receivables from third-party service providers. If the financial conditions of these customers and licensees were to deteriorate and impair their ability to make payments, additional allowances may be required.

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

Fair Value

          The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy, which are as follows:

•	Level 1 - a fair value that is derived from unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

•	Level 2 - a fair value that is derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

•	Level 3 - a fair value that is derived from inputs that are unobservable or from observable inputs based on unobservable data in an inactive market.

Income Taxes

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes are evaluated for future realization and reduced by a valuation allowance based on income tax accounting guidance applied by management. The Company’s assessment of deferred tax assets is performed quarterly and many factors are considered when assessing the likelihood of future realization of deferred tax assets, including the recent earnings experience and expectations of future taxable income by taxing jurisdiction, the carryforward periods available for tax reporting purposes, tax planning strategies and other relevant factors. The actual realization of deferred tax assets may differ significantly from the amounts the Company has recorded.

          The Company’s income taxes are routinely under audit by federal, state or local authorities. These audits include questioning of the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on its evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures. To the extent the Company is required to pay amounts in excess of recorded income tax liabilities, the Company’s effective tax rate in a given financial statement period could be materially impacted. The Company also measures tax position taken or expected to be taken in a return and records them in the financial statements.

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

Stock-based Compensation

          The Company records all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company measures the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognizes this cost in the income statement over the period during which an award recipient is required to provide services in exchange for the award. The Company uses the Black-Scholes model to assess the fair value of non-qualified employee stock options and amortizes this cost over the service period. In addition, stock compensation expense is reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates and by employee classification. Estimated forfeitures are reassessed on a quarterly basis and may change based on new facts and circumstances.

New Accounting Pronouncements

          In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 adds new requirements for disclosures of significant transfers into and out of Levels 1, 2 and 3 of the fair value hierarchy, the reasons for the transfers and the policy for determining when transfers are recognized. ASU 2010-06 also adds new requirements for disclosures about purchases, sales, issuances and settlements on a gross rather than net basis relating to the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. ASU 2010-06 is effective January 1, 2010 except for the requirements to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis which are effective January 1, 2011. The Company will adopt the update on January 1, 2010 and has determined that it will not have a material impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          The Company has marketable securities, specifically auction-rate-securities, that contain “double A” through “double C” rated debt obligations and a preferred share closed end fund that are substantially all insured. All of the Company’s auction rate securities have failed at auction as a result of illiquidity and imbalance in order flow within the market. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral; however, parties wishing to sell securities could not do so. Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities. If these auctions continue to fail, it could result in the Company holding securities beyond their next scheduled auction reset dates and will limit the liquidity of these investments. Based on the Company’s expected operating cash flows, and other sources and uses of cash, the Company does not anticipate that the lack of liquidity on these investments will affect its ability to execute its current business plan. These assets have been classified as long-term in the Company’s Consolidated Balance Sheets and have been recorded at their fair value.

          The Company is exposed to currency exchange rate risks with respect to its inventory transactions denominated in foreign currencies, although greater than 95% of the transactions are in US dollars. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by periodically utilizing foreign exchange contracts. The Company does not enter into foreign currency transactions for trading or speculative purposes. At December 31, 2009, the Company had no forward contracts outstanding.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          As of December 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act and have concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

          The Company’s internal control over financial reporting as of December 31, 2009 was audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

          There were no changes in the Company’s internal controls over financial reporting during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          Except for the information regarding directors and executive officers of the registrant, which is included in Part I of this Form 10-K, the information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 27, 2010 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

          The information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 27, 2010 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 27, 2010 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 27, 2010 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, and which is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

          The information required by this item will be contained in the Company’s Proxy Statement for its Annual Shareholders’ Meeting to be held May 27, 2010 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference in response to this item.

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

3.03

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

*10.02

Employment Agreement, dated as of April 30, 1994, between Kenneth Cole Productions, Inc. and Kenneth D. Cole. (Incorporated by reference to Exhibit 10.05 to the Company’s Registration Statement on Form S- 1, Registration No. 33-77636).

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

10.07

Stock Purchase Agreement between Kenneth Cole Productions, Inc. and Bernard Chaus, Inc. dated June13, 2005 (Previously filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference).

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

10.16	Receivables management agreement between The CIT Group/Commercial Services, Inc. and Kenneth Cole Productions, Inc. dated November 7, 2008.

10.17

Amendment No. 2 to the Credit Agreement between J.P. Morgan Securities Inc., JPMorgan Chase Bank, National Association, PNC Bank, National Association, Bank of America, N.A., and Wachovia Bank, National Association, and Kenneth Cole Productions, Inc. dated as of July 30, 2009. (Previously filed as Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on August 6, 2009).

10.18

Amended and Restated Credit Agreement between J.P. Morgan Securities Inc., JPMorgan Chase Bank, National Association, PNC Bank, National Association, Bank of America, N.A., and Wachovia Bank, National Association, and Kenneth Cole Productions, Inc. dated as of July 30, 2009. (Previously filed as Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on August 6, 2009).

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

Kenneth Cole Productions, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Kenneth Cole Productions, Inc.

          We have audited the accompanying consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairment on investments with the adoption of the guidance originally issued in FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (codified in FASB ASC Topic 320, Investments - Debt and Equity Securities) effective June 15, 2009.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 8, 2010

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Kenneth Cole Productions, Inc.

          We have audited Kenneth Cole Productions, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 8, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 8, 2010

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$68,505,000	$64,704,000
Due from factors	743,000	9,190,000
Accounts receivable, less allowance for doubtful accounts of $186,000 and $1,061,000, respectively	29,461,000	32,018,000
Inventories	29,080,000	43,342,000
Prepaid expenses and other current assets	8,809,000	2,738,000
Deferred taxes, net	—	5,645,000

Total current assets	136,598,000	157,637,000

Property and equipment, at cost, less accumulated depreciation and amortization	53,952,000	57,790,000

Other assets:
Intangible assets, net	7,492,000	19,842,000
Deferred taxes, net	909,000	33,541,000
Investments and other	8,136,000	7,280,000
Deferred compensation plans’ assets	41,170,000	37,345,000

Total other assets	57,707,000	98,008,000

Total Assets	$248,257,000	$313,435,000

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

	December 31,
	2009	2008

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$36,336,000	$42,935,000
Other current liabilities	7,779,000	11,669,000
Deferred income	3,799,000	5,512,000
Income taxes payable	73,000	—

Total current liabilities	47,987,000	60,116,000

Accrued rent and other long-term liabilities	17,501,000	17,842,000
Deferred compensation plans’ liabilities	39,477,000	35,715,000

Commitments and contingencies

Shareholders’ equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized; none outstanding	—	—

Class A Common Stock, par value $.01, 40,000,000 shares authorized; 15,933,282 and 15,726,672 issued as of December 31, 2009 and 2008, respectively	159,000	157,000
Class B Convertible Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of December 31, 2009 and 2008,respectively	80,000	80,000
Additional paid-in capital	107,452,000	103,318,000
Accumulated other comprehensive income	1,346,000	650,000
Retained earnings	159,176,000	220,478,000

	268,213,000	324,683,000

Class A Common Stock in treasury, at cost, 5,855,550 as of December 31, 2009 and 2008,respectively	(124,921,000)	(124,921,000)

Total shareholders’ equity	143,292,000	199,762,000

Total Liabilities and Shareholders’ Equity	$248,257,000	$313,435,000

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,

	2009	2008	2007

Net sales	$370,955,000	$448,578,000	$466,405,000
Royalty revenue	39,445,000	43,759,000	44,315,000

Net revenues	410,400,000	492,337,000	510,720,000
Cost of goods sold	239,396,000	293,452,000	287,408,000

Gross profit	171,004,000	198,885,000	223,312,000

Selling, general and administrative expenses	182,209,000	208,168,000	207,863,000
Impairment of intangible and long-lived assets	19,280,000	3,028,000	10,564,000

Operating (loss)/income	(30,485,000)	(12,311,000)	4,885,000
Interest and other income, net	484,000	1,730,000	5,661,000
Impairment of investments	(1,038,000)	(7,840,000)	(295,000)

(Loss)/income before provision for/(benefit from) income taxes	(31,039,000)	(18,421,000)	10,251,000
Provision for/(benefit from) income taxes	32,199,000	(3,621,000)	3,168,000

Net (loss)/income	$(63,238,000)	$(14,800,000)	$7,083,000

(Loss)/earnings per share:
Basic	$(3.52)	$(0.80)	$0.35
Diluted	$(3.52)	$(0.80)	$0.35

Dividends declared per share	—	$0.36	$0.72

Shares used to compute (loss)/earnings per share:
Basic	17,983,000	18,423,000	20,057,000
Diluted	17,983,000	18,423,000	20,325,000

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

`
	Class A Common Stock		Class B Common Stock					Treasury Stock

	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Number of Shares	Amount	Total

Balance at 12/31/06	15,587,651	$156,000	8,010,497	$80,000	$92,041,000	$1,884,000	$249,653,000	(3,596,592)	$(86,138,000)	$257,676,000
Net Income							7,083,000			7,083,000
Translation adjustment from
Foreign currency, net of taxes $388,000						620,000				620,000
Unrealized loss on available-for-sale securities, net of taxes $(995,000)						(1,590,000)				(1,590,000)

Comprehensive income
										6,113,000
Stock-based compensation expense					7,065,000					7,065,000
Exercise of stock options and related tax benefits	308,800	3,000			5,357,000					5,360,000
Issuance of restricted stock and related tax benefits	97,320	1,000			118,000					119,000
Shares surrendered by employees to pay taxes on restricted stock	(37,878)				(887,000)					(887,000)
Issuance of Class A Common Stock from ESPP	17,022				340,000					340,000
Purchase of Class A Stock								(1,008,000)	(19,168,000)	(19,168,000)
Reissuance of Treasury Shares	(368,242)	(4,000)			(4,757,000)			368,242	4,761,000	—
Dividends paid on common stock							(14,628,000)			(14,628,000)

Balance at 12/31/07	15,604,673	$156,000	8,010,497	$80,000	$99,277,000	$914,000	$242,108,000	(4,236,350)	$(100,545,000)	$241,990,000
Net Loss							(14,800,000)			(14,800,000)
Translation adjustment from
Foreign currency, net of taxes ($189,000)						(773,000)				(773,000)
Unrealized gain on available-for-sale securities, net of reclassification adjustment, net of taxes of $319,000						509,000				509,000

Comprehensive loss										(15,064,000)
Stock-based compensation expense					5,224,000					5,224,000
Exercise of stock options and related tax benefits	5,400				71,000					71,000
Issuance of restricted stock and related tax benefits	148,541	1,000			(676,000)					(675,000)
Shares surrendered by employees to pay taxes on restricted stock	(48,271)				(789,000)					(789,000)
Issuance of Class A Common Stock from ESPP	16,329				211,000					211,000
Purchase of Class A Stock								(1,619,200)	(24,376,000)	(24,376,000)
Dividends paid on common stock							(6,830,000)			(6,830,000)

Balance at 12/31/08	15,726,672	$157,000	8,010,497	$80,000	$103,318,000	$650,000	$220,478,000	(5,855,550)	$(124,921,000)	$199,762,000
Cumulative adjustment for non-credit component of impaired securities through Q2 2009						(2,298,000)	2,298,000			—
Net Loss							(63,238,000)			(63,238,000)
Other-than-temporary impairment for non-credit component of impaired securities						(90,000)				(90,000)
Translation adjustment from foreign currency						418,000				418,000
Unrealized gain on available-for-sale securities						2,252,000				2,252,000

Comprehensive loss										(60,658,000)

Realized loss for non-credit component of impaired securities						414,000				414,000
Stock-based compensation expense					6,555,000					6,555,000
Issuance of restricted stock and related tax benefits	288,917	2,000			(1,736,000)					(1,734,000)
Shares surrendered by employees to pay taxes on restricted stock	(107,442)				(842,000)					(842,000)
Issuance of Class A Common Stock from ESPP	25,135				157,000					157,000
Dividends associated with vesting of restricted stock							(362,000)			(362,000)

Balance at 12/31/09	15,933,282	$159,000	8,010,497	$80,000	$107,452,000	$1,346,000	$159,176,000	(5,855,550)	$(124,921,000)	$143,292,000

See accompanying notes to consolidated financial statements

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the years ended December 31,

	2009	2008	2007

Cash flows provided by operating activities
Net (loss)/income	$(63,238,000)	$(14,800,000)	$7,083,000
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	9,734,000	9,229,000	12,032,000
Impairment of intangible and long-lived assets	19,280,000	3,028,000	10,564,000
(Benefit from)/provision for doubtful accounts	(320,000)	1,309,000	188,000
Provision for/(benefit from) deferred taxes	30,737,000	(10,371,000)	(10,989,000)
Unrealized (gain)/loss from investments	(2,252,000)	(509,000)	1,590,000
Writedown of investments	1,038,000	7,840,000	295,000
Stock-based compensation expense	6,555,000	5,145,000	7,144,000
Tax benefit from stock option exercises and restricted stock vested	(892,000)	(933,000)	(2,309,000)
Changes in operating assets and liabilities:
Decrease in due from factors	8,447,000	18,942,000	7,404,000
Decrease/(increase) in accounts receivable	2,877,000	(13,522,000)	(352,000)
Decrease/(increase) in inventories	14,262,000	4,691,000	(1,759,000)
(Increase)/decrease in prepaid expenses and other current assets	(6,913,000)	2,149,000	(219,000)
Decrease/(increase) in other assets	6,305,000	10,168,000	(8,206,000)
(Decrease)/increase in accounts payable and accrued expenses	(6,599,000)	3,965,000	2,916,000
(Decrease)/increase in deferred income and other current liabilities	(5,223,000)	753,000	1,621,000
Increase/(decrease) in income taxes payable	73,000	(1,355,000)	(1,052,000)
Increase/(decrease) in other long-term liabilities	3,421,000	(3,827,000)	8,456,000

Net cash provided by operating activities	17,292,000	21,902,000	34,407,000

Cash flows used in investing activities
Acquisition of property and equipment	(12,059,000)	(9,382,000)	(10,573,000)
Purchase of intangible assets	(767,000)	(6,567,000)	(13,368,000)
Proceeds from sale of marketable securities	1,068,000	—	8,350,000
Purchases of marketable securities	—	—	(4,700,000)

Net cash used in investing activities	(11,758,000)	(15,949,000)	(20,291,000)

Cash flows used in financing activities
Shares surrendered by employees to pay taxes on restricted stock	(842,000)	(789,000)	(887,000)
Excess tax benefit from stock options and restricted stock	—	8,000	1,194,000
Proceeds from exercise of stock options	—	63,000	4,285,000
Proceeds from employee stock purchase plan	157,000	211,000	340,000
Payments of financing costs	(724,000)	—	—
Acquisition of treasury shares	—	(24,376,000)	(19,168,000)
Dividends associated with vesting of restricted stock	(362,000)	(168,000)	(92,000)
Dividends paid to shareholders	—	(6,662,000)	(14,536,000)

Net cash used in financing activities	(1,771,000)	(31,713,000)	(28,864,000)

Effect of exchange rate changes on cash	38,000	(189,000)	(40,000)

Net increase/(decrease) in cash	3,801,000	(25,949,000)	(14,788,000)
Cash and cash equivalents, beginning of year	64,704,000	90,653,000	105,441,000

Cash and cash equivalents, end of year	$68,505,000	$64,704,000	$90,653,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$32,000	$175,000	$14,000
Income taxes, net	$1,123,000	$3,664,000	$16,575,000

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

A. Description of business

          Kenneth Cole Productions, Inc. and its subsidiaries (the “Company”) designs, sources and markets a broad range of fashion footwear, handbags and apparel and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted and Le Tigre brand names, as well as footwear under the proprietary trademark Gentle Souls. In addition, the Company designs, develops, and sources private label footwear and handbags for selected retailers. The Company markets its products to approximately 5,500 U.S. department and specialty store locations, the Company’s full-priced retail stores, Company Stores (“outlets”) and its e-commerce website, as well as internationally through its licensee partners and international retailers.

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

E. Investments

          The Company has marketable securities, specifically auction-rate securities, that are “double A” through “double C” rated debt obligations and a preferred share closed end fund that are substantially all insured. Maturity dates for these securities range from 2033 to 2050. The Company records the securities at fair value, and has classified them as available-for-sale securities. The securities are marketable through a monthly auction process and the interest rate on these securities is reset every 28 days. If the auction process fails a default interest rate is set as defined within the investment prospectus. The purchase and sale of these securities is included in the accompanying Consolidated Statements of Cash Flows as an investing activity. In addition, the Company also has equity investments that are classified as available-for-sale securities.

          The Company reviews its security investments to determine whether a decline in fair value is other-than-temporary. Any decline in fair value of an equity investment that is determined to be other-than-temporary is adjusted by an impairment charge within Impairment of investments in the Consolidated Statements of Operations. Any decline in the fair value of an auction-rate security that is determined to be other-than-temporary is adjusted by an impairment charge for only the credit component

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

E. Investments (continued)

of the impairment. The non-credit component is recorded within Accumulated other comprehensive income within the Consolidated Balance Sheets. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value, the financial condition and operating performance of the investee, the reason for the decline in the fair value and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value.

F. Inventories

          Inventories, which consist of finished goods, are stated at the lower of cost or fair market value. Cost for the wholesale segment inventory is determined by the first-in, first-out method, while full-priced retail and outlet inventories are based on the moving-average cost method.

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

          The Company reviews intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that an impairment indicator exists. The Company, with the assistance of an independent appraiser, utilizes a combination of the market approach and the royalty savings method under the income approach to estimate fair value through the application of the discount rate derived from the weighted average cost of capital over the projected cash flows. If the fair value is below the carrying value, the Company will impair the asset.

I. Income Taxes

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes are evaluated for future realization and reduced by a valuation allowance based on income tax accounting guidance applied by management. The Company’s assessment of deferred tax assets is performed quarterly and many factors are considered when assessing the likelihood of future realization of deferred tax assets, including the recent earnings experience and expectations of future taxable income by taxing jurisdiction, the carryforward periods available for tax reporting purposes, tax

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

I. Income taxes (continued)

planning strategies and other relevant factors.

          The Company’s income taxes are routinely under audit by federal, state or local authorities. These audits include questioning of the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on its evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures. To the extent the Company is required to pay amounts in excess of recorded income tax liabilities, the Company’s effective tax rate in a given financial statement period could be materially impacted. The Company also measures tax position taken or expected to be taken in a return and records them in the financial statements.

J. Revenue recognition

          Wholesale revenues are recognized upon shipment of products to customers since title passes upon shipment. Full-priced retail and outlet revenues are recognized at the time of sale. Both wholesale and retail store revenues are shown net of returns, discounts and other allowances. Reserves for estimated returns and allowances for discounts are provided when sales are recorded. The Company has also entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each contract period, as defined in each license agreement. In circumstances whereby licensee sales exceed the quarterly contractual minimums, but not the annual minimums, royalties are deferred on the Consolidated Balance Sheets. As the licensee sales exceed the annual contractual minimums, the royalties are recognized.

K. Advertising costs

          Advertising costs are expensed as incurred and are included in Selling, general, and administrative expenses (“SG&A”) in the accompanying Consolidated Statements of Operations. Included in advertising expenses are costs associated with cooperative advertising programs, under which the Company generally shares the cost of a customer’s advertising expenditures. In addition, licensee contributions toward advertising are recognized when licensed products are sold by the Company’s licensees. Such contributions are based on contractual percentages of sales and contain minimums. For licensees whose sales are not expected to exceed contractual sales minimums, contributions relating to advertising are recognized based on the contractual minimums. In circumstances whereby licensee sales exceed the quarterly contractual minimums, but not the annual minimums, such contributions toward advertising are deferred on the Consolidated Balance Sheets. As the licensee sales exceed the annual contractual minimums, the licensee contributions toward advertising are recognized.

L. Stock-based compensation

          The Company records all share-based payments, including grants of employee stock options, based on their fair values and uses the modified prospective method to record stock-based compensation expense. The Company measures the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognizes this cost in the Consolidated Statements of Operations over the period during which an award recipient is required to provide service in exchange for the award. The Company uses the Black-Scholes model to assess the fair value of share-

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

L. Stock-based compensation (continued)

based payments and amortizes this cost over the service period. In addition, stock compensation expense is reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates and by employee classification. Estimated forfeitures are reassessed on a quarterly basis and may change based on new facts and circumstances.

M. Derivative instruments and hedging activities

          The Company may use derivative instruments, typically forward contracts, to manage its risk associated with movements in foreign currency exchange rates in purchasing inventory. The Company recognizes all derivatives on the Consolidated Balance Sheets. Also, derivative instruments that meet certain criteria are classified as cash flow hedges, and changes in fair value are recognized in Accumulated other comprehensive income in the accompanying Consolidated Statements of Changes in Shareholders’ Equity, until the underlying transaction is completed and the derivative is settled. Upon settlement, any amounts remaining in Accumulated other comprehensive income are reclassified to earnings. Those derivatives that are not classified as cash flow hedges are adjusted to fair value through earnings. The Company does not hold derivative instruments for the purpose of trading or speculation.

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

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2 – (Loss)/Earnings Per Share

          Basic (loss)/earnings per share is calculated by dividing net (loss)/income by weighted-average common shares outstanding. Diluted (loss)/earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities under the Company’s stock incentive plans. Dilutive securities, which include stock options and restricted stock, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted-average shares outstanding for the period. All stock options and restricted stock outstanding as of December 31, 2009 and 2008 have been excluded in the diluted (loss)/earnings per share calculation as the impact would be antidilutive. Stock options amounting to 1,423,000 as of December 31, 2007 have been excluded from the diluted per share calculations, as the impact would be antidilutive. Basic and diluted loss per common share consists of the following:

	For the Year Ended December 31,
	2009	2008	2007

Weighted-average common shares outstanding	17,983,000	18,423,000	20,057,000
Effect of dilutive securities:
Restricted stock & employee stock purchase plan	—	—	132,000
Stock options	—	—	136,000

Weighted-average common shares outstanding and common share equivalents	17,983,000	18,423,000	20,325,000

Note 3 - Due from Factors and Accounts Receivable

          At December 31, 2009 and 2008, the Accounts receivable balance of $29.5 million and $32.0 million, respectively, is net of allowances for doubtful accounts and Consumer Direct sales returns of $0.9 million and $1.8 million, respectively. The allowance for doubtful accounts is provided for estimated losses resulting from the inability of the Company’s wholesale customers to make required payments, while the allowance provided for sales returns is for potential future retail customer merchandise returns, both of which are based on management’s estimates. In addition, Accounts receivable at December 31, 2009 and 2008 is net of allowances for chargebacks from wholesale customers for returns, discounts, and other deductions of approximately $7.3 million and $6.5 million, respectively. The allowances are provided for known chargebacks reserved for but not written off the Company’s financial records and for potential future customer deductions based on management’s estimates.

          At December 31, 2009 and 2008, the Due from factors balances of $0.7 million and $9.2 million, respectively, which includes chargebacks, is net of allowances for returns, discounts, and other deductions of approximately $0.3 million and $2.9 million, respectively. The Due from factors balances include receivables subject to recourse of $0.1 million and $0.6 million for the year ended December 31, 2009 and 2008, respectively. During the fourth quarter of 2008, the Company converted its factoring agreement with its largest factor to a Receivables Management Agreement (“RMA”). Under the RMA, the factor acts as a collection agent for the Company’s assigned receivables without transfer of ownership and as a credit grantor for those receivables subject to credit approval, and are included within Accounts receivable on the Consolidated Balance Sheets. Prior to the RMA, the Company sold primarily all of its accounts receivable to its factors without recourse.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4 - Investments

          The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than historical cost and evidence indicates that an investment’s carrying value may not be recoverable within a reasonable period of time. The fair value of the Company’s auction-rate securities (“marketable securities”) is determined utilizing an independent third-party valuation. The primary variables used in determining fair value include collateral, rating, insurance, credit risk and downgrade risk of the security. In the Company’s evaluation of its investments it also considered its ability and intent to hold the investment until the market price recovers, the reasons for the decline in fair value, the duration of the decline in fair value and expected future performance. Based on this evaluation, the Company recorded an other-than-temporary impairment of $1.0 million of its marketable securities, specifically due to decreases in the credit ratings of certain auction-rate securities, within Impairment of investments in the Consolidated Statements of Operations for the year ended December 31, 2009. The Company recorded an other-than-temporary impairment of $7.8 million consisting of marketable securities of $3.2 million and an investment in common stock of one of its licensees of $4.6 million within Impairment of investments in the Consolidated Statements of Operations during the year ended December 31, 2008.

          The following table presents gross unrealized gains/(losses) on, and estimated fair value of, the Company’s long-term investments as of December 31, 2009 and 2008:

			December 31, 2009

				Other than	Gross Unrealized

	Historical Cost	(2) Cost Basis	Estimated Fair Value	Temporary Impairment (1)	Gains	Losses

Auction-rate securities	$7,100,000	$3,392,000	$3,529,000	$(90,000)	$227,000	$—
Equity securities	5,338,000	717,000	3,365,000	—	2,648,000	—

Total	$12,438,000	$4,109,000	$6,894,000	$(90,000)	$2,875,000	$—

			December 31, 2008

	Historical	(2)	Estimated	Gross Unrealized

	Cost	Cost Basis	Fair Value	Gains	Losses

Auction-rate securities	$8,600,000	$5,085,000	$5,085,000	$—	—
Equity securities	5,338,000	717,000	899,000	182,000	—

Total	$13,938,000	$5,802,000	$5,984,000	$182,000	—

(1) The non-credit portion of the other-than-temporary impairment related to auction-rate securities are recorded in Accumulated other comprehensive income.

(2) The cost basis is historical cost less other-than-temporary impairment not reflected in Accumulated other comprehensive income.

          In accordance with accounting guidance issued and effective June 30, 2009, the Company recorded a balance sheet reclassification between Retained earnings and Accumulated other comprehensive income of $2.3 million related to the non-credit component of previous writedowns of auction-rate securities in the Consolidated Balance Sheets. As the result of the sale of one of its auction-rate securities during 2009, the Company recorded a realized loss of $0.4 million which had been previously reclassified to Accumulated other comprehensive income as well as a $0.1 million realized gain from the proceeds of the sale. The proceeds were $1.1 million with a cost basis of $1.0 million. The security was written down from a historical cost of $1.5 million through other-than-temporary impairments recorded prior to being sold. The Company also recorded a $0.7 million other-than-

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4 – Investments (continued)

temporary impairment of its remaining auction-rate securities during the year-ended December 31, 2009, which in aggregate resulted in the recording of a $1.0 million realized loss within Impairment of investments in the Consolidated Statements of Operations. In addition, the Company recorded a net unrealized gain of approximately $2.7 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively, primarily relating to its equity securities. Auction-rate securities are recorded as long-term within Investments and other in the Consolidated Balance Sheets at December 31, 2009 and 2008 based on the lack of an active credit market for investors to purchase and sell these investments.

Note 5 - Fair Value Measurement

          The Company’s financial assets, measured at fair value on a recurring basis, were as follows:

	Fair Value at December 31, 2009	Fair Value at December 31, 2008	Hierarchy

Investments	$3,365,000	$899,000	Level 1
Deferred compensation plans’ assets	$36,192,000	$32,909,000	Level 2
Marketable securities (auction-rate securities)	$3,529,000	$5,085,000	Level 3

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

          The following table presents the reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 inputs, marketable securities, specifically auction-rate securities, measured at fair value using observable inputs based on unobservable data in an inactive market as of December 31, 2009:

Beginning balance at January 1, 2009	$5,085,000
Realized gain included in Statement of Operations	107,000
Sale of marketable security (auction-rate security)	(1,068,000)
Unrealized gains recorded in other comprehensive income	227,000
Impairment charge recorded in other comprehensive income	(90,000)
Impairment charge included in Statement of Operations	(732,000)

Ending balance at December 31, 2009	$3,529,000

          The Company recorded an other-than-temporary impairment of $0.7 million and $0.3 million of its marketable securities, specifically auction-rate securities, within Impairment of investments in the Consolidated Statements of Operations for the year ended December 31, 2009 and 2007, respectively. For the year ended December 31, 2008, the Company recorded an other-than temporary impairment of $7.8 million consisting of marketable securities of $3.2 million and an investment in common stock of one of its licensees of $4.6 million within Impairment of investments in the Consolidated Statements of Operations.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6 - Property and Equipment

          Property and equipment consist of the following:

		December 31,
	Useful lives	2009	2008

Property and equipment—at cost:
Land		$5,462,000	$5,462,000
Building and building improvements	15-40 years	34,254,000	33,773,000
Furniture and fixtures	7 years	33,550,000	30,263,000
Machinery and equipment	3-7 years	27,131,000	26,568,000
Leasehold improvements	Up to 10 years	38,099,000	36,017,000

		138,496,000	132,083,000
Less accumulated depreciation and amortization		84,544,000	74,293,000

Net property and equipment		$53,952,000	$57,790,000

          Depreciation and amortization expense amounted to $9.4 million, $8.9 million and $11.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, and are classified within SG&A in the Consolidated Statements of Operations.

Note 7 – Impairment of Long-Lived Assets

          The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as measured by comparing the undiscounted future cash flows to the asset’s net book value. In 2009, 2008, and 2007, the Company recorded non-cash asset impairment charges of $6.5 million, $1.9 million and $10.6 million, respectively, related to its stores’ assets. In 2008, the Company recorded a non-cash asset impairment charge of $1.1 million for shop-in-shops’ build out costs. These impairment charges were recorded within Impairment of intangible and long-lived assets in the Consolidated Statements of Operations.

Note 8 - Intangible Assets

Intangible assets, primarily trademarks, consist of the following:

	December 31,
	2009	2008

Indefinite lived intangible assets	$5,000,000	$17,762,000

Finite lived intangible assets	3,789,000	3,022,000
Less accumulated amortization	(1,297,000)	(942,000)

Net finite lived intangible assets	2,492,000	2,080,000

Net intangible assets	$7,492,000	$19,842,000

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 - Intangible Assets (continued)

          Amortization expense amounted to $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, and are classified within SG&A in the Consolidated Statements of Operations. The weighted-average amortization period of intangible assets acquired in 2009 and 2008 is 16.5 years and 9.6 years, respectively. Amortization expense for the following five years is estimated to be as follows:

2010	$360,000
2011	344,000
2012	335,000
2013	306,000
2014	284,000

          The Company acquired the Le Tigre trademark and other intellectual property associated with the Le Tigre brand from Le Tigre, LLC for $18.5 million. The Company recorded the intellectual property in Intangible assets, net on the accompanying Consolidated Balance Sheets at fair value. Based on an independent appraisal, management allocated the majority of the $18.5 million paid as an indefinite lived intangible asset, which is not subject to amortization, and a nominal amount as a finite lived intangible asset, which is subject to amortization.

          In connection with its annual impairment review of the indefinite lived Le Tigre trademark as of December 31, 2009, management reviewed its business plan and internal forecasts along with its ability to enter into or expand agreements with its licensees or potential licensees and partners to determine if impairment indicators existed. The Company has expanded the brand internationally and domestically through retail outlets; however, the Company mutually agreed to not extend its two and a half year Le Tigre licensing agreement with JC Penney which prompted an impairment indicator. As such, the Company compared the fair value of the trademark to the carrying value. The Company, with the assistance of an independent appraiser, utilized a combination of the market approach and the royalty savings method under the income approach to estimate fair value. Based upon this review, the Company recorded an impairment charge of $12.8 million for the year ended December 31, 2009 within Impairment of intangible and long-lived assets in the Consolidated Statements of Operations within the Licensing segment.

          During 2009, the Company purchased the Gentle Souls footwear technology patent for $0.5 million. During 2008, the Company paid $0.5 million for the final cash payment related to the Gentle Souls trademark purchased in 2006.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 - Segment Reporting

          The Company has three reportable segments: Wholesale, Consumer Direct and Licensing. The Wholesale segment designs and sources a broad range of fashion footwear, handbags, accessories, and apparel and markets its products for sale to approximately 5,500 U.S. department and specialty store locations, to the Company’s Consumer Direct segment and international retailers. The Consumer Direct segment markets a broad selection of the Company’s branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full-priced retail stores, outlets and its e-commerce website (at website address www.kennethcole.com). The Licensing segment, through third-party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in approximately 30 apparel and accessories categories for men, women and children. The Company maintains control over quality, brand image and distribution of the licensees products. This segment primarily consists of royalties earned on the purchase and sale to foreign retailers, distributors, or to consumers in foreign countries and licensee sales to third parties of the Company’s trademarks and trade names. The Company’s reportable segments are business units that offer products to overlapping consumers through different channels of distribution. Each segment is managed separately, although planning, implementation and results across segments are reviewed internally by the executive management committee. The Company evaluates performance of each of its segments and allocates resources based on profit or loss before stock-based compensation expense, writedown of marketable securities, impairment of intangible and long-lived assets, unallocated corporate overhead and income taxes for each segment. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Intersegment sales between the Wholesale and Consumer Direct segments are eliminated in consolidation.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 - Segment Reporting (continued)

          Financial information of the Company’s reportable segments is as follows (dollars in thousands):

	Wholesale	Consumer Direct	Licensing	Totals

Year Ended December 31, 2009
Revenues	$201,420	$169,535	$39,445	$410,400
Intersegment revenues	35,210	—	—	35,210
Interest and other income, net	484	—	—	484
Depreciation expense	2,974	6,405	—	9,379
Segment (loss)/income (1) (2)	(8,807)	(19,982)	31,932	3,143
Impairment of intangible and long-lived assets	—	6,518	12,762	19,280
Segment assets (3)	160,270	48,007	39,980	248,257
Expenditures for long-lived assets	1,081	11,023	722	12,826

Year Ended December 31, 2008
Revenues	$267,151	$181,427	$43,759	$492,337
Intersegment revenues	40,458	—	—	40,458
Interest and other income, net	1,730	—	—	1,730
Depreciation expense	3,048	5,873	—	8,921
Segment (loss)/income (1) (2)	(8,484)	(18,662)	33,785	6,639
Impairment of long-lived assets	1,111	1,917	—	3,028
Segment assets (3)	196,024	55,071	62,340	313,435
Expenditures for long-lived assets	2,088	7,309	6,552	15,949

Year Ended December 31, 2007
Revenues	$290,768	$175,637	$44,315	$510,720
Intersegment revenues	27,804	—	—	27,804
Interest and income, net	5,366	—	—	5,366
Depreciation expense	3,575	8,145	73	11,793
Segment income/(loss) (1) (2)	13,544	(13,373)	36,655	36,826
Impairment of long-lived assets	—	10,564	—	10,564
Segment assets (3)	255,818	51,904	48,400	356,122
Expenditures for long-lived assets	1,309	9,364	13,268	23,941

(1)

Excludes stock-based compensation expense, writedown of marketable securities, impairment of intangible and long-lived assets, unallocated corporate overhead and income taxes. In 2009, the Company reclassified the impairment of long-lived assets from the Consumer Direct segment to an unallocated corporate charge. Amounts in 2008 and 2007 have been reclassified to conform to the 2009 presentation.

(2)	The Wholesale segment includes primarily all of the Company’s allocated corporate overhead.

(3)	The Wholesale segment includes corporate assets.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 - Segment Reporting (continued)

          The reconciliation of the Company’s reportable segment revenues and profit and loss are as follows (dollars in thousands):

Revenues	2009	2008	2007

Revenues for reportable segments	$410,400	$492,337	$510,720
Intersegment revenues	35,210	40,458	27,804
Elimination of intersegment revenues	(35,210)	(40,458)	(27,804)

Total consolidated revenues	$410,400	$492,337	$510,720

(Loss)/income
Total income for reportable segments (1)	$3,143	$6,639	$36,826
Elimination of stock-based compensation expense, writedown of marketable securities, impairment of intangible and long-lived assets and unallocated corporate overhead	(34,182)	(25,060)	(26,575)

Total (loss)/income before provision for/(benefit from) income taxes	$(31,039)	$(18,421)	$10,251

(1)	Excludes stock-based compensation expense, writedown of marketable securities, impairment of intangible and long-lived assets, unallocated corporate overhead and income taxes.

          Revenues from international customers were approximately 5.0%, 3.9%, and 3.0% of the Company’s consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 10 - Other Current Liabilities

          Other current liabilities consist of the following:

	December 31,
	2009	2008

Rent	$837,000	$989,000
Compensation	4,348,000	7,972,000
Customer credits	1,673,000	1,750,000
Other	921,000	958,000

Total other current liabilities	$7,779,000	$11,669,000

Note 11 - Benefit Plans

A. 401(k) Plan

          The Company’s 401(k) profit-sharing plan covers all domestic employees, subject to certain minimum age and length of service requirements who are permitted to contribute specified percentages of their salary up to the maximum permitted by the Internal Revenue Service. As defined in the 401(k) Plan document, the Company may make a matching and/or additional discretionary contribution. No additional discretionary contributions were made during 2009. Contributions to the plan for the years ended December 31, 2009, 2008 and 2007 were approximately $0.2 million, $0.5 million and $0.5 million, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 - Benefit Plans (continued)

B. Deferred compensation plans

          The Company has three nonqualified deferred compensation plans that are maintained primarily to provide deferred compensation benefits for the Company’s “highly compensated employees”, as defined. The Company accounts for the investments in the deferred compensation plans as trading securities. The unrealized gains and losses on the investments are recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations offset against the related deferred compensation accounts within the Consolidated Balance Sheets. The assets are included in Deferred compensation plans’ assets, and the related liabilities are included in Deferred compensation plans’ liabilities. The Company’s deferred compensation plans comply with regulation 409a of the Internal Revenue Code which regulates deferred compensation.

          The Kenneth Cole Productions, Inc. Deferred Compensation Plan is solely for the Company’s Chairman and Chief Creative Officer. During 2009, the Company’s Chairman and Chief Creative Officer did not defer any of his salary or bonus to the plan. Amounts deferred and invested under this plan, at his discretion, were $1.6 million and $2.0 million for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the Company has recorded the fair value of the related assets and a corresponding liability of $36.2 million and $32.9 million, respectively, for this plan. The assets are primarily comprised of interests in limited partnerships that invest in a variety of assets including publicly traded equity securities, debt securities and privately-held companies. The general partners that manage the limited partnerships determine the fair value of the plan’s investment by determining the net asset valuation in accordance with applicable accounting standards. The Company records the plan’s assets at their fair value as of the dates of the Consolidated Balance Sheets based upon the net asset valuation. Certain of these investments have short-term lockup provisions and redemption restrictions which require advance notice for redemption. Management does not believe that these short-term lockup provisions and redemption restrictions affect the Plan’s ability to transact redemptions at the net asset value. At December 31, 2009 and 2008 there are no unfunded commitments to the limited partnerships.

          The Kenneth Cole Productions, Inc. Nonqualified Deferred Compensation Plan (“Nonqual Plan”) provides for the Company, at its discretion, to fund the Nonqual Plan on behalf of qualified employees. Contributions by the Company are 100% vested at time of funding and the employee has the right to select various investment options. The employees are entitled to the assets based upon the returns of the various investments that they can elect. The Company has the right to invest in any funds it chooses. The Company has funded the Nonqual Plan with Company owned variable life insurance contracts. Amounts deferred under the plan were $0.1 million, $0.3 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the Company has recorded a liability of $0.8 million and $0.8 million, respectively, for this plan.

          The Supplemental Executive Retirement Plan (“SERP”) provides for the Company, at its discretion, to fund the SERP on behalf of qualified employees. Contributions by the Company are vested based upon the respective participants’ years of service, and the employee has the right to select various investment options. Employees are entitled to the assets based upon the returns of various investments they elect from the Company’s contributions that are vested. The Company has the right to invest in any funds at its discretion and has funded the SERP with Company owned variable life insurance contracts. As of December 31, 2009 and 2008, the Company has recorded a liability of $2.5 million and $2.0 million, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 - Benefit Plans (continued)

B. Deferred Compensation Plans (continued)

          The cash surrender value of the Nonqual Plan and SERP investments was $5.0 million and $4.4 million at December 31, 2009 and 2008, respectively.

          On January 1, 2008 the Company amended its SERP. Under the amended plan, benefits earned become 30% vested after 3 years of service, 60% vested after 6 years of service and 100% vested after 10 years of service or termination of service resulting from retirement, disability or death.

C. Employee Stock Purchase Plan

          The Company sponsors a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees, as defined, to participate in the purchase of designated shares of the Company’s Class A Common Stock at a price equal to 85% of the closing price at the end of each quarterly stock purchase period. For the years ended December 31, 2009, 2008 and 2007, employees purchased 25,135, 16,329, and 17,022 shares, respectively. Total shares purchased through December 31, 2009 were 152,938.

Note 12 - Stock–Based Compensation

          The Company’s 2004 Stock Incentive Plan (the “Plan”), as amended, authorizes the grant of options and restricted stock to employees for up to 9,320,162 shares of the Company’s Class A Common Stock, of which 2,965,274 are available for future grants. The Plan provides for the grant of stock options, restricted stock awards and other stock unit awards to directors, officers and other eligible employees. Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock option grants expire within 10 years and vest on a graded basis within two to four years from the date of grant. Restricted stock unit awards generally vest on a graded basis over a two to four year period or cliff vest after three years. All awards are expensed on a straight-line basis.

          The Company elected to use the modified perspective transition method to record stock-based compensation expense. All share-based payments to employees, including grants of employee stock options, are recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. Also, the realization of tax benefits in excess of amounts recognized for financial reporting purposes is recognized in the Consolidated Statements of Cash Flows as a financing activity. In addition, the Company’s ESPP is considered compensatory, as the ESPP contains a purchase price discount in excess of 5%.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 - Stock–Based Compensation (continued)

          The following table summarizes stock option activity for the years ended December 31, 2009, 2008 and 2007:

	Shares	Weighted- average exercise price per share

Outstanding as of December 31, 2006	2,118,885	$23.60

Granted	20,000	$23.75
Exercised	(308,800)	$13.88
Expired	(65,306)	$29.62
Forfeited	(10,000)	$23.85

Outstanding as of December 31, 2007	1,754,779	$25.08

Granted	881,500	$14.69
Exercised	(5,400)	$11.71
Expired	(173,949)	$24.96
Forfeited	(45,667)	$14.97

Outstanding as of December 31, 2008	2,411,263	$21.51

Granted	838,656	$6.71
Exercised	—	—
Expired	(186,508)	$19.53
Forfeited	(54,125)	$13.12

Outstanding as of December 31, 2009	3,009,286	$17.66

Exercisable as of December 31, 2009	1,938,552	$20.96

          The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $3.52, $4.98 and $10.18, respectively. The weighted-average remaining term for stock options outstanding and exercisable, as of December 31, 2009, was 6.0 and 4.4 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2009 was $2.4 million and $1.5 million, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $2.4 million, $1.5 million and $1.4 million, respectively.

          For the year ended December 31, 2009 there were no stock option exercises. The intrinsic value related to the exercise of stock options was approximately $20,000 and $2.9 million for the years ended December 31, 2008 and 2007, respectively, which was tax deductible. In addition, 368,242 treasury shares were re-issued for options exercised and restricted stock vested during the year ended December 31, 2007.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 - Stock–Based Compensation (continued)

          The following table summarizes restricted stock unit activity for the years ended December 31, 2009, 2008 and 2007.

Shares

Unvested as of January 1, 2007	566,103

Granted	305,044
Vested	(97,320)
Forfeited	(111,647)

Unvested as of December 31, 2007	662,180

Granted	329,455
Vested	(148,541)
Forfeited	(154,236)

Unvested as of December 31, 2008	688,858

Granted	161,272
Vested	(288,917)
Forfeited	(191,291)

Unvested as of December 31, 2009	369,922

Vested as of December 31, 2009	583,698

          The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2009, 2008 and 2007 was $7.21, $11.89 and $23.71, respectively. The total grant-date fair value of restricted shares vested during the years ended December 31, 2009, 2008 and 2007 was $7.0 million, $3.7 million and $2.6 million, respectively. The weighted-average remaining contractual term of unvested shares of restricted stock as of December 31, 2009 and 2008 was 1.6 years and 1.8 years, respectively.

          The following table summarizes the components of stock-based compensation expense, which is recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations, for the years ended December 31, 2009, 2008 and 2007.

	Year ended December 31,
	2009 (1)	2008	2007

Stock options	$2,461,000	$928,000	$1,714,000
Restricted stock units and employee stock purchase plan	4,094,000	4,217,000	5,532,000

Total stock-based compensation expense	$6,555,000	$5,145,000	$7,246,000

(1) In the first quarter of 2009, the Company’s Chairman and CEO elected to receive 100% and 50%, respectively, of their 2008 annual bonuses in stock options in lieu of cash which amounted to $1,167,000 during the year ended December 31, 2009. These amounts were accrued within payroll expense as of December 31, 2008.

          Tax benefits were attributed to the stock-based compensation expense. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits. This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 - Stock–Based Compensation (continued)

          The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on accounting guidance for share-based payments.

          The following table summarizes the assumptions used to compute the weighted-average fair value of stock option grants:

	Year Ended December 31,
	2009	2008	2007

Weighted-average volatility	54.7%	38.3%	45.0%
Risk-free interest rate	3.0% to 3.7%	4.0% to 4.1%	4.0% to 4.8%
Weighted-average dividend yield	—	2.5%	3.2%
Expected term	3-9 years	4-9 years	9 years

          The weighted-average volatility for the options granted during the years ended December 31, 2009, 2008, and 2007 was developed using historical volatility for periods equal to the expected term of the options. An increase in the weighted-average volatility assumption will increase stock compensation expense. The expected volatility used in the calculation of the Company’s stock-based compensation expense for the year ended December 31, 2009 ranged from 50.9% to 62.8%.

          The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

          The dividend yield is a ratio that estimates the expected dividend payments to shareholders. The dividend yield is calculated by using the dividends declared per share and the Company’s stock price on the date of grant. A decrease in the dividend yield will increase stock compensation expense. There was no dividend yield used in the calculation of stock-based compensation for 2009 as the Company did not issue dividends during the year ended December 31, 2009.

          The expected term of the stock option grants was developed after considering vesting schedules, life of the option, historical experience and estimates of future exercise behavior patterns. An increase in the expected holding period will increase stock compensation expense.

          The fair value of restricted stock was calculated by multiplying the Company’s stock price on the date of grant by the number of shares granted and is being amortized on a straight-line basis over the vesting periods for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates and by employee classification ranging from 0% to 100% for stock options, and 0% to 100% for restricted stock. Estimated forfeitures will continue to be reassessed in subsequent periods and may change based on new facts and circumstances.

          As of December 31, 2009, approximately $12.1 million of unrecognized stock compensation related to unvested stock options and restricted stock awards, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.1 years.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 - Advertising Costs

          The Company incurred advertising costs, including certain in-house marketing expenses, of $15.9 million, $20.7 million, and $19.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 14 - Income Taxes

          The components of (loss)/income before provision for/(benefit from) income taxes are as follows:

Year Ended December 31,	2009	2008	2007

Domestic	$(35,452,000)	$(26,328,000)	$3,286,000
International	4,413,000	7,907,000	6,965,000

	$(31,039,000)	$(18,421,000)	$10,251,000

          Significant items comprising the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008

Deferred tax assets:
Inventory allowances and capitalization	$2,576,000	$3,033,000
Allowance for doubtful accounts and sales allowances	446,000	894,000
Deferred rent	6,068,000	4,322,000
Deferred compensation	13,880,000	14,693,000
Depreciation and asset impairment	5,508,000	5,221,000
Stock-based compensation	3,269,000	3,383,000
Writedown of investments	2,645,000	3,132,000
Writedown of intangible asset	3,953,000	—
Deferred income, customer obligations, and other	2,672,000	2,895,000
Net operating loss carryforwards	5,840,000	5,472,000
Non-deductible accruals	909,000	792,000

Total deferred tax assets	47,766,000	43,837,000

Deferred tax liabilities:
Amortization of intangible assets	—	(471,000)
Unrealized gains on available-for-sale securities	(511,000)	(70,000)
Undistributed foreign earnings	(220,000)	(978,000)

Total deferred tax liabilities	(731,000)	(1,519,000)

Net deferred tax assets	47,035,000	42,318,000
Valuation allowances on net deferred tax assets	(46,126,000)	(3,132,000)

Net deferred tax assets	$909,000	$39,186,000

          As of December 31, 2009, the Company had federal net operating loss carryforwards of approximately $12.9 million that will expire in 2028, state net operating loss carryforwards of approximately $1.3 million that expire between 2021 and 2029 and foreign net operating loss carryforwards of $0.5 million that expire between 2016 and 2029.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 - Income Taxes (continued)

          As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately $13.5 million. In 2009, newly enacted government legislation extended the carryback period on losses for 2008 or 2009 to five years from two years. This legislation allowed the Company to carryback all of the 2008 net operating losses into prior periods that it was unable to previously and therefore, the Company has recorded a federal tax receivable of approximately $4.0 million in Prepaid and other current assets within the Consolidated Balance Sheets, with a corresponding reduction in deferred tax assets for the year ended December 31, 2009.

          As defined within income tax accounting guidance, deferred tax assets are reduced by a valuation allowance, if based on all available evidence, it is considered “more likely than not” that a portion or all of the recorded deferred tax assets will not realized in a future period. In determining “more likely than not” the Company reviews positive and negative evidence to evaluate the recovery of its deferred tax assets. Both positive and negative evidence was analyzed in determining the potential requirement for a valuation allowance on the Company’s deferred tax assets. The Company reviewed taxable income in prior carryback years if carryback is permitted under the tax law, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards for positive evidence. The Company then reviewed its results over the last three years, which resulted in a cumulative loss over such period. In accordance with income tax accounting guidance, a three-year historical cumulative loss is considered significant negative evidence and difficult to overcome in the absence of compelling positive evidence. As such, the Company concluded that it did not have enough positive evidence to outweigh the negative evidence of the three-year cumulative loss and therefore, the Company recorded a valuation allowance of approximately $43.6 million as of December 31, 2009. The Company also has a valuation allowance related to the writedown of investments due to the uncertainty of ultimately realizing theses future tax benefits. The establishment of the valuation allowances does not preclude the Company from using the net operating loss carryforwards or other deferred tax assets in the future.

          The provision for/(benefit from) income taxes consist of the following:

	December 31,
	2009	2008	2007

Current:
Federal	$623,000	$5,988,000	$13,045,000
State and local	495,000	376,000	414,000
Foreign	344,000	386,000	698,000

	1,462,000	6,750,000	14,157,000
Deferred:
Federal	25,779,000	(9,131,000)	(10,104,000)
State and local	4,965,000	(1,247,000)	(885,000)
Foreign	(7,000)	7,000	—

	30,737,000	(10,371,000)	(10,989,000)

	$32,199,000	$(3,621,000)	$3,168,000

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 - Income Taxes (continued)

          The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	(11.5)%	3.9%	0.7%
Adjustment to unrecognized tax benefits	0.4%	(3.2)%	(1.8)%
Valuation allowances	(125.8)%	(15.4)%	—
Other permanent differences	(1.9)%	(0.6)%	1.8%
Effect of rate changes	—	—	(4.8)%

	(103.8%)	19.7%	30.9%

          The Company’s policy on classification of interest and penalties on uncertain tax positions is to include these amounts in the provision for income taxes in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2009, the Company recognized a nominal tax expense for interest and penalties and a tax benefit of $0.3 million for the year ended December 31, 2008. Interest and penalties accrued at December 31, 2009 and 2008 were $1.2 million. The total amount of unrecognized tax benefits at December 31, 2009 and 2008 is approximately $1.6 million and $2.4 million, respectively, of which $1.0 million and $1.1 million would affect the Company’s effective tax rate if recognized. If settlements are effected in accordance with the Company’s expectations, the total unrecognized tax benefits could decrease by approximately $0.2 million within the next twelve months.

          Unrecognized tax benefits consist of the following:

	2009	2008

Balance as of January 1	$2,388,000	$2,423,000
Additions to current period positions	—	267,000
Additions for positions of prior years	44,000	1,040,000
Reductions for positions of prior years	—	—
Settlements with taxing authorities	(729,000)	(1,099,000)
Lapses of applicable statute of limitations	(112,000)	(243,000)

Balance as of December 31	$1,591,000	$2,388,000

          The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, local, and foreign jurisdictions. U.S. federal income tax returns have been examined through 2006. In addition, audits are currently being conducted for certain state and federal tax jurisdictions ranging from 2004 to 2007.

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

          The Company leases space for all of its 38 full-priced retail stores (aggregating approximately 178,000 square feet) and 72 outlets (aggregating approximately 300,000 square feet). Generally, the leases provide for an initial term of five to ten years and certain leases provide for renewal options permitting the Company to extend the term thereafter. Future minimum lease payments for non-cancelable leases with initial terms of one year or more consisted of the following at December 31, 2009:

2010	$26,380,000
2011	25,207,000
2012	23,315,000
2013	22,122,000
2014	17,507,000
Thereafter	29,309,000

Total minimum cash payments	$143,840,000

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

          Rent expense is as follows:

	2009	2008	2007

Minimum rent	$26,269,000	$25,563,000	$26,835,000
Contingent rent and other	8,505,000	8,570,000	8,414,000

Total rent expense	$34,774,000	$34,133,000	$35,249,000

B. Letters of credit

          The Company was contingently liable for $0.5 million and $2.6 million of open letters of credit as of December 31, 2009 and 2008, respectively. In addition, at December 31, 2009 and 2008, stand-by letters of credit amounted to approximately $0.7 million and $0.9 million, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15 - Commitments and Contingencies (continued)

C. Concentrations

          In the normal course of business, the Company sells to major department stores and specialty retailers and believes that its broad customer base will mitigate the impact that financial difficulties of any such retailers might have on the Company’s operations. The Company had no customer account for more than 10% of consolidated net sales for the years ended December 31, 2009, 2008 and 2007.

          The Company sources each of its product lines separately, based on the individual design, styling and quality specifications of such products. The Company primarily sources its products directly or indirectly through manufacturers in Italy and China. However, approximately 52% and 42% of total handbag purchases came from two manufacturers in China during the years ended December 31, 2009 and 2008, respectively. Approximately 41% of Kenneth Cole and Kenneth Cole Reaction men’s footwear purchases were from one manufacturer in China during the year ended December 31, 2009 and 40% were from two manufacturers in China during the year ended December 31, 2008, respectively. Approximately 62% and 61% of Kenneth Cole Reaction ladies’ footwear purchases were sourced through two Chinese manufacturers during the years ended December 31, 2009 and 2008, respectively. Approximately 74% and 42% of Unlisted ladies’ footwear purchases were sourced through one agent and one manufacturer in China during the years ended December 31, 2009 and 2008, respectively. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company’s production needs.

D. Lines of Credit Facilities

          On July 31, 2009, the Company amended its five-year senior unsecured revolving credit facility to convert it to a revolving senior secured asset based credit facility (the “Amended Facility”) to provide the Company with increased availability and strategic flexibility. Availability under the Amended Facility is $60 million, which may be increased to $85 million at the election of the Company upon the satisfaction of certain conditions, but may not exceed a borrowing base equal to a percentage of the Company’s accounts receivable and inventory.

          The Amended Facility terminates by its terms, and all amounts borrowed under the Amended Facility shall be due and payable, on December 20, 2011. The Amended Facility includes a $7.5 million sublimit for Swingline Loans and a $35 million aggregate sublimit for letters of credit, with a further sublimit of $15 million for standby letters of credit. Revolving loans under the Amended Facility may be base rate loans or Eurodollar loans, at the Company’s election. Base rate loans shall bear interest at a rate per annum equal to the sum of (i) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1% and (c) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%; plus (ii) 2.5%. Eurodollar loans shall bear interest at the Adjusted LIBO Rate, plus 3.5%. Borrowings under the Amended Facility would be secured by substantially all the assets of the Company and its domestic subsidiaries, including a pledge by the Company of its equity interest in each of its domestic subsidiaries. If availability under the Amended Facility is less than $10,000,000, the Company will be subject to a monthly fixed charge coverage ratio. The Amended Facility limits the Company’s ability to incur indebtedness or liens, its ability to enter into mergers or sell assets, its ability to change the nature of its business, and its ability to enter into certain guarantees. In addition, the Company may not declare or pay dividends if Availability under the Amended Facility is less than $10,000,000. The Amended Facility also contains customary events of default. Upon the occurrence of an event of default, the outstanding obligations under the Amended Facility may be accelerated and become immediately due and payable.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15 - Commitments and Contingencies (continued)

D. Lines of Credit Facilities (continued)

          During 2009, the Company incurred facility fees of approximately $0.1 million. In addition, the Company made payments of approximately $0.7 million for financing costs related to the Amended Facility. There were no outstanding advances under this agreement at December 31, 2009. Amounts available under the Amended Facility at December 31, 2009 were reduced by $1.2 million of standby and open letters of credit. The Company did not borrow under the Amended Facility during 2009. The Company had $22.8 million available to borrow as of December 31, 2009.

          Through July 30, 2009, the Company had a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”), with various lenders. During 2009 and 2008, the Company incurred facility fees of approximately $0.1 million and $0.1 million, respectively. There were no outstanding advances under this agreement. Amounts available under the Revolving Credit Facility at December 31, 2008 were reduced by $3.5 million of standby and open letters of credit. The Company had no availability under the Revolving Credit Facility during 2008 and through its termination in 2009.

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

C. Common Stock Repurchase

          In 2008, the Company’s Board of Directors increased the authorization for the Company’s common stock repurchase plan by approximately 4,000,000 shares to an aggregate of 9,388,400 of shares of Class A common stock. During 2009, the Company did not repurchase shares and during 2008, repurchased 1,619,200 of its shares at an aggregate price of $24.4 million. The Company had 3,072,800 shares available for repurchase as of December 31, 2009 and 2008, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17 - Related Party Transactions

          The Company had an exclusive license agreement with Iconix Brand Group, Inc. and its trademark holding company, IP Holdings, LLC (“Iconix”), to use the Bongo trademark in connection with the manufacture, sale and distribution of women’s, men’s and children’s footwear in certain territories.The Chairman and Chief Executive Officer of Iconix is the brother of the Company’s Chairman and Chief Creative Officer. The term of the agreement was through December 31, 2010. During 2009, the Company terminated the agreement effective December 31, 2009 which eliminates any future obligations for 2010. Management believes that the license agreement with Iconix was entered into at arm’s-length. The Company was obligated to pay Iconix a percentage of net sales based upon the terms of the agreement. The Company recorded approximately $0.2 million, $1.1 million and $1.1 million in aggregate royalty and advertising expense under the agreement for the years ended December 31, 2009, 2008 and 2007, respectively.

          The Company recorded expenses of approximately $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company’s Chairman and Chief Creative Officer. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Note 18 - New Accounting Pronouncements

          In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 adds new requirements for disclosures of significant transfers into and out of Levels 1, 2 and 3 of the fair value hierarchy, the reasons for the transfers and the policy for determining when transfers are recognized. ASU 2010-06 also adds new requirements for disclosures about purchases, sales, issuances and settlements on a gross rather than net basis relating to the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. ASU 2010-06 is effective January 1, 2010 except for the requirements to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis which are effective January 1, 2011. The Company will adopt the update on January 1, 2010 and has determined that it will not have a material impact on the Company’s consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19 - Quarterly Financial Data (Unaudited)

          Summarized quarterly financial data for 2009 and 2008 appear below (in thousands, except per share and dividend data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)

2009
Net sales	$94,374	$84,748	$93,336	$98,497
Royalty revenue	9,001	9,152	10,416	10,876
Net revenues	103,375	93,900	103,752	109,373
Gross profit	35,072	39,813	44,881	51,238
Operating (loss)/income	(12,601)	(5,152)	286	(13,018)
Net (loss)/income	(8,168)	(3,266)	186	(51,990)
(Loss)/earnings per share basic	$(0.46)	$(0.18)	$0.01	$(2.88)
(Loss)/earnings per share diluted	$(0.46)	$(0.18)	$0.01	$(2.88)
Dividends declared	—	—	—	—

2008
Net sales	$112,615	$100,893	$120,161	$114,909
Royalty revenue	9,882	10,258	11,947	11,672
Net revenues	122,497	111,151	132,108	126,581
Gross profit	50,227	46,044	54,351	48,263
Operating income/(loss)	1,112	(3,058)	2,455	(12,820)
Net income/(loss)	807	(2,052)	(1,554)	(12,001)
Earnings/(loss) per share basic	$0.04	$(0.11)	$(0.09)	$(0.67)
Earnings/(loss) per share diluted	$0.04	$(0.11)	$(0.09)	$(0.67)
Dividends declared	$0.09	$0.09	$0.09	$0.09

(1) The Company recorded a $19.3 million impairment of intangible and long-lived assets and a $43.6 million valuation allowance during the fourth quarter of 2009. The Company recorded a $3.0 million impairment of long-lived assets and a $3.1 million valuation allowance during the fourth quarter of 2008.

Kenneth Cole Productions, Inc.
Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2009, 2008 and 2007

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Year ended December 31, 2009
Allowance for doubtful accounts	$(1,061,000)	$320,000	$555,000	$(186,000)
Reserve for returns and sales allowances	(10,117,000)	(23,619,000)	25,467,000	(8,269,000)

	$(11,178,000)	$(23,299,000)	$26,022,000	$(8,455,000)

Year ended December 31, 2008
Allowance for doubtful accounts	$(230,000)	$(1,309,000)	$478,000	$(1,061,000)
Reserve for returns and sales allowances	(11,456,000)	(29,981,000)	31,320,000	(10,117,000)

	$(11,686,000)	$(31,290,000)	$31,798,000	$(11,178,000)

Year ended December 31, 2007
Allowance for doubtful accounts	$(249,000)	$(188,000)	$207,000	$(230,000)
Reserve for returns and sales allowances	(9,736,000)	(24,770,000)	23,050,000	(11,456,000)

	$(9,985,000)	$(24,958,000)	$23,257,000	$(11,686,000)

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNETH COLE PRODUCTIONS, INC.
By:	/s/ JILL GRANOFF

Jill Granoff
Chief Executive Officer

Date: March 8, 2010

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	KENNETH D. COLE	Chairman of the Board and Chief Creative Officer	March 8, 2010

Kenneth D. Cole

/s/	JILL GRANOFF	Chief Executive Officer	March 8, 2010

Jill Granoff

/s/	DAVID P. EDELMAN	Chief Financial Officer	March 8, 2010

David P. Edelman

/s/	MICHAEL J. BLITZER	Director	March 8, 2010

Michael J. Blitzer

/s/	MARTIN E. FRANKLIN	Director	March 8, 2010

Martin E. Franklin

/s/	ROBERT C. GRAYSON	Director	March 8, 2010

Robert C. Grayson

/s/	DENIS F. KELLY	Director	March 8, 2010

Denis F. Kelly

/s/	PHILIP R. PELLER	Director	March 8, 2010

Philip R. Peller