Form 10-Q
period 2010-03-31
COLE KENNETH PRODUCTIONS INC
filed 2010-05-07
CIK 921691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer (  )   Accelerated filer (  ) Non-accelerated filer (X) (Do not check if a smaller reporting company) Smaller reporting company (  ).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	May 4, 2010
Class A Common Stock ($.01 par value)	10,086,571
Class B Common Stock ($.01 par value)	8,010,497

Kenneth Cole Productions, Inc.

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$ 66,302,000	$ 68,505,000
Due from factors	1,823,000	743,000
Accounts receivable, net	41,787,000	29,461,000
Inventories	35,246,000	29,080,000
Prepaid expenses and other current assets	4,190,000	8,809,000
Total current assets	149,348,000	136,598,000

Property and equipment, at cost, less accumulated depreciation and amortization	52,006,000	53,952,000

Other assets:
Intangible assets, net	7,483,000	7,492,000
Deferred taxes, net	1,242,000	909,000
Investments and other	6,170,000	8,136,000
Deferred compensation plans’ assets	41,666,000	41,170,000
Total other assets	56,561,000	57,707,000

Total Assets	$257,915,000	$248,257,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(Unaudited)

	March 31, 2010	December 31, 2009
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$40,964,000	$ 36,336,000
Other current liabilities	7,162,000	7,779,000
Deferred income	7,458,000	3,799,000
Income taxes payable	62,000	73,000
Total current liabilities	55,646,000	47,987,000

Accrued rent and other long-term liabilities	16,890,000	17,501,000
Deferred compensation plans’ liabilities	40,374,000	39,477,000

Commitments and contingencies

Shareholders’ Equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized, none outstanding	--	--
Class A Common Stock, par value $.01, 40,000,000 shares authorized; 15,939,295 and 15,933,282 issued as of March 31, 2010 and December 31, 2009, respectively	159,000	159,000
Class B Convertible Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	80,000	80,000
Additional paid-in capital	108,591,000	107,452,000
Accumulated other comprehensive income	89,000	1,346,000
Retained earnings	161,007,000	159,176,000
	269,926,000	268,213,000
Class A Common Stock in treasury, at cost, 5,855,550 shares as of March 31, 2010 and December 31, 2009, respectively	(124,921,000)	(124,921,000)
Total shareholders’ equity	145,005,000	143,292,000

Total Liabilities and Shareholders’ Equity	$257,915,000	$248,257,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales	$ 99,393,000	$ 94,374,000
Royalty revenue	10,119,000	9,001,000
Net revenues	109,512,000	103,375,000
Cost of goods sold	63,962,000	68,303,000
Gross profit	45,550,000	35,072,000

Selling, general and administrative expenses	44,580,000	47,673,000
Operating income/(loss)	970,000	(12,601,000)
Interest and other income, net	967,000	206,000
Impairment of investments	(20,000)	(399,000)
Income/(loss) before provision for/(benefit from) income taxes	1,917,000	(12,794,000)
Provision for/(benefit from) income taxes	85,000	(4,626,000)
Net income/(loss)	$ 1,832,000	$ (8,168,000)

Earnings/(loss) per share:
Basic	$0.10	$(0.46)
Diluted	$0.10	$(0.46)

Dividends declared per share	--	--

Shares used to compute earnings/(loss) per share:
Basic	18,092,000	17,889,000
Diluted	18,484,000	17,889,000

                       See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated Other		Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Retained Earnings	Number of Shares	Amount	Total
Shareholders’ equity January 1, 2010	15,933,282	$159,000	8,010,497	$80,000	$107,452,000	$1,346,000	$159,176,000	(5,855,550)	$(124,921,000)	$143,292,000
Net income							1,832,000			1,832,000
Other-than-temporary impairment for non-credit component of impaired securities						10,000				10,000
Translation adjustment for foreign currency						102,000				102,000
Reduction in unrealized gain on available-for-sale securities						(1,369,000)				(1,369,000)
Comprehensive income										575,000
Stock-based compensation expense					1,134,000					1,134,000
Issuance of restricted stock and related tax benefits	4,022				(4,000)					(4,000)
Shares surrendered by employees to pay taxes on restricted stock	(1,749)				(22,000)					(22,000)
Issuance of Class A Common Stock from ESPP	3,740				31,000					31,000
Dividends associated with vesting of restricted stock							(1,000)			(1,000)
Shareholders’ equity March 31, 2010	15,939,295	$159,000	8,010,497	$80,000	$108,591,000	$89,000	$161,007,000	(5,855,550)	$(124,921,000)	$145,005,000

See accompanying notes to condensed consolidated financial statements.

 Kenneth Cole Productions, Inc. and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

  (Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows used in operating activities
Net income/(loss)	$ 1,832,000	$ (8,168,000)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	2,172,000	2,387,000
Provision for doubtful accounts	(43,000)	17,000
Benefit from deferred taxes	(337,000)	(4,541,000)
Unrealized loss/(gain) from investments	101,000	(355,000)
Writedown of investments	2,000	399,000
Stock-based compensation expense	1,134,000	2,526,000
Tax benefit from stock option exercises and restricted stock vested	(19,000)	(9,000)
Changes in operating assets and liabilities:
(Increase)/decrease in due from factors	(1,080,000)	6,477,000
Increase in accounts receivable	(12,283,000)	(12,516,000)
Increase in inventories	(6,166,000)	(778,000)
Decrease/(increase) in prepaid expenses and other current assets	4,634,000	(1,107,000)
Increase in other assets	(1,043,000)	(77,000)
Increase in accounts payable and accrued expenses	4,628,000	4,632,000
Increase/(decrease) in deferred income and other current liabilities	3,105,000	(4,236,000)
(Decrease)/increase in income taxes payable	(11,000)	203,000
Increase/(decrease) in other long-term liabilities	286,000	(345,000)
Net cash used in operating activities	(3,088,000)	(15,491,000)
Cash flows provided by/(used in) investing activities
Acquisition of property and equipment	(129,000)	(2,354,000)
Proceeds from sale of investments	1,055,000	--
Purchase of intangible assets	(88,000)	(556,000)
Net cash provided by/(used in) investing activities	838,000	(2,910,000)
Cash flows provided by financing activities
Shares surrendered by employees to pay taxes on restricted stock	(22,000)	(8,000)
Proceeds from employee stock purchase plan	31,000	46,000
Dividends associated with vesting of restricted stock	(1,000)	(2,000)
Net cash provided by financing activities	8,000	36,000
Effect of exchange rate changes on cash	39,000	(6,000)
Net decrease in cash	(2,203,000)	(18,371,000)
Cash and cash equivalents, beginning of period	68,505,000	64,704,000
Cash and cash equivalents, end of period	$ 66,302,000	$ 46,333,000
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ 5,000	$ 15,000
Income taxes (refunded)/paid, net	$ (4,012,000)	$ 945,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Kenneth Cole Productions, Inc. and its subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain items contained in these financial statements are based on estimates. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all significant adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company’s Consolidated Balance Sheet at December 31, 2009, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.  Stock-Based Compensation

The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock options, restricted stock, and other equity-based awards.

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock option grants expire within 10 years and generally vest on a graded basis within two to four years from the date of grant. Restricted stock unit awards generally vest on a graded basis over a three to four year period or cliff vest after three years. During the three months ended March 31, 2009, the Company granted 343,672 stock options for the Company’s Chairman and CEO who elected to receive 100% and 50%, respectively, of their 2008 annual bonuses in stock options in lieu of cash. The Company granted 6,000 stock options during the three months ended March 31, 2010. The Company did not grant shares of restricted stock during the three months ended March 31, 2010 and 2009. Stock options outstanding and unvested restricted stock amounted to 2,797,395 and 365,382 shares, respectively, as of March 31, 2010.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.  Stock-Based Compensation (continued)

The following table summarizes the components of stock-based compensation expense for the three months ended March 31, 2010 and 2009, all of which is included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2010	2009
Stock options (1)	$ 353,000	$ 1,441,000
Restricted stock units and employee stock purchase plan	781,000	1,085,000
Total stock-based compensation expense	$ 1,134,000	$ 2,526,000
_____________

(1)  The Company’s Chairman and CEO elected to receive 100% and 50%, respectively, of their 2008 annual bonuses in stock options in lieu of cash which amounted to $1,167,000 during the three months ended March 31, 2009. These amounts were accrued within payroll expense as of December 31, 2008.

The fair value of stock options was estimated using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to compute the weighted-average fair value of stock option grants for the three months ended March 31, 2010 and 2009:

	2010	2009
Weighted-average volatility	64.2%	53.6%
Risk-free interest rate	3.7%	3.0%
Weighted-average dividend yield	0%	0%
Expected term	3 years	9 years

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

As of March 31, 2010, approximately $4.7 million of unrecognized stock compensation expense related to unvested stock options and restricted stock awards, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.0 years, compared to approximately $7.4 million of unrecognized stock compensation expense as of March 31, 2009.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.

Earnings/(loss) Per Share

Basic earnings/(loss) per share is calculated by dividing net income/(loss) by weighted-average common shares outstanding. Diluted earnings/(loss) per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities under the Company’s stock incentive plans. Dilutive securities, which include stock options and restricted stock, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted-average shares outstanding for the period. Stock options and restricted stock outstanding for the three months ended March 31, 2010 in an aggregate amount of 2,105,000 have been excluded in the diluted per share calculation as the impact would be antidilutive. All stock options and restricted stock outstanding as of March 31, 2009 have been excluded in the diluted per share calculation as the impact would be antidilutive. The shares used to calculate basic and diluted earnings/(loss) per common share consists of the following:

Three months ended

March 31,

	2010	2009
Weighted-average common shares outstanding	18,092,000	17,889,000
Effect of dilutive securities:
Restricted stock & employee stock purchase plan	219,000	--
Stock options	173,000	--
Weighted-average common
shares outstanding and common
share equivalents	18,484,000	17,889,000

4.

Investments

The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value may not be recoverable within a reasonable period of time. In the Company’s evaluation of its investments it also considered its ability and intent to hold the investment until the market price recovers, the reasons for the decline in fair value, the duration of the decline in fair value and expected future performance. Based on this evaluation, the Company recorded an other-than-temporary impairment of investments of $20,000 related to auction-rate securities within Impairment of investments in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2010.

During the three months ended March 31, 2010, the Company sold a portion of its equity investments. The cost basis of the equity investment sold was $0.2 million. The proceeds from the sale were $1.0 million, resulting in a net realized gain of $0.8 million, which is recorded in Interest and other income, net in the Condensed Consolidated Statements of Operations.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.

Investments (continued)

The following table presents gross unrealized gains on, and estimated fair value of, the Company’s long-term investments as of March 31, 2010 and December 31, 2009:

			March 31, 2010
	Historical Cost	(2) Cost Basis	Estimated Fair Value	Other than Temporary Impairment (1)	Gross Unrealized
					Gains	Losses
Auction-rate securities	$ 7,100,000	$3,372,000	$3,426,000	$(80,000)	$ 134,000	--
Equity securities	5,128,000	508,000	1,569,000	--	1,061,000	--
Total	$12,228,000	$3,880,000	$4,995,000	$(80,000)	$1,195,000	--
			December 31, 2009
	Historical Cost	(2) Cost Basis	Estimated Fair Value	Other than Temporary Impairment (1)	Gross Unrealized
					Gains	Losses
Auction-rate securities	$ 7,100,000	$3,392,000	$3,529,000	$(90,000)	$ 227,000	--
Equity securities	5,338,000	717,000	3,365,000	--	2,648,000	--
Total	$12,438,000	$4,109,000	$6,894,000	$(90,000)	$2,875,000	--

(1)  The non-credit portion of the other-than-temporary impairment related to auction-rate securities are recorded in Accumulated other comprehensive income.

(2) The cost basis is historical cost less other-than-temporary impairment charged to income.

5.

Fair Value Measurement

The Company’s financial assets, measured at fair value on a recurring basis, were as follows:

	Fair Value at March 31, 2010	Fair Value at December 31, 2009	Hierarchy
Investments	$ 1,569,000	$ 3,365,000	Level 1
Deferred compensation plans’ assets	36,908,000	36,192,000	Level 2
Auction-rate securities	3,426,000	3,529,000	Level 3

A Level 1 hierarchy represents a fair value that is derived from unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. A Level 2 hierarchy represents a fair value that is derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The assets are primarily comprised of interests in limited partnerships that invest in a variety of assets including publicly traded equity securities, debt securities and privately-held companies. The general partners that manage the limited partnerships determine the fair value of the plan’s investment by determining the net asset valuation in accordance with applicable accounting standards. Certain of these investments have short-term lockup provisions and redemption restrictions which require advance notice for redemption. Management does not believe that these short-term lockup provisions and redemption restrictions affect the Plan’s ability to transact redemptions at the net asset value. A Level 3 hierarchy represents a fair value that is derived from inputs that are unobservable or from observable inputs based on unobservable data in an inactive market. The fair value of the Company’s auction-rate securities is determined from an independent third-party valuation. The primary variables used in determining fair value include collateral, rating, insurance, credit risk and downgrade risk of the security.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.

Fair Value Measurement (continued)

The following table presents the reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 inputs, auction-rate securities, measured at fair value using observable inputs based on unobservable data in an inactive market for the three months ended March 31, 2010:

Beginning balance at January 1, 2010	$3,529,000
Unrealized loss recorded in Accumulated other comprehensive income	(93,000)
Impairment charge recorded in Accumulated other comprehensive income	(8,000)
Impairment charge included in Statement of Operations	(2,000)
Ending balance at March 31, 2010	$3,426,000

The Company recorded a $20,000 and a $0.4 million writedown in its auction-rate securities within Impairment of investments in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2010 and 2009, respectively.

6.

Comprehensive Income/(loss)

Comprehensive income/(loss) is comprised of net income/(loss), the effect of foreign currency translation and changes in unrealized gains and losses on available-for-sale securities.  Comprehensive income for the three months ended March 31, 2010 amounted to $0.6 million.  Comprehensive loss for the three months ended March 31, 2009 amounted to $7.9 million.

7.

Segment Information

The Company has three reportable segments: Wholesale, Consumer Direct and Licensing. The Wholesale segment designs and sources a broad range of fashion footwear, handbags, accessories, and apparel and markets its products for sale to approximately 5,500 U.S. department and specialty store locations, to the Company’s Consumer Direct segment and international retailers. The Consumer Direct segment markets a broad selection of the Company’s branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full-priced retail stores, outlets and its e-commerce website (at website address www.kennethcole.com). The Licensing segment, through third-party licensee agreements, has evolved the Company from a footwear resource to a diverse lifestyle brand competing effectively in approximately 30 apparel and accessories categories for men, women and children. The Company maintains control over quality, brand image and distribution of the licensees’ products. The segment consists of royalties earned on licensee sales to third parties of products bearing the Company’s trademarks and trade names and on the purchase and sale to foreign retailers, distributors, or to consumers in foreign countries. The Company’s reportable segments are business units that offer products to overlapping consumers through different channels of distribution. Each segment is managed separately, although planning, implementation and results across segments are reviewed internally by the executive management committee. The Company evaluates performance of each of its segments and allocates resources based on profit or loss before stock-based compensation expense, writedown of marketable securities, impairment of intangible and long-lived assets, unallocated corporate overhead and income taxes for each segment. Intersegment sales between the Wholesale and Consumer Direct segments are eliminated in consolidation.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.

Segment Information (continued)

Financial information of the Company’s reportable segments is as follows (in thousands):

	Three Months Ended March 31, 2010
	Wholesale	Consumer Direct	Licensing	Totals
Revenue from external customers	$ 62,435	$ 36,958	$ 10,119	$ 109,512
Intersegment revenues	7,750	--	--	7,750
Segment income/(loss) (1) (2)	2,152	(5,056)	7,812	4,908
Segment assets (3)	170,802	48,059	39,158	258,019

	Three Months Ended March 31, 2009
	Wholesale	Consumer Direct	Licensing	Totals
Revenue from external customers	$ 61,658	$ 32,716	$ 9,001	$103,375
Intersegment revenues	9,150	--	--	9,150
Segment (loss)/income (1) (2)	(3,739)	(11,537)	7,016	(8,260)
Segment assets (3)	195,897	55,229	57,314	308,440

_________________

(1)

Excludes stock-based compensation expense, writedown of marketable securities, unallocated corporate overhead and income taxes.

(2)

The Wholesale segment includes primarily all of the Company’s allocated corporate overhead.

(3)

The Wholesale segment includes corporate assets.

The reconciliation of the Company’s reportable segment revenues and income/(loss) are as follows (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenues
Revenues for reportable segments	$109,512	$103,375
Intersegment revenues	7,750	9,150
Elimination of intersegment revenues	(7,750)	(9,150)
Total consolidated revenues	$109,512	$103,375

Income/(loss)
Total income/(loss) for reportable segments (1)	$ 4,908	$(8,260)
Adjustment for stock-based compensation expense, writedown of marketable securities and unallocated corporate overhead	(2,991)	(4,534)
Total income/(loss) before provision for/(benefit from) income taxes	$ 1,917	$(12,794)

____________________

(1)

Excludes stock-based compensation expense, writedown of marketable securities, unallocated corporate overhead and income taxes.

Revenues from international customers were approximately 7.3% and 5.0% of the Company’s consolidated revenues for the three months ended March 31, 2010 and 2009, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.

Income Taxes

During the three months ended March 31, 2010 the Company reversed a portion of the deferred tax valuation allowance established during 2009 which offset substantially all of the Company’s federal income tax expense.

During the three months ended March 31, 2010, the Company received a Federal tax refund of $4.0 million applicable to a prior year operating loss carryback (as a consequence of legislation enacted in 2009).

9.

Related Party Transaction

The Company recorded expenses of approximately $51,000 and $43,000 for the three months ended March 31, 2010 and 2009, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company’s Chairman and Chief Creative Officer. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

10.

New Accounting Pronouncement

In January 2010, the FASB issued further guidance under ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company expects that ASC 820 will not have a material impact on the Company’s consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

The statements contained in this report which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding the Company’s anticipated results or level of business for 2010 or any other future period, may be deemed to constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including, but not limited to, demand and competition for the Company’s products, the ability to enter into new licensee agreements, to maintain and renew existing licensing agreements, to open new stores, changes in consumer preferences or fashion trends, events causing disruption in product shipment, change in import regulations, dependence on certain large customers, changes in the Company’s relationships with vendors and other resources, the launching or prospective development of new business initiatives, future licensee sales growth, gross margins, store expansion, renovation and openings, changes in distribution centers, and the implementation of management information systems. The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company’s reports and registration statements filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

Update on Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a summary of the Company’s significant accounting policies, see the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements. The Company offers, through these agreements, a lifestyle collection of men’s product categories, including tailored clothing, dress shirts, dress pants, neckwear, outerwear, sleepwear, socks, underwear, belts, sunglasses, prescription eyewear, watches, fragrance, jewelry, business cases and small leather goods. Women’s product categories currently being sold pursuant to license agreements include sportswear, outerwear, swimwear, sleepwear, small leather goods, belts, sunglasses, prescription eyewear, watches, jewelry and fragrance. In addition, the Company licenses its luggage and children’s apparel.

The Company recorded net revenues of $109.5 million for the three months ended March 31, 2010. Diluted earnings per share were $0.10 for the three months ended March 31, 2010 as compared to a diluted loss per share of $(0.46) for the three months ended March 31, 2009. First quarter diluted earnings per share for 2010 included $0.05 related to the gain on the sale of a portion of an equity investment while the year-ago period included $(0.05) related to restructuring and other unusual charges. Cash and cash equivalents were $66.3 million at March 31, 2010 versus $46.3 million at March 31, 2009 and the Company has no long-term debt. In addition, the Company decreased its inventory 20.0% through disciplined inventory management as compared to March 31, 2009.

Results of Operations

The following table sets forth the Company’s Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of net revenues for the three months ended March 31, 2010 and March 31, 2009.

	Three Months Ended March 31,
	2010		2009
Net sales	$99,393	90.8%	$ 94,374	91.3%
Royalty revenue	10,119	9.2	9,001	8.7
Net revenues	109,512	100.0	103,375	100.0
Gross profit (1)	45,550	41.6	35,072	33.9
Selling, general & administrative expenses	44,580	40.7	47,673	46.1
Operating income/(loss)	970	0.9	(12,601)	(12.2)
Interest and other income, net	967	0.9	206	0.2
Impairment of investments	(20)	0.0	(399)	(0.4)
Income/(loss) before income taxes	1,917	1.8	(12,794)	(12.4)
Income tax expense/(benefit)	85	0.1	(4,626)	(4.5)
Net income/(loss)	$1,832	1.7%	$ (8,168)	(7.9)%

_______________________

(1)

Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

REVENUES:  Net revenues increased 5.9%, or $6.1 million, to $109.5 million for the three months ended March 31, 2010 from $103.4 million for the three months ended March 31, 2009. The increase in revenues occurred in each of the Company’s business segments.

NET SALES: Wholesale net sales (excluding sales to the Company’s Consumer Direct business segment) increased 1.3%, or $0.7 million, to $62.4 million for the three months ended March 31, 2010 from $61.7 million for the three months ended March 31, 2009. The increase was primarily attributable to an increase in sales within the handbag and international divisions partially offset by the exiting of its Bongo and Tribeca footwear business. Excluding the sales of Bongo and Tribeca Wholesale net sales would have increased 6.8%, or $3.9 million, to $62.4 million for the three months ended March 31, 2010 from $58.5 million for the three months ended March 31, 2009.

Net sales in the Company’s Consumer Direct segment increased 13.0%, or $4.3 million, to $37.0 million for the three months ended March 31, 2010 from $32.7 million for the three months ended March 31, 2009. Comparable store sales increased 5.6%, or $1.5 million, while 2010 sales for stores not open for all of 2009, increased by $2.4 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Comparable stores are defined as new stores that are open for longer than thirteen months. A store that stops operations is included in the comparable sales calculation through the date of closing. The Company did not open or close any stores during the three months ended March 31, 2010 as compared to opening one Company Store (“outlet”) and closing two full-priced retail stores during the three months ended March 31, 2009.

LICENSING REVENUE:  Royalty revenue increased 12.4%, or $1.1 million, to $10.1 million for the three months ended March 31, 2010 from $9.0 million for the three months ended March 31, 2009. The increase in licensing revenues was primarily attributable to an increase in contractual minimums. In addition, more than 80% of the Company’s licensees reported sales increases for the three months ended March 31, 2010 versus the comparable period.

GROSS PROFIT:  Consolidated gross profit, as a percentage of net revenues, increased to 41.6% for the three months ended March 31, 2010 from 33.9% for the three months ended March 31, 2009. The 770 basis point increase was attributable to increases in both Wholesale and Consumer Direct segments primarily from enhanced product and merchandise assortments, disciplined inventory management, better sell-through and less promotion. In addition, the increase as a percentage of net revenues was also due to revenue mix shifting to the Consumer Direct and Licensing segments. The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had increased revenues as a percentage of net revenues to 33.8% for the three months ended March 31, 2010 compared to 31.7% for the three months ended March 31, 2009, while the Wholesale segment revenues, as a percentage of net revenues, decreased to 57.0% for the three months ended March 31, 2010 from 59.6% for the three months ended March 31, 2009. The revenues in the Licensing segment, which carries nominal cost of goods sold, increased, as a percentage of revenues, to 9.2% for the three months ended March 31, 2010 compared to 8.7% for the three months ended March 31, 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  Selling, general and administrative (“SG&A”) expenses, including warehousing and receiving expenses, as a percentage of net revenues, improved 540 basis points to 40.7% for the three months ended March 31, 2010 as compared to 46.1% for the three months ended March 31, 2009 as the Company gained leverage from greater revenues. In addition, total SG&A decreased $3.1 million to $44.6 million for the three months ended March 31, 2010 from $47.7 million for the three months ended March 31, 2009. The decrease in SG&A expenses was primarily attributable to cost reduction programs and lower shipping and handling costs. The Company achieved this reduction despite additional expenses associated with operating 15 net new stores versus the prior year period.

INTEREST AND OTHER INCOME, NET:  Interest and other income, net increased $0.8 million to approximately $1.0 million for the three months ended March 31, 2010 as compared to $0.2 million for the three months ended March 31,

2009. The increase is primarily due to the gain on the sale of a portion of the Company’s equity investments of approximately $0.8 million.

INCOME TAXES:  The Company’s effective tax rate was 4.4% for the three months ended March 31, 2010 compared to 36.2% for the three months ended March 31, 2009. The change in the Company’s effective tax rate is primarily a result of a reversal of a portion of the deferred tax valuation allowance established by the Company during 2009 which offset substantially all of the Company’s federal income tax expense for the three months ended March 31, 2010.

NET INCOME/(LOSS):  As a result of the foregoing, the Company recorded net income of $1.8 million or 1.7% of net revenues for the three months ended March 31, 2010 as compared to a net loss of $(8.2) million, or (7.9%) of net revenues for the three months ended March 31, 2009.

New Accounting Pronouncement

In January 2010, the FASB issued further guidance under ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company expects that ASC 820 will not have a material impact on the Company’s consolidated financial statements.

Related Party Transaction

The Company recorded expenses of approximately $51,000 and $43,000 for the three months ended March 31, 2010 and 2009, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company’s Chairman and Chief Creative Officer. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Liquidity and Capital Resources

As of March 31, 2010, the Company had $66.3 million in cash and cash equivalents, which consist primarily of government money market funds. The Company uses cash from operations as the primary source of financing for its capital expenditures and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its wholesale customers and its retail stores, and the level of inventory, accounts receivable and due from factors’ balances. At March 31, 2010 and December 31, 2009, working capital was $93.7 million and $88.6 million, respectively.

Cash used in operating activities was $3.1 million for the three months ended March 31, 2010, compared to $15.5 million for the three months ended March 31, 2009. The improvement in cash flows used in operations is primarily attributable to an increase in net income, $4.0 million of tax receipts from net operating loss carrybacks filed with the U.S. Treasury as part of government tax legislation enacted in 2009 and royalty prepayments offset by an increase in receivables and inventory.

Net cash provided by investing activities totaled $0.8 million for the three months ended March 31, 2010 compared to net cash used in investing activities of $2.9 million for the three months ended March 31, 2009. The increase was primarily attributable to proceeds of $1.0 million from the sale of a portion of an equity investment. In addition, capital expenditures decreased $2.2 million and intangible asset purchases decreased $0.5 million during the three months ended March 31, 2010 as compared to March 31, 2009.

The Company has a revolving senior secured asset based credit facility (the “Facility”) which provides the Company with borrowing availability of $60 million. The Facility may be increased to $85 million at the election of the

Company upon the satisfaction of certain conditions, but may not exceed a borrowing base equal to a percentage of the Company’s accounts receivable and inventory. The Company did not borrow under the Facility during the three months ended March 31, 2010. Amounts available under the Facility at March 31, 2010 were reduced by $1.7 million of standby and open letters of credit.

The Company believes that it will be able to satisfy its current expected cash requirements for 2010, including requirements for its new retail stores, expected enhancement of information systems and anticipated current obligations, primarily with cash flow from operations and cash on hand. The Company did not have any off-balance sheet arrangements as of March 31, 2010.

The foregoing commentary should be considered to fall within the coverage of the “Safe Harbor Statement” under the Private Securities Litigation reform Act of 1995 included in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has auction-rate-securities that contain “double A” through “double C” rated debt obligations and a preferred share closed end fund that are substantially all insured. All of the Company’s auction rate securities have failed at auction as a result of illiquidity and imbalance in order flow within the market. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral; however, parties wishing to sell securities could not do so. Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities. If these auctions continue to fail, it could result in the Company holding securities beyond their next scheduled auction reset dates and will limit the liquidity of these investments. Based on the Company’s expected operating cash flows, and other sources and uses of cash, the Company does not anticipate that the lack of liquidity on these investments will affect its ability to execute its current business plan. These assets have been classified as long-term in the Company’s Condensed Consolidated Balance Sheets and have been recorded at their fair value.

The Company is exposed to currency exchange rate risks with respect to its inventory transactions denominated in foreign currencies, although greater than 95% of the transactions are in US dollars. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by periodically utilizing foreign exchange contracts. The Company does not enter into foreign currency transactions for trading or speculative purposes. At March 31, 2010, the Company had no forward contracts outstanding.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report, and have concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.

  Legal Proceedings.  None

Item 1A.  Risk Factors.  There have been no material changes during the quarterly period ended March 31, 2010 from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds.  None

Item 3.

Defaults Upon Senior Securities.  None

Item 5.

Other Information.  None

Item 6.

Exhibits.

10.19	Employment Agreement between Kenneth Cole Productions, Inc. and Ingo Wilts dated March 10, 2009.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kenneth Cole Productions, Inc.

Registrant

May 7, 2010

/s/ DAVID P. EDELMAN

David P. Edelman

Chief Financial Officer