Form 10-Q
period 2010-09-30
COLE KENNETH PRODUCTIONS INC
filed 2010-11-09
CIK 921691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	November 4, 2010
Class A Common Stock ($.01 par value)	10,212,923
Class B Common Stock ($.01 par value)	8,010,497

Kenneth Cole Productions, Inc.
Index to Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$69,793	$68,505
Accounts receivable, net	47,854	30,204
Inventories	51,564	29,080
Prepaid expenses and other current assets	3,156	8,809
Total current assets	172,367	136,598

Property and equipment, at cost, less accumulated depreciation and amortization	49,482	53,952

Other assets:
Intangible assets, net	7,350	7,492
Deferred taxes, net	667	909
Investments and other	7,300	8,136
Deferred compensation plans' assets	40,605	41,170
Total other assets	55,922	57,707

Total Assets	$277,771	$248,257

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2010	December 31, 2009
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$60,281	$36,336
Other current liabilities	9,453	7,852
Deferred income	3,430	3,799
Total current liabilities	73,164	47,987

Accrued rent and other long-term liabilities	16,253	17,501
Deferred compensation plans' liabilities	39,531	39,477

Commitments and contingencies

Shareholders' Equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized, none outstanding	--	--
Class A Common Stock, par value $.01, 40,000,000 shares authorized; 16,061,876 and 15,933,282 issued as of September 30, 2010 and December 31, 2009, respectively	160	159
Class B Convertible Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	80	80
Additional paid-in capital	109,875	107,452
Accumulated other comprehensive (loss)/income	(237)	1,346
Retained earnings	163,866	159,176
	273,744	268,213
Class A Common Stock in treasury, at cost, 5,855,550 shares as of September 30, 2010 and December 31, 2009, respectively	(124,921)	(124,921)
Total shareholders' equity	148,823	143,292

Total Liabilities and Shareholders' Equity	$277,771	$248,257

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$107,493	$93,336	$303,774	$272,458
Royalty revenue	11,543	10,416	32,747	28,569
Net revenues	119,036	103,752	336,521	301,027
Cost of goods sold	68,411	58,871	193,158	181,261
Gross profit	50,625	44,881	143,363	119,766

Selling, general and administrative expenses	48,318	44,595	138,990	137,233
Operating income/(loss)	2,307	286	4,373	(17,467)
Interest and other income, net	77	94	1,109	414
Impairment of investments	(279)	(287)	(347)	(727)
Income/(loss) before provision for/(benefit from) income taxes	2,105	93	5,135	(17,780)
Provision for/(benefit from) income taxes	85	(93)	346	(6,532)
Net income/(loss)	$2,020	$186	$4,789	$(11,248)

Earnings/(loss) per share:
Basic	$0.11	$0.01	$0.26	$(0.63)
Diluted	$0.11	$0.01	$0.26	$(0.63)

Shares used to compute earnings/(loss) per share:
Basic	18,215,000	18,018,000	18,151,000	17,954,000
Diluted	18,537,000	18,423,000	18,513,000	17,954,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Class A		Class B			Accumulated
	Common Stock		Common Stock		Additional	Other		Treasury Stock
	Number		Number		Paid-in	Comprehensive	Retained	Number
	of shares	Amount	of shares	Amount	Capital	Income/(Loss)	Earnings	of shares	Amount	Total
Shareholders' equity December 31, 2009	15,933,282	$159	8,010,497	$80	$107,452	$1,346	$159,176	(5,855,550)	$(124,921)	$143,292
Net income							4,789			4,789
Other-than-temporary impairment for non-credit component of impaired securities						90				90
Translation adjustment for foreign currency						(237)				(237)
Reduction in unrealized gain on available-for-sale securities						(1,658)				(1,658)
Comprehensive income										2,984
Realized loss for non-credit component of impaired securities						222				222
Stock-based compensation expense					3,024					3,024
Exercise of stock options and related tax benefits	3,625				28					28
Issuance of restricted stock	175,528	1								1
Shares surrendered by employees to pay taxes on restricted stock	(60,083)				(718)					(718)
Issuance of Class A Common Stock for Employee Stock Purchase Plan	9,524				89					89
Dividends associated with vesting of restricted stock							(99)			(99)
Shareholders' equity September 30, 2010	16,061,876	$160	8,010,497	$80	$109,875	$(237)	$163,866	(5,855,550)	$(124,921)	$148,823

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows provided by operating activities
Net income/(loss)	$4,789	$(11,248)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	6,912	7,173
Provision for doubtful accounts	30	527
Benefit from deferred taxes	(144)	(6,417)
Unrealized loss/(gain) from investments	999	(1,494)
Writedown of investments	347	727
Stock-based compensation expense	3,026	5,270
Tax benefit from stock option exercises and restricted stock vested	(813)	(485)
Changes in operating assets and liabilities:
Increase in accounts receivable	(17,680)	(10)
(Increase)/decrease in inventories	(22,484)	6,945
Decrease/(increase) in prepaid expenses and other current assets	5,654	(2,943)
(Increase)/decrease in other assets	(1,450)	669
Increase in accounts payable and accrued expenses	23,943	1,934
Increase/(decrease) in deferred income and other current liabilities	1,422	(6,032)
Increase in income taxes payable	(30)	--
(Decrease)/increase in other long-term liabilities	(1,194)	3,080
Net cash provided by/(used in) operating activities	3,327	(2,304)

Cash flows used in investing activities
Acquisition of property and equipment	(2,138)	(10,493)
Purchase of intangible assets	(162)	(640)
Proceeds from sale of investments	1,055	--
Net cash used in investing activities	(1,245)	(11,133)

Cash flows used in financing activities
Shares surrendered by employees to pay taxes on restricted stock	(718)	(472)
Excess tax benefit from stock options	3	--
Proceeds from exercise of stock options	25	--
Proceeds from employee stock purchase plan	89	121
Payments of financing costs	--	(724)
Dividends associated with vesting of restricted stock	(99)	(233)
Net cash used in financing activities	(700)	(1,308)

Effect of exchange rate changes on cash	(94)	77
Net increase/(decrease) in cash	1,288	(14,668)
Cash and cash equivalents, beginning of period	68,505	64,704
Cash and cash equivalents, end of period	$69,793	$50,036

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$39	$30
Income taxes (refunded)/paid, net	$(4,079)	$1,664

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Kenneth Cole Productions, Inc. and its subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain items contained in these financial statements are based on estimates. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements reflect all significant adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All intercompany transactions have been eliminated.

Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

The Company's Consolidated Balance Sheet at December 31, 2009, as presented, was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

2. Accounts Receivable

Included in Accounts receivable, net in the Condensed Consolidated Balance Sheets are Due from factors of $1.2 million and $0.7 million as of September 30, 2010 and December 31, 2009, respectively.

3. Stock-Based Compensation

The Company has stock incentive plans under which directors, officers and other eligible employees receive stock options, restricted stock, and other equity-based awards.

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock option grants expire within 10 years and generally vest on a graded basis within two to four years from the date of grant. Restricted stock unit awards generally vest on a graded basis over a two to three year period or cliff vest after three years. During the nine months ended September 30, 2010 and 2009, the Company granted 559,500 and 708,656 stock options, respectively. The Company also granted 71,190 and 151,272 shares of restricted stock during the nine months ended September 30, 2010 and 2009, respectively. Stock options outstanding and unvested restricted stock amounted to 3,304,245 and 262,623 shares, respectively, as of September 30, 2010.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Stock-Based Compensation (continued)

The following table summarizes the components of stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009, all of which is included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock options	$578	$330	$1,436	$2,103(1)
Restricted stock awards and employee stock purchase plan	364	770	1,590	3,167
Total stock-based compensation expense	$942	$1,100	$3,026	$5,270

(1)	The Company's Chairman and CEO elected to receive 100% and 50%, respectively, of their 2008 annual bonuses in stock options in lieu of cash which amounted to $1,167 during the nine months ended September 30, 2009. These amounts were accrued within payroll expense as of December 31, 2008.

The fair value of stock options was estimated using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to compute the weighted-average fair value of stock option grants for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Weighted-average volatility	66.0%	61.2%	56.8%	55.0%
Risk-free interest rate	3.0%	3.7%	3.0% to 3.7%	3.0% to 3.7%
Weighted-average dividend yield	0%	0%	0%	0%
Expected term	3 years	3 years	3 to 9 years	3 to 9 years

The fair value of restricted stock was calculated by multiplying the Company's stock price on the date of grant by the number of shares granted and is being amortized on a straight-line basis over the vesting periods.

As of September 30, 2010, approximately $6.5 million of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.1 years, compared to approximately $6.3 million of unrecognized stock-based compensation expense as of September 30, 2009.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Earnings/(loss) Per Share

Basic earnings/(loss) per share is calculated by dividing net income/(loss) by weighted-average common shares outstanding. Diluted earnings/(loss) per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities under the Company's stock incentive plans. Dilutive securities, which include stock options and restricted stock, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted-average shares outstanding for the period. Stock options and restricted stock outstanding as of September 30, 2010 and 2009 in an aggregate amount of 2,494,000 and 2,223,000, respectively, have been excluded in the diluted per share calculation as the impact would be antidilutive. All stock options and restricted stock outstanding for the nine months ended September 30, 2009 have been excluded in the diluted per share calculation as the impact would be antidilutive. The shares used to calculate basic and diluted earnings/(loss) per common share consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Weighted-average common shares outstanding	18,215,000	18,018,000	18,151,000	17,954,000
Effect of dilutive securities:
Restricted stock and employee stock purchase plan	99,000	313,000	162,000	--
Stock options	223,000	92,000	200,000	--
Weighted-average common shares outstanding and common share equivalents	18,537,000	18,423,000	18,513,000	17,954,000

5. Investments

The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment's carrying value may not be recoverable within a reasonable period of time.  In the Company's evaluation of its investments it also considered its ability and intent to hold the investment until the market price recovers, the reasons for the decline in fair value, the duration of the decline in fair value and expected future performance.  Based on this evaluation, the Company recorded an other-than-temporary impairment of investments of approximately $0.3 million related to auction-rate securities within Impairment of investments in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2010.

During the nine months ended September 30, 2010, the Company sold a portion of its equity investments. The cost basis of the equity investment sold was $0.2 million which was determined utilizing the specific identification method. The proceeds from the sale were $1.0 million, resulting in a net realized gain of $0.8 million, which is recorded in Interest and other income, net in the Condensed Consolidated Statements of Operations.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Investments (continued)

The following table presents gross unrealized gains on, and estimated fair value of, the Company's long-term investments as of September 30, 2010 and December 31, 2009 (in thousands):

			September 30, 2010
					Gross Unrealized
	Historical Cost	(2) Cost Basis	Estimated Fair Value	Other-than- temporary Impairment (1)	Gains	Losses
Auction-rate securities	$7,100	$3,268	$3,360	--	$92	--
Equity securities	5,128	508	1,353	--	845	--
Total	$12,228	$3,776	$4,713	--	$937	--

			December 31, 2009
					Gross Unrealized
	Historical Cost	(2) Cost Basis	Estimated Fair Value	Other-than- temporary Impairment (1)	Gains	Losses
Auction-rate securities	$7,100	$3,392	$3,529	$(90)	$227	--
Equity securities	5,338	717	3,365	--	2,648	--
Total	$12,438	$4,109	$6,894	$(90)	$2,875	--

(1)	The non-credit portion of the other-than-temporary impairment related to auction-rate securities are recorded in Accumulated other comprehensive (loss)/income.
(2)	The cost basis is historical cost less other-than-temporary impairment charged to income.

6. Fair Value Measurement

The Company's financial assets, measured at fair value on a recurring basis, were as follows (in thousands):

	Fair Value at September 30, 2010	Fair Value at December 31, 2009	Hierarchy
Equity securities	$1,353	$3,365	Level 1
Deferred compensation plans' assets	35,922	36,192	Level 2
Auction-rate securities	3,360	3,529	Level 3

A Level 1 hierarchy represents a fair value that is derived from unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. A Level 2 hierarchy represents a fair value that is derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The deferred compensation plans' assets are primarily comprised of interests in limited partnerships that invest in a variety of assets including publicly traded equity securities, debt securities and privately-held companies. The general partners that manage the limited partnerships determine the fair value of the plan's investment by determining the net asset valuation in accordance with applicable accounting standards. Certain of these investments have short-term lockup provisions and redemption restrictions which require advance notice for redemption. Management does not believe that these short-term lockup provisions and redemption restrictions affect the Plan's ability to transact redemptions at the net asset value. A Level 3 hierarchy represents a fair value that is derived from inputs that are unobservable or from observable inputs based on unobservable data in an inactive market. The fair value of the Company's auction-rate securities is determined from an independent third-party valuation. The primary variables used in determining

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Fair Value Measurement (continued)

fair value include collateral, rating, insurance, credit risk and downgrade risk of the security. Maturity dates for these auction-rate securities range from 2033 to 2050.

The following table presents the reconciliation of the beginning and ending fair value measurements of the Company's Level 3 assets, auction-rate securities, measured at fair value using observable inputs based on unobservable data in an inactive market for the nine months ended September 30, 2010 (in thousands):

Beginning balance at January 1, 2010	$3,529
Unrealized loss recorded in Accumulated other comprehensive (loss)/income	(134)
Impairment charge included in Condensed Consolidated Statements of Operations	(35)
Ending balance at September 30, 2010	$3,360

The Company recorded a $0.3 million and $0.7 million writedown in its auction-rate securities within Impairment of investments in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2010 and 2009, respectively.

7. Comprehensive Income/(Loss)

Comprehensive income/(loss) is comprised of net income/(loss), the effect of foreign currency translation and changes in unrealized gains and losses on available-for-sale securities. Comprehensive income for the three and nine months ended September 30, 2010 amounted to $1.8 million and $3.0 million, respectively. Comprehensive income for the three months ended September 30, 2009 amounted to $0.6 million. Comprehensive loss for the nine months ended September 30, 2009 amounted to $9.6 million.

8. Segment Information

The Company designs and sources a broad range of fashion footwear, handbags, accessories, and apparel and has three reportable segments: Wholesale, Consumer Direct and Licensing. The Wholesale segment markets footwear, handbags and men's apparel products for sale to approximately 5,500 domestic department and specialty store locations, to the Company's Consumer Direct segment and international retailers. The Consumer Direct segment markets a broad selection of the Company's branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full-priced retail stores, Company Stores ("outlets") and its e-commerce website (at website address www.kennethcole.com). The Licensing segment, through third-party licensee agreements, has evolved the Company from primarily a footwear resource to a diverse global lifestyle brand competing effectively in approximately 30 apparel and accessories categories for men, women and children. The Company maintains control over quality, brand image and distribution of the licensees' products. The segment consists primarily of royalties earned on domestic and international licensee sales to third parties of products bearing the Company's trademarks and trade names.

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

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Segment Information (continued)

Financial information of the Company's reportable segments is as follows (in thousands):

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
		Consumer				Consumer
	Wholesale	Direct	Licensing	Totals	Wholesale	Direct	Licensing	Totals
Revenue from external customers	$62,486	$45,007	$11,543	$119,036	$176.989	$126,785	$32,747	$336,521
Intersegment revenues	11,613	--	--	11,613	30,571	--	--	30,571
Segment income/(loss) (1)(2)	1,518	(5,590)	9,650	5,578	3,897	(15,068)	25,998	14,827
Segment assets (3)					212,202	54,559	11,010	277,771

	Three Months Ended September 30, 2009				Nine Months Ended September 30, 2009
		Consumer				Consumer
	Wholesale	Direct	Licensing	Totals	Wholesale	Direct	Licensing	Totals
Revenue from external customers	$51,654	$41,682	$10,416	$103,752	$159,477	$112,981	$28,569	$301,027
Intersegment revenues	8,135	--	--	8,135	24,448	--	--	24,448
Segment (loss)/income (1)(2)	(1,610)	(4,491)	8,500	2,399	(9,266)	(20,956)	22,916	(7,306)
Segment assets (3)					193,868	56,885	55,308	306,061

(1)	Excludes stock-based compensation expense, writedown of marketable securities, unallocated corporate overhead and income taxes.
(2)	The Wholesale segment includes primarily all of the Company's allocated corporate overhead.
(3)	The Wholesale segment includes corporate assets.

The reconciliation of the Company's reportable segment income/(loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Total income/(loss) for reportable segments (1)	$5,578	$2,399	$14,827	$(7,306)
Adjustment for stock-based compensation expense, writedown of marketable securities and unallocated corporate overhead	(3,473)	(2,306)	(9,692)	(10,474)
Total income/(loss) before provision for/(benefit from) income taxes	$2,105	$93	$5,135	$(17,780)

(1)	Excludes stock-based compensation expense, writedown of marketable securities, unallocated corporate overhead and income taxes.

Revenues from international customers were approximately 6.9% and 7.1% of the Company's consolidated revenues for the three months ended September 30, 2010 and 2009, respectively, and approximately 6.5% and 5.2% of the Company's consolidated revenues for the nine months ended September 30, 2010 and 2009, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Income Taxes

During the three and nine months ended September 30, 2010 the Company reversed a portion of the deferred tax valuation allowance established during 2009, relating to net operating losses utilized, which offset substantially all of the Company's federal income tax expense.

10. Related Party Transaction

The Company recorded travel expenses of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2010, respectively, related to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company's Chairman and Chief Creative Officer. During the three and nine months ended September 30, 2009, the Company recorded expenses of approximately $0.1 million and $0.3 million, respectively. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

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

12. Subsequent Event

On October 18, 2010, Kenneth Cole Productions, Inc. ("the Company") announced that the Company had made the strategic decision to bring its women's sportswear business in-house. As part of the strategic decision, the Company reached an agreement with Bernard Chaus, Inc. to end its license agreement for women's sportswear effective June 1, 2011.

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

The Company markets its products through approximately 5,500 domestic department and specialty store locations, the Company's full-priced retail stores, outlet stores, and its e-commerce website, as well as internationally through its licensee partners and international retailers. The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men's, women's and children's footwear, apparel and accessories), prices ("bridge", "better" and "moderate") and styling. The Company believes the diversity of its product mix provides balance to its overall sales and increases opportunities in all channels of distribution.

The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements. The Company offers, through these agreements, a lifestyle collection of men's product categories, including tailored clothing, dress shirts, dress pants, neckwear, outerwear, sleepwear, socks, underwear, belts, business cases, small leather goods, sunglasses, prescription eyewear, watches, jewelry and fragrance. Women's product categories currently being sold pursuant to license agreements include sportswear, outerwear, swimwear, sleepwear, small leather goods, belts, sunglasses, prescription eyewear, watches, jewelry and fragrance. In addition, the Company licenses its luggage and children's apparel. On October 19, 2010, the Company announced that it had made the strategic decision to terminate the licensing agreement with its women's sportswear licensee effective June 1, 2011, and will be bringing the business in-house starting with the Fall 2011 season.

The Company recorded net revenues of $119.0 million and $336.5 million for the three and nine months ended September 30, 2010, respectively. Diluted earnings per share were $0.11 for the three months ended September 30, 2010 as compared to $0.01 for the three months ended September 30, 2009. Diluted earnings per share were $0.26 for the nine months ended September 30, 2010 as compared to a diluted loss per share of $(0.63) for the nine months ended September 30, 2009. Cash and cash equivalents were $69.8 million at September 30, 2010 versus $50.0 million at September 30, 2009 and the Company has no long-term debt.

Results of Operations

The following table sets forth the Company's Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of net revenues for the three and nine months ended September 30, 2010 and September 30, 2009.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Net sales	$107,493	90.3%	$93,336	90.0%	$303,774	90.3%	$272,458	90.5%
Royalty revenue	11,543	9.7	10,416	10.0	32,747	9.7	28,569	9.5
Net revenues	119,036	100.0	103,752	100.0	336,521	100.0	301,027	100.0
Gross profit (1)	50,625	42.5	44,881	43.3	143,363	42.6	119,766	39.8
Selling, general and administrative expenses	48,318	40.6	44,595	43.0	138,990	41.3	137,233	45.6
Operating income/(loss)	2,307	1.9	286	0.3	4,373	1.3	(17,467)	(5.8)
Interest and other income, net	77	0.1	94	0.1	1,109	0.3	414	0.1
Impairment of investments	(279)	(0.2)	(287)	(0.3)	(347)	(0.1)	(727)	(0.2)
Income/(loss) before income taxes	2,105	1.8	93	0.1	5,135	1.5	(17,780)	(5.9)
Income tax expense/(benefit)	85	0.1	(93)	(0.1)	346	0.1	(6,532)	(2.2)
Net income/(loss)	$2,020	1.7%	$186	0.2%	$4,789	1.4%	$(11,248)	(3.7)%

(1)	Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

REVENUES: Net revenues increased 14.7%, or $15.2 million, to $119.0 million for the three months ended September 30, 2010 from $103.8 million for the three months ended September 30, 2009. The Company's revenue performance was strong, with each segment contributing to the growth.

NET SALES: Wholesale net sales (excluding sales to the Company's Consumer Direct business segment) increased 21.0%, or $10.8 million to $62.5 million, for the three months ended September 30, 2010 from $51.7 million for the three months ended September 30, 2009.  The increase was primarily a result of double-digit growth in men's and women's branded footwear, as well as the launch of Reaction men's sportswear.

Net sales in the Company's Consumer Direct segment increased 8.0%, or $3.3 million, to $45.0 million for the three months ended September 30, 2010 from $41.7 million for the three months ended September 30, 2009. The increase was driven by a comparable store sales increase of 6.7%, or $2.5 million, and by a strong double-digit growth in e-commerce. Comparable stores are defined as new stores that are open for longer than thirteen months. A store that stops operations is included in the comparable sales calculation through the date of closing. The Company did not open or close any stores during the three months ended September 30, 2010 compared to opening five outlets and closing one full-priced retail store during the three months ended September 30, 2009. The Company expects to close at least seven unproductive stores by early next year and anticipates nonrecurring costs associated with these store closings.

LICENSING REVENUE: Licensing revenue increased 10.8%, or $1.1 million, to $11.5 million for the three months ended September 30, 2010 from $10.4 million for the three months ended September 30, 2009. The increase in licensing revenues was driven primarily by strong business in men's dress shirts, tailored clothing and dress furnishings categories, as well as outerwear, women's sportswear and watches. Included within licensing revenue is approximately $0.3 million of royalties for the Le Tigre license with JC Penney during the three months ended September 30, 2010 compared to $0.8 million of royalties for the three months ended September 30, 2009. Contractual minimums for the Le Tigre license with JC Penney ceased during the third quarter of 2010 as the license was not renewed through a mutual agreement.

GROSS PROFIT: Consolidated gross profit, as a percentage of net revenues, decreased to 42.5% for the three months ended September 30, 2010 from 43.3% for the three months ended September 30, 2009. The decrease was the result of two factors.

First, about two-thirds of the decrease was due to a shift in revenue mix because the Wholesale segment, which carries the lowest gross margin of any segment, grew fastest and therefore became a larger percentage of the business. Second, the promotional activity in outlets was at a slightly higher level than the prior year. The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had decreased revenues as a percentage of total net revenues to 37.8% for the three months ended September 30, 2010 compared to 40.2% for the three months ended September 30, 2009. The Wholesale segment revenues, as a percentage of total net revenues, increased to 52.5% for the three months ended September 30, 2010 from 49.8% for the three months ended September 30, 2009. The revenues in the Licensing segment, which carries nominal cost of goods sold, decreased, as a percentage of total net revenues, to 9.7% for the three months ended September 30, 2010 compared to 10.0% for the three months ended September 30, 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative ("SG&A") expenses, including warehousing and receiving expenses, as a percentage of net revenues, improved 240 basis points to 40.6% for the three months ended September 30, 2010 compared to 43.0% for the three months ended September 30, 2009 as the Company achieved leverage from increased revenues in each of its business segments. Total SG&A increased $3.7 million to $48.3 million for the three months ended September 30, 2010 from $44.6 million for the three months ended September 30, 2009. The increase in SG&A expenses versus the prior year was primarily attributable to variable shipping costs and compensation expense for the Company's pay-for-performance annual bonus incentive.

IMPAIRMENT OF INVESTMENTS: The Company recorded an other-than-temporary impairment of auction-rate securities of $0.3 million during the three months ended September 30, 2010 compared to $0.3 million during the three months ended September 30, 2009.

INCOME TAXES: The Company's effective tax rate was 4.0% for the three months ended September 30, 2010 compared to 100.6% for the three months ended September 30, 2009. The change in the Company's effective tax rate is primarily a result of a reversal of a portion of the deferred tax valuation allowance established by the Company during 2009, relating to net operating losses utilized, which offset substantially all of the Company's federal income tax expense for the three months ended September 30, 2010. The income tax expense for 2010 is primarily taxes from state, local and foreign jurisdictions.

NET INCOME: As a result of the foregoing, the Company recorded net income of $2.0 million or 1.7% of net revenues for the three months ended September 30, 2010 compared to $0.2 million, or 0.2% of net revenues for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

REVENUES: Net revenues increased 11.8%, or $35.5 million, to $336.5 million for the nine months ended September 30, 2010 from $301.0 million for the nine months ended September 30, 2009. The increase in revenues occurred in each of the Company's business segments.

NET SALES: Wholesale net sales (excluding sales to the Company's Consumer Direct business segment) increased 11.0%, or $17.5 million, to $177.0 million for the nine months ended September 30, 2010 from $159.4 million for the nine months ended September 30, 2009.  Excluding the discontinued Tribeca and Bongo footwear lines which amounted to $4.8 million of sales during the nine months ended September 30, 2009, Wholesale net sales increased 14.4% primarily as a result of the launch of Reaction men's sportswear, double-digit growth in Reaction footwear and an increase in sales from the Company's Wholesale international divisions. In 2009, the Company discontinued its non-profitable Tribeca and Bongo footwear lines to focus on its core footwear brands.

Net sales in the Company's Consumer Direct segment increased 12.2%, or $13.8 million, to $126.8 million for the nine months ended September 30, 2010 from $113.0 million for the nine months ended September 30, 2009. The increase was driven by a comparable store sales increase of 7.0%, or $6.8 million, new stores and e-commerce. Comparable stores are defined as new stores that are open for longer than thirteen months. A store that stops operations is included in the comparable sales calculation through the date of closing. The Company opened one outlet and closed one full-priced retail store and one outlet during the nine months ended September 30, 2010 compared to opening thirteen outlets and closing three full-priced retail stores during the nine months ended September 30, 2009. The Company expects to close at least seven unproductive stores by early next year and anticipates nonrecurring costs associated with these store closings.

LICENSING REVENUE: Licensing revenue increased 14.6%, or $4.2 million, to $32.7 million for the nine months ended September 30, 2010 from $28.6 million for the nine months ended September 30, 2009. The increase in licensing revenues was driven primarily by strong business in men's dress shirts and tailored clothing, as well as outerwear, women's sportswear and watches. Included within licensing revenue is approximately $2.2 million of royalties for the Le Tigre license with JC Penney during the nine months ended September 30, 2010 compared to $1.6 million of royalties for the nine months ended September 30, 2009. Contractual minimums for the Le Tigre license with JC Penney ceased during the third quarter of 2010 as the license was not renewed through a mutual agreement.

GROSS PROFIT: Consolidated gross profit, as a percentage of net revenues, increased to 42.6% for the nine months ended September 30, 2010 from 39.8% for the nine months ended September 30, 2009. The 280 basis point increase was attributable to increases in both Wholesale and Consumer Direct segment gross profit primarily from enhanced product and merchandise assortments and better sell-throughs, offset by increased markdowns in outlets. In addition, the increase as a percentage of total net revenues was due to revenue mix shifting to the Consumer Direct and Licensing segments. The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had increased revenues as a percentage of total net revenues to 37.7% for the nine months ended September 30, 2010 compared to 37.5% for the nine months ended September 30, 2009. The Wholesale segment revenues, as a percentage of total net revenues, decreased to 52.6% for the nine months ended September 30, 2010 from 53.0% for the nine months ended September 30, 2009. The revenues in the Licensing segment, which carries nominal cost of goods sold, increased, as a percentage of total net revenues, to 9.7% for the nine months ended September 30, 2010 compared to 9.5% for the nine months ended September 30, 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: SG&A expenses, including warehousing and receiving expenses, as a percentage of net revenues, improved 430 basis points to 41.3% for the nine months ended September 30, 2010 compared to 45.6% for the nine months ended September 30, 2009 as the Company achieved leverage from increased revenues in each of its business segments. In addition, total SG&A increased $1.8 million to $139.0 million for the nine months ended September 30, 2010 from $137.2 million for the nine months ended September 30, 2009. The increase in SG&A expenses versus the prior period was primarily attributable to variable shipping costs, compensation expense for the Company's pay-for-performance annual bonus incentive and additional expenses associated with new stores.

INTEREST AND OTHER INCOME, NET: Interest and other income, net increased $0.7 million to $1.1 million for the nine months ended September 30, 2010 compared to $0.4 million for the nine months ended September 30, 2009.  The increase is primarily due to the gain on the sale of a portion of the Company's equity investments of approximately $0.8 million offset by lower interest rates.

IMPAIRMENT OF INVESTMENTS: The Company recorded an other-than-temporary impairment of auction-rate securities of $0.3 million during the nine months ended September 30, 2010 compared to $0.7 million during the nine months ended September 30, 2009.

INCOME TAXES: The Company's effective tax rate was 6.7% for the nine months ended September 30, 2010 compared to 36.7% for the nine months ended September 30, 2009. The change in the Company's effective tax rate is primarily a result of a reversal of a portion of the deferred tax valuation allowance established by the Company during 2009, relating to net operating losses utilized, which offset substantially all of the Company's federal income tax expense for the nine months ended September 30, 2010. The income tax expense for 2010 is primarily taxes from state, local and foreign jurisdictions.

NET INCOME/(LOSS): As a result of the foregoing, the Company recorded net income of $4.8 million or 1.4% of net revenues for the nine months ended September 30, 2010 compared to a net loss of $(11.2) million or (3.7%) of net revenues for the nine months ended September 30, 2009.

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

Related Party Transaction

The Company recorded travel expenses of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2010, respectively, related to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company's Chairman and Chief Creative Officer. During the three and nine months ended September 30, 2009, the Company recorded expenses of approximately $0.1 million and $0.3 million, respectively. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Liquidity and Capital Resources

As of September 30, 2010, the Company had $69.8 million in cash and cash equivalents, which consist primarily of government money market funds. The Company uses cash from operations as the primary source of financing for its capital expenditures and seasonal requirements. Cash requirements vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its wholesale customers and its retail stores and the level of inventory and accounts receivable balances. At September 30, 2010 and December 31, 2009, working capital was $99.2 million and $88.6 million, respectively.

Cash provided by operating activities was $3.3 million for the nine months ended September 30, 2010 compared to cash used in operations of $2.3 million for the nine months ended September 30, 2009. The improvement in cash flows provided by operations is primarily attributable to an increase in net income and $4.1 million of tax receipts from net operating loss carrybacks filed with the U.S. Treasury as part of government tax legislation enacted in 2009, offset by an increase in receivables and inventory.

Net cash used in investing activities totaled $1.2 million for the nine months ended September 30, 2010 compared to $11.1 million for the nine months ended September 30, 2009. The decrease was primarily attributable to an $8.4 million decrease in capital expenditures as the Company opened and renovated fewer stores during the nine months ended September 30, 2010 compared to September 30, 2009. In addition, the Company received proceeds of $1.0 million from the sale of a portion of an equity investment during the nine months ended September 30, 2010, while intangible asset purchases decreased $0.5 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Net cash used in financing activities was $0.7 million for the nine months ended September 30, 2010 compared to $1.3 million used in financing activities for the nine months ended September 30, 2009. The decrease primarily resulted from no payments for financing costs during the nine months ended September 30, 2010 compared to $0.7 million during the nine months ended September 30, 2009. In addition, a $0.2 million increase in shares surrendered for taxes on restricted stock was offset by a decrease of $0.1 million for dividends associated with the vesting of restricted stock for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

The Company has a revolving senior secured asset based credit facility (the "Facility") which provides the Company with borrowing availability of $60 million. The Facility may be increased to $85 million at the election of the Company upon meeting certain conditions, but may not exceed a borrowing base equal to a percentage of the Company's accounts receivable and inventory. The Company did not borrow under the Facility during the nine months ended September 30, 2010. The Company had $2.5 million of standby and open letters of credit against the Facility as of September 30, 2010.

The Company believes that it will be able to satisfy its current expected cash requirements for 2010, including requirements for its new stores, anticipated store closing costs, expected enhancement of information systems and anticipated current obligations, primarily with cash flow from operations and cash on hand. The Company did not have any off-balance sheet arrangements as of September 30, 2010.

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

The Company is exposed to currency exchange rate risks with respect to its inventory transactions denominated in foreign currencies, although greater than 95% of the transactions are in U.S. dollars. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by periodically utilizing foreign exchange contracts. The Company does not enter into foreign currency transactions for trading or speculative purposes. At September 30, 2010, the Company had no forward contracts outstanding.

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

Item 1A.

Risk Factors. There have been no material changes during the quarterly period ended September 30, 2010 from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, other than the following:

Fluctuations in the price, availability and quality of raw materials could cause delay and increase costs

Fluctuations in the price, availability and quality of the fabrics or other raw materials used to manufacture the Company's apparel, footwear and accessories could have a material adverse effect on the Company's cost of goods or the ability to meet customers' demands. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton, leather and synthetics. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. In the future, the Company may not be able to pass all or a portion of such higher raw materials prices on to the Company's customers.

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

Kenneth Cole Productions, Inc.
Registrant

November 8, 2010	/s/ DAVID P. EDELMAN
David P. Edelman Chief Financial Officer (Principal Financial and Accounting Officer)