Form 10-Q
period 2011-03-31
COLE KENNETH PRODUCTIONS INC
filed 2011-05-06
CIK 921691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ( ) Accelerated filer (X) Non-accelerated filer () (Do not check if a smaller reporting company) Smaller reporting company ( ).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	May 4, 2011
Class A Common Stock ($.01 par value)	10,258,858
Class B Common Stock ($.01 par value)	8,010,497

Kenneth Cole Productions, Inc.
Index to Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$39,286	$83,395
Restricted cash	15,000	--
Accounts receivable, net	61,654	35,779
Inventories	42,354	36,539
Prepaid expenses and other current assets	3,283	4,305
Total current assets	161,577	160,018

Property and equipment, at cost, less accumulated depreciation and amortization	47,621	48,862

Other assets:
Intangible assets, net	7,223	7,317
Deferred taxes, net	365	528
Investments and other	4,848	4,808
Deferred compensation plans' assets	42,397	41,436
Total other assets	54,833	54,089

Total Assets	$264,031	$262,969

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2011	December 31, 2010
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$65,538	$43,608
Other current liabilities	9,742	13,055
Deferred income	3,997	3,069
Total current liabilities	79,277	59,732

Accrued rent and other long-term liabilities	12,074	15,872
Deferred compensation plans' liabilities	41,351	40,630

Commitments and contingencies

Shareholders' Equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized, none outstanding	--	--
Class A Common Stock, par value $.01, 40,000,000 shares authorized; 16,096,388 and 16,070,348 issued as of March 31, 2011 and December 31, 2010, respectively	161	160
Class B Convertible Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	80	80
Additional paid-in capital	112,336	110,847
Accumulated other comprehensive loss	(284)	(592)
Retained earnings	143,957	161,161
	256,250	271,656
Class A Common Stock in treasury, at cost, 5,855,550 shares as of March 31, 2011 and December 31, 2010, respectively	(124,921)	(124,921)
Total shareholders' equity	131,329	146,735

Total Liabilities and Shareholders' Equity	$264,031	$262,969

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net sales	$107,696	$99,393
Royalty revenue	9,777	10,119
Net revenues	117,473	109,512
Cost of goods sold	75,802	63,962
Gross profit	41,671	45,550

Selling, general and administrative expenses	46,305	44,580
Store closing and severance costs	12,482	--
Operating (loss)/income	(17,116)	970
Interest and other income, net	47	967
Impairment of investments	--	(20)
(Loss)/income before provision for income taxes	(17,069)	1,917
Provision for income taxes	133	85
Net (loss)/income	$(17,202)	$1,832

(Loss)/earnings per share:
Basic	$(0.94)	$0.10
Diluted	$(0.94)	$0.10

Shares used to compute (loss)/earnings per share:
Basic	18,239,000	18,092,000
Diluted	18,239,000	18,484,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated Other		Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Total
Shareholders' equity December 31, 2010	16,070,348	$160	8,010,497	$80	$110,847	$(592)	$161,161	(5,855,550)	$(124,921)	$146,735
Net loss							(17,202)			(17,202)
Translation adjustment for foreign currency						278				278
Unrealized gain on available-for-sale securities						30				30
Comprehensive loss										(16,894)
Stock-based compensation expense					1,311					1,311
Exercise of stock options and related tax benefits	19,871	1			187					188
Issuance of restricted stock	6,368
Shares surrendered by employees to pay taxes on restricted stock	(2,657)				(35)					(35)
Issuance of Class A Common Stock for Employee Stock Purchase Plan	2,458				26					26
Dividends associated with vesting of restricted stock							(2)			(2)
Shareholders' equity March 31, 2011	16,096,388	$161	8,010,497	$80	$112,336	$(284)	$143,957	(5,855,550)	$(124,921)	$131,329

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows used in operating activities
Net (loss)/income	$(17,202)	$1,832
Adjustments to reconcile net (loss)/income to net cash
used in operating activities:
Depreciation and amortization	2,509	2,172
Provision for doubtful accounts	87	(43)
Benefit from deferred taxes	(16)	(337)
Unrealized (gain)/loss from investments	(30)	101
Writedown of investments	--	2
Stock-based compensation expense	1,357	1,134
Tax benefit from stock option exercises and restricted stock vested	(61)	(19)
Changes in operating assets and liabilities:
Increase in accounts receivable	(25,962)	(13,363)
Increase in inventories	(5,815)	(6,166)
Decrease in prepaid expenses and other current assets	1,022	4,634
Increase in other assets	(1,022)	(1,043)
Increase in accounts payable and accrued expenses	21,884	4,628
(Decrease)/increase in deferred income and other current liabilities	(1,922)	3,094
(Decrease)/increase in other long-term liabilities	(3,077)	286
Net cash used in operating activities	(28,248)	(3,088)
Cash flows (used in)/provided by investing activities
Acquisition of property and equipment	(1,032)	(129)
Deposit in restricted cash account	(15,000)	--
Proceeds from sale of investments	--	1,055
Purchase of intangible assets	--	(88)
Net cash (used in)/provided by investing activities	(16,032)	838
Cash flows provided by financing activities
Shares surrendered by employees to pay taxes on restricted stock	(35)	(22)
Proceeds from exercise of stock options	188	--
Proceeds from employee stock purchase plan	26	31
Dividends associated with vesting of restricted stock	(2)	(1)
Net cash provided by financing activities	177	8
Effect of exchange rate changes on cash	(6)	39
Net decrease in cash	(44,109)	(2,203)
Cash and cash equivalents, beginning of period	83,395	68,505
Cash and cash equivalents, end of period	$39,286	$66,302
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$18	$5
Income taxes paid/(refunded), net	$141	$(4,012)

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Kenneth Cole Productions, Inc. and its subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain items contained in these financial statements are based on estimates. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements reflect all significant adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. All intercompany transactions have been eliminated.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The Company's Consolidated Balance Sheet at December 31, 2010, as presented, was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

2. Restricted Cash

The Company terminated its Asset-Based Lending Facility ("ABL") effective March 31, 2011. Given its current cash position, barring extraordinary developments the Company does not anticipate any need for borrowing before December 31, 2011 when the ABL would have expired by its terms. The Company expects to enter into a less expensive long-term credit facility in the near future. Since the ABL had provided a letter of credit arrangement, as a result of its termination, the Company deposited $15.0 million into a restricted cash account as collateral for a comparable amount of irrevocable standby and open commercial letters of credit outstanding. As of March 31, 2011, the Company had $3.0 million of standby and open letters of credit outstanding.

3. Stock-Based Compensation

The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock options, restricted stock, and other equity-based awards.

Stock options are granted with an exercise price equal to the market value of a share of the Company's common stock on the date of grant. Stock option grants expire within 10 years and generally vest on a graded basis within two to four years from the date of grant. Restricted stock unit awards generally vest on a graded basis over a two to three year period or cliff vest after one or three years. During the three months ended March 31, 2011 and 2010, the Company granted 20,000 and 6,000 stock options, respectively. The Company granted 18,393 shares of restricted stock during the three months ended March 31, 2011. The Company did not grant shares of restricted stock during the three months ended March 31, 2010. Stock options outstanding and unvested restricted stock amounted to 2,940,333 and 205,546 shares, respectively, as of March 31, 2011.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Stock-Based Compensation (continued)

The following table summarizes the components of stock-based compensation expense for the three months ended March 31, 2011 and 2010, which is recorded in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations (dollars in thousands):

	Three months ended March 31,
	2011	2010
Stock options	$963	$353
Restricted stock units and employee stock purchase plan	394	781
Total stock-based compensation expense	$1,357	$1,134

The fair value of stock options was estimated using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used to compute the fair value of stock option grants for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Weighted-average volatility	61.6%	64.2%
Risk-free interest rate	3.5%	3.7%
Weighted-average dividend yield	0%	0%
Expected term	3 to 5 years	3 years

The fair value of restricted stock was calculated by multiplying the market value of a share of the Company's common stock on the date of grant by the number of shares granted and is amortized on a straight-line basis over the vesting periods.

As of March 31, 2011, approximately $3.6 million of unrecognized stock compensation expense related to unvested stock options and restricted stock awards, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 1.8 years, compared to approximately $4.7 million of unrecognized stock compensation expense to be recognized over a weighted average period of 2.0 years as of March 31, 2010.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. (Loss)/earnings Per Share

Basic (loss)/earnings per share is calculated by dividing net (loss)/income by weighted-average common shares outstanding. Diluted (loss)/earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of equity based awards under the Company's stock incentive plans. Dilutive securities, which include stock options and restricted stock, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted-average shares outstanding for the period. All stock options and restricted stock outstanding as of March 31, 2011 have been excluded from the diluted per share calculation as the impact would be antidilutive. Stock options and restricted stock outstanding for the three months ended March 31, 2010 in an aggregate amount of 2,105,000 have been excluded from the diluted per share calculation as the impact would be antidilutive. The shares used to calculate basic and diluted (loss)/earnings per share consists of the following:

	Three months ended March 31,
	2011	2010
Weighted-average common shares outstanding	18,239,000	18,092,000
Effect of dilutive securities:
Restricted stock and employee stock purchase plan	--	219,000
Stock options	--	173,000
Weighted-average common shares outstanding and common share equivalents	18,239,000	18,484,000

5. Investments

The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than carrying value and evidence indicates that an investment's carrying value may not be recoverable within a reasonable period of time.  In the Company's evaluation of its investments it also considers its ability and intent to hold the investment until the market price recovers, the reasons for the decline in fair value, the duration of the decline in fair value and expected future performance.  Based on this evaluation, no charge for an other-than-temporary impairment of investments was required for the three months ended March 31, 2011.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Investments (continued)

The following table presents gross unrealized gains on, and estimated fair value of, the Company's long-term investments as of March 31, 2011 and December 31, 2010 (in thousands):

			March 31, 2011
	Historical	(1)	Estimated	Other than Temporary	Gross Unrealized
	Cost	Cost Basis	Fair Value	Impairment	Gains	Losses
Auction-rate securities	$6,100	$2,424	$2,546	--	$122	--

			December 31, 2010
	Historical Cost	(1) Cost Basis	Estimated Fair Value	Other than Temporary Impairment	Gross Unrealized
					Gains	Losses
Auction-rate securities	$6,100	$2,424	$2,516	--	$92	--

(1) The cost basis is historical cost less other-than-temporary impairment charged to income.

The Company had $1.5 million of non-credit other-than-temporary impairments for auction-rate securities recorded in Accumulated other comprehensive loss at March 31, 2011.

6. Fair Value Measurement

The Company's financial assets, measured at fair value on a recurring basis, were as follows (in thousands):

	Fair Value at March 31, 2011	Fair Value at December 31, 2010	Hierarchy
Deferred compensation plans' assets	$37,321	36,473	Level 2
Auction-rate securities	$2,546	2,516	Level 3

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

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Fair Value Measurement (continued)

The following table presents the reconciliation of the beginning and ending fair value measurements of the Company's Level 3 assets, auction-rate securities, measured at fair value using observable inputs based on unobservable data in an inactive market for the three months ended March 31, 2011 and 2010 (in thousands):

	March 31, 2011	March 31, 2010
Beginning balance	$2,516	$3,529
Unrealized gain/(loss) recorded in Accumulated other comprehensive loss	30	(93)
Impairment charge recorded in Accumulated other comprehensive loss	--	(8)
Impairment charge included in Statement of Operations	--	(2)
Ending balance	$2,546	$3,426

Based on the Company's review of its investments, no charge for an other-than-temporary impairment of investments was required for the three months ended March 31, 2011. The Company recorded a $20,000 impairment charge on its auction-rate securities within Impairment of investments in the Condensed Consolidated Statement of Operations during the three months ended March 31, 2010.

7. Comprehensive (Loss)/income

Comprehensive (loss)/income is comprised of net (loss)/income, the effect of foreign currency translation and changes in unrealized gains and losses on available-for-sale securities. Comprehensive loss for the three months ended March 31, 2011 amounted to $16.9 million. Comprehensive income for the three months ended March 31, 2010 amounted to $0.6 million.

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

The Company's reportable segments are business units that offer products to overlapping consumers through different channels of distribution. Each segment is managed separately, while results across segments are reviewed by the executive management committee. The Company evaluates performance of each of its segments and allocates resources

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Segment Information (continued)

based on profit or loss before store closing and severance costs, stock-based compensation expense, writedown of available-for-sale securities, impairment of intangible and long-lived assets, unallocated corporate overhead and income taxes for each segment.

Financial information of the Company's reportable segments is as follows (in thousands):

	Three Months Ended
	March 31, 2011
		Consumer
	Wholesale	Direct	Licensing	Totals
Net revenues	$74,508	$33,188	$9,777	$117,473
Segment (loss)/income (1) (2)	(420)	(9,020)	7,846	(1,594)
Segment assets (3)	209,507	46,286	8,238	264,031

	Three Months Ended
	March 31, 2010
		Consumer
	Wholesale	Direct	Licensing	Totals
Net revenues	$62,435	$36,958	$10,119	$109,512
Segment income/(loss) (1) (2)	2,152	(5,056)	7,812	4,908
Segment assets (3)	170,802	48,059	39,158	258,019

_________________
(1)	Excludes store closing and severance costs, stock-based compensation expense, writedown of available-for-sale securities, impairment of intangible and long-lived assets, unallocated corporate overhead and income taxes.
(2)	The Wholesale segment includes primarily all of the Company's allocated corporate overhead.
(3)	The Wholesale segment includes corporate assets.

The reconciliation of the Company's reportable segment (loss)/income is as follows (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010

(Loss)/Income
Total (loss)/income for reportable segments (1)	$(1,594)	$4,908
Adjustment for store closing and severance costs, stock-based compensation expense, writedown of available-for-sale securities, impairment of intangible and long-lived assets and unallocated corporate overhead	(15,475)	(2,991)
Total (loss)/income before provision for income taxes	$(17,069)	$1,917

_________________
(1)	Excludes store closing and severance costs, stock-based compensation expense, writedown of available-for-sale securities, impairment of intangible and long-lived assets unallocated corporate overhead and income taxes.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Segment Information (continued)

Revenues from international customers were approximately 8.9% and 7.3% of the Company's consolidated net revenues for the three months ended March 31, 2011 and 2010, respectively.

9. Income Taxes

The Company's effective tax rate consists of primarily of state, local and foreign jurisdiction taxes as the Company remains substantially in a fully valued deferred tax position for federal income tax purposes and is in a loss position for the three months ended March 31, 2011.

10. Commitments and Contingencies

During the three months ended March 31, 2011, the Company recorded $12.5 million of net expenses comprised of $7.0 million of net store closing costs and $5.5 million of severance costs for certain executives. The expenses are included within Store closing and severance costs in the Condensed Consolidated Statement of Operations. During the three months ended March 31, 2011 the Company paid all amounts related to the store closing costs. As of March 31, 2011, the Company had accrued severance costs of $4.1 million which are expected to be paid through the third quarter of 2012.

As of March 31, 2011 the Company had accrued store closing costs of $1.5 million related to 2010 store closings which are expected to be paid through the third quarter of 2013.

11. Related Party Transaction

The Company recorded expenses of approximately $0.3 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company's Chairman, Interim Chief Executive Officer and Chief Creative Officer. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

The statements contained in this report which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding Kenneth Cole Production, Inc.'s (the "Company") anticipated results or level of business for 2011 or any other future period, may be deemed to constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including, but not limited to, demand and competition for the Company's products, the ability to enter into new licensee agreements, to maintain and renew existing licensing agreements, changes in consumer preferences or fashion trends, events causing disruption in product shipment, change in import regulations, dependence on certain large customers, changes in the Company's relationships with vendors and other resources, the launching or prospective development of new business initiatives, future licensee sales growth, gross margins, store expansion, openings and closings, changes in distribution centers and implementation of management information systems. The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

Update on Critical Accounting Policies and Estimates

The Company's Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a summary of the Company's significant accounting policies, see the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements. The Company offers, through these agreements, a lifestyle collection of men's product categories, including tailored clothing, dress shirts, dress pants, neckwear, outerwear, sleepwear, socks, underwear, belts, business cases, small leather goods, sunglasses, prescription eyewear, watches, jewelry, and fragrance. Women's product categories currently being sold pursuant to license agreements include sportswear, outerwear, swimwear, sleepwear, small leather goods, belts, sunglasses, prescription eyewear, watches, jewelry and fragrance. In addition, the Company licenses luggage and children's apparel. In October 2010, the Company announced that it has made the strategic decision to terminate the licensing agreement with its women's sportswear licensee effective June 1, 2011, and will be bringing the business in-house starting with the Fall 2011 season.

The Company recorded net revenues of $117.5 million for the three months ended March 31, 2011. Diluted loss per share was $(0.94) for the three months ended March 31, 2011 as compared to diluted earnings per share of $0.10 for the three months ended March 31, 2010. Included in the diluted loss per share for the three months ended March 31, 2011 were expenses of $12.5 million for store closing and severance costs. Cash, cash equivalents and restricted cash were $54.3 million at March 31, 2011 versus $66.3 million at March 31, 2010 and the Company has no long-term debt.

Results of Operations

The following table sets forth the Company's Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of net revenues for the three months ended March 31, 2011 and March 31, 2010.

	Three Months Ended March 31,
	2011		2010
Net sales	$107,696	91.7%	$99,393	90.8%
Royalty revenue	9,777	8.3	10,119	9.2
Net revenues	117,473	100.0	109,512	100.0
Gross profit (1)	41,671	35.5	45,550	41.6
Selling, general and administrative expenses	46,305	39.4	44,580	40.7
Store closing and severance costs	12,482	10.6	--	--
Operating (loss)/income	(17,116)	(14.5)	970	0.9
Interest and other income, net	47	0.0	967	0.9
Impairment of investments	--	--	(20)	0.0
(Loss)/income before income taxes	(17,069)	(14.5)	1,917	1.8
Income tax expense	133	(0.1)	85	0.1
Net (loss)/income	$(17,202)	(14.6)%	$1,832	1.7%
_______________________
(1)	Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

REVENUES: Net revenues increased 7.3%, or $8.0 million, to $117.5 million for the three months ended March 31, 2011 from $109.5 million for the three months ended March 31, 2010. Double-digit revenue growth in the Wholesale segment was partially offset by decreases in the Consumer Direct and Licensing segments.

NET SALES: Wholesale net sales increased 19.3%, or $12.1 million, to $74.5 million for the three months ended March 31, 2011 from $62.4 million for the three months ended March 31, 2010. The increase was primarily attributable to additional sales of $13.5 million for footwear and Reaction men's apparel offset by decreases in the handbag business.

Net sales in the Company's Consumer Direct segment decreased 10.2%, or $3.8 million, to $33.2 million for the three months ended March 31, 2011 from $37.0 million for the three months ended March 31, 2010. Sales decreased primarily from the closing of stores over the past twelve months which had net sales of $4.4 million for the three months ended March 31, 2010 and the comparable store sales decrease of 2.7%, or $0.8 million. The sales reduction was partially offset by incremental sales from stores opened after March 31, 2010 that were not included in comparable store sales. Comparable stores are defined as new stores that are open for longer than thirteen months. A store that stops operations is included in the comparable sales calculation through the date of closing. The Company opened two outlets during the three months ended March 31, 2011. The Company closed seven full-priced retail stores and one outlet during the three months ended March 31, 2011 as compared to no store openings or closings during the three months ended March 31, 2010.

LICENSING REVENUE: Royalty revenue decreased 3.4%, or $0.3 million, to $9.8 million for the three months ended March 31, 2011 from $10.1 million for the three months ended March 31, 2010. The decrease in licensing revenues was primarily attributable to the termination of the Le Tigre license agreement with JC Penney. The Company recorded no licensing revenue for Le Tigre during the three months ended March 31, 2011 versus $0.9 million during the three months ended March 31, 2010. This decrease was partially offset by an increase in contractual royalty minimums. Excluding Le Tigre, royalty revenue was up 6.5%.

GROSS PROFIT: Consolidated gross profit, as a percentage of net revenues, decreased to 35.5% for the three months ended March 31, 2011 from 41.6% for the three months ended March 31, 2010. The 610 basis point decrease resulted from decreases at both the Wholesale and Consumer Direct segments due to increasing cost pressures in the Wholesale segment on initial mark-ups and the aggressive markdowns in Consumer Direct to clear inventory resulting from the Company's decision to accelerate the closure of unproductive stores. In addition, the decrease, as a percentage of net revenues, was due to the revenue mix shifting to the Wholesale segment. For the next twelve months, the Company believes the shift in sales mix to the Wholesale segment will continue and accordingly the consolidated gross profit, as a percentage of net revenues, will be less year over year. The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had decreased revenues as a percentage of net revenues to 28.3% for the three months ended March 31, 2011 compared to 33.8% for the three months ended March 31, 2010, while the Wholesale segment revenues, as a percentage of net revenues, increased to 63.4% for the three months ended March 31, 2011 from 57.0% for the three months ended March 31, 2010. The revenues in the Licensing segment, which carries nominal cost of goods sold, decreased, as a percentage of net revenues, to 8.3% for the three months ended March 31, 2011 compared to 9.2% for the three months ended March 31, 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative ("SG&A") expenses, including warehousing and receiving expenses, as a percentage of net revenues, decreased 130 basis points to 39.4% for the three months ended March 31, 2011 as compared to 40.7% for the three months ended March 31, 2010. For the next twelve months, the Company believes the shift in sales mix to the Wholesale segment will continue and accordingly, the Consolidated SG&A expenses, as a percentage of net revenues, will decrease year over year. In addition, total SG&A increased $1.7 million to $46.3 million for the three months ended March 31, 2011 from $44.6 million for the three months ended March 31, 2010. The increase in SG&A expenses was primarily attributable to start up and operating costs for the women's and Reaction men's apparel businesses incurred during the three months ended March 31, 2011.

STORE CLOSING AND SEVERANCE COSTS: The Company closed eight stores during the three months ended March 31, 2011 and incurred approximately $7.0 million in net costs for contract lease terminations and other related costs to close the stores. In addition, approximately $5.5 million of severance was recorded for certain executives during the three months ended March 31, 2011.

INTEREST AND OTHER INCOME, NET: Interest and other income, net decreased $0.9 million to approximately $0.1 million for the three months ended March 31, 2011 as compared to $1.0 million for the three months ended March 31, 2010.  The decrease is primarily due to the Company realizing a $0.8 million gain on the sale of a portion of the Company's equity investments during the three months ended March 31, 2010. The Company sold all of its equity investments during the remainder of 2010.

INCOME TAXES: The Company's effective tax rate was 0.8% for the three months ended March 31, 2011 compared to 4.4% for the three months ended March 31, 2010. Income tax expense in each period is comprised of state, local, and foreign jurisdiction taxes.

NET (LOSS)/INCOME: As a result of the foregoing, the Company recorded a net loss of $17.2 million or (14.6)% of net revenues for the three months ended March 31, 2011 as compared to net income of $1.8 million, or 1.7% of net revenues for the three months ended March 31, 2010.

Related Party Transaction

Please refer to Footnote 11 for the Company's related party transaction disclosure.

Liquidity and Capital Resources

As of March 31, 2011, the Company had $54.3 million in cash, cash equivalents and restricted cash, which consist primarily of money market funds. The Company uses cash from operations as the primary source of financing its capital expenditures and seasonal requirements. Cash needs vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its wholesale customers and its retail stores and the level of inventory and accounts receivable balances. At March 31, 2011 and December 31, 2010, working capital was $82.3 million and $100.3 million, respectively.

Cash used in operating activities was $28.2 million for the three months ended March 31, 2011, compared to $3.1 million for the three months ended March 31, 2010. The increase in cash used in operating activities was primarily attributable to a decrease in net income and an increase in receivables partially offset by an increase in accounts payable and accrued expenses.

Net cash used in investing activities totaled $16.0 million for the three months ended March 31, 2011 compared to net cash provided by investing activities of $0.8 million for the three months ended March 31, 2010. The decrease resulted primarily from the Company depositing $15.0 million into a restricted cash account which serves as collateral for irrevocable standby and open letters of credit. In addition, the decrease was attributable to capital expenditure additions of $0.9 million during the three months ended March 31, 2011 as compared to March 31, 2010 and the proceeds of $1.0 million from the sale of a portion of an equity investment during the three months ended March 31, 2010.

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2011. The increase was primarily attributable to proceeds from the exercise of stock options during the three months ended March 31, 2011.

During the first quarter of the 2011 fiscal year, the Company had a revolving senior secured asset based credit facility (the "Facility") which provided the Company with borrowing availability of $60 million. The Company did not borrow under the Facility which was terminated on March 31, 2011. Barring extraordinary developments, the Company expects to satisfy its current cash requirements for 2011, including requirements for its new stores, anticipated store closing costs, expected enhancement of information systems and anticipated current obligations, primarily with cash flow from operations and cash on hand. As such, the Company does not anticipate any need for borrowing before December 31, 2011 when the Facility would have expired by its terms. The Company expects to enter into a less expensive long-term credit facility in the near future.

At March 31, 2011, the Company had $15.0 million of restricted cash, all of which is classified as a current asset. The restricted cash serves as collateral for irrevocable standby and open letters of credit that provides financial assurance that the Company will fulfill its obligations. The cash is held in custody by the issuing bank and is restricted as to withdrawal or use. As of March 31, 2011, the Company had $3.0 million of standby and open letters of credit. The Company did not have any off-balance sheet arrangements as of March 31, 2011.

The foregoing commentary should be considered to fall within the coverage of the "Safe Harbor Statement" under the Private Securities Litigation reform Act of 1995 included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has auction-rate-securities that contain "A" through "double C" rated debt obligations and a preferred share closed end fund that are substantially all insured. All of the Company's auction-rate securities have failed at auction as a result of illiquidity and imbalance in order flow within the market. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral; however, parties wishing to sell securities could not do so. Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities. If these auctions continue to fail, it could result in the Company holding securities beyond their next scheduled auction reset dates and will limit the liquidity of these investments. Based on the Company's expected operating cash flows, and other sources and uses of cash, the Company does not anticipate that the lack of liquidity of these investments will affect its ability to execute its current business plan. These assets have been classified as long-term in the Company's Condensed Consolidated Balance Sheets and have been recorded at their fair value.

The Company is exposed to currency exchange rate risks with respect to its inventory transactions denominated in foreign currencies, although greater than 95% of the transactions are in US dollars. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by periodically utilizing foreign exchange contracts. The Company does not enter into foreign currency transactions for trading or speculative purposes. At March 31, 2011, the Company had no forward exchange contracts outstanding.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company's Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this quarterly report, and have concluded that the Company's disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company's management, including the Company's Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

There were no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors. There have been no material changes during the quarterly period ended March 31, 2011 from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other Information. None

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kenneth Cole Productions, Inc.
Registrant

May 6, 2011	/s/ DAVID P. EDELMAN
David P. Edelman
Chief Financial Officer (Principal Financial and Accounting Officer)