Form 10-Q
period 2011-06-30
COLE KENNETH PRODUCTIONS INC
filed 2011-08-05
CIK 921691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	August 3, 2011
Class A Common Stock ($.01 par value)	10,228,165
Class B Common Stock ($.01 par value)	8,010,497

Kenneth Cole Productions, Inc.
Index to Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$41,231	$83,395
Restricted cash	15,016	--
Accounts receivable, net	36,398	35,779
Inventories	40,716	36,539
Prepaid expenses and other current assets	4,103	4,305
Total current assets	137,464	160,018

Property and equipment, at cost, less accumulated depreciation and amortization	45,937	48,862

Other assets:
Intangible assets, net	9,752	7,317
Goodwill	4,881	--
Deferred taxes, net	487	528
Investments and other	4,399	4,808
Deferred compensation plans' assets	43,157	41,436
Total other assets	62,676	54,089

Total Assets	$246,077	$262,969

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2011	December 31, 2010
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$46,904	$43,608
Other current liabilities	9,319	13,055
Deferred income	5,879	3,069
Total current liabilities	62,102	59,732

Accrued rent and other long-term liabilities	11,314	15,872
Deferred compensation plans' liabilities	42,124	40,630

Commitments and contingencies

Shareholders' Equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized, none outstanding	--	--
Class A Common Stock, par value $.01, 40,000,000 shares authorized; 16,225,703 and 16,070,348 issued as of June 30, 2011 and December 31, 2010, respectively	162	160
Class B Convertible Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	80	80
Additional paid-in capital	112,793	110,847
Accumulated other comprehensive loss	(439)	(592)
Retained earnings	144,526	161,161
	257,122	271,656
Class A Common Stock in treasury, at cost, 5,999,350 and 5,855,550 shares as of June 30, 2011 and December 31, 2010, respectively	(126,585)	(124,921)
Total shareholders' equity	130,537	146,735
Total Liabilities and Shareholders' Equity	$246,077	$262,969

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$91,643	$96,888	$199,339	$196,281
Royalty revenue	10,602	11,085	20,379	21,204
Net revenues	102,245	107,973	219,718	217,485
Cost of goods sold	60,749	60,785	136,551	124,747
Gross profit	41,496	47,188	83,167	92,738
Selling, general and administrative expenses	40,441	46,092	86,746	90,672
Store closing and severance costs	--	--	12,482	--
Operating income/(loss)	1,055	1,096	(16,061)	2,066
Interest and other income, net	73	65	120	1,032
Impairment of investments	(376)	(48)	(376)	(68)
Income/(loss) before provision for income taxes	752	1,113	(16,317)	3,030
Provision for income taxes	173	176	306	261
Net income/(loss)	$579	$937	$(16,623)	$2,769
Earnings/(loss) per share:
Basic	$0.03	$0.05	$(0.91)	$0.15
Diluted	$0.03	$0.05	$(0.91)	$0.15
Shares used to compute earnings/(loss) per share:
Basic	18,296,000	18,146,000	18,268,000	18,119,000
Diluted	18,581,000	18,517,000	18,268,000	18,501,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated Other		Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Total
Shareholders' equity December 31, 2010	16,070,348	$160	8,010,497	$80	$110,847	$(592)	$161,161	(5,855,550)	$(124,921)	$146,735
Net loss							(16,623)			(16,623)
Translation adjustment for foreign currency						80				80
Unrealized loss on available-for-sale securities						(8)				(8)
Comprehensive loss										(16,551)
Realized loss for non-credit component of impaired securities						81				81
Stock-based compensation expense					1,900					1,900
Exercise of stock options and related tax benefits	64,242	1			571					572
Issuance of restricted stock	129,970	1								1
Shares surrendered by employees to pay taxes on restricted stock	(43,460)				(575)					(575)
Issuance of Class A Common Stock for Employee Stock Purchase Plan	4,603				50					50
Repurchase of treasury shares								(143,800)	(1,664)	(1,664)
Dividends associated with vesting of restricted stock							(12)			(12)
Shareholders' equity June 30, 2011	16,225,703	$162	8,010,497	$80	$112,793	$(439)	$144,526	(5,999,350)	$(126,585)	$130,537

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows (used in)/provided by operating activities
Net (loss)/income	$(16,623)	$2,769
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	4,930	4,542
Provision for doubtful accounts	131	(31)
Benefit from deferred taxes	--	(555)
Unrealized loss from investments	8	831
Writedown of investments	376	2
Stock-based compensation expense	1,900	2,084
Tax benefit from stock option exercises and restricted stock vested	(609)	(794)
Changes in operating assets and liabilities:
Increase in accounts receivable	(750)	(1,971)
Increase in inventories	(4,177)	(6,090)
Decrease in prepaid expenses and other current assets	202	6,251
Increase in other assets	(8,707)	(555)
Increase in accounts payable and accrued expenses	3,296	3,150
(Decrease)/increase in deferred income and other current liabilities	(806)	2,618
Decrease in other long-term liabilities	(3,064)	(606)
Net cash (used in)/provided by operating activities	(23,893)	11,645
Cash flows used in investing activities
Acquisition of property and equipment	(1,517)	(1,035)
Deposit in restricted cash account	(15,000)	--
Proceeds from sale of investments	--	1,055
Purchase of intangible assets	(130)	(139)
Net cash used in investing activities	(16,647)	(119)
Cash flows used in financing activities
Shares surrendered by employees to pay taxes on restricted stock	(575)	(705)
Excess tax benefit from stock options	--	1
Proceeds from exercise of stock options	571	8
Proceeds from employee stock purchase plan	50	61
Acquisition of treasury shares	(1,664)	--
Dividends associated with vesting of restricted stock	(12)	(97)
Net cash used in financing activities	(1,630)	(732)
Effect of exchange rate changes on cash	6	(88)
Net (decrease)/increase in cash	(42,164)	10,706
Cash and cash equivalents, beginning of period	83,395	68,505
Cash and cash equivalents, end of period	$41,231	$79,211
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$21	$11
Income taxes paid/(refunded), net	$387	$(3,790)

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

Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company’s Consolidated Balance Sheet at December 31, 2010, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. Restricted Cash

The Company terminated its Asset-Based Lending Facility (“ABL”) effective March 31, 2011. Given its cash position at that time, barring extraordinary developments, the Company did not anticipate any need for borrowing before December 31, 2011 when the ABL would have expired by its terms. The Company expects to enter into a less expensive long-term credit facility in the near future. Since the ABL had provided a letter of credit arrangement, as a result of its termination, the Company deposited $15.0 million into a restricted cash account as collateral for a comparable amount of irrevocable standby and open commercial letters of credit outstanding. As of June 30, 2011, the Company had $8.8 million of standby and open letters of credit outstanding.

3. Stock-Based Compensation

The Company has stock incentive plans under which directors, officers and other eligible employees receive stock options, restricted stock, and other equity-based awards.

Stock options are granted with an exercise price equal to the market value of a share of the Company’s common stock on the date of grant. Stock option grants expire within 10 years and generally vest on a graded basis within three to four years from the date of grant. Restricted stock share awards generally vest on a graded basis over a three to four year period or cliff vest after one year. During the six months ended June 30, 2011 and 2010, the Company granted 21,000 and 557,000 stock options, respectively. The Company granted 18,393 and 71,190 shares of restricted stock during the six months ended June 30, 2011 and 2010, respectively. Stock options outstanding and unvested restricted stock amounted to 2,836,187 and 68,313 shares, respectively, as of June 30, 2011.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Stock-Based Compensation (continued)

The following table summarizes the components of stock-based compensation expense for the three and six months ended June 30, 2011 and 2010, which is recorded in Selling, general, and administrative expenses (“SG&A”) in the Condensed Consolidated Statements of Operations (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options	$489	$505	$1,452	$858
Restricted stock awards and employee stock purchase plan	54	445	448	1,226
Total stock-based compensation expense	$543	$950	$1,900	$2,084

The fair value of stock options was estimated using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used to compute the fair value of stock option grants for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted-average volatility	65.8%	56.7%	61.8%	56.7%
Risk-free interest rate	3.1%	3.3%	3.1% to 3.5%	3.3% to 3.7%
Weighted-average dividend yield	0%	0%	0%	0%
Expected term	3 years	3 to 9 years	3 to 5 years	3 to 9 years

The fair value of restricted stock was calculated by multiplying the market value of a share of the Company’s common stock on the date of grant by the number of shares granted and is amortized on a straight-line basis over the vesting periods.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Stock-Based Compensation (continued)

As of June 30, 2011, approximately $3.0 million of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 1.7 years, compared to approximately $7.4 million of unrecognized stock-based compensation expense to be recognized over a weighted-average period of 2.3 years as of June 30, 2010.

4. Earnings/(Loss) Per Share

Basic earnings/(loss) per share is calculated by dividing net income/(loss) by weighted-average common shares outstanding. Diluted earnings/(loss) per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of equity based awards under the Company’s stock incentive plans. Dilutive securities, which include stock options and restricted stock, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted-average shares outstanding for the period. Stock options and restricted stock outstanding as of June 30, 2011 and 2010 in an aggregate amount of 2,194,000 and 2,506,000, respectively, have been excluded from the diluted per share calculation as the impact would be antidilutive. All stock options and restricted stock outstanding for the six months ended June 30, 2011 have been excluded from the diluted per share calculation as the impact would be antidilutive. The shares used to calculate basic and diluted earnings/(loss) per common share consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Weighted-average common shares outstanding	18,296,000	18,146,000	18,268,000	18,119,000
Effect of dilutive securities:
Restricted stock and employee stock purchase plan	85,000	167,000	--	193,000
Stock options	200,000	204,000	--	189,000
Weighted-average common shares outstanding and common share equivalents	18,581,000	18,517,000	18,268,000	18,501,000

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Investments

The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than carrying value and evidence indicates that an investment’s carrying value may not be recoverable within a reasonable period of time.  In the Company’s evaluation of its investments, it also considered its ability and intent to hold the investment until the market price recovers, the reasons for the decline in fair value, the duration of the decline in fair value and expected future performance.  Based on an independent third-party appraisal, the Company recorded an other-than-temporary impairment of investments of $0.4 million related to auction-rate securities within Impairment of investments in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2011.

During the six months ended June 30, 2010, the Company sold a portion of its equity investments. The cost basis of the equity investment sold was $0.2 million, which was determined utilizing the specified identification method. The proceeds from the sale were $1.0 million, resulting in a net realized gain of $0.8 million, which is recorded in Interest and other income, net in the Condensed Consolidated Statement of Operations.

The following table presents gross unrealized gains on, and estimated fair value of, the Company’s auction-rate securities as of June 30, 2011 and December 31, 2010 (in thousands):

	Historical	(1)	Estimated Fair	Other than Temporary	Gross Unrealized
	Cost	Cost Basis	Value	Impairment	Gains	Losses
June 30, 2011	$6,100	$2,129	$2,213	--	$84	--

December 31, 2010	6,100	2,424	2,516	--	92	--

(1) The cost basis is historical cost less other-than-temporary impairment charged to income.

The Company had $1.4 million of non-credit other-than-temporary impairments for auction-rate securities recorded in Accumulated other comprehensive loss at June 30, 2011.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Fair Value Measurement

The Company’s financial assets, measured at fair value on a recurring basis, were as follows (in thousands):

	Fair Value at June 30, 2011	Fair Value at December 31, 2010	Hierarchy
Deferred compensation plans' assets	$38,131	$36,473	Level 2
Auction-rate securities	2,213	2,516	Level 3

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

The following table presents the reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 assets, auction-rate securities, measured at fair value using observable inputs based on unobservable data in an inactive market for the six months ended June 30, 2011 and 2010 (in thousands):

	June 30, 2011	June 30, 2010
Beginning balance	$2,516	$3,529
Unrealized loss recorded in Accumulated other comprehensive loss	(8)	(116)
Impairment charge included in Statement of Operations	(295)	(2)
Ending balance	$2,213	$3,411

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Fair Value Measurement (continued)

The Company recorded a $0.4 million and $0.1 million writedown in its auction-rate securities within Impairment of investments in the Condensed Consolidated Statements of Operations during the six months ended June 30, 2011 and 2010, respectively.

7. Acquisition of Women’s Sportswear Business

On June 1, 2011, in connection with the Company’s strategic decision to transition the women’s sportswear business from a licensed to a wholly owned operation in the Wholesale segment, the Company acquired certain net assets from its licensee, Bernard Chaus, Inc. (“Chaus”), in exchange for consideration of approximately $5.1 million, all of which was outstanding as of June 30, 2011 and included in Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet. Chaus was the Company’s licensee for women’s sportswear apparel and accessories until the termination of the licensing agreement.

The Company accounted for the women’s sportswear division acquisition as a business combination. Based on an independent third-party appraisal, the acquisition cost of $5.1 million (excluding insignificant transaction costs) has been allocated on a preliminary basis to the net assets acquired based on their respective fair values as follows: customer relationship intangible asset of $2.5 million; goodwill of $4.9 million, which is deductible for tax purposes over its amortizable tax life; and current liabilities of $2.3 million. The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed for the allocation of the purchase price. As a result, the estimated purchase price allocation is subject to change.

The customer relationship intangible asset was valued using the excess earnings method. This method discounts the estimated after tax cash flows associated with the existing base of customers as of the acquisition date, factoring in expected attrition of the existing customer base. The customer relationship intangible asset will be amortized over an estimated useful life of 19 years, which is the weighted-average amortization period of the intangible asset.  Amortization expense will be recorded within SG&A in the Condensed Consolidated Statement of Operations. Goodwill is not amortized, but is assessed for impairment at least annually based on comparisons of fair values to carrying values.

8. Comprehensive Income/(loss)

Comprehensive income/(loss) is comprised of net income/(loss), the effect of foreign currency translation and changes in unrealized gains and losses on available-for-sale securities. Comprehensive income for the three months ended June 30, 2011 amounted to $0.3 million. Comprehensive loss for the six months ended June 30, 2011 amounted to $16.6 million. Comprehensive income for the three and six months ended June 30, 2010 amounted to $0.6 million and $1.2 million, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Segment Information

The Company designs and sources a broad range of fashion footwear, handbags, accessories, and apparel and has three reportable segments: Wholesale, Consumer Direct and Licensing. The Wholesale segment markets footwear, handbags and men’s and women’s apparel products for sale to approximately 5,200 domestic department and specialty store locations, the Company’s Consumer Direct segment and international retailers. The Consumer Direct segment markets a broad selection of the Company’s branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full-priced retail stores, Company Stores (“outlets”) and its e-commerce website (at website address www.kennethcole.com). The Licensing segment, through third-party licensee agreements, has evolved the Company from primarily a footwear resource to a diverse global lifestyle brand competing effectively in approximately 30 apparel and accessories categories for men, women and children. The Company maintains control over quality, brand image and distribution of the licensees' products. The segment consists primarily of royalties earned on domestic and international licensee sales to third parties of products bearing the Company’s trademarks and trade names.

The Company’s reportable segments are business units that offer products to overlapping consumers through different channels of distribution. Each segment is managed separately, while results across segments are reviewed by the executive management committee. The Company evaluates performance of each of its segments and allocates resources based on profit or loss before store closing and severance costs, stock-based compensation expense, writedown of available-for-sale securities, impairment of intangible and long-lived assets, unallocated corporate overhead and income taxes for each segment.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Segment Information (continued)

Financial information of the Company’s reportable segments is as follows (in thousands):

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Wholesale	Consumer Direct	Licensing	Totals	Wholesale	Consumer Direct	Licensing	Totals
Net revenues	$51,982	$39,661	$10,602	$102,245	$126,490	$72,849	$20,379	$219,718
Segment (loss)/income (1)(2)	(4,446)	(692)	8,777	3,639	(4,866)	(9,712)	16,623	2,045
Segment assets (3)					190,987	42,240	12,850	246,077

	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	Wholesale	Consumer Direct	Licensing	Totals	Wholesale	Consumer Direct	Licensing	Totals
Net revenues	$52,068	$44,820	$11,085	$107,973	$114,503	$81,778	$21,204	$217,485
Segment income/(loss) (1)(2)	227	(4,422)	8,536	4,341	2,379	(9,478)	16,348	9,249
Segment assets (3)					173,239	45,914	36,693	255,846

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

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Segment Information (continued)

The reconciliation of the Company’s reportable segment income/(loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income/(loss)
Total income for reportable segments (1)	$3,639	$4,341	$2,045	$9,249
Adjustment for store closing and severance costs, stock- based compensation expense, writedown of available- for-sale securities, impairment of intangible and long- lived assets and unallocated corporate overhead	(2,887)	(3,228)	(18,362)	(6,219)
Total income/(loss) before provision for income taxes	$752	$1,113	$(16,317)	$3,030

(1) Excludes store closing and severance costs, stock-based compensation expense, writedown of available-for-sale securities, impairment of intangible and long-lived assets, unallocated corporate overhead and income taxes

Revenues from international customers were approximately 6.9% and 5.4% of the Company’s consolidated revenues for the three months ended June 30, 2011 and 2010, respectively, and approximately 7.9% and 6.4% of the Company’s consolidated revenues for the six months ended June 30, 2011 and June 30, 2010, respectively.

10. Income Taxes

The Company remains substantially in a fully valued deferred tax position for federal income tax purposes and is in a loss position for the six months ended June 30, 2011. Accordingly, income taxes for 2011 primarily represent state, local and foreign jurisdiction taxes.

11. Store Closing and Severance Costs

During the six months ended June 30, 2011, the Company recorded $7.0 million of net store closing costs within the Consumer Direct segment and $5.5 million of severance costs within the Wholesale and Consumer Direct segments. The expenses are included within Store closing and severance costs in the Condensed Consolidated Statement of Operations. During the six months ended June 30, 2011 the Company paid all amounts related to the store closing costs. As of June 30, 2011, the Company had accrued severance costs of $3.0 million which are expected to be paid through the third quarter of 2012.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Store Closing and Severance Costs (continued)

As of June 30, 2011 the Company had accrued store closing costs of $1.2 million related to 2010 store closings which are expected to be paid through the third quarter of 2013.

12. Related Party Transaction

The Company recorded expenses of approximately $0.3 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company’s Chairman and Chief Creative Officer. During the six months ended June 30, 2011 and 2010, the Company recorded expenses of approximately $0.3 million and $0.1 million, respectively. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

13. Common Stock Repurchase

During the three and six months ended June 30, 2011, the Company repurchased 143,800 of its shares at an aggregate price of $1.7 million. No shares were repurchased by the Company during the three and six months ended June 30, 2010.

The Company had 2,929,000 and 3,072,800 shares available for repurchase as of June 30, 2011 and 2010, respectively, from authorization by the Company’s Board of Directors for the Company’s common stock repurchase plan.

14. New Accounting Pronouncement

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years beginning after December 15, 2011. The Company expects that ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

The statements contained in this report which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding Kenneth Cole Production, Inc.’s (the “Company”) anticipated results or level of business for 2011 or any other future period, may be deemed to constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including, but not limited to, demand and competition for the Company’s products, the ability to enter into new licensee agreements, to maintain and renew existing licensing agreements, changes in consumer preferences or fashion trends, events causing disruption in product shipment, change in import regulations, dependence on certain large customers, changes in the Company’s relationships with vendors and other resources, the launching or prospective development of new business initiatives, future licensee sales growth, gross margins, store expansion, openings and closings, changes in distribution centers and implementation of management information systems. The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company’s reports and registration statements filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

Update on Critical Accounting Policies and Estimates

The Company’s Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a summary of the Company’s significant accounting policies, see the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 except as follows:

Goodwill

Upon the completion of an acquisition, the Company estimates and records the fair value of purchased assets, including tangible and intangible assets.  The fair value of intangible assets is estimated based on management’s assessment, considering independent third-party appraisals when necessary.   The excess of the purchase consideration over the fair value of net assets acquired is recorded as goodwill. Goodwill is not amortized.

Goodwill impairment, which is assessed at least annually, is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and performance of the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. To assist management in the process of determining goodwill impairment, we review and consider appraisals from independent valuation firms. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risks inherent in future cash flows, perpetual growth rates and determination of appropriate market comparables.

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

The Company markets its products to approximately 5,200 domestic department and specialty store locations, the Company’s full-priced retail stores, outlet stores, and its e-commerce website, as well as internationally through its licensee partners and international retailers. The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men’s, women’s and children’s footwear, apparel and accessories), prices (“bridge”, “better” and “moderate“) and styling. The Company believes the diversity of its product mix provides balance to its overall sales and increases opportunities in all channels of distribution.

The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements. The Company offers, through these agreements, a lifestyle collection of men’s product categories, including tailored clothing, dress shirts, dress pants, neckwear, outerwear, sleepwear, socks, underwear, belts, business cases, small leather goods, sunglasses, prescription eyewear, watches, jewelry, and fragrance. Women’s product categories currently being sold pursuant to license agreements include outerwear, swimwear, sleepwear, small leather goods, belts, sunglasses, prescription eyewear, watches, jewelry and fragrance. In addition, the Company licenses luggage and children’s apparel. In October 2010, the Company announced that it had made the strategic decision to terminate the licensing agreement with its women’s sportswear licensee effective June 1, 2011, and has brought the business in-house.

The Company recorded net revenues of $102.2 million and $219.7 million for the three and six months ended June 30, 2011, respectively. Diluted earnings per share was $0.03 for the three months ended June 30, 2011 as compared to diluted earnings per share of $0.05 for the three months ended June 30, 2010. Diluted loss per share was $(0.91) for the six months ended June 30, 2011 as compared to diluted earnings per share of $0.15 for the six months ended June 30, 2010. Included in the diluted loss per share for the six months ended June 30, 2011 were expenses of $12.5 million for store closing and severance costs. Cash, cash equivalents and restricted cash were $56.2 million at June 30, 2011 versus $79.2 million at June 30, 2010. At June 30, 2011, the Company had no long-term debt.

Recent Developments

On June 1, 2011, in connection with the Company’s strategic decision to transition the women’s sportswear business from a licensed to a wholly owned operation in the Wholesale segment, the Company acquired certain net assets from its licensee, Bernard Chaus, Inc. (“Chaus”), in exchange for consideration of approximately $5.1 million, all of which was outstanding as of June 30, 2011 and included in Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet. Chaus was the Company’s licensee for women’s sportswear apparel and accessories until the termination of the licensing agreement.

The Company accounted for the women’s sportswear division acquisition as a business combination. Based on an independent third-party appraisal, the acquisition cost of $5.1 million (excluding insignificant transaction costs) has been allocated on a preliminary basis to the net assets acquired based on their respective fair values as follows: customer relationship intangible asset of $2.5 million; goodwill of $4.9 million, which is deductible for tax purposes over its amortizable tax life; and current liabilities of $2.3 million. The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed for the allocation of the purchase price. As a result, the estimated purchase price allocation is subject to change.

The customer relationship intangible asset was valued using the excess earnings method. This method discounts the estimated after tax cash flows associated with the existing base of customers as of the acquisition date, factoring in expected attrition of the existing customer base. The customer relationship intangible asset will be amortized over an estimated useful life of 19 years, which is the weighted-average amortization period of the intangible assets.  Amortization expense will be recorded within selling, general and administrative expenses (“SG&A”) in the Condensed Consolidated Statement of Operations. Goodwill is not amortized, but is assessed for impairment at least annually based on comparisons of fair values to carrying values.

On June 20, 2011 Paul Blum joined the Company as Chief Executive Officer. Kenneth D. Cole stepped down as Interim Chief Executive Officer of the Company and remained Executive Chairman of the Board of Directors and Chief Creative Officer. In addition, Mr. Blum was elected to join the Company’s Board of Directors.

Results of Operations

The following table sets forth the Company’s Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of net revenues for the three and six months ended June 30, 2011 and June 30, 2010.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Net sales	$91,643	89.6%	$96,888	89.7%	$199,339	90.7%	$196,281	90.3%
Royalty revenue	10,602	10.4	11,085	10.3	20,379	9.3	21,204	9.7
Net revenues	102,245	100.0	107,973	100.0	219,718	100.0	217,485	100.0
Gross profit (1)	41,496	40.6	47,188	43.7	83,167	37.9	92,738	42.6
Selling, general and administrative expenses	40,441	39.6	46,092	42.7	86,746	39.5	90,672	41.7
Store closings and severance costs	--	--	--	--	12,482	5.7	--	--
Operating income/(loss)	1,055	1.0	1,096	1.0	(16,061)	(7.3)	2,066	0.9
Interest and other income, net	73	0.0	65	0.0	120	0.0	1,032	0.5
Impairment of investments	(376)	(0.3)	(48)	0.0	(376)	(0.1)	(68)	0.0
Income/(loss) before income taxes	752	0.7	1,113	1.0	(16,317)	(7.4)	3,030	1.4
Income tax expense	173	0.1	176	0.1	306	0.1	261	0.1
Net income/(loss)	$579	0.6%	$937	0.9%	$(16,623)	(7.5)%	$2,769	1.3%

_______________________

(1) Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

NET REVENUES: Net revenues decreased 5.3%, or $5.8 million, to $102.2 million for the three months ended June 30, 2011 from $108.0 million for the three months ended June 30, 2010. The decrease in revenues is primarily due to the Company’s closing of nineteen stores since June 30, 2010. Excluding sales from closed stores, net revenues were approximately flat.

NET SALES: Wholesale net sales were approximately flat at $52.0 million for the three months ended June 30, 2011 compared to $52.1 million for the three months ended June 30, 2010. A decrease in footwear sales was offset by an increase in apparel sales.

Net sales in the Company’s Consumer Direct segment decreased 11.5%, or $5.2 million, to $39.6 million for the three months ended June 30, 2011 from $44.8 million for the three months ended June 30, 2010. Sales decreased primarily as a result of the closing of stores over the past twelve months which had net sales of $6.2 million for the three months ended June 30, 2010, and a comparable store sales decrease of 1.7%, or $0.6 million. The reduction in comparable store sales was partially offset by incremental sales from stores opened after June 30, 2010 that were not included in comparable store sales. Comparable stores are defined as new stores that are open for longer than thirteen months. A store that stops operations is included in the comparable sales calculation through the date of closing. The Company closed two full-priced retail stores during the three months ended June 30, 2011 as compared to opening one outlet and closing one full-priced retail store and one outlet during the three months ended June 30, 2010.

ROYALTY REVENUE: Royalty revenue decreased 4.4%, or $0.5 million, to $10.6 million for the three months ended June 30, 2011 from $11.1 million for the three months ended June 30, 2010. Contractual minimums for the Le Tigre license with JC Penney ceased during the third quarter of 2010 as the license was not renewed through a mutual agreement. The Company recorded no licensing revenue for Le Tigre during the three months ended June 30, 2011 versus $0.9 million during the three months ended June 30, 2010. This decrease was partially offset by an increase in contractual royalty minimums. Excluding Le Tigre, royalty revenue increased 4.5%.

GROSS PROFIT: Consolidated gross profit, as a percentage of net revenues, decreased to 40.6% for the three months ended June 30, 2011 from 43.7% for the three months ended June 30, 2010. The 310 basis point decrease resulted primarily from decreases within the Wholesale segment due to ongoing cost pressures on initial mark-ups and increased dilution as well as additional markdowns in Consumer Direct to clear inventory resulting from the Company’s decision to accelerate the closure of unproductive stores. In addition, the decrease, as a percentage of net revenues, was due to the revenue mix shifting to the Wholesale segment. For the near term, the Company believes the shift in sales mix to the Wholesale segment will continue and accordingly the consolidated gross profit, as a percentage of net revenues, is expected to be lower year over year. The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had decreased revenues as a percentage of net revenues to 38.8% for the three months ended June 30, 2011 compared to 41.5% for the three months ended June 30, 2010, while the Wholesale segment revenues, as a percentage of net revenues, increased to 50.8% for the three months ended June 30, 2011 from 48.2% for the three months ended June 30, 2010. The revenues in the Licensing segment, which carries nominal cost of goods sold, increased, as a percentage of net revenues, to 10.4% for the three months ended June 30, 2011 compared to 10.3% for the three months ended June 30, 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: SG&A expenses, including warehousing and receiving expenses, as a percentage of net revenues, decreased 310 basis points to 39.6% for the three months ended June 30, 2011 as compared to 42.7% for the three months ended June 30, 2010. Total SG&A decreased $5.7 million to $40.4 million for the three months ended June 30, 2011 from $46.1 million for the three months ended June 30, 2010. The decrease in SG&A expenses was the result of an ongoing focus on cost efficiencies and the elimination of overhead related to closed, unproductive retail stores slightly offset with costs associated with startup of the women’s and Reaction men’s apparel businesses. For the balance of the year, the Company believes the shift in sales mix to the Wholesale segment will continue and accordingly, the Consolidated SG&A expenses, as a percentage of net revenues, are expected to decrease year over year.

IMPAIRMENT OF INVESTMENTS: Impairment of investments, which were other-than-temporary impairments of auction-rate securities, was $0.4 million for the three months ended June 30, 2011 and $0.1 million for the three months ended June 30, 2010. The fair value of the Company’s auction-rate securities was determined utilizing an independent appraiser. The primary variables used in determining fair value include collateral, rating, insurance, credit risk and downgrade risk of the security.

INCOME TAXES: The Company does not expect to pay federal income taxes in 2011 based on its carryforward net operating losses. The Company’s effective tax rate was 23.0% for the three months ended June 30, 2011 compared to 15.8% for the three months ended June 30, 2010. Total income tax expense for the three months ended June 30, 2011 and 2010 was $0.2 million. Income tax expense in each period is comprised of state, local, and foreign jurisdiction taxes.

NET INCOME: As a result of the foregoing, the Company recorded net income of $0.6 million or 0.6% of net revenues for the three months ended June 30, 2011 as compared to net income of $0.9 million, or 0.9% of net revenues for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

NET REVENUES: Net revenues increased 1.0%, or $2.2 million, to $219.7 million for the six months ended June 30, 2011 from $217.5 million for the six months ended June 30, 2010. Double-digit revenue growth in the Wholesale segment was partially offset by decreases in the Consumer Direct segment due to store closings. Excluding sales from closed stores, net revenues increased 6.1%.

NET SALES: Wholesale net sales increased 10.5%, or $12.0 million, to $126.5 million for the six months ended June 30, 2011 from $114.5 million for the six months ended June 30, 2010. The increase was primarily attributable to additional sales of $12.5 million for footwear and apparel partially offset by decreases in the handbag business.

Net sales in the Company’s Consumer Direct segment decreased 10.9%, or $9.0 million, to $72.8 million for the six months ended June 30, 2011 from $81.8 million for the six months ended June 30, 2010. Sales decreased primarily as a result of the closing of stores over the past twelve months which had net sales of $10.5 million for the six months ended June 30, 2010, and a comparable store sales decrease of 2.2%, or $1.3 million. The reduction in comparable store sales was partially offset by incremental sales from stores opened after June 30, 2010 that were not included in comparable store sales. Comparable stores are defined as new stores that are open for longer than thirteen months. A store that stops operations is included in the comparable sales calculation through the date of closing. During the six months ended June 30, 2011, the Company opened two outlets and closed nine full-priced retail stores and one outlet. During the six months ended June 30, 2010, the Company opened one outlet and closed one full-priced retail store and one outlet.

ROYALTY REVENUE: Royalty revenue decreased 3.9%, or $0.8 million, to $20.4 million for the six months ended June 30, 2011 from $21.2 million for the six months ended June 30, 2010. Contractual minimums for the Le Tigre license with JC Penney ceased during the third quarter of 2010 as the license was not renewed through a mutual agreement. The Company recorded no licensing revenue for Le Tigre during the six months ended June 30, 2011 versus $1.9 million during the six months ended June 30, 2010. This decrease was partially offset by an increase in contractual royalty minimums. Excluding Le Tigre, royalty revenue increased 5.4%.

GROSS PROFIT: Consolidated gross profit, as a percentage of net revenues, decreased to 37.9% for the six months ended June 30, 2011 from 42.6% for the six months ended June 30, 2010. The 470 basis point decrease resulted from decreases at both the Wholesale and Consumer Direct segments due to increasing cost pressures in the Wholesale segment on initial mark-ups and the aggressive markdowns in Consumer Direct to clear excess inventory resulting from the Company’s decision to accelerate the closure of unproductive stores. In addition, the decrease, as a percentage of net revenues, was due to the revenue mix shifting to the Wholesale segment. The Company believes in the near term the shift in sales mix to the Wholesale segment will continue and accordingly the consolidated gross profit, as a percentage of net revenues, is expected to be lower year over year. The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had decreased revenues as a percentage of net revenues to 33.1% for the six months ended June 30, 2011 from 37.6% for the six months ended June 30, 2010, while the Wholesale segment revenues, as a percentage of net revenues, increased to 57.6% for the six months ended June 30, 2011 from 52.7% for the six months ended June 30, 2010. The revenues in the Licensing segment, which carries nominal cost of goods sold, decreased, as a percentage of net revenues, to 9.3% for the six months ended June 30, 2011 compared to 9.7% for the six months ended June 30, 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: SG&A expenses, including warehousing and receiving expenses, as a percentage of net revenues, decreased 220 basis points to 39.5% for the six months ended June 30, 2011 as compared to 41.7% for the six months ended June 30, 2010. Total SG&A decreased $4.0 million to $86.7 million for the six months ended June 30, 2011 from $90.7 million for the six months ended June 30, 2010. The decrease in SG&A expenses was driven primarily from closed retail stores and reductions in payroll and payroll related expenses slightly offset by costs associated with startup of the women’s and Reaction men’s apparel businesses during six months ended June 30, 2011. In the near term, the Company believes the shift in sales mix to the Wholesale segment will continue and accordingly, the Consolidated SG&A expenses, as a percentage of net revenues, are expected to decrease year over year.

STORE CLOSING AND SEVERANCE COSTS: The Company closed eight stores during the six months ended June 30, 2011 and incurred approximately $7.0 million in net costs for contract lease terminations and other related costs to close the stores. In addition, approximately $5.5 million of severance was recorded during the six months ended June 30, 2011.

INTEREST AND OTHER INCOME, NET: Interest and other income, net decreased $0.9 million to approximately $0.1 million for the six months ended June 30, 2011 as compared to $1.0 million for the six months ended June 30, 2010.  The decrease is primarily due to the Company realizing a $0.8 million gain on the sale of a portion of the Company’s equity investments during the six months ended June 30, 2010.

IMPAIRMENT OF INVESTMENTS: Impairment of investments, which were other-than-temporary impairments of auction-rate securities, was $0.4 million for the six months ended June 30, 2011 and $0.1 million for the six months ended June 30, 2010. The fair value of the Company’s auction-rate securities was determined utilizing an independent appraiser. The primary variables used in determining fair value include collateral, rating, insurance, credit risk and downgrade risk of the security.

INCOME TAXES: The Company does not expect to pay federal income taxes in 2011 based on its carryforward net operating losses. The Company’s effective tax rate was 1.9% for the six months ended June 30, 2011 compared to 8.6% for the six months ended June 30, 2010. Total income tax expense for the six months ended June 30, 2011 and 2010 was $0.3 million. Income tax expense in each period is comprised of state, local, and foreign jurisdiction taxes.

NET (LOSS)/INCOME: As a result of the foregoing, the Company recorded a net loss of $16.6 million or (7.5)% of net revenues for the six months ended June 30, 2011 as compared to net income of $2.8 million, or 1.3% of net revenues for the six months ended June 30, 2010.

New Accounting Pronouncement

Please refer to Footnote 14 for the Company’s new accounting pronouncement disclosure.

Related Party Transaction

Please refer to Footnote 12 for the Company’s related party transaction disclosure.

Liquidity and Capital Resources

As of June 30, 2011, the Company had $56.2 million in cash, cash equivalents and restricted cash, which consist primarily of money market funds. The Company uses cash from operations as the primary source of financing its capital expenditures and seasonal requirements. Cash needs vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its wholesale customers and its retail stores and the level of inventory and accounts receivable balances. At June 30, 2011 and December 31, 2010, working capital was $75.4 million and $100.3 million, respectively.

Cash used in operating activities was $23.9 million for the six months ended June 30, 2011, compared to cash provided by operating activities of $11.6 million for the six months ended June 30, 2010. The increase in cash used in operating activities was primarily attributable to $7.0 million paid for lease contract termination payments, an increase in other assets and a decrease in other long-term liabilities.

Net cash used in investing activities totaled $16.6 million for the six months ended June 30, 2011 compared to $0.1 million for the six months ended June 30, 2010. The increase in cash used by investing activities resulted primarily from the Company depositing $15.0 million into a restricted cash account which serves as collateral for irrevocable standby and open letters of credit. In addition, the increase in cash used by investing activities was attributable to capital expenditure additions of $0.5 million during the six months ended June 30, 2011 as compared to June 30, 2010 and the proceeds of $1.0 million from the sales of a portion of an equity investment during the six months ended June 30, 2010.

Net cash used in financing activities was $1.6 million for the six months ended June 30, 2011 compared to $0.7 million for the six months ended June 30, 2010. The increase was primarily attributable to $1.7 million used to repurchase 143,800 treasury shares during the six months ended June 30, 2011 partially offset by an increase of $0.6 million for proceeds from the exercise of stock options.

During the first quarter of the 2011 fiscal year, the Company had a revolving senior secured asset based credit facility (the “Facility”) which provided the Company with borrowing availability of $60 million. The Company did not borrow under the Facility which was terminated on March 31, 2011. Barring extraordinary developments, the Company expects to satisfy its current cash requirements for 2011, including requirements for any new stores, anticipated store closing costs, expected enhancement of information systems and anticipated current obligations, primarily with cash flow from operations and cash on hand. As such, the Company does not anticipate any need for borrowing before December 31, 2011 when the Facility would have expired by its terms. The Company expects to enter into a less expensive long-term credit facility in the near future.

At June 30, 2011, the Company had $15.0 million of restricted cash, all of which is classified as a current asset. The restricted cash serves as collateral for irrevocable standby and open letters of credit that provides financial assurance that the Company will fulfill its obligations. The cash is held in custody by the issuing bank and is restricted as to withdrawal or use. As of June 30, 2011, the Company had $8.8 million of standby and open letters of credit. The Company did not have any off-balance sheet arrangements as of June 30, 2011.

The foregoing commentary should be considered to fall within the coverage of the "Safe Harbor Statement" under the Private Securities Litigation reform Act of 1995 included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has auction-rate-securities that contain "A" through "double C" rated debt obligations and a preferred share closed end fund that are substantially all insured. All of the Company’s auction-rate securities have failed at auction as a result of illiquidity and imbalance in order flow within the market. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral; however, parties wishing to sell securities could not do so. Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities. If these auctions continue to fail, it could result in the Company holding securities beyond their next scheduled auction reset dates and will limit the liquidity of these investments. Based on the Company’s expected operating cash flows, and other sources and uses of cash, the Company does not anticipate that the lack of liquidity of these investments will affect its ability to execute its current business plan. These assets have been classified as long-term in the Company’s Condensed Consolidated Balance Sheets and have been recorded at their fair value.

The Company is exposed to currency exchange rate risks with respect to its inventory transactions denominated in foreign currencies, although greater than 95% of the transactions are in US dollars. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by periodically utilizing foreign exchange contracts. The Company does not enter into foreign currency transactions for trading or speculative purposes. At June 30, 2011, the Company had no forward exchange contracts outstanding.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 1A. Risk Factors. There have been no material changes during the quarterly period ended June 30, 2011 from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None

Item 5. Other Information. None

Item 6. Exhibits.

10.15	Employment Agreement between Kenneth Cole Productions, Inc. and Paul Blum dated June 9, 2011.

23.01	Consent of Independent Appraisal Firm.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.SCH	XBRL Schema Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kenneth Cole Productions, Inc.
Registrant

August 5, 2011	/s/ DAVID P. EDELMAN
David P. Edelman
Chief Financial Officer (Principal Financial and Accounting Officer)