Form 10-Q
period 2011-09-30
COLE KENNETH PRODUCTIONS INC
filed 2011-11-03
CIK 921691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	November 1, 2011
Class A Common Stock ($.01 par value)	10,117,991
Class B Common Stock ($.01 par value)	8,010,497

Kenneth Cole Productions, Inc.
Index to Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$39,074	$83,395
Accounts receivable, net	60,640	35,779
Inventories	50,939	36,539
Prepaid expenses and other current assets	3,807	4,305
Total current assets	154,460	160,018

Property and equipment, at cost, less accumulated depreciation and amortization	43,992	48,862

Other assets:
Intangible assets, net	9,620	7,317
Goodwill	4,576	--
Deferred taxes, net	595	528
Investments and other	4,799	4,808
Deferred compensation plans' assets	43,352	41,436
Total other assets	62,942	54,089

Total Assets	$261,394	$262,969

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2011	December 31, 2010
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$63,547	$43,608
Other current liabilities	8,154	13,055
Deferred income	1,138	3,069
Total current liabilities	72,839	59,732

Accrued rent and other long-term liabilities	10,539	15,872
Deferred compensation plans' liabilities	42,320	40,630

Commitments and contingencies

Shareholders' Equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized, none outstanding	--	--
Class A Common Stock, par value $.01, 40,000,000 shares authorized; 16,236,890 and 16,070,348 issued; 10,135,040 and 10,214,798 outstanding as of September 30, 2011 and December 31, 2010, respectively	162	160
Class B Convertible Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	80	80
Additional paid-in capital	113,678	110,847
Accumulated other comprehensive loss	(715)	(592)
Retained earnings	150,284	161,161
	263,489	271,656
Class A Common Stock in treasury, at cost, 6,101,850 and 5,855,550 shares as of September 30, 2011 and December 31, 2010, respectively	(127,793)	(124,921)
Total shareholders' equity	135,696	146,735
Total Liabilities and Shareholders' Equity	$261,394	$262,969

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$116,233	$107,493	$315,572	$303,774
Royalty revenue	11,782	11,543	32,161	32,747
Net revenues	128,015	119,036	347,733	336,521
Cost of goods sold	79,803	68,411	216,354	193,158
Gross profit	48,212	50,625	131,379	143,363
Selling, general and administrative expenses	42,281	48,318	129,027	138,990
Store closing and severance costs	--	--	12,482	--
Operating income/(loss)	5,931	2,307	(10,130)	4,373
Interest and other income, net	44	77	164	1,109
Impairment of investments	(29)	(279)	(405)	(347)
Income/(loss) before provision for income taxes	5,946	2,105	(10,371)	5,135
Provision for income taxes	188	85	494	346
Net income/(loss)	$5,758	$2,020	$(10,865)	$4,789
Earnings/(loss) per share:
Basic	$0.32	$0.11	$(0.60)	$0.26
Diluted	$0.31	$0.11	$(0.60)	$0.26
Shares used to compute earnings/(loss) per share:
Basic	18,192,000	18,215,000	18,242,000	18,151,000
Diluted	18,505,000	18,537,000	18,242,000	18,513,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated Other		Treasury Stock
	Number		Number		Paid-in	Comprehensive	Retained	Number of
	of shares	Amount	of shares	Amount	Capital	Loss	Earnings	Shares	Amount	Total
Shareholders' equity December 31, 2010	16,070,348	$160	8,010,497	$80	$110,847	$(592)	$161,161	(5,855,550)	$(124,921)	$146,735
Net loss							(10,865)			(10,865)
Other-than-temporary impairment for non-credit component of available-for-sale securities						(34)				(34)
Translation adjustment for foreign currency						(78)				(78)
Unrealized loss on available-for-sale securities						(92)				(92)
Comprehensive loss										(11,069)
Realized loss for non-credit component of impaired securities						81				81
Stock-based compensation expense					2,695					2,695
Exercise of stock options and related taxes	73,617	1			642					643
Issuance of restricted stock	129,970	1								1
Shares surrendered by employees to pay taxes on restricted stock	(43,460)				(575)					(575)
Issuance of Class A Common Stock for Employee Stock Purchase Plan	6,415				69					69
Repurchase of treasury shares								(246,300)	(2,872)	(2,872)
Dividends associated with vesting of restricted stock							(12)			(12)
Shareholders' equity September 30, 2011	16,236,890	$162	8,010,497	$80	$113,678	$(715)	$150,284	(6,101,850)	$(127,793)	$135,696

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows (used in)/provided by operating activities
Net (loss)/income	$(10,865)	$4,789
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	7,314	6,912
Provision for doubtful accounts	250	30
Benefit from deferred taxes	--	(144)
Unrealized loss from investments	126	999
Impairment of investments	405	347
Stock-based compensation expense	2,695	3,026
Tax benefit from stock option exercises and restricted stock vested	(620)	(813)
Changes in operating assets and liabilities:
Increase in accounts receivable	(28,852)	(17,680)
Increase in inventories	(14,400)	(22,484)
Decrease in prepaid expenses and other current assets	498	5,654
Increase in other assets	(2,327)	(1,450)
Increase in accounts payable and accrued expenses	17,554	23,943
(Decrease)/increase in deferred income and other current liabilities	(6,981)	1,422
Decrease in other long-term liabilities	(3,567)	(1,224)
Net cash (used in)/provided by operating activities	(38,770)	3,327
Cash flows used in investing activities
Acquisition of property and equipment	(1,656)	(2,138)
Acquisitions, net of purchase price settlements	(950)	--
Deposits in restricted cash	(15,000)	--
Decrease in restricted cash	15,000	--
Proceeds from sale of investments	--	1,055
Purchase of intangible assets	(130)	(162)
Net cash used in investing activities	(2,736)	(1,245)
Cash flows used in financing activities
Shares surrendered by employees to pay taxes on restricted stock	(575)	(718)
Excess tax benefit from stock options	--	3
Proceeds from exercise of stock options	642	25
Proceeds from employee stock purchase plan	69	89
Acquisition of treasury shares	(2,872)	--
Dividends associated with vesting of restricted stock	(12)	(99)
Net cash used in financing activities	(2,748)	(700)
Effect of exchange rate changes on cash	(67)	(94)
Net (decrease)/increase in cash	(44,321)	1,288
Cash and cash equivalents, beginning of period	83,395	68,505
Cash and cash equivalents, end of period	$39,074	$69,793
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$21	$39
Income taxes paid/(refunded), net	$443	$(4,079)

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Kenneth Cole Productions, Inc. and its subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain items contained in these financial statements are based on estimates. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements reflect all significant adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. All intercompany transactions have been eliminated.

Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The Company's Consolidated Balance Sheet at December 31, 2010, as presented, was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

2. Restricted Cash

The Company terminated its Asset-Based Lending Facility ("ABL") with JPMorgan Chase Bank, N.A. effective March 31, 2011. Since the ABL had provided a letter of credit arrangement, as a result of its termination, the Company deposited $15.0 million into a restricted cash account as collateral for a comparable amount of irrevocable standby and open commercial letters of credit outstanding. On August 12, 2011 the Company entered in an asset-based lending facility (the "Facility") with Wells Fargo Bank, National Association which provides the Company with initial borrowing availability of $50 million. As a result of this agreement, the $15.0 million restricted cash account was released to the Company. The Company did not borrow under the Facility during the nine months ended September 30, 2011.

3. Stock-Based Compensation

The Company has stock incentive plans under which directors, officers and other eligible employees receive stock options, restricted stock, and other equity-based awards.

Stock options are granted with an exercise price equal to the market value of a share of the Company's common stock on the date of grant. Stock option grants expire within 10 years and generally vest on a graded basis within three to four years from the date of grant. Restricted stock share awards generally vest on a graded basis over a three to four year period or cliff vest after one year. During the nine months ended September 30, 2011 and 2010, the Company granted 281,300 and 559,500 stock options, respectively. The Company granted 144,470 and 71,190 shares of restricted stock during the nine months ended September 30, 2011 and 2010, respectively. Stock options outstanding and unvested restricted stock amounted to 3,040,662 and 194,390 shares, respectively, as of September 30, 2011.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Stock-Based Compensation (continued)

The following table summarizes the components of stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010, which is recorded in Selling, general, and administrative expenses ("SG&A") in the Condensed Consolidated Statements of Operations (dollars, in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock options	$586	$578	$2,038	$1,436
Restricted stock awards and employee stock purchase plan	209	364	657	1,590
Total stock-based compensation expense	$795	$942	$2,695	$3,026

The fair value of stock options was estimated using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used to compute the fair value of stock option grants for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted-average volatility	56.0%	66.0%	56.4%	56.8%
Risk-free interest rate	3.0%	3.0%	3.0% to 3.5%	3.0% to 3.7%
Weighted-average dividend yield	0%	0%	0%	0%
Expected term	3 to 5 years	3 years	3 to 5 years	3 to 9 years

The fair value of restricted stock was calculated by multiplying the market value of a share of the Company's common stock on the date of grant by the number of shares granted and is amortized on a straight-line basis over the vesting periods.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Stock-Based Compensation (continued)

As of September 30, 2011, approximately $5.3 million of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.5 years, compared to approximately $6.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, to be recognized over a weighted-average period of 2.1 years as of September 30, 2010.

4. Earnings/(Loss) Per Share

Basic earnings/(loss) per share is calculated by dividing net income/(loss) by weighted-average common shares outstanding. Diluted earnings/(loss) per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of equity based awards under the Company's stock incentive plans. Dilutive securities, which include stock options and restricted stock, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted-average shares outstanding for the period. Stock options and restricted stock outstanding as of September 30, 2011 and 2010 in an aggregate amount of 2,409,000 and 2,494,000, respectively, have been excluded from the diluted per share calculation as the impact would be antidilutive. All stock options and restricted stock outstanding for the nine months ended September 30, 2011 have been excluded from the diluted per share calculation as the impact would be antidilutive. The shares used to calculate basic and diluted earnings/(loss) per common share consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Weighted-average common shares outstanding - basic	18,192,000	18,215,000	18,242,000	18,151,000
Effect of dilutive securities:
Restricted stock and employee stock purchase plan	42,000	99,000	--	162,000
Stock options	271,000	223,000	--	200,000
Weighted-average common shares outstanding - diluted	18,505,000	18,537,000	18,242,000	18,513,000

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Investments

The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than carrying value and evidence indicates that an investment's carrying value may not be recoverable within a reasonable period of time.  In the Company's evaluation of its investments, it also considered its ability and intent to hold the investment until the market price recovers, the reasons for the decline in fair value, the duration of the decline in fair value and expected future performance.  Based on an independent third-party appraisal, the Company recorded an other-than-temporary impairment of investments of $0.1 million and $0.4 million related to auction-rate securities within Impairment of investments in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2011, respectively.

During the nine months ended September 30, 2010, the Company sold a portion of its equity investments. The cost basis of the equity investment sold was $0.2 million, which was determined utilizing the specific identification method. The proceeds from the sale were $1.0 million, resulting in a net realized gain of $0.8 million, which is recorded in Interest and other income, net in the Condensed Consolidated Statement of Operations. No equity investments were sold during the nine months ended September 30, 2011.

The following table presents the gross unrealized gains on, and estimated fair value of, the Company's auction-rate securities as of September 30, 2011 and December 31, 2010 (in thousands):

		(1)	Estimated	(2) Other than Temporary	Gross Unrealized
	Historical Cost	Cost Basis	Fair Value	Impairment	Gains	Losses
September 30, 2011	$6,100	$2,100	$2,066	$(34)	--	--

December 31, 2010	6,100	2,424	2,516	--	92	--
	(1) The cost basis is historical cost less other-than-temporary impairment charged to income.
	(2) The non-credit portion of the other-than-temporary impairment related to auction-rate securities is recorded in Accumulated other comprehensive loss.

The Company had $1.4 million of non-credit other-than-temporary impairments for auction-rate securities recorded in Accumulated other comprehensive loss at September 30, 2011.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Fair Value Measurement

The Company's financial assets, measured at fair value on a recurring basis, were as follows (in thousands):

	Fair Value at September 30, 2011	Fair Value at December 31, 2010	Hierarchy
Deferred compensation plans' assets	$39,037	$36,473	Level 2
Auction-rate securities	2,066	2,516	Level 3

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

The following table presents the reconciliation of the beginning and ending fair value measurements of the Company's Level 3 assets, auction-rate securities, measured at fair value using observable inputs based on unobservable data in an inactive market for the nine months ended September 30, 2011 and 2010 (in thousands):

	2011	2010
Beginning balance, December 31	$2,516	$3,529
Unrealized loss recorded in Accumulated other comprehensive loss	(126)	(134)
Impairment charge included in Condensed Consolidated Statement of Operations	(324)	(35)
Ending balance, September 30	$2,066	$3,360

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Fair Value Measurement (continued)

The Company recorded a $0.4 million and $0.3 million writedown of its auction-rate securities within Impairment of investments in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2011 and 2010, respectively.

7. Acquisition of Women's Sportswear Business

On June 1, 2011, in connection with the Company's strategic decision to transition the women's sportswear business from a licensed to a wholly owned operation in the Wholesale segment, the Company acquired certain net assets from its licensee, Bernard Chaus, Inc. ("Chaus"), in exchange for consideration of approximately $4.8 million. Chaus was the Company's licensee for women's sportswear apparel and accessories until the termination of the licensing agreement.

The Company accounted for the women's sportswear division acquisition as a business combination. Based on an independent third-party appraisal, the acquisition cost of an initial amount of $5.1 million (excluding insignificant transaction costs) was reduced by $0.3 million in the third quarter of 2011 to $4.8 million and has been allocated to the net assets acquired based on their respective fair values as follows: customer relationship intangible asset of $2.5 million; goodwill of $4.6 million, which is deductible for tax purposes over its amortizable tax life; and current liabilities of $2.3 million. The $4.8 million acquisition cost was reduced by accounts receivable due from Chaus of $3.9 million, netting to the final cash payment of $0.9 million. The Company has completed its assessment of the fair value of assets acquired and liabilities assumed for the allocation of the purchase price. As a result, the Company does not expect any subsequent change in the purchase price allocation.

The customer relationship intangible asset was valued using the excess earnings method. This method discounts the estimated after tax cash flows associated with the existing base of customers as of the acquisition date, factoring in expected attrition of the existing customer base. The customer relationship intangible asset will be amortized over an estimated useful life of 19 years.  Amortization expense is recorded within SG&A in the Condensed Consolidated Statement of Operations. Goodwill is not amortized, but is assessed for impairment at least annually based on comparisons of fair values to carrying values.

8. Comprehensive Income/(loss)

Comprehensive income/(loss) is comprised of net income/(loss), the effect of foreign currency translation and changes in unrealized gains and losses on available-for-sale securities. Comprehensive income for the three months ended September 30, 2011 amounted to $5.5 million. Comprehensive loss for the nine months ended September 30, 2011 amounted to $11.1 million. Comprehensive income for the three and nine months ended September 30, 2010 amounted to $1.8 million and $3.0 million, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Segment Information

The Company designs and sources a broad range of fashion footwear, handbags, accessories, and apparel and has three reportable segments: Wholesale, Consumer Direct and Licensing. The Wholesale segment markets footwear, handbags and men's and women's apparel products for sale to approximately 5,200 domestic department and specialty store locations, the Company's Consumer Direct segment and international retailers. The Consumer Direct segment markets a broad selection of the Company's branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full-priced retail stores, Company Stores ("outlets") and its e-commerce website (at website address www.kennethcole.com). The Licensing segment, through third-party licensee agreements, has evolved the Company from primarily a footwear resource to a diverse global lifestyle brand competing effectively in approximately 30 apparel and accessories categories for men, women and children. The Company maintains control over quality, brand image and distribution of the licensees' products. The segment consists primarily of royalties earned on domestic and international licensee sales to third parties of products bearing the Company's trademarks and trade names.

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

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Segment Information (continued)

Financial information of the Company's reportable segments is as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2011				September 30, 2011
	Wholesale	Consumer Direct	Licensing	Totals	Wholesale	Consumer Direct	Licensing	Totals
Net revenues	$79,690	$36,543	$11,782	$128,015	$206,180	$109,392	$32,161	$347,733
Segment income/(loss) (1)(2)	2,504	(3,642)	9,723	8,585	(2,362)	(13,356)	26,347	10,629
Segment assets (3)					205,623	45,325	10,446	261,394

	Three Months Ended				Nine Months Ended
	September 30, 2010				September 30, 2010
	Wholesale	Consumer Direct	Licensing	Totals	Wholesale	Consumer Direct	Licensing	Totals
Net revenues	$62,486	$45,007	$11,543	$119,036	$176,989	$126,785	$32,747	$336,521
Segment income/(loss) (1)(2)	1,518	(5,590)	9,650	5,578	3,897	(15,068)	25,998	14,827
Segment assets (3)					212,202	54,559	11,010	277,771

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

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Segment Information (continued)

The reconciliation of the Company's reportable segment income to total income/(loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income/(loss)
Total income for reportable segments (1)	$8,585	$5,578	$10,629	$14,827
Adjustment for store closing and severance costs, stock- based compensation expense, writedown of available- for-sale securities, impairment of intangible and long- lived assets and unallocated corporate overhead	(2,639)	(3,473)	(21,000)	(9,692)
Total income/(loss) before provision for income taxes	$5,946	$2,105	$(10,371)	$5,135

(1) Excludes store closing and severance costs, stock-based compensation expense, writedown of available-for-sale securities, impairment of intangible and long-lived assets, unallocated corporate overhead and income taxes

Revenues from international customers were approximately 9.6% and 6.9% of the Company's consolidated revenues for the three months ended September 30, 2011 and 2010, respectively, and approximately 8.5% and 6.5% of the Company's consolidated revenues for the nine months ended September 30, 2011 and September 30, 2010, respectively.

10. Income Taxes

The Company remains substantially in a fully valued deferred tax position for federal income tax purposes and is in a loss position for the nine months ended September 30, 2011. Accordingly, income taxes for 2011 primarily represent state, local and foreign jurisdiction taxes.

11. Store Closing and Severance Costs

During the nine months ended September 30, 2011, the Company recorded $7.0 million of net store closing costs within the Consumer Direct segment and $5.5 million of severance costs within the Wholesale and Consumer Direct segments. The expenses are included within Store closing and severance costs in the Condensed Consolidated Statement of Operations. During the nine months ended September 30, 2011, the Company paid all amounts related to the store closing costs. As of September 30, 2011, the Company had accrued severance costs of $2.2 million, which are expected to be paid through the third quarter of 2012.

As of September 30, 2011, the Company had a remaining accrual for store closing costs of $0.8 million related to 2010 store closings which were paid in the fourth quarter of 2011.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Related Party Transaction

The Company recorded expenses of approximately $0.2 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company's Executive Chairman and Chief Creative Officer. During the nine months ended September 30, 2011 and 2010, such expenses recorded by the Company were approximately $0.5 million and $0.3 million, respectively. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

13. Common Stock Repurchase

During the three and nine months ended September 30, 2011, the Company repurchased 102,500 of its shares of common stock at an aggregate price of $1.2 million and 246,300 of its shares of common stock at an aggregate price of $2.9 million, respectively. No shares of common stock were repurchased by the Company during the three and nine months ended September 30, 2010.

The Company had 2,826,500 and 3,072,800 shares available for repurchase as of September 30, 2011 and 2010, respectively, from authorization by the Company's Board of Directors for the Company's common stock repurchase plan.

14. New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years beginning after December 15, 2011. The Company expects that ASU 2011-05 will not have a material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. Under this amendment to Topic 350, Intangibles - Goodwill and Other, an entity is allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carry amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance in ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, but earlier adoption is permitted. The Company will adopt ASU 2011-08 in 2012 and expects that it will not have a material impact on the Company's consolidated financial statements.

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

Update on Critical Accounting Policies and Estimates

The Company's Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a summary of the Company's significant accounting policies, see the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 except as follows:

Goodwill

Upon the completion of an acquisition, the Company estimates and records the fair value of purchased assets, including tangible and intangible assets. The fair value of intangible assets is estimated based on management's assessment, considering independent third-party appraisals when necessary.   The excess of the purchase consideration over the fair value of net assets acquired is recorded as goodwill. Goodwill is not amortized.

Goodwill impairment, which is assessed at least annually, is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit were to exceed its carrying amount, goodwill of the reporting unit is considered not to be impaired and performance of the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit were to exceed its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

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

The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements. The Company offers, through these agreements, a lifestyle collection of men's product categories, including tailored clothing, dress shirts, dress pants, neckwear, outerwear, sleepwear, socks, underwear, belts, business cases, small leather goods, sunglasses, prescription eyewear, watches, jewelry, and fragrance. Women's product categories currently being sold pursuant to license agreements include outerwear, swimwear, sleepwear, small leather goods, belts, sunglasses, prescription eyewear, watches, jewelry and fragrance. In addition, the Company licenses luggage and children's apparel. In October 2010, the Company announced that it had made the strategic decision to terminate the licensing agreement with its women's sportswear licensee effective June 1, 2011, and has brought the business in-house.

The Company recorded net revenues of $128.0 million and $347.7 million for the three and nine months ended September 30, 2011, respectively. Diluted earnings per share was $0.31 for the three months ended September 30, 2011 as compared to $0.11 for the three months ended September 30, 2010. Diluted loss per share was $0.60 for the nine months ended September 30, 2011 as compared to diluted earnings per share of $0.26 for the nine months ended September 30, 2010. Included in the basic and diluted loss per share for the nine months ended September 30, 2011 were expenses of $12.5 million for store closing and severance costs. Cash and cash equivalents were $39.1 million at September 30, 2011 versus $69.8 million at September 30, 2010. At September 30, 2011, the Company had no long-term debt.

Recent Developments

Please refer to Footnote 7 for the Company's acquisition of the women's sportswear business from its licensee, Bernard Chaus, Inc. ("Chaus").

On June 20, 2011, Paul Blum joined the Company as Chief Executive Officer. Kenneth D. Cole stepped down as Interim Chief Executive Officer of the Company and remained Executive Chairman of the Board of Directors and Chief Creative Officer. In addition, Mr. Blum was elected to join the Company's Board of Directors.

Results of Operations

The following table sets forth the Company's Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of net revenues for the three and nine months ended September 30, 2011 and September 30, 2010.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Net sales	$116,233	90.8%	$107,493	90.3%	$315,572	90.8%	$303,774	90.3%
Royalty revenue	11,782	9.2	11,543	9.7	32,161	9.2	32,747	9.7
Net revenues	128,015	100.0	119,036	100.0	347,733	100.0	336,521	100.0
Gross profit (1)	48,212	37.7	50,625	42.5	131,379	37.8	143,363	42.6
Selling, general and administrative expenses	42,281	33.1	48,318	40.6	129,027	37.2	138,990	41.3
Store closings and severance costs	--	--	--	--	12,482	3.6	--	--
Operating income/(loss)	5,931	4.6	2,307	1.9	(10,130)	(3.0)	4,373	1.3
Interest and other income, net	44	0.1	77	0.1	164	0.1	1,109	0.3
Impairment of investments	(29)	(0.1)	(279)	(0.2)	(405)	(0.1)	(347)	(0.1)
Income/(loss) before income taxes	5,946	4.6	2,105	1.8	(10,371)	(3.0)	5,135	1.5
Income tax expense	188	0.1	85	0.1	494	0.1	346	0.1
Net income/(loss)	$5,758	4.5%	$2,020	1.7%	$(10,865)	(3.1)%	$4,789	1.4%

_______________________

(1) Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

NET REVENUES: Net revenues increased 7.5%, or $9.0 million, to $128.0 million for the three months ended September 30, 2011 from $119.0 million for the three months ended September 30, 2010. The increase in revenues is primarily due to increased apparel sales in the Wholesale segment partially offset by a comparable store sales decrease and the Company's closing of nineteen stores since September 30, 2010. Excluding sales from closed stores, net revenues increased 13.3%.

NET SALES: Wholesale net sales increased 27.5%, or $17.2 million, to $79.7 million for the three months ended September 30, 2011 compared to $62.5 million for the three months ended September 30, 2010. The Company had increases across all product categories, with the largest contributions coming from increased apparel and international sales of $15.5 million..

Net sales in the Company's Consumer Direct segment decreased 18.8%, or $8.5 million, to $36.5 million for the three months ended September 30, 2011 from $45.0 million for the three months ended September 30, 2010. Sales decreased primarily as a result of the closing of stores during the past twelve months and a 10.1% comparable stores decrease partially offset by incremental sales from new stores not in the comparable base. Of the sales decreases, $6.1 million were from stores open during the three months ended September 30, 2010, but closed subsequently, while the comparable store sales decrease was $3.5 million. Comparable stores are defined as new stores that are open for longer than thirteen months. A store that stops operations is included in the comparable sales calculation through the date of closing. The Company did not open or close any stores during the three months ended September 30, 2011 and 2010.

ROYALTY REVENUE: Royalty revenue increased 2.1%, or $0.3 million, to $11.8 million for the three months ended September 30, 2011 from $11.5 million for the three months ended September 30, 2010 primarily due to an increase in contractual royalty minimums offset by a reduction of royalties from the termination of the women's sportswear license and the non-renewal of the Le Tigre license with JC Penney in prior periods. The Company recorded no licensing revenue for women's sportswear and Le Tigre during the three months ended September 30, 2011 versus $0.8 million during the three months ended September 30, 2010. Excluding royalties from the women's sportswear and Le Tigre licenses, royalty revenue increased 9.7%.

GROSS PROFIT: Consolidated gross profit, as a percentage of net revenues, decreased to 37.7% for the three months ended September 30, 2011 from 42.5% for the three months ended September 30, 2010. The 480 basis point decrease resulted primarily from decreases within the Wholesale segment due to on-going cost pressures on initial mark-ups and the revenue mix shifting to the Wholesale segment. For the near term, the Company believes the shift in sales mix to the Wholesale segment will continue and accordingly the consolidated gross profit, as a percentage of net revenues, is expected to be lower year over year. The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had decreased revenues as a percentage of net revenues of 28.5% for the three months ended September 30, 2011 from 37.8% for the three months ended September 30, 2010, while the Wholesale segment revenues, as a percentage of net revenues, increased to 62.3% for the three months ended September 30, 2011 from 52.5% for the three months ended September 30, 2010. The revenues in the Licensing segment, which carries nominal cost of goods sold, decreased, as a percentage of net revenues, to 9.2% for the three months ended September 30, 2011 compared to 9.7% for the three months ended September 30, 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: SG&A expenses, including warehousing and receiving expenses, as a percentage of net revenues, decreased 750 basis points to 33.1% for the three months ended September 30, 2011 as compared to 40.6% for the three months ended September 30, 2010. Total SG&A decreased $6.0 million to $42.3 million for the three months ended September 30, 2011 from $48.3 million for the three months ended September 30, 2010. The decrease in SG&A expenses was the result of an ongoing focus on cost efficiencies and the elimination of overhead related to closed, unproductive retail stores slightly offset by costs associated with startup of the women's and Reaction men's apparel businesses.

For the balance of the year, the Company believes the shift in sales mix to the Wholesale segment will continue and accordingly, the Consolidated SG&A expenses, as a percentage of net revenues, are expected to decrease year over year.

IMPAIRMENT OF INVESTMENTS: Impairment of investments, which were other-than-temporary impairments of auction-rate securities, was $0.1 million for the three months ended September 30, 2011 and $0.3 million for the three months ended September 30, 2010. The fair value of the Company's auction-rate securities was determined utilizing an independent appraiser. The primary variables used in determining fair value include collateral, rating, insurance, credit risk and downgrade risk of the security.

INCOME TAXES: The Company does not expect to pay federal income taxes in 2011 based on its carryforward net operating losses. The Company's effective tax rate was 3.2% for the three months ended September 30, 2011 compared to 4.0% for the three months ended September 30, 2010. Total income tax expense for the three months ended September 30, 2011 and 2010 was $0.2 million and $0.1 million, respectively. Income tax expense in each period is comprised of state, local, and foreign jurisdiction taxes.

NET INCOME: As a result of the foregoing, the Company recorded net income of $5.8 million or 4.5% of net revenues for the three months ended September 30, 2011 as compared to $2.0 million, or 1.7% of net revenues for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

NET REVENUES: Net revenues increased 3.3%, or $11.2 million, to $347.7 million for the nine months ended September 30, 2011 from $336.5 million for the nine months ended September 30, 2010. Double-digit revenue growth in the Wholesale segment was partially offset by decreases in the Consumer Direct segment due to store closings and a decrease in comparable store sales. Excluding sales from closed stores, net revenues increased 8.7%.

NET SALES: Wholesale net sales increased 16.5%, or $29.2 million, to $206.2 million for the nine months ended September 30, 2011 from $177.0 million for the nine months ended September 30, 2010. The Company had increases across a majority of product categories, but primarily from increased apparel and international sales of $28.6 million slightly offset by a decrease in handbag sales.

Net sales in the Company's Consumer Direct segment decreased 13.7%, or $17.4 million, to $109.4 million for the nine months ended September 30, 2011 from $126.8 million for the nine months ended September 30, 2010. Sales decreased primarily as a result of the closing of stores during the past twelve months and a comparable store sales decrease, partially offset by incremental sales from stores opened after September 30, 2010, which were not included in comparable store sales base. Of the sales decreases, $16.7 million was from stores open during the nine months ended September 30, 2010, and subsequently closed, while comparable store sales decreased $4.9 million, or 5.0%. Comparable stores are defined as new stores that are open for longer than thirteen months. A store that stops operations is included in the comparable sales calculation through the date of closing. During the nine months ended September 30, 2011, the Company opened two outlets and closed nine full-priced retail stores and one outlet. During the nine months ended September 30, 2010, the Company opened one outlet and closed one full-priced retail store and one outlet.

ROYALTY REVENUE: Royalty revenue decreased 1.8%, or $0.6 million, to $32.1 million for the nine months ended September 30, 2011 from $32.7 million for the nine months ended September 30, 2010. The decrease is primarily attributable to the reduction in contractual minimums due to the termination of the women's sportswear license with Chaus in the second quarter of 2011 and the Le Tigre license with JC Penney ceased during the third quarter of 2010 by mutual agreement. As such, the Company recorded no licensing revenue for women's sportswear and Le Tigre during the nine months ended Sepetmber 30, 2011 versus $3.7 million during the nine months ended September 30, 2010. This decrease was partially offset by an increase in contractual royalty minimums from other licensees. Excluding royalties from the women's sportswear and Le Tigre licenses, royalty revenue would have increased 10.9%.

GROSS PROFIT: Consolidated gross profit, as a percentage of net revenues, decreased to 37.8% for the nine months ended September 30, 2011 from 42.6% for the nine months ended September 30, 2010. The 480 basis point decrease resulted from decreases at both the Wholesale and Consumer Direct segments due to increasing cost pressures in the Wholesale segment on initial mark-ups and the aggressive markdowns in Consumer Direct to clear excess inventory resulting from the Company's decision to accelerate the closure of unproductive stores early in the year. In addition, the decrease, as a percentage of net revenues, was due to the revenue mix shifting to the Wholesale segment. The Company believes in the near term the shift in sales mix to the Wholesale segment will continue and accordingly the consolidated gross profit, as a percentage of net revenues, is expected to be lower year over year. The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had decreased revenues as a percentage of net revenues of 31.5% for the nine months ended September 30, 2011 from 37.7% for the nine months ended September 30, 2010, while the Wholesale segment revenues, as a percentage of net revenues, increased to 59.3% for the nine months ended September 30, 2011 from 52.6% for the nine months ended September 30, 2010. The revenues in the Licensing segment, which carries nominal cost of goods sold, decreased, as a percentage of net revenues, to 9.2% for the nine months ended September 30, 2011 compared to 9.7% for the nine months ended September 30, 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: SG&A expenses, including warehousing and receiving expenses, as a percentage of net revenues, decreased 410 basis points to 37.2% for the nine months ended September 30, 2011 as compared to 41.3% for the nine months ended September 30, 2010. Total SG&A decreased $10.0 million to $129.0 million for the nine months ended September 30, 2011 from $139.0 million for the nine months ended September 30, 2010. The decrease in SG&A expenses was driven primarily from closed retail stores and reductions in payroll and payroll related expenses slightly offset with costs associated with startup of the women's and Reaction men's apparel businesses during the nine months ended September 30, 2011. In the near term, the Company believes the shift in sales mix to the Wholesale segment will continue and accordingly, the Consolidated SG&A expenses, as a percentage of net revenues, are expected to decrease year over year.

STORE CLOSING AND SEVERANCE COSTS: The Company closed eight stores during the first quarter of 2011 and incurred approximately $7.0 million in net costs for contract lease terminations and other related costs to close the stores. In addition, approximately $5.5 million of severance was recorded during the nine months ended September 30, 2011.

INTEREST AND OTHER INCOME, NET: Interest and other income, net decreased $0.9 million to approximately $0.2 million for the nine months ended September 30, 2011 as compared to $1.1 million for the nine months ended September 30, 2010.  The decrease is primarily due to the Company realizing a $0.8 million gain on the sale of a portion of the Company's equity investments during the nine months ended September 30, 2010.

IMPAIRMENT OF INVESTMENTS: Impairment of investments, which were other-than-temporary impairments of auction-rate securities, was $0.4 million for the nine months ended September 30, 2011 and $0.3 million for the nine months ended September 30, 2010. The fair value of the Company's auction-rate securities was determined utilizing an independent appraiser. The primary variables used in determining fair value include collateral, rating, insurance, credit risk and downgrade risk of the security.

INCOME TAXES: The Company does not expect to pay federal income taxes in 2011 based on its carryforward net operating losses. The Company's effective tax rate was 4.8% for the nine months ended September 30, 2011 compared to 6.7% for the nine months ended September 30, 2010. Total income tax expense for the nine months ended September 30, 2011 and 2010 was $0.5 million and $0.3 million, respectively. Income tax expense in each period is comprised of state, local, and foreign jurisdiction taxes.

NET (LOSS)/INCOME: As a result of the foregoing, the Company recorded a net loss of $10.9 million or (3.1)% of net revenues for the nine months ended September 30, 2011 as compared to net income of $4.8 million, or 1.4% of net revenues for the nine months ended September 30, 2010.

New Accounting Pronouncement

Please refer to Footnote 14 for the Company's new accounting pronouncement disclosure.

Related Party Transaction

Please refer to Footnote 12 for the Company's related party transaction disclosure.

Liquidity and Capital Resources

As of September 30, 2011, the Company had $39.1 million in cash and cash equivalents, which consist primarily of overnight bank demand deposits and short-term prime money market funds. The Company uses cash from operations as the primary source of financing its capital expenditures and seasonal requirements. Cash needs vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its wholesale customers and its retail stores and the level of inventory and accounts receivable balances. At September 30, 2011 and December 31, 2010, working capital was $81.6 million and $100.3 million, respectively.

Cash used in operating activities was $38.8 million for the nine months ended September 30, 2011, compared to cash provided by operating activities of $3.3 million for the nine months ended September 30, 2010. The increase in cash used in operating activities was primarily attributable to the Company's net loss of $10.9 million, inclusive of $7.0 million paid for lease contract termination payments, and increases in accounts receivable, inventories and payables to fund working capital for men's and women's apparel sales growth.

Net cash used in investing activities totaled $2.7 million for the nine months ended September 30, 2011 compared to $1.2 million for the nine months ended September 30, 2010. The increase in cash used by investing activities resulted primarily from the net payment of $1.0 million for the acquisition of the women's sportswear business during the nine months ended September 30, 2011. This increase was offset by a reduction of capital expenditure additions of $0.5 million during the nine months ended September 30, 2011 and the proceeds of $1.0 million from the sales of a portion of an equity investment during the nine months ended September 30, 2010.

Net cash used in financing activities was $2.7 million for the nine months ended September 30, 2011 compared to $0.7 million for the nine months ended September 30, 2010. The increase was primarily attributable to $2.9 million used to repurchase 246,300 treasury shares during the nine months ended September 30, 2011 partially offset by an increase of $0.6 million for proceeds from the exercise of stock options.

On August 12, 2011 the Company entered in an asset-based lending facility (the "Facility") with Wells Fargo Bank, National Association which provides the Company with initial borrowing availability of $50 million. The Company did not borrow under the Facility during the nine months ended September 30, 2011. The Facility replaced the Company's prior revolving senior secured asset based lending facility, which was terminated on March 31, 2011.

The Company believes that it will be able to satisfy its current expected cash requirements for 2011, including requirements for its new stores, anticipated store closing costs, expected enhancement of information systems and anticipated current obligations, primarily with cash flow from operations and cash on hand. The Company did not have any off-balance sheet arrangements as of September 30, 2011.

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

The Company is exposed to currency exchange rate risks with respect to its inventory transactions denominated in foreign currencies, although greater than 95% of the transactions are in US dollars. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by periodically utilizing foreign exchange contracts. The Company does not enter into foreign currency transactions for trading or speculative purposes. At September 30, 2011, the Company had no forward exchange contracts outstanding.

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

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors. There have been no material changes during the quarterly period ended September 30, 2011 from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other Information. None

Item 6.	Exhibits.

23.01	Consent of Independent Appraisal Firm.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.SCH	XBRL Schema Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kenneth Cole Productions, Inc.
Registrant

November 3, 2011	/s/ DAVID P. EDELMAN
David P. Edelman
Chief Financial Officer (Principal Financial and Accounting Officer)