Form 10-K
period 2011-12-31
COLE KENNETH PRODUCTIONS INC
filed 2012-03-09
CIK 921691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2011: $118,455,897

Number of shares of Class A Common Stock, $.01 par value, outstanding as of the close of business on March 1, 2012: 10,310,010

Number of shares of Class B Common Stock, $.01 par value, outstanding as of the close of business on March 1, 2012: 8,010,497

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the Registrant's definitive proxy statement to be mailed to the shareholders of the Registrant by April 29, 2012.

Item 1. Business

Important Factors Relating to Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") provide a safe harbor for forward-looking statements made by or on behalf of Kenneth Cole Productions, Inc. (the "Company"). The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission (the "SEC") and in reports to the Company's shareholders. Forward-looking statements generally refer to future plans and performance and are identified by the words "believe," "expect," "anticipate," "plan," "intend," "will," "estimate," "project," or similar expressions. All statements that express expectations and projections with respect to future matters, including, but not limited to, the launching or prospective development of new business initiatives, future licensee sales growth, market penetration, gross margins, store expansion, openings and closings, product sourcing, product innovation, changes in distribution centers and implementation of management information systems, are forward-looking statements within the meaning of the Reform Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance and are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

The Company markets its products to approximately 4,700 domestic department and specialty store locations, the Company's full-priced retail stores, outlet stores, and its e-commerce website, as well as internationally through its licensee partners and international retailers. The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men's, women's and children's footwear, apparel and accessories), prices ("bridge", "better" and "moderate") and styling. The Company believes the diversity of its product mix provides balance to its overall sales and increases opportunities in all channels of distribution.

The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements. The Company offers, through these agreements, a lifestyle collection of men's product categories, including tailored clothing, dress shirts, dress pants, neckwear, outerwear, sleepwear, loungewear, hosiery, socks, underwear, belts, business cases, small leather goods, sunglasses, prescription eyewear, watches, jewelry, and fragrance. Women's product categories currently being sold pursuant to license agreements include outerwear, swimwear, sleepwear, small leather goods, belts, sunglasses, prescription eyewear, watches, jewelry and fragrance. In addition, the Company licenses luggage and children's apparel. In October 2010, the Company announced that it had made the strategic decision to terminate the licensing agreement with its women's sportswear licensee effective June 1, 2011, and brought the business in-house starting with the Fall 2011 season.

On February 23, 2012, the Board of Directors received a non-binding proposal from Mr. Cole to acquire all of the Company's outstanding Class A Common Stock that he does not currently directly or indirectly own for $15.00 per share in cash.  In his letter outlining his proposal, Mr. Cole indicated that he was unwilling to consider any transaction other than one in which he would be the acquirer.  The Board of Directors has established a Special Committee of independent Directors (the "Special Committee"), comprised of all of the Directors of the Company other than Mr. Cole and Mr. Blum, to consider the proposal, to negotiate on behalf of the Company and, if it deems appropriate, to solicit and consider any alternative transactions.

Business Strategies

The Company is a global design driven lifestyle business that expects to set the international standard for New York style and social conscious. To accelerate growth and increase long-term shareholder value, the Company is focused on five strategic initiatives:

1)

To live and breathe PRODUCT:

Ensure we always have the best product in every category by improving the quality and value, focusing our positioning, and being sensitive to the timely fashion desires of our target consumer.

2)

To leverage the prestige and heritage of the BRAND:

Promote and protect our brand's unique integrity, while leveraging its distinctive appeal. Create an impactful and interactive brand platform by fully integrating our marketing into each business strategy.

3)

To build an integrated and viable GLOBAL platform:

Create a worldwide brand platform and develop the capabilities needed to increase our reach, consistency, and product offering for the like-minded global consumer.

4)

To maximize our consumer DIRECT business:

Increase productivity across all retail channels by building a stronger connection with our consumer, and delivering profitable, best-in-class, consumer-facing brand experience through product, messaging and customer service.

5)

To achieve OPERATIONAL excellence:

Embrace an entrepreneurial culture to increase our effectiveness and productivity, and better allocate the company's resources. Identify and promote key strategic partnerships across our organization and simplify our business structure.

Products

The Company designs, markets, distributes and licenses a broad range of lifestyle products including footwear, apparel and accessories for men, women and children. Footwear, handbags and men's and women's sportswear are developed in-house and all other categories are licensed.

In-House Categories

Footwear: Products include a broad selection of men's, women's, and children's footwear across multiple categories and wear occasions.

Handbags: Handbag collections include a broad range of leather and non-leather styles suitable for multiple end uses.

Sportswear: Assortment includes an extensive collection of men's and women's sportswear including knits, wovens, pants, sweaters, and jackets.

Licensed Categories

Working closely with its licensee partners, the Company has been able to extend its brands into a wide variety of categories including jewelry, fragrance, watches, luggage, small leather goods, swimwear, hosiery, eyewear, men's tailored clothing and neckwear, belts, outerwear, and sleepwear among others.

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

In March 2010 the Company entered into an exclusive relationship with Macy's, Inc. to market and distribute Kenneth Cole Reaction men's sportswear. Upon its launch in fall 2010, Kenneth Cole Reaction sportswear is now sold exclusively at Macy's in approximately 325 doors.

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

Gentle Souls

Gentle Souls organic women's footwear combines extraordinary comfort with everyday style for smart, sophisticated women 35 - 50. Gentle Souls offers patented comfort technology and high-quality materials across a range of women's footwear for work and everyday wear. Gentle Souls is sold at a limited selection of specialty stores, in better department stores, in the Company's owned retail stores and online at www.gentlesouls.com.

Le Tigre

Le Tigre is a preppy, casual lifestyle brand targeting young men and women 18 - 30.  The brand offers consumers colorful, retro-inspired, all-American apparel, footwear, and accessories for the weekend and casual workplace.  Le Tigre is currently distributed through e-commerce and has select licensed distribution in Asia.

Business Segments

The Company has three business segments, Wholesale, Consumer Direct and Licensing. The table below presents each business segment as a percentage of net revenues:

	For the Year Ended December 31,
	2011	2010	2009
Wholesale	56%	48%	49%
Consumer Direct	34	42	41
Licensing	10	10	10
Total	100%	100%	100%

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

Domestic

The Company's products are distributed in approximately 4,700 store locations domestically. The Company markets its branded products to major department stores, such as Macy's and Dillard Department Stores, and upscale specialty retailers, including Bloomingdales and Nordstrom. In addition, the Company sells its products to independent retail stores and footwear chains throughout the country. The Company sells out-of-season branded products and overruns to off-price retailers.

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

International

The Company commenced international wholesale distribution in 2007. Currently, the Company is partnering with retailers in Europe and Australia. The Company manages its Canadian footwear operations from its New York City headquarters with a sales staff and third-party distribution center in Canada.  The Company markets its branded products in Canada to independent specialty retailers and large department stores, including Hudson Bay and Sears Canada.

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

Consumer Direct

The Company's Consumer Direct segment, which operates full-priced retail stores and outlets, as well as e-commerce ("Internet"), affords significant growth potential and provides the ability to control the retail and brand experience for consumers. Retail stores and the e-commerce site provide a showcase for the brand, typically carrying a full lifestyle assortment of footwear, apparel, and accessories for both men and women. The Company believes that the Consumer Direct segment increases awareness of the Company's brands, reinforces the Company's image, and builds brand equity. As of December 31, 2011, the Company operated 97 full-priced retail stores and outlets as compared to 105 stores as of December 31, 2010.

Retail Operations

The Company continues to pursue opportunities to optimize its retail operations through select store openings, closings, and right-sizings. At December 31, 2011, the Company operated 24 Kenneth Cole full-priced retail stores and 73 outlet stores under the Kenneth Cole name. During 2011, the Company opened 2 outlets and closed 9 full-priced retail stores and one outlet store.

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

Internet

The Company maintains a website to provide information regarding the Company and its products, as well as to conduct online business. The Company believes that its website not only serves as an alternative distribution channel and source of incremental revenue, but is also a key communications vehicle to build brand equity, raise consumer awareness, and drive traffic to Kenneth Cole retail stores and the stores of wholesale partners. The Company continues to invest in enhancing its website, www.kennethcole.com, to improve navigation, visual presentation, and the overall customer experience. During 2011, the Company launched the www.gentlesouls.com website to broaden the distribution of the Gentle Souls brand, build brand equity and expand consumer recognition.

The Company also maintains two toll-free telephone numbers (1-800-KEN-COLE and 1-800-UNLISTED), which provide customer service and answers to product-related questions. The Company outsourced customer care, fulfillment and website functionality responsibilities related to its internet business to a third party that provides direct-to-customer e-commerce services. In addition, the Company opened a Gentle Souls toll free 24-hour customer service telephone line at 1-800-710-7857.

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

Domestic Licensing

The strength of the Company's brands, Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted provides opportunities, through licensing agreements, to expand into new product categories and broaden existing distribution channels. The Company views its licensing agreements as a vehicle to meet the needs of consumers without compromising on price, value or style. The Company considers entering into licensing and distribution agreements with respect to certain products if such agreements provide more effective design, sourcing, marketing and distribution of such products than could be achieved internally. The Company continues to pursue opportunities in new product categories that it believes to be complementary to its existing product lines.

Licensees range from medium-sized manufacturers to companies that are among the industry leaders in their respective product categories. The Company selects licensees that it believes can produce and service quality fashion products consistent with the Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted brand images.

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

The following table summarizes the Company's product categories being retailed under its licensing agreements at the end of 2011 for the Kenneth Cole New York, Kenneth Cole Reaction, and Unlisted brands:

	Kenneth Cole	Kenneth Cole
Product Category	New York	Reaction	Unlisted

Men's Tailored Clothing	X	X
Men's Outerwear	X	X
Men's Underwear		X
Men's Neckwear	X	X
Men's Dress Shirts	X	X
Men's Casual Pants		X
Men's Small Leather Goods	X	X
Men's Belts	X	X
Men's Socks	X	X
Men's Jewelry	X	X
Men's Luggage/Briefcases	X	X
Women's Apparel	X
Women's Outerwear	X	X
Women's Underwear		X
Women's Small Leather Goods	X	X
Women's Jewelry	X
Women's Swimwear	X	X
Women's Luggage/Briefcases	X	X
Men's/Women's Sleepwear		X
Men's/Women's Watches	X		X
Men's/Women's Optical Frames	X	X
Men's/Women's Sunglasses	X	X
Men's/Women's Fragrances	X	X
Children's Apparel		X

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

International Licensing

At December 31, 2011, the Company, through its licensees, operated 82 freestanding stores and 65 shop-in-shops around the world. In 2011, the Company opened fourteen freestanding stores and three shop-in-shops in the Asian, Latin American, and Middle East markets and closed one freestanding store in the Middle East market and two shop-in-shops in the Asian market.

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

The Company's Latin American licensee agreement covers Mexico, Central America, South America and the Caribbean, with the exception of Brazil, Argentina and Uruguay. Currently, the Company's licensee operates 50 stores in this region. Within the Middle East and Asia, the Company's licensees maintain 32 retail stores and 65 shop-in-shops at local department stores. The stores are located in the United Arab Emirates, Israel, Bahrain, Kuwait, Oman, the Philippines, Thailand and Taiwan. In Europe, the Company's licensee sells footwear to department stores within the United Kingdom and has also entered into an exclusive arrangement with a leading department store to sell men's tailored clothing, apparel, dress shirts and neckwear, as well as women's apparel and accessories in the United Kingdom. In Canada, the Company also continues to sell and market its products through its licensing partners excluding footwear and handbags which is distributed directly by the Company.

The Company is planning the expansion of its international licensing programs as a means of developing a truly global brand, and believes that international markets represent an opportunity for future revenue and profit growth. Specifically, the

Company executed a license agreement in India to open 20 stores over the next five years. The Company believes its international licensing partners will play a critical role in its go forward strategy, and takes significant care to align itself with viable business partners around the world.

Design

Kenneth D. Cole founded Kenneth Cole Productions in 1982, and today is the Company's Chairman and Chief Creative Officer. The Company's success is largely attributed to Mr. Cole's creative vision, from footwear, fashion and accessory design, to his marketing and advertising prowess. He remains actively involved in driving the creative vision of the Company, including the design of all product categories and brands. In 2009, Mr. Cole hired the Company's first Creative Director to oversee product design on a daily basis, including managing a team of in-house designers as well as directing external licensees. Reporting into Mr. Cole, the Company's Creative Director is charged with creating compelling and cohesive lifestyle collections for modern men and women that satisfy their wardrobing needs from day-to-night and work-to-weekend.

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

In order to reduce the impact of changes in fashion trends on the Company's product sales and to increase the Company's profitability, the Company modified its product assortments to provide a more balanced mix of core and fashion items. The Company shifted its assortment strategy so that core product is now roughly half of the mix. In addition, the Company has analyzed its core product line for everyday value items to offer to its retailers. It also introduced a number of products to address more casual wear occasions and initiated good, better, best pricing tiers to capture opening price points while maintaining high fashion content at the top of the pyramid. With a greater assortment of core, season-less styles the Company is able to capitalize on retailers' strategies to maintain and reorder these styles throughout the year, primarily through electronic data interchange ("EDI").

Product innovation has been a key area of focus for the Company and as such, the Company seeks to have the best product in every category by improving the quality, value, and positioning while being sensitive to the timely fashion desires of our target customers

Sourcing

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

In advance of the fall and spring selling seasons, the Company works with its manufacturers to develop product prototypes for industry tradeshows. During this process, the Company works with the manufacturers to determine production costs, materials, break-even quantities and component requirements for new styles. Based on indications from the tradeshows and initial purchasing commitments from wholesalers, the Company will place production orders with the manufacturers. In addition, the Company has a "test and react," program whereby prototypes are rushed to its own retail stores immediately after completion to determine initial consumer response and purchase behavior. Successful styles are used to adjust factory production and line development prior to initial season shipping.

As a result of the need to maintain in-stock inventory positions, the Company places manufacturing orders for open stock and certain fashion products prior to receiving firm commitments from its customers. Once an order has been placed, the manufacturing and delivery time ranges from three weeks to four months depending on whether the product is new or is currently in production. Throughout the production process, the Company monitors product quality through inspections at both the factories and upon receipt at its warehouses. To control inventory levels, the Company monitors sell-through data on a weekly basis and seeks input on product demand from wholesale customers and its retail stores to adjust production as needed. Please refer to Note 15 of the Notes to the Consolidated Financial Statements for the Company's concentration risk.

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

The Company's campaigns continued to evolve to more clearly communicate its fashion identity while retaining its unique social voice. The advertising campaigns continue to be aspirational and fashion focused, featuring a selection of stylish products for men and women that broaden the Company's lifestyle appeal. The Company believes the creative concepts clearly depict its position as the quintessential metropolitan lifestyle brand for modern men and women who are confident, clever and cool, setting the standard for New York style and social conscience.

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

In order to continue to strengthen brand awareness, grow its consumer base, and increase sales of its products, the Company actively develops marketing programs for its Consumer Direct channels and Wholesale partners. In 2011 the Company's marketing strategies focused on further developing some of the new and successful initiatives from 2010, including more targeted direct mail and mass e-mail campaigns, in-store and online events, compelling windows and in-store environments, signage and cash wrap programs, and cooperative advertising, each of which feature a variety of branded products marketed by the Company and its licensees. The Company continues to focus on its consistency of messaging by aligning the campaigns across all channels, geographies, and media, which it believes has been instrumental in capturing greater share of mind. As a result of these efforts, the Company believes that there is a more unified focus, strong synergy and consistency in all of the Company's communications.

An additional aspect of the Company's marketing efforts is the creation and placement of branded enhancements and shop-in-shops in key department and specialty store locations. These focus areas are achieved through the placement of branded fixtures, point of purchase displays, logos and graphics, and create an environment that is consistent with the Company's image. In 2011 the Company rolled out 111 new shop-in-shops for the launch of the Reaction men's sportswear brand at Macy's locations across the country and plans to expand shop-in-shops to approximately 380 by the end of 2012. The Company believes that these in-store enhancements enable the retailer to display and stock a greater volume of the Company's products per square foot of retail space, and encourage longer-term commitment by retailers to the Company's products while heightening consumer brand awareness.

Another important component of the Company's marketing strategy is Awearness, the Kenneth Cole Productions Foundation. Heavily promoted in 2008 with the publication of the "Awearness" book, Awearness, the Kenneth Cole Productions Foundation is a philanthropic, not-for-profit entity that raises awareness, increases prevention, supports education and eradicates stigma in the fight against HIV/AIDS. The Company believes the initiative differentiates and enhances the Kenneth Cole brand, while heightening awareness of the Company, its brands, products and social issues.

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

The Company has capitalized on its centralized distribution facilities to provide additional support to its retail store operations on daily shipments of footwear, handbags and apparel to improve speed to market. The Company's EDI program is also used to re-supply its retail stores on a variety of products, thereby enhancing its service to the Company's retail operations through improved inventory management and customer response. To facilitate distribution, the Company has third-party public warehouses located on the west coast of the United States, as well as in Canada, to accommodate merchandise imported from Asia, Europe and South America. The Company uses a third-party internet service provider to handle distribution and warehousing as part of the fulfillment agreement, while the Company supplies merchandise to the provider based on customer demand.

Information Technologies

The Company believes that sophisticated information systems are essential to maintain its competitive position and to support continued growth. The Company's management information systems are designed to provide, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution, marketing, sales and financial reporting aspects of the Company's business. The Company continues to update and enhance its information systems with newer technology that offers greater functionality and reporting capabilities. The Company's EDI system provides a computer link between the Company and its consumer direct channels as well as many of its wholesale customers. This system enables the Company to receive online orders and to accumulate sales information on its products shipped to its wholesale customers, retail stores and internet division. The Company's EDI system also improves the efficiency of responding to customer needs and allows both the customer and the Company to monitor purchases, shipments and invoicing. In its retail stores, the Company uses point-of-sale registers to capture sales data, track inventories, monitor traffic and generate EDI replenishment orders.

The Company regularly evaluates the adequacy of its information technologies and upgrades such systems to support its growth. The Company has an integrated business platform across the Company's full-priced retail stores and outlet stores. The Company believes that continuous upgrading and enhancements to its management information systems to support growth and expansion, in both its internal systems and in systems of third parties, is vital in protecting the Company's financial condition and its operations. As such, in 2012, the Company relocated its data center to a hosted facility. The Company also has its website responsibilities, customer care and fulfillment outsourced to GSI Commerce, Inc. ("GSI"). The GSI platform is interfaced with the Company's retail store system for functional efficiency.

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

Customers

The Company's department store customers include major United States retailers, several of which are under common ownership. Of the Company's 2011 consolidated net sales, 11.1% were derived from Macy's, Inc., a customer of the Wholesale segment. In 2010, the Company had no customer or group under common ownership account for more than 10% of consolidated sales. The Company's ten largest customers represented 41.2% and 34.3% of the Company's net sales for the years ended December 31, 2011 and 2010, respectively.

Backlog

The Company had unfilled wholesale customer orders through the end of the second quarter of $88.9 million and $65.2 million as of February 25, 2012 and February 26, 2011, respectively. The Company's backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of its core products through the Company's open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

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

Employees

At December 31, 2011, the Company had approximately 1,600 employees (which include approximately 900 part-time employees), none of whom are covered under a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

Executive Officers and Directors

Name	Age	Present Position

Kenneth D. Cole	57	Chairman of the Board of Directors and Chief Creative Officer
Paul Blum	52	Chief Executive Officer
David P. Edelman	50	Chief Financial Officer and Treasurer
Michael F. Colosi	46	Senior Vice President and General Counsel and Corporate Secretary
Peter Charles	47	Chief Supply Chain Officer
Michael DeVirgilio	43	President of Licensing and International
Carol Massoni	46	President of Consumer Direct
Chris Nakatani	48	President of Wholesale
Ingo Wilts	46	Senior Vice President, Creative Director
Michael J. Blitzer	62	Director
Robert C. Grayson	67	Director
Denis F. Kelly	62	Director
Philip R. Peller	72	Director

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

Paul Blum was appointed Chief Executive Officer on June 20, 2011. Mr. Blum brings over 25 years of experience in footwear, accessories, apparel, wholesaling and retailing to the position. He most recently held the position of CEO at luxury jewelry company David Yurman Inc. Under Paul's leadership, the David Yurman business grew significantly and developed into an international luxury brand with strategic retail expansion into Asia and Europe. Also during his tenure, the company diversified its marketing investment with the launch of ground breaking digital and social media campaigns, and a highly successful e-commerce platform. Prior to that, Mr. Blum spent 15 years at Kenneth Cole, a time when the company saw some of its largest growth, as Executive Vice President before being promoted in 1994 to President and COO.

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

Michael J. Blitzer is a Principal of Portsmouth Partners, LLC, an advisory firm that provides operational and strategic services to private equity groups that focus on retail, wholesale and consumer industries since 2005. Previously, Mr. Blitzer served as the Vice Chairman of Phillips-Van Heusen Corporation from September 1997 until he retired in November 2002. Mr. Blitzer spent over 30 years at Phillips-Van Heusen Corporation and at Macy's in various executive merchandising positions in Women's and Menswear, Accessories and Footwear. Mr. Blitzer has also worked with a variety of companies in both apparel and accessories including Neiman Marcus Group and Liz Claiborne Inc. He has served as an Operating Partner with Goode Partners LLC, a New York based, private equity firm, specializing in consumer industries including retail, restaurants and entertainment. Mr. Blitzer has served on the boards of Kate Spade, LLC, Charlotte Russe Holdings, Inc. and LeSportsac Inc. and currently serves on the boards of Charming Shoppes, Inc., Intermix LLC, Modell's Sporting Goods, and AllSaints Spitalfields.

Robert C. Grayson is the founder of The Grayson Company, a broad-based consulting practice for the consumer goods sector. From 1992 to 1996, Mr. Grayson served initially as an outside consultant to Tommy Hilfiger Corp., a wholesaler and retailer of men's sportswear and boyswear, and later accepted titles of Chairman of Tommy Hilfiger Retail, Inc. and Vice Chairman of Tommy Hilfiger Corp. From 1970 to 1992, Mr. Grayson served in various capacities for Limited Inc., including President and CEO of Lerner New York from 1985 to 1992, and President and CEO of Limited Stores from 1982 to 1985. He has served as a director of Ann Taylor, Sunglass Hut and Tommy Hilfiger. He currently serves as a director of St. John Knits, Lillian August Inc. and U-Food.

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

Proposed Acquisition of the Company by Kenneth D. Cole

There are risks and uncertainties as a result of Mr. Cole's non-binding proposal to acquire the Company

On February 23, 2012, the Board of Directors received a non-binding proposal from Mr. Cole to acquire all of the Company's outstanding Class A Common Stock that he does not currently directly or indirectly own for $15.00 per share in cash.  In his letter outlining his proposal, Mr. Cole indicated that he was unwilling to consider any transaction other than one in which he would be the acquirer.  The Board of Directors has established a Special Committee of independent Directors (the "Special Committee"), comprised of all of the Directors of the Company other than Mr. Cole and Mr. Blum, to consider the proposal, to negotiate on behalf of the Company and, if it deems appropriate, to solicit and consider any alternative transactions.

Since the announcement of Mr. Cole's non-binding proposal, Company shareholders have filed four separate putative class actions in New York State court against the Company, Mr. Cole, and the board of directors alleging that Mr. Cole and the board members breached their fiduciary duties to Company shareholders, and that the Company aided and abetted those breaches of fiduciary duties (Refer to Item 3. Legal Proceedings).  The Special Committee cautions the Company's shareholders and others considering trading in its securities that no decision has been made with respect to the Company's response to the proposal.  There can be no assurance that any definitive offer will be made, that any agreement will be executed or that the transaction contemplated in the proposal or any other transaction will be approved or consummated.  Until such time as the Company enters into or declares that it will not enter into a definitive agreement with Mr. Cole or any alternative transaction, the price of the Company's common stock may change to reflect market assumptions as to whether or not any transaction is likely to occur.  In addition, the Company has incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with Mr. Cole's proposal, and many of these fees and costs are payable by the Company regardless of whether or not any potential transaction is consummated.

Market Conditions

The loss of any of the Company's largest customers could have a material adverse effect on its financial results.

Currently one customer comprises more than ten percent of the Company's customer base, should this customer or one of its larger customers be negatively impacted, it could adversely affect the Company's business. In recent years the retail industry has experienced consolidation and other ownership changes.

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

The Company has investments in auction-rate securities with a fair value of $2.1 million as of December 31, 2011 which reset every 28 days that are "A" through "double C" rated debt obligations, and substantially all have insurers. Continuing adverse conditions in the global credit markets have prevented some investors from liquidating their holdings of auction-rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of auction, the auction may not be completed and the interest rates may not be reset to predetermined interest rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If a decline in market value continues that is deemed other-than-temporary resulting in a writedown, the result could have a material effect on the Company's results of operations.

Supply Chain Considerations

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

Fluctuations in the price, availability and quality of raw materials could cause delay and increase costs.

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

Although the majority of the goods sold by the Company are not currently subject to quotas, countries in which the Company's products are manufactured may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products and the United States may impose new duties, tariffs and other restrictions on imported products, any of which could adversely affect the Company's operations and its ability to import its products at the Company's current or increased quantity levels. Other restrictions on the importation of footwear and the Company's other products are periodically considered by the United States Congress and no assurances can be given that tariffs or duties on the Company's goods may not be raised. If tariffs are raised in the future, they will result in higher costs to the Company, and if import quotas are imposed or made more restrictive, the Company may not be able to source its goods at historical factories or at similar prices

Financial Considerations

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

Litigation

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

Other

The Company cannot assure the successful implementation of its long-term strategic plan.

The Company seeks to undertake a number of strategic initiatives, including extending certain of its brands, conducting and executing a strategic review of certain other of its brands, expanding its geographic coverage and enhancing its operations. The success of its long-term strategic plan and its ability to execute this plan are subject to a variety of risks, including, but not limited to, the following:

•The Company's strategy involves the expansion of the Company's retail stores. The risks associated with that strategy are detailed below under the heading "The Company's expectations of growth anticipate new store openings which are subject to many factors beyond its control."

•The Company has strategically taken back its women's sportswear business in-house from its licensee effective June 1, 2011. There can be no assurances that the Company can transition the business to continue the revenue stream and profitability from its former licensee. The risks associated from its licensee strategy are also detailed below under the heading "The Company relies on licensees for revenues, supply of products and compliance with Company standards."

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

•Part of the Company's strategic plan is the growth of the Le Tigre brand. The growth of that brand cannot be assured. In 2007, the Company signed a two and a half year agreement with JC Penney to relaunch the Le Tigre brand at JC Penney. The Company and JC Penney mutually agreed not to renew the agreement upon expiration in July 2010. The ability of the Company to execute new or expanding licensee or distribution agreements domestically and abroad for the brand, as well as ongoing economic uncertainty, may negatively impact results. Additionally, the growth of the brand abroad may be challenged by difficulties procuring the necessary trademarks and proprietary rights.

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

Currently, Kenneth D. Cole owns approximately 89% of the voting power and approximately 47% of the outstanding common stock of the Company. As a result, Mr. Cole has the ability to control (i) the election of all of the Company's directors other than the directors who will be elected by the holders of Class A Common Stock, voting separately as a class, and (ii) the results of all other shareholder matters. Mr. Cole's interests may differ from the interests of the other stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's corporate headquarters building is located at 603 West 50th Street, New York, New York. The building is owned by the Company and has approximately 119,000 square feet of space. The Company leases 51,000 square feet of office space in Secaucus, New Jersey for its administrative offices. The Company has a technical and administrative office in Dongguan, China and a representative office in Singapore. The Company does not own or operate any manufacturing facilities. As of December 31, 2011, the Company leased space for all of its 24 full-priced retail stores (aggregating approximately 115,000 square feet) and 73 Outlet Stores (aggregating approximately 304,000 square feet). Generally, the leases provide for an initial term of five to ten years and certain leases provide for renewal options permitting the Company to extend the term thereafter. In addition, certain leases have co-tenancy failure options allowing the Company to terminate leases prior to contractual expiration dates based on specified terms not met by the landlord or the Company as defined by the lease.

Item 3. Legal Proceedings

On February 23, 2012, the Board of Directors received a non-binding proposal from Mr. Cole to acquire all of the Company's outstanding Class A Common Stock that he does not currently directly or indirectly own for $15.00 per share in cash.  In his letter outlining his proposal, Mr. Cole indicated that he was unwilling to consider any transaction other than one in which he would be the acquirer.  The Board of Directors has established a Special Committee of independent Directors (the "Special Committee"), comprised of all of the Directors of the Company other than Mr. Cole and Mr. Blum, to consider the proposal, to negotiate on behalf of the Company and, if it deems appropriate, to solicit and consider any alternative transactions. Since the announcement of Mr. Cole's non-binding proposal, Company shareholders have filed four separate putative class actions in New York State court against the Company, Mr. Cole, and the board of directors alleging that Mr. Cole and the board members breached their fiduciary duties to Company shareholders, and that the Company aided and abetted those breaches of fiduciary duties.

In addition, the Company is, from time to time, periodically involved in various legal actions arising in the normal course of business except as described in the paragraph above, the Company is not party to any litigation. Management is required to assess the probability of any adverse judgments as well as the potential range of any losses.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company's Class A Common Stock is listed and traded (trading symbol: KCP) on the New York Stock Exchange ("NYSE"). On February 29, 2012 the closing sale price for the Class A Common Stock was $15.69. The following table sets forth the high and low closing sale prices for the Class A Common Stock for each quarterly period for 2011 and 2010, as reported on the NYSE Composite Tape:

2011:	High	Low

First Quarter	14.00	12.04
Second Quarter	13.60	10.77
Third Quarter	13.58	10.45
Fourth Quarter	11.72	10.15

2010:	High	Low

First Quarter	13.78	9.70
Second Quarter	14.87	10.82
Third Quarter	16.73	11.47
Fourth Quarter	16.89	12.49

The number of shareholders of record of the Company's Class A Common Stock on February 29, 2012 was 86.

There were 8 holders of record of the Company's Class B Common Stock on February 29, 2012, all of which were directly or indirectly owned by Kenneth D. Cole. There is no established public trading market for the Company's Class B Common Stock.

The Company repurchased 353,927 shares of its own stock during 2011, of which 107,627 shares was repurchased during the fourth quarter. The Company did not repurchase shares during 2010.

Dividend Policy

The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend, among other things, upon future earnings, operations, capital requirements, proposed tax legislation, the financial condition of the Company and general business conditions.

The Board of Directors suspended the Company's quarterly dividend on February 26, 2009. Therefore, there were no dividend payments during 2011 and 2010.

The Company had the following securities authorized for issuance under equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,808,269	$15.74	2,873,286
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Class A Common Stock during the period beginning on December 31, 2006 and ending on December 31, 2011 with the cumulative total return on the Standard & Poor's 500 Composite Index and a Peer Group. The comparison assumes that $100 was invested on December 31, 2006 in the Class A Common Stock in the foregoing indices and assumes the reinvestment of dividends.

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

(Amounts are in thousands except for per share and dividend amounts.)

	2011	2010	2009	2008	2007

Income Statement Data:
Net sales	$432,606	$411,652	$370,955	$448,578	$466,405
Royalty revenue	46,338	45,676	39,445	43,759	44,315
Net revenues	478,944	457,328	410,400	492,337	510,720
Cost of goods sold	293,503	261,465	239,396	293,452	287,408
Gross profit (1)	185,441	195,863	171,004	198,885	223,312
Selling, general and administrative expenses (2)	173,163	186,498	181,463	206,163	206,987
Store closings, severance, impairment of intangible and long-lived assets	13,771	7,885	20,026	5,033	11,440
Operating (loss)/income	(1,493)	1,480	(30,485)	(12,311)	4,885
Interest and other (loss)/income, net	(113)	2,032	484	1,730	5,661
Impairment of investments	(405)	(532)	(1,038)	(7,840)	(295)
(Loss)/income before provision for/(benefit from) income taxes	(2,011)	2,980	(31,039)	(18,421)	10,251
Provision for/(benefit from) income taxes	904	896	(11,404)	(6,753)	3,168
Deferred tax valuation allowance	--	--	43,603	3,132	--
Net (loss)/income	$(2,915)	$2,084	$(63,238)	$(14,800)	$7,083
(Loss)/earnings per share:
Basic	$(0.16)	$0.11	$(3.52)	$(0.80)	$0.35
Diluted	$(0.16)	$0.11	$(3.52)	$(0.80)	$0.35
Weighted-average shares outstanding:
Basic	18,211	18,169	17,983	18,423	20,057
Diluted	18,211	18,533	17,983	18,423	20,325
Cash dividends per share	--	--	--	$0.36	$0.72

	December 31,
	2011	2010	2009	2008	2007

Balance Sheet Data:
Working capital	$92,302	$100,286	$88,611	$97,521	$139,677
Cash	58,043	83,395	68,505	64,704	90,653
Marketable securities	2,124	2,516	3,529	5,085	8,305
Inventory	42,249	37,658	30,125	44,521	48,989
Total assets	249,818	262,969	248,257	313,435	356,122
Total debt, including current maturities	--	--	--	--	--
Total shareholders' equity	$143,866	$146,735	$143,292	$199,762	$241,990

(1)	Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (warehousing and handling) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

(2)	Includes warehousing and handling expenses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto that appear elsewhere in this Annual Report.

Overview

The Company designs, sources and markets a broad range of fashion footwear, handbags and apparel and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted and Le Tigre brand names, as well as footwear under the proprietary trademark Gentle Souls. In addition, the Company designs, develops and sources private label footwear and handbags for selected retailers. The Company's products are targeted to appeal to modern fashion conscience consumers who seek accessible designer fashion that reflects a metropolitan lifestyle. These products include core basics that generally remain in demand from season to season and fashion products that are designed to establish or capitalize on market trends. The combination of core products and fashion styles provides freshness in assortments and maintains a fashion-forward image, while a multiple brand strategy helps diversify business risk.

The Company markets its products to approximately 4,700 domestic department and specialty store locations, the Company's full-priced retail stores, outlet stores, and its e-commerce website, as well as internationally through its licensee partners and international retailers. The Company believes the diversity of its product offerings distinguishes the Company from its competitors in terms of product classifications (men's, women's and children's footwear, apparel and accessories), prices ("bridge", "better" and "moderate") and styling. The Company believes the diversity of its product mix provides balance to its overall sales and increases opportunities in all channels of distribution.

The popularity of the Kenneth Cole brand names, including Kenneth Cole New York, Kenneth Cole Reaction and Unlisted, among consumers has enabled the Company to expand its product offerings and channels of distribution through licensing agreements. The Company offers, through these agreements, a lifestyle collection of men's product categories, including tailored clothing, dress shirts, dress pants, neckwear, outerwear, sleepwear, loungewear, hosiery, socks, underwear, belts, business cases, small leather goods, sunglasses, prescription eyewear, watches, jewelry and fragrance. Women's product categories currently being sold pursuant to license agreements include outerwear, swimwear, sleepwear, small leather goods, belts, sunglasses, prescription eyewear, watches, jewelry and fragrance. In addition, the Company licenses luggage and children's apparel. In October 2010, the Company announced that it had made the strategic decision to terminate the licensing agreement with its women's sportswear licensee effective June 1, 2011, and brought the business in-house starting with the Fall 2011 season.

The Company recorded net revenues of $478.9 million for the year ended December 31, 2011. Diluted loss per share was $0.16 for the year ended December 31, 2011 compared to diluted earnings per share of $0.11 for the year ended December 31, 2010. As of December 31, 2011, the Company had $58.0 million in cash and cash equivalents and no debt.

Results of Operations

The following table sets forth certain operating data of the Company as a percentage of net revenues for the periods indicated below:

	2011	2010	2009
Net sales	90.3%	90.0%	90.4%
Royalty revenue	9.7	10.0	9.6
Net revenues	100.0	100.0	100.0
Cost of goods sold	61.3	57.2	58.3
Gross profit (1)	38.7	42.8	41.7
Selling, general and administrative expenses ("SG&A") (2)	36.2	40.8	44.2
Store closings, severance, impairment of intangible and long-lived assets	2.8	1.7	4.9
Operating (loss)/income	(0.3)	0.3	(7.4)
Interest and other (loss)/income, net	0.0	0.1	0.1
Impairment of investments	(0.1)	(0.1)	(0.3)
Investment gains	0.0	0.4	--
(Loss)/income before provision for income taxes	(0.4)	0.7	(7.6)
Provision for income taxes (3)	0.2	0.2	7.8
Net (loss)/income	(0.6)%	0.5%	(15.4)%

(1)	Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (warehousing and handling) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.
(2)	Includes warehousing and handling expenses.
(3)	Includes a $43.6 million deferred tax valuation allowance for the year ended December 31, 2009.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net revenues increased 4.7%, or $21.6 million, to $478.9 million in 2011 from $457.3 million in 2010. Double-digit revenue growth in the Wholesale segment was partially offset by decreases in the Consumer Direct segment due to store closings and a decrease in comparable store sales. Excluding sales from closed stores, net revenues would have increased 10.8%.

Wholesale net sales increased 22.4%, or $49.3 million, to $268.5 million in 2011 from $219.2 million in 2010. The Company had increases across all product divisions within Wholesale: footwear, handbags, apparel and international. More than 50% of the increase in net sales was driven by the launch of Kenneth Cole New York women's sportswear and increased doors in Reaction men's sportswear.

Net sales in the Company's Consumer Direct segment decreased 14.7%, or $28.3 million, to $164.1 million in 2011 from $192.4 million in 2010. Sales decreased primarily as a result of the closing of stores during the year ended December 31, 2011 and a comparable store sales decrease, partially offset by incremental sales from stores opened after December 31, 2010, which were not included in the comparable store sales base. Of the sales decreases, $25.0 million was from stores open during the year ended December 31, 2010, and subsequently closed, while comparable store sales decreased $7.4 million, or 5.0%. Comparable stores are defined as new stores that are open for longer than thirteen months. A store that stops operations is included in the comparable sales calculation through the date of closing. During the year ended December 31, 2011, the Company opened two outlets and closed nine full-priced retail stores and one outlet. During the year ended December 31, 2010, the Company opened five outlets and one full-priced retail store and closed five outlets and six full-priced retail stores.

Royalty revenue increased 1.4%, or $0.6 million, to $46.3 million in 2011 from $45.7 million in 2010. The increase is primarily attributable to an increase in contractual royalty minimums from licensees. This increase was partially offset by a reduction in contractual minimums due to the termination of the women's sportswear license with Bernard Chaus, Inc. in the second quarter of 2011 and the Le Tigre license with JC Penney which ceased during the third quarter of 2010 by mutual agreement. As such, the Company recorded no licensing revenue in 2011 for Le Tigre and approximately half a year of royalty revenue for women's sportswear in 2011. Royalties from the remaining licensees increased 9.3%.

Consolidated gross profit, as a percentage of net revenues, decreased to 38.7% for the year ended December 31, 2011 from 42.8% for the year ended December 31, 2010. The 410 basis point decrease resulted from decreases at both the Wholesale and Consumer Direct segments due to increasing cost pressures in the Wholesale segment on initial mark-ups and the aggressive markdowns in Consumer Direct to clear excess inventory resulting from the Company's decision to accelerate the closure of unproductive stores early in the year. In addition, the decrease, as a percentage of net revenues, was due to the revenue mix shifting to the Wholesale segment. The Company believes in the near term the shift in sales mix to the Wholesale segment will continue and accordingly the consolidated gross profit, as a percentage of net revenues, is expected to be lower year over year. The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had revenues as a percentage of net revenues decrease to 34.3% for the year ended December 31, 2011 from 42.1% for the year ended December 31, 2010, while the Wholesale segment revenues, as a percentage of net revenues, increased to 56.1% for the year ended December 31, 2011 from 47.9% for the year ended December 31, 2010. The revenues in the Licensing segment, which carries nominal cost of goods sold, decreased, as a percentage of net revenues, to 9.7% for the year ended December 31, 2011 compared to 10.0% for the year ended December 31, 2010.

SG&A expenses, including warehousing and receiving expenses, as a percentage of net revenues, improved 460 basis points to 36.2% for the year ended December 31, 2011 as compared to 40.8% for the year ended December 31, 2010. Total SG&A decreased $13.3 million to $173.2 million for the year ended December 31, 2011 from $186.5 million for the year ended December 31, 2010. The decrease in SG&A expenses was driven primarily from the closure of retail stores and reductions in payroll and payroll related expenses slightly offset by costs associated with startup of the women's and Reaction men's apparel businesses during the year ended December 31, 2011. In the near term, the Company believes the shift in sales mix to the Wholesale segment will continue and accordingly, the Consolidated SG&A expenses, as a percentage of net revenues, are expected to decrease year over year.

Store closings, severance, impairments of intangible and long-lived assets were $13.8 million for the year ended December 31, 2011 and $7.9 million for the year ended December 31, 2010. The Company closed nine full-priced retail stores and one outlet during the year ended December 31, 2011 and incurred approximately $7.0 million in net costs for contract lease terminations and other related costs to close the stores compared to $4.7 million in net costs incurred in 2010. In addition, approximately $5.7 million and $0.7 million, of severance was recorded for certain executives during the year ended December 31, 2011 and 2010, respectively. As a result of the Company's definite long-lived asset impairment analysis, the Company recorded a charge of $1.0 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively for underperforming retail stores whose fair value was below carrying value.

Interest and other (loss)/income, net decreased $2.1 million to approximately $0.1 million of expense for the year ended December 31, 2011 as compared to $2.0 million of income for the year ended December 31, 2010. The decrease is primarily due to the Company realizing a $1.7 million gain on the sale of the Company's equity investments during the year ended December 31, 2010.

Impairment of investments, which were other-than-temporary impairments of auction-rate securities, was $0.4 million for the year ended December 31, 2011 and $0.5 million for the year ended December 31, 2010. The fair value of the Company's auction-rate securities was determined utilizing an independent third party valuation. The primary variables used in determining fair value include collateral, rating, insurance, credit risk and downgrade risk of the security.

The Company will not pay federal income taxes for 2011 based on its carryforward net operating losses. The Company's effective tax rate was (45.0%) for the year ended December 31, 2011 compared to 30.1% for the year ended December 31, 2010. Total income tax expense was $0.9 million for the year ended December 31, 2011 and for the year ended December 31, 2010. The income tax expense for 2011 is primarily taxes for state, local and foreign jurisdictions. The Company remains in a three-year cumulative loss position and continues to have a valuation allowance for primarily all of the Company's deferred tax assets. If the Company generates taxable income on a sustained basis, the need for a deferred tax asset valuation allowance could change resulting in the reversal of all or a portion of this deferred tax asset valuation allowance.

As a result of the foregoing, the Company recorded a net loss of $2.9 million or (0.6)% of net revenues for the year ended December 31, 2011 as compared to net income of $2.1 million, or 0.5% of net revenues for the year ended December 31, 2010.

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

Net sales in the Company's Consumer Direct segment increased 13.5%, or $22.9 million, to $192.4 million for the year ended December 31, 2010 from $169.5 million for the year ended December 31, 2009. The increase was driven by a comparable store sales increase of 9.3%, or $13.4 million, and by double-digit sales growth in e-commerce. Comparable stores are defined as new stores that are open for longer than thirteen months. A store that stops operations is included in the comparable sales calculation through the date of closing. During 2010, the Company opened five outlets and one full-priced retail store and closed five outlets and six full-priced retail stores. During 2009, the Company opened nineteen outlets and closed five full-priced retail stores. Subsequent to December 31, 2010, the Company closed an additional nine full-priced retail stores, including its Rockefeller Center location, in the first half of 2011.

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

SG&A expenses, including warehousing and handling expenses, as a percentage of net revenues, improved 340 basis points to 40.8% for the year ended December 31, 2010 compared to 44.2% for the year ended December 31, 2009. Total SG&A increased $5.0 million to $186.5 million for the year ended December 31, 2010 from $181.5 million for the year ended December 31, 2009. The increase in SG&A expenses versus the prior period was primarily attributable to variable shipping costs and compensation for the Company's pay-for-performance bonus incentive.

Store closings, severance, impairments of intangible and long-lived assets were $7.9 million for the year ended December 31, 2010 and $20.0 million for the year ended December 31, 2009. The Company closed six full-priced retail stores and five outlets during the year ended December 31, 2010 and incurred approximately $4.7 million in net costs for contract lease terminations and other related costs to close the stores. In addition, approximately $0.7 million and $1.3 million, of severance were recorded for certain executives during the year ended December 31, 2010 and 2009, respectively. As a result of the Company's definite long-lived asset impairment analysis, the Company recorded a charge of $0.3 million and $6.5 million for the years ended December 31, 2010 and 2009, respectively for underperforming retail stores whose fair value was below carrying value. Impairments in 2009 included a $12.8 million charge to reduce the Le Tigre trademark to its adjusted fair value.

Interest and other (loss)/income, net increased $1.5 million to $2.0 million for the year ended December 31, 2010 compared to $0.5 million for the year ended December 31, 2009. The increase is primarily due to the gain on the sale of the Company's equity investments of approximately $1.7 million partially offset by lower interest rates on money market funds.

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

Related Party Transaction

Please refer to Note 17 of the Notes to the Consolidated Financial Statements for the Company's related party transaction disclosure.

Liquidity and Capital Resources

As of December 31, 2011, the Company had $58.0 million in cash and cash equivalents, which consist primarily of overnight bank demand deposits and short-term prime money market funds. The Company uses cash from operations as the primary source of financing its capital expenditures and seasonal requirements. Cash needs vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its wholesale customers and its retail stores and the level of inventory and accounts receivable balances. At December 31, 2011 and December 31, 2010, working capital was $92.3 million and $100.3 million, respectively.

Net cash used in operating activities was $18.8 million for the year ended December 31, 2011, compared to cash provided by operating activities of $17.3 million for the year ended December 31, 2010. The increase in cash used in operating activities was primarily attributable to the Company's net loss of $2.9 million, inclusive of $7.0 million paid for lease contract termination payments, and increases in accounts receivable, inventories and working capital to fund the sales growth in men's and women's apparel.

Net cash used in investing activities totaled $2.4 million for the year ended December 31, 2011 compared to $1.7 million for the year ended December 31, 2010. The $0.7 million increase in net cash used in the year ended December 31, 2011 resulted primarily from a decrease in 2011 of $2.1 million in proceeds from the sale of investments in the year ended December 31, 2010 and the net payment of $1.0 million for the acquisition of the women's sportswear business during the year ended December 31, 2011, offset by reduced capital expenditures of $2.2 million in 2011 compared to 2010.

Net cash used in financing activities was $4.1 million for the year ended December 31, 2011 compared to $0.7 million for the year ended December 31, 2010. The increase was primarily attributable to $4.0 million used to repurchase 353,927 treasury shares during the year ended December 31, 2011 and $0.5 million paid for capital lease obligations partially offset by an increase of $0.9 million for proceeds from the exercise of stock options.

The Company's material obligations under contractual agreements as of December 31, 2011 are summarized as follows (dollars in thousands):

	Payment Due by Period
	Total	1 year or less	2-3 years	4-5 years	After 5 years
Operating Leases	$69,355	$18,169	$28,655	$13,330	$9,201
Purchase Obligations	63,049	63,049	--	--	--
Capital Leases	246	63	100	83	--
Total Contractual Obligations	$132,650	$81,281	$28,755	$13,413	$9,201

The following is a description of the Company's material, firmly committed contractual obligations as of December 31, 2011:

•Operating leases represent the minimum lease rental payments under non-cancelable leases primarily for the Company's Consumer Direct stores. The Company is also normally required to pay taxes, insurance, and occupancy costs relating to its leased Consumer Direct stores. In addition, certain of these leases contain rent escalation provisions and may require additional percentage rent payments to be made.

•Purchase obligations represent the Company's legally binding agreements to purchase fixed quantities of goods at determinable prices. Virtually all of these agreements are denominated in U.S. dollars and at any given time the currency risk is immaterial.

•Capital leases represent the minimum lease payments for Corporate data storage equipment.

The Company excluded $38.5 million of liabilities associated with its deferred compensation plan from the above contractual obligations table because the Company cannot make a reasonable estimate as to the periods during which the liabilities will be settled. The corresponding asset of $38.5 million is included within Deferred compensation plans' assets on the Consolidated Balance Sheet. In addition, $10.4 million of accrued rent and other long-term liabilities have been excluded, which is comprised of accrued rent of $7.1 million and unrecognized tax liabilities of $3.0 million. Accrued rent included on the Consolidated Balance Sheet represents the difference between straight-line rent expense and cash obligations to its landlords. The amounts for these cash payments are included in the operating lease caption disclosed in the table above. The other long-term liabilities are unrecognized tax liabilities for which the Company cannot make a reasonable estimate as to the periods during which the liabilities will be settled.

Contingent rent and other charges amounted to $6.8 million and $9.8 million for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2010, the Company had a revolving senior secured asset based credit facility (the "Facility") which provided the Company with borrowing availability of $60 million and was terminated as of March 31, 2011. On August 12, 2011, the Company entered into an asset-based lending facility (the "ABL") with Wells Fargo Bank, National Association as administrative agent and certain banks named therein as lenders. Availability under the ABL is $50 million, which may be increased to $75 million at the election of the Company upon the satisfaction of certain conditions, but may not exceed a borrowing base equal to a percentage of the Company's accounts receivable and inventory.

The ABL terminates by its terms, and all amounts borrowed under the ABL shall be due and payable, on August 12, 2016. The ABL includes a $10 million sublimit for swing line loans and a $40 million aggregate sublimit for letters of credit. Any amounts borrowed under the ABL would be expected to be used for working capital and other general corporate purposes. Revolving loans under the ABL may be base rate loans or LIBO rate loans, at the Company's election. Base rate loans shall bear interest at a rate per annum equal to the highest of (a) the Federal Funds Rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the Adjusted LIBO Rate plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its "prime rate" plus three quarters of one percent (0.75%). LIBO rate loans shall bear interest at the "adjusted LIBO rate", plus one and three quarters of one percent (1.75%). The ABL is secured by substantially all the assets of the Company and its domestic subsidiaries except certain specified assets, principally the Company's corporate headquarters. The security includes a pledge by the Company of its equity interest in each of its domestic subsidiaries. The ABL contains customary covenants and events of default for transactions of this type. Upon the occurrence of an event of default, the outstanding obligations under the ABL may be accelerated and become immediately due and payable.

During 2011 and 2010, the Company incurred facility fees of approximately $0.2 million and $0.4 million respectively. The Company did not borrow under the Facility during 2011 or 2010 or under the ABL during 2011. There were no outstanding advances under the Facility at December 31, 2010 or under the ABL at December 31, 2011. Amounts available under the ABL and under the Facility at December 31, 2011 and 2010, respectively, were reduced by $4.7 million and $2.5 million, respectively, of standby and open letters of credit. The Company had $41.0 million available to borrow as of December 31, 2011 compared to $29.0 million as of December 31, 2010.

The Company believes that it will be able to satisfy its current expected cash requirements for 2012, including requirements for its new stores, anticipated store closing costs, expected enhancement of information systems and anticipated current obligations, primarily with cash flow from operations and cash on hand.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2011.

Exchange Rates

The Company may use derivative instruments, typically forward contracts, to manage its risk associated with movements in foreign currency exchange rates in purchasing inventory. The Company recognizes all derivatives on the Consolidated Balance Sheets. Derivative instruments that meet certain criteria are classified as cash flow hedges, and changes in their fair value are recognized in Accumulated other comprehensive (loss)/income in the accompanying Consolidated Statements of Changes in Shareholders' Equity, until the hedged item is recognized in earnings. Those derivatives that are not classified as cash flow hedges are adjusted to fair value through earnings. The Company does not hold derivative instruments for the purpose of trading or speculation. The Company did not use any derivative instruments during 2011 or 2010. While the Company believes that its current procedures with respect to the reduction of risk associated with currency exchange rate fluctuations are adequate, there can be no assurance that such fluctuations will not have a material adverse effect on the results of operations of the Company in the future.

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

Impairment of Intangible and Long-Lived Assets

The Company performs a review of its definite-lived intangible and long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

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

•Level 2 - a fair value that is derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

•Level 3 - a fair value that is derived using inputs that are unobservable or from observable inputs using valuation techniques which are significant to the fair value measurement.

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

The Company's income taxes are routinely under audit by federal, state or local authorities. These audits include questioning of the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on its evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures. To the extent the Company is required to pay amounts in excess of recorded income tax liabilities, the Company's effective tax rate in a given financial statement period could be materially impacted. The Company also measures tax positions taken or expected to be taken in a return and records them in the financial statements.

Litigation

On February 23, 2012, the Board of Directors received a non-binding proposal from Mr. Cole to acquire all of the Company's outstanding Class A Common Stock that he does not currently directly or indirectly own for $15.00 per share in cash. In his letter outlining his proposal, Mr. Cole indicated that he was unwilling to consider any transaction other than the one in which he would be the acquirer. The Board of Directors has established a Special Committee of independent Directors (the "Special Committee"), comprised of all the Directors of the Company other than Mr. Cole and Mr. Blum, to consider the proposal, to negotiate on behalf of the Company and, if it deems appropriate, to solicit and consider any alternative transactions. Since the announcement of Mr. Cole's non-binding proposal, Company shareholders have filed four separate putative class actions in New York State court against the Company, Mr. Cole, and the board of directors alleging that Mr. Cole and the board members breached their fiduciary duties to Company shareholders, and that the Company aided and abetted those breaches of fiduciary duties.

In addition, the Company is, from time to time, periodically involved in various legal actions arising in the normal course of business except as described in the paragraph above, the Company is not party to any litigation. Management is required to assess the probability of any adverse judgments as well as the potential range of any losses. Management determines the required accruals after a careful review of the facts of each significant legal action. The Company's accruals may change in the future due to new developments in these matters.

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

Stock-based Compensation

The Company records all share-based payments, including grants of employee stock options, in the financial statements based on their grant date fair value. The Company measures the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognizes this cost in the Consolidated Statements of Operations over the period during which an award recipient is required to provide services in exchange for the award. The Company uses the Black-Scholes model to assess the fair value of non-qualified employee stock options and amortizes this cost over the service period. In addition, stock compensation expense is reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates and by employee classification. Estimated forfeitures are reassessed on a quarterly basis and may change based on new facts and circumstances.

Self-insurance

The Company is self-insured for certain losses related to its employee point of service medical plan, its workers' compensation plan and for short-term and long-term disability up to certain thresholds. Costs for self-insurance claims filed, as well as claims incurred but not reported, are accrued based on management's estimates, using information received from plan administrators, third-party actuaries, historical analysis and other relevant data. The Company believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop loss contracts with insurance companies. Any significant variation from historical trends in claims incurred but not paid could cause actual expense to differ from the accrued liability.

New Accounting Pronouncements

Please refer to Note 18 of the Notes to Consolidated Financial Statements for the Company's new accounting pronouncements disclosure.

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

The Company is exposed to currency exchange rate risks with respect to its inventory transactions denominated in foreign currencies, although greater than 95% of the transactions are in U.S. dollars. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by periodically utilizing foreign exchange contracts. The Company does not enter into foreign currency transactions for trading or speculative purposes. At December 31, 2011 and 2010 the Company had no foreign exchange contracts outstanding.

The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings that may be made under its ABL. A two or less percentage point increase in interest rates affecting the Company's ABL and credit facility would not have had a material effect on the Company's 2011 or 2010 operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act and have concluded that the Company's disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011

The Company's internal control over financial reporting as of December 31, 2011was audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information regarding directors and executive officers of the registrant, which is included in Part I of this Form 10-K, the information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders' Meeting to be held May 29, 2012 to be filed with the SEC within 120 days after December 31, 2011 and which is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders' Meeting to be held May 29, 2012 to be filed with the SEC within 120 days after December 31, 2011 and which is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders' Meeting to be held May 29, 2012 to be filed with the SEC within 120 days after December 31, 2011 and which is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders' Meeting to be held May 29, 2012 to be filed with the SEC within 120 days after December 31, 2011 and which is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders' Meeting to be held May 29, 2012 to be filed with the SEC within 120 days after December 31, 2011 and which is incorporated herein by reference in response to this item.

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

(3) The following exhibits are included in this report:

Exhibit No.	Description
3.01	Restated Certificate of Incorporation of Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Fifth Avenue, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Productions, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Sunset, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole Union Street, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Cole West, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Kenneth Cole Woodbury, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Kenneth Cole Leather Goods, Inc. into Kenneth Cole Productions, Inc.; Certificate of Merger of Unlisted into Kenneth Cole Productions, Inc. (Incorporated by reference to Exhibit 3.01 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

3.02	By-laws. (Incorporated by reference to Exhibit 3.02 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

3.03	Certificate of Amendment of the Certificate of Incorporation of Kenneth Cole Productions, Inc. dated October 15, 2007 (Previously filed as Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).

4.01	Specimen of Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

*10.01	Kenneth Cole Productions, Inc. 1994 Stock Option Plan. (Incorporated by reference to Exhibit 10.04 to the Company's Registration Statement on Form S-1, Registration No. 33-77636).

*10.02	Amended and Restated Kenneth Cole Productions, Inc. 1994 Stock Option Plan (Previously filed as an Exhibit to the Registrant's Proxy Statement filed on April 22, 1997 and incorporated herein by reference).

10.03	Kenneth Cole Productions, Inc. Employee Stock Purchase Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 Registration No. 33-31868, filed on March 7, 2000).

10.04	Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 Registration No. 333-119101, filed on September 17, 2004).

10.05	Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 Registration No. 333-131724 filed on February 10, 2006).

10.06	Kenneth Cole Productions, Inc. 2004 Stock Incentive Plan (Amended and Restated as of April 20, 2005) (Previously filed as Exhibit 10.26 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference).

10.07	Kenneth Cole Productions, Inc. Sample Grant Award Letter (Previously filed as Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference).

10.08	Employment Agreement between Kenneth Cole Productions, Inc. and Michael DeVirgilio dated March 31, 2006 (Previously filed as Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference).

10.09	Credit Agreement between J.P. Morgan Securities Inc., JPMorgan Chase Bank, National Association, PNC Bank, National Association, Bank of America, N.A., and Wachovia Bank, National Association, and Kenneth Cole Productions, Inc. dated as of December 20, 2006. (Previously filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 and incorporate herein by reference).

10.10	Employment Agreement between Kenneth Cole Productions, Inc. and Jill Granoff dated May 5, 2008 (Previously filed as Exhibit 10.33 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 and incorporated herein by reference).

10.11	Receivables management agreement between The CIT Group/Commercial Services, Inc. and Kenneth Cole Productions, Inc. dated November 7, 2008.

10.12	Amendment No. 2 to the Credit Agreement between J.P. Morgan Securities Inc., JPMorgan Chase Bank, National Association, PNC Bank, National Association, Bank of America, N.A., and Wachovia Bank, National Association, and Kenneth Cole Productions, Inc. dated as of July 30, 2009. (Previously filed as Exhibit 10.01 to the Registrant's Current Report on Form 8-K filed on August 6, 2009).

10.13	Amended and Restated Credit Agreement between J.P. Morgan Securities Inc., JPMorgan Chase Bank, National Association, PNC Bank, National Association, Bank of America, N.A., and Wachovia Bank, National Association, and Kenneth Cole Productions, Inc. dated as of July 30, 2009. (Previously filed as Exhibit 10.01 to the Registrant's Current Report on Form 8-K filed on August 6, 2009).

10.14	Credit Agreement between Wells Fargo Bank, National Association and Kenneth Cole Productions, Inc. dated as of August 12, 2011. (Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 18, 2011).

10.15	Employment Agreement between Kenneth Cole Productions, Inc. and Paul Blum dated June 9, 2011.

+21.01	List of Subsidiaries.

+23.01	Consent of Independent Registered Public Accounting Firm.

+23.02	Consent of Independent Appraisal Firm.

+23.03	Consent of Independent Appraisal Firm.

+23.04	Consent of Independent Appraisal Firm.

+31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.SCH	XBRL Schema Document

___________________________

*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a) (3) of this report.
+	Filed herewith.

Kenneth Cole Productions, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Kenneth Cole Productions, Inc.

We have audited the accompanying consolidated balance sheets of Kenneth Cole Productions, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 9, 2012

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Kenneth Cole Productions, Inc.

We have audited Kenneth Cole Productions, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 9, 2012

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$58,043	$83,395
Accounts receivable, less allowance for doubtful accounts of $496 and $66 respectively	45,564	34,660
Inventories	42,249	37,658
Prepaid expenses and other current assets	3,518	4,305
Total current assets	149,374	160,018

Property and equipment, at cost, less accumulated depreciation and amortization	42,041	48,862

Other assets:
Intangible assets, net	9,493	7,317
Goodwill	4,576	--
Investments and other	4,686	5,336
Deferred compensation plans' assets	39,648	41,436
Total other assets	58,403	54,089

Total Assets	$249,818	$262,969

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

(In thousands, except share and per share amounts)

	December 31,
	2011	2010

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$46,435	$43,608
Other current liabilities	10,599	13,055
Deferred income	38	3,069
Total current liabilities	57,072	59,732

Accrued rent and other long-term liabilities	10,368	15,872
Deferred compensation plans' liabilities	38,512	40,630

Commitments and contingencies

Shareholders' equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized; none outstanding	--	--
Class A Common Stock, par value $.01, 40,000,000 shares authorized; 16,281,794 and 16,070,348 issued; 10,072,317 and 10,214,798 outstanding as of December 31, 2011 and 2010, respectively	163	160
Class B Convertible Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of December 31, 2011 and 2010, respectively	80	80
Additional paid-in capital	114,946	110,847
Accumulated other comprehensive loss	(638)	(592)
Retained earnings	158,234	161,161
	272,785	271,656
Class A Common Stock in treasury, at cost, 6,209,477 and 5,855,550 as of December 31, 2011 and 2010, respectively	(128,919)	(124,921)
Total shareholders' equity	143,866	146,735

Total Liabilities and Shareholders' Equity	$249,818	$262,969

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year ended December 31,
	2011	2010	2009

Net sales	$432,606	$411,652	$370,955
Royalty revenue	46,338	45,676	39,445
Net revenues	478,944	457,328	410,400
Cost of goods sold	293,503	261,465	239,396
Gross profit	185,441	195,863	171,004

Selling, general and administrative expenses	173,163	186,498	181,463
Store closings, severance, impairment of intangible and long-lived assets	13,771	7,885	20,026
Operating (loss)/income	(1,493)	1,480	(30,485)
Interest and other (loss)/income, net	(113)	2,032	484
Impairment of investments	(405)	(532)	(1,038)
(Loss)/income before provision for income taxes	(2,011)	2,980	(31,039)
Provision for income taxes	904	896	32,199
Net (loss)/income	$(2,915)	$2,084	$(63,238)

(Loss)/earnings per share:
Basic	$(0.16)	$0.11	$(3.52)
Diluted	$(0.16)	$0.11	$(3.52)

Shares used to compute (loss)/earnings per share:
Basic	18,211,000	18,169,000	17,983,000
Diluted	18,211,000	18,533,000	17,983,000

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock					Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Number of Shares	Amount	Total
Balance at 12/31/08	15,726,672	$157	8,010,497	$80	$103,318	$650	$220,478	(5,855,550)	$(124,921)	$199,762
Cumulative adjustment for non-credit component of impaired securities through Q2 2009						(2,298)	2,298			--
Net loss							(63,238)			(63,238)
Other-than-temporary impairment for non-credit component of impaired securities						(90)				(90)
Translation adjustment from foreign currency						418				418
Unrealized gain on available-for-sale securities						2,252				2,252
Comprehensive loss										(60,658)
Realized loss for non-credit component of impaired securities						414				414
Stock-based compensation expense					6,555					6,555
Issuance of restricted stock and related taxes	288,917	2			(1,736)					(1,734)
Shares surrendered by employees to pay taxes on restricted stock	(107,442)				(842)					(842)
Issuance of Class A Common Stock for Employee Stock Purchase Plan	25,135				157					157
Dividends associated with vesting of restricted stock							(362)			(362)
Balance at 12/31/09	15,933,282	$159	8,010,497	$80	$107,452	$1,346	$159,176	(5,855,550)	$(124,921)	$143,292
Net income							2,084			2,084
Other-than-temporary impairment for non-credit component of impaired securities						90				90
Translation adjustment for foreign currency						(163)				(163)
Reduction in unrealized gain on available-for-sale securities						(2,272)				(2,272)
Comprehensive loss										(261)
Realized loss for non-credit component of impaired securities						407				407
Stock-based compensation expense					3,943					3,943
Exercise of stock options and related taxes	7,250				67					67
Issuance of restricted stock and related taxes	179,810	1			5					6
Shares surrendered by employees to pay taxes on restricted stock	(61,703)				(740)					(740)
Issuance of Class A Common Stock for Employee Stock Purchase Plan	11,709				120					120
Dividends associated with vesting of restricted stock							(99)			(99)
Balance at 12/31/10	16,070,348	$160	8,010,497	$80	$110,847	$(592)	$161,161	(5,855,550)	$(124,921)	$146,735
Net loss							(2,915)			(2,915)
Other-than-temporary impairment for non-credit component of impaired securities						(40)				(40)
Translation adjustment for foreign currency						(60)				(60)
Unrealized loss on available-for-sale securities						(27)				(27)
Comprehensive loss										(3,042)
Realized loss for non-credit component of impaired securities						81				81
Stock-based compensation expense					3,691					3,691
Exercise of stock options and related taxes	114,270	1			907					908
Issuance of restricted stock	133,095	2								2
Shares surrendered by employees to pay taxes on restricted stock	(44,633)				(588)					(588)
Issuance of Class A Common Stock for Employee Stock Purchase Plan	8,714				89					89
Repurchase of treasury shares								(353,927)	(3,998)	(3,998)
Dividends associated with vesting of restricted stock							(12)			(12)
Balance at 12/31/11	16,281,794	$163	8,010,497	$80	$114,946	$(638)	$158,234	(6,209,477)	$(128,919)	$143,866

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2011	2010	2009
Cash flows provided by operating activities
Net (loss)/income	$(2,915)	$2,084	$(63,238)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	9,622	9,485	9,734
Impairment of intangible and long-lived assets	955	295	19,280
Provision for/(benefit from) doubtful accounts	747	(15)	(320)
Provision for deferred taxes	114	365	30,737
Unrealized loss/(gain) from investments	67	135	(2,252)
Realized gain from investments	--	(1,706)	--
Writedown of investments	405	532	1,038
Stock-based compensation expense	3,691	3,943	6,555
Tax benefit from stock option exercises and restricted stock vested	(684)	(843)	(892)
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(14,873)	(5,560)	11,324
(Increase)/decrease in inventories	(5,710)	(7,459)	14,262
Decrease/(increase) in prepaid expenses and other current assets	1,157	4,504	(6,913)
Decrease in other assets	1,532	9	6,305
Increase/(decrease) in accounts payable and accrued expenses	442	7,272	(6,599)
(Decrease)/increase in deferred income and other current liabilities	(5,563)	4,738	(5,150)
(Decrease)/increase in other long-term liabilities	(7,808)	(476)	3,421
Net cash (used in)/provided by operating activities	(18,821)	17,303	17,292
Cash flows used in investing activities
Acquisition of property and equipment	(1,905)	(4,124)	(12,059)
Acquisitions, net of purchase price settlements	(950)	--	--
Deposits in restricted cash	(15,000)	--	--
Decrease in restricted cash	15,000	--	--
Purchase of intangible assets	(130)	(224)	(767)
Proceeds from sale of investments	600	2,667	1,068
Net cash used in investing activities	(2,385)	(1,681)	(11,758)
Cash flows used in financing activities
Shares surrendered by employees to pay taxes on restricted stock	(588)	(740)	(842)
Excess tax benefits from stock options and restricted stock	--	12	--
Proceeds from exercise of stock options	907	61	--
Proceeds from employee stock purchase plan	89	120	157
Payments of financing costs	--	--	(724)
Acquisition of treasury shares	(3,998)	--	--
Dividends associated with vesting of restricted stock	(12)	(99)	(362)
Payments of capital lease obligations	(472)	--	--
Net cash used in financing activities	(4,074)	(646)	(1,771)
Effect of exchange rate changes on cash	(72)	(86)	38
Net (decrease)/increase in cash	(25,352)	14,890	3,801
Cash and cash equivalents, beginning of year	83,395	68,505	64,704
Cash and cash equivalents, end of year	$58,043	$83,395	$68,505
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$21	$26	$32
Income taxes paid/(refunded), net	$515	$(3,948)	$1,123

See accompanying notes to consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

A.   Description of business

Kenneth Cole Productions, Inc. and its subsidiaries (the "Company") designs, sources and markets a broad range of fashion footwear, handbags and apparel and, through license agreements, designs and markets apparel and accessories under its Kenneth Cole New York, Kenneth Cole Reaction, Unlisted and Le Tigre brand names, as well as footwear under the proprietary trademark Gentle Souls. In addition, the Company designs, develops, and sources private label footwear and handbags for selected retailers. The Company markets its products to approximately 4,700 domestic department and specialty store locations, the Company's full-priced retail stores, outlet stores, and its e-commerce website, as well as internationally through its licensee partners and international retailers.

B.   Principles of consolidation

The consolidated financial statements include the accounts of Kenneth Cole Productions, Inc. and its subsidiaries, all of which are wholly owned. Intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the Company's previous financial statements have been reclassified to conform to the 2011 presentation.

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

E.   Investments

The Company has auction-rate securities that contain "A" through "double C" rated debt obligations and a preferred share closed end fund that are substantially all insured. Maturity dates for these securities range from 2033 to 2050. The Company records the securities at fair value, and has classified them as available-for-sale securities. The securities are marketable through a monthly auction process and the interest rate on these securities is reset every 28 days. If the auction process fails, a default interest rate is set as defined within the investment prospectus. The purchase and sale of these securities is included in the accompanying Consolidated Statements of Cash Flows as an investing activity. Any decline in the fair value of an auction-rate security that is determined to be other-than-temporary is adjusted by an impairment charge within Impairment of investments in the Consolidated Statements of Operations for the credit component of the other-than-temporary impairment.

The non-credit component is recorded within Accumulated other comprehensive loss within the Consolidated Balance Sheets. The primary factors the Company considers in its determination of whether an other-than-temporary impairment exists are the length of time that the fair value of the investment is below the Company's carrying value, the financial condition and operating performance of the investee, the reason for the decline in the fair value and the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value.

The Company reviews its security investments to determine whether a decline in fair value is other-than-temporary. Any decline in fair value of a security investment that is determined to be other-than-temporary is adjusted by an impairment charge within Impairment of investments in the Consolidated Statements of Operations.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

E.   Investments (continued)

The Company determines the gain or loss on the sale of security investments using the specific identification method.

Investments in companies in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method. When the Company's investment is in the form of an interest in a limited liability partnership or limited liability corporation, significant influence is generally presumed to exist when the Company owns greater than a 3% to 5% interest.

Under the equity method of accounting, only the Company's share of the investee's earnings (losses) is included in the Consolidated Statements of Operations. Additionally, the carrying value of investments accounted for using the equity method of accounting is adjusted downward to reflect any other-than-temporary declines in value.

F.   Inventories

Inventories, which consist of finished goods, are stated at the lower of cost or fair market value. Cost for the Wholesale segment inventory cost is determined by the first-in, first-out method, while the Consumer Direct segment inventory is based on the moving-average first-in, first-out cost method.

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

H.   Goodwill and Intangible Assets

At acquisition, the Company estimates and records the fair value of purchased intangible assets. The fair value of these intangible assets is estimated based on management's assessment, considering independent third party appraisals, when necessary. The excess of the purchase consideration over the fair value of net assets acquired is recorded as goodwill. Goodwill and certain other intangible assets which are deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets as noted above, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. See discussion of the Company's accounting policy for long-lived asset impairment as described earlier under the caption "Property and Equipment."

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

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

I. Income Taxes (continued)

The Company's income taxes are routinely under audit by federal, state or local authorities. These audits include questioning of the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on its evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures. To the extent the Company is required to pay amounts in excess of recorded income tax liabilities, the Company's effective tax rate in a given financial statement period could be materially impacted. The Company also measures tax positions taken or expected to be taken in a return and records them in the financial statements.

J.   Revenue recognition

Wholesale revenues are recognized upon shipment of products to customers since title passes upon shipment. Consumer Direct revenues from stores are recognized at the time of sale. Both Wholesale and Consumer Direct revenues are shown net of returns, discounts and other allowances. Reserves for estimated returns and allowances for discounts are provided when sales are recorded. The Company has also entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each contract period, as defined in each license agreement. In circumstances whereby licensee sales exceed the quarterly contractual minimums, but not the annual minimums, royalties are deferred on the Consolidated Balance Sheets. As the licensee sales exceed the annual contractual minimums, the royalty revenue is recognized.

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

L.   Stock-based compensation

The Company records all share-based payments, including grants of employee stock options, based on their grant date fair value. The Company measures the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognizes this cost in the Consolidated Statements of Operations over the period during which an award recipient is required to provide service in exchange for the award. The Company uses the Black-Scholes model to assess the fair value of non-qualified employee stock options and amortizes this cost over the service period.

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

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

M.   Derivative instruments and hedging activities

The Company may use derivative instruments, typically forward contracts, to manage its risk associated with movements in foreign currency exchange rates in purchasing inventory. The Company recognizes all derivatives on the Consolidated Balance Sheets. Derivative instruments that meet certain criteria are classified as cash flow hedges, and changes in their fair value are recognized in Accumulated other comprehensive loss in the accompanying Consolidated Statements of Changes in Shareholders' Equity, until the hedged item is recognized in earnings. Those derivatives that are not classified as cash flow hedges are adjusted to fair value through earnings. The Company does not hold derivative instruments for the purpose of trading or speculation. The Company did not use any derivative instruments during 2011 or 2010.

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

O.   Cost of Goods Sold and Selling, General and Administrative Expenses

Costs associated with the production and procurement of product are included in Cost of goods sold in the accompanying Consolidated Statements of Operations, including inbound freight costs, purchasing costs, inspection costs, and other product procurement related charges. All other expenses associated with the production and procurement of product, excluding interest and income taxes, are included in SG&A, including warehousing, handling and distribution expenses that are general and administrative in nature.

P.   Research and Development Costs

The Company does not incur research and development costs.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2 - (Loss)/Earnings Per Share

Basic (loss)/earnings per share is calculated by dividing net (loss)/income by the weighted-average common shares outstanding. Diluted (loss)/earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of equity based awards under the Company's stock incentive plans. Dilutive securities, which include stock options and restricted stock, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted-average shares outstanding for the period. All stock options and restricted stock outstanding as of December 31, 2011 and 2009 have been excluded in the diluted per share calculation as the impact would be antidilutive. Stock options and restricted stock outstanding as of December 31, 2010 in an aggregated amount of 2,459,000 have been excluded from the diluted share calculation as the impact would be antidilutive. The shares used to calculate basic and diluted (loss)/earnings per common share consists of the following:

	For the Year Ended December 31,
	2011	2010	2009
Weighted-average common shares outstanding - basic	18,211,000	18,169,000	17,983,000
Effect of dilutive securities:
Restricted stock and employee stock purchase plan	--	152,000	--
Stock options	--	212,000	--
Weighted-average common shares outstanding - diluted	18,211,000	18,533,000	17,983,000

Note 3 - Accounts Receivable

The Company has a Receivables Management Agreement under which an agent collects the Company's assigned receivables without transfer of ownership and as a credit grantor for those receivables subject to credit approval. At December 31, 2011 and 2010, the Accounts receivable balance of $45.6 million and $34.7 million, respectively, is net of allowances for doubtful accounts and Consumer Direct sales returns of $1.7 million and $1.9 million, respectively. The allowance for doubtful accounts is provided for estimated losses resulting from the inability of the Company's wholesale customers to make required payments, while the allowance provided for sales returns is for potential future retail customer merchandise returns, both of which are based on management's estimates. In addition, Accounts receivable at December 31, 2011 and 2010 is net of allowances for chargebacks from wholesale customers for returns, discounts, and other deductions of approximately $9.5 million and $8.6 million, respectively. The allowances are provided for known chargebacks reserved for but not written off the Company's financial records and for estimated future customer deductions based on management's estimates.

Note 4 - Investments

The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment's carrying value may not be recoverable within a reasonable period of time.  In the Company's evaluation of its investments, it also considered its ability and intent to hold the investment until the market price recovers, the reasons for the decline in fair value, the duration of the decline in fair value and expected future performance.  Based on an independent third-party appraisal, the Company recorded an other-than-temporary impairment of investments of approximately $0.4 million and $0.5 million related to auction-rate securities within Impairment of investments in the Consolidated Statement of Operations for the year ended December 31, 2011 and 2010, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4 - Investments (continued)

During the year ended December 31, 2010, the Company sold equity securities for $2.2 million. The book cost basis of the equity securities sold were $0.7 million which resulted in a net realized gain of $1.5 million, which is recorded in Interest and other (loss)/income, net in the Consolidated Statement of Operations. In addition, the Company sold one of its auction-rate securities. The book cost basis of the security sold was $0.8 million which was determined utilizing the specific identification method. The proceeds from the sale were $1.0 million, resulting in a net realized gain of $0.2 million, which is recorded in Interest and other (loss)/income, net in the Consolidated Statement of Operations.

The following table presents gross unrealized gains on, and estimated fair value of, the Company's long-term investments as of December 31, 2011 and 2010 (in thousands):

				(2)
		(1)		Other than
	Historical	Cost	Estimated	Temporary	Gross Unrealized
	Cost	Basis	Fair Value	Impairment	Gains	Losses
December 31, 2011	$6,100	$2,100	$2,124	$(6)	30	--

December 31, 2010	6,100	2,424	2,516	--	92	--

	(1) The cost basis is historical cost less other-than-temporary impairment charged to income.
	(2) The non-credit portion of the other-than-temporary impairment related to auction-rate securities is recorded in Accumulated other comprehensive loss.

 The Company had $1.4 million and $1.5 million of non-credit other-than-temporary impairments for auction-rate securities recorded in Accumulated other comprehensive loss at December 31, 2011 and 2010, respectively.

Note 5 - Fair Value Measurement

The Company's financial assets, measured at fair value on a recurring basis, were as follows (in thousands):

	Fair Value at December 31, 2011	Fair Value at December 31, 2010	Hierarchy
Auction-rate securities	$2,124	$2,516	Level 3

A Level 1 hierarchy represents a fair value that is derived from unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. A Level 2 hierarchy represents a fair value that is derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. A Level 3 hierarchy represents a fair value that is derived from inputs that are unobservable or from observable inputs using valuation techniques which are significant to the fair value measurement. The fair value of the Company's auction-rate securities is determined from an independent third-party valuation. The primary variables used in determining fair value include collateral, rating, insurance, credit risk and downgrade risk of the security. Maturity dates for these auction-rate securities range from 2033 to 2050.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5 - Fair Value Measurement (continued)

The following table presents the reconciliation of the beginning and ending fair value measurements of the Company's Level 3 assets, auction-rate securities, measured at fair value using observable inputs based on unobservable data in an inactive market as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Beginning balance, December 31	$2,516	$3,529
Realized gain included in Statements of Operations	--	156
Sale of auction-rate security	--	(1,000)
Unrealized loss recorded in Accumulated other comprehensive loss	(27)	(135)
Impairment charge recorded in Accumulated other comprehensive loss	(40)	--
Impairment charge included in Statements of Operations	(325)	(34)
Ending balance, December 31	$2,124	$2,516

The Company recorded a $0.4 million and $0.5 million writedown of its auction-rate securities within Impairment of investments in the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively.

Note 6 - Property and Equipment

Property and equipment consist of the following (in thousands):

		December 31,
	Useful lives	2011	2010
Property and equipment—at cost:
Land		$5,462	$5,462
Building and building improvements	15-40 years	34,376	34,283
Furniture and fixtures	7 years	27,356	31,623
Machinery and equipment	3-7 years	25,882	27,325
Leasehold improvements	Up to 10 years	28,059	32,846
		121,135	131,539
Less accumulated depreciation and amortization		79,094	82,677
Net property and equipment		$42,041	$48,862

Depreciation and amortization expense amounted to $8.5 million, $8.9 million and $9.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, and are classified within SG&A in the Consolidated Statements of Operations.

Note 7 - Impairment of Long-Lived Assets

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as measured by comparing the undiscounted future cash flows to the asset's net book value.  In 2011, 2010 and 2009, the Company recorded non-cash asset impairment charges of $1.0 million, $0.3 million and $6.5 million, respectively, related to its Consumer Direct segment stores' assets. These impairment charges were recorded within Store closings, severance, impairment of intangible and long-lived assets in the Consolidated Statements of Operations.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 - Intangible Assets and Goodwill

Intangible assets, primarily trademarks, consist of the following (in thousands):

	December 31,
	2011	2010
Indefinite lived intangible assets	$5,130	$5,000

Finite lived intangible assets	6,513	4,013
Less accumulated amortization	(2,150)	(1,696)
Net finite lived intangible assets	4,363	2,317

Net intangible assets	$9,493	$7,317

Amortization expense amounted to $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, and are classified within SG&A in the Consolidated Statements of Operations. The weighted-average amortization period of intangible assets acquired in 2011 and 2010 is 19.0 years and 9.7 years, respectively. Amortization expense for the following five years is estimated to be as follows (dollars in thousands):

2012	$484
2013	462
2014	441
2015	436
2016	280

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

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 - Intangible Assets and Goodwill (continued)

During 2009, the Company purchased the Gentle Souls footwear technology patent for $0.5 million.

Goodwill consists of the following (in thousands):

December 31, 2011
Beginning balance, January 1	$--
Additions	4,576
Ending balance, December 31	$4,576

During 2011, in connection with the Company's strategic decision to transition the women's sportswear business from a licensed to a wholly owned operation in the Wholesale segment, the Company acquired the women's sportswear business from its licensee, Bernard Chaus, Inc. ("Chaus"). The Company accounted for the women's sportswear business acquisition as a business combination. Based on an independent third-party appraisal, the acquisition cost of an initial amount of $5.1 million (excluding insignificant transaction costs) was reduced by $0.3 million in the third quarter of 2011 to $4.8 million and was allocated to the net assets acquired based on their respective fair values as follows: customer relationship intangible asset of $2.5 million; goodwill of $4.6 million, which is deductible for tax purposes over its amortizable tax life; and current liabilities of $2.3 million. The $4.8 million acquisition cost was reduced by accounts receivable due from Chaus of $3.9 million, netting to the final cash payment of $0.9 million. The customer relationship intangible asset was valued using the excess earnings method. This method discounts the estimated after tax cash flows associated with the existing base of customers as of the acquisition date, factoring in expected attrition of the existing customer base. The customer relationship intangible asset will be amortized over an estimated useful life of 19 years.  Amortization expense is recorded within SG&A in the Condensed Consolidated Statement of Operations.

The Company has completed its assessment of the fair value of assets acquired and liabilities assumed for the allocation of the purchase price. As a result, the Company does not expect any subsequent change in the purchase price allocation.

Note 9 - Segment Reporting

The Company designs and sources a broad range of fashion footwear, handbags, accessories, and apparel and has three reportable segments: Wholesale, Consumer Direct and Licensing. The Wholesale segment markets footwear, handbags and men's and women's apparel products for sale to approximately 4,700 domestic department and specialty store locations, the Company's Consumer Direct segment and international retailers. The Consumer Direct segment markets a broad selection of the Company's branded products, including licensee products, for sale directly to the consumer through its own channels of distribution, which include full-priced retail stores, Company Stores ("outlets") and its e-commerce website (at website address www.kennethcole.com). The Licensing segment, through third-party licensee agreements, has evolved the Company from primarily a footwear resource to a diverse global lifestyle brand competing effectively in approximately 30 apparel and accessories categories for men, women and children. The Company maintains control over quality, brand image and distribution of the licensees' products. The segment consists primarily of royalties earned on domestic and international licensee sales to third parties of products bearing the Company's trademarks and trade names.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 - Segment Reporting (continued)

The Company's reportable segments are business units that offer products to overlapping consumers through different channels of distribution. Each segment is managed separately, while results across segments are reviewed by the executive management committee. The Company evaluates performance of each of its segments and allocates resources based on profit or loss before store closing and severance costs, stock-based compensation expense, writedown of available-for-sale securities, impairment of intangible and long-lived assets, unallocated corporate overhead and income taxes for each segment. Intersegment sales between Wholesale and Consumer Direct segments are eliminated in consolidation.

Financial information of the Company's reportable segments is as follows (dollars in thousands):

		Consumer
	Wholesale	Direct	Licensing	Totals
Year Ended December 31, 2011
Revenues	$268,475	$164,131	$46,338	$478,944
Depreciation expense	2,620	5,908	--	8,528
Segment (loss)/income (2) (3)	(3,233)	(10,124)	38,651	25,294
Impairment of intangible and long-lived assets	--	955	--	955
Segment assets (4)	197,637	38,513	13,668	249,818
Expenditures for long-lived assets	1,033	1,344	130	2,507

Year Ended December 31, 2010
Revenues	$219,256	$192,396	$45,676	$457,328
Depreciation expense	2,764	6,155	--	8,919
Segment (loss)/income (2) (3)	(121)	(19,558)	36,755	17,076
Impairment of intangible and long-lived assets	--	295	--	295
Segment assets (4)	199,752	47,839	15,378	262,969
Expenditures for long-lived assets	379	3,784	185	4,348

Year Ended December 31, 2009

Revenues	$201,420	$169,535	$39,445	$410,400
Intersegment revenues (1)	35,210	--	--	35,210
Depreciation expense	2,974	6,405	--	9,379
Segment (loss)/income (2) (3)	(8,807)	(19,982)	31,932	3,143
Impairment of long-lived assets	--	6,518	12,762	19,280
Segment assets (4)	160,270	48,007	39,980	248,257
Expenditures for long-lived assets	1,081	11,023	722	12,826

(1)	Prior to 2010, the Wholesale segment purchased inventory on behalf of the Consumer Direct segment. Transfer of this inventory from Wholesale to Consumer Direct was recorded as intersegment revenues. Beginning in 2010, inventory is purchased directly by Consumer Direct; as such no intersegment revenues exist.

(2)	Excludes store closing and severance costs, stock-based compensation expense, writedown of available-for-sale securities, impairment of intangible and long-lived assets, unallocated corporate overhead and income taxes. In 2009, the Company reclassified the impairment of long-lived assets from the Consumer Direct segment to an unallocated corporate charge.

(3)	The Wholesale segment includes primarily all of the Company's allocated corporate overhead.

(4)	The Wholesale segment includes corporate assets.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 - Segment Reporting (continued)

The reconciliation of the Company's reportable segment revenues and profit and loss are as follows (dollars in thousands):

Revenues	2011	2010	2009
Revenues for reportable segments	$478,944	$457,328	$410,400
Intersegment revenues (1)	--	--	35,210
Elimination of intersegment revenues (1)	--	--	(35,210)
Total consolidated revenues	$478,944	$457,328	$410,400

Income/(loss)
Total income for reportable segments (2)	$25,294	$17,076	$3,143
Adjustment for store closing and severance costs, stock- based compensation expense, writedown of available- for-sale securities, impairment of intangible and long- lived assets and unallocated corporate overhead	(27,305)	(14,096)	(34,182)
Total (loss)/income before provision for income taxes	$(2,011)	$2,980	$(31,039)

(1)

Prior to 2010, the Wholesale segment purchased inventory on behalf of the Consumer Direct segment. Transfer of this inventory from Wholesale to Consumer Direct was recorded as intersegment revenues. Beginning in 2010, inventory is purchased directly by Consumer Direct; as such no intersegment revenues exist.

(2)	Excludes store closing and severance costs, stock-based compensation expense, writedown of available-for-sale securities, impairment of intangible and long-lived assets, unallocated corporate overhead and income taxes

Revenues from international customers were approximately 7.8%, 6.1%, and 5.0% of the Company's consolidated revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 10 - Other Current Liabilities

Other current liabilities consist of the following (dollars in thousands):

	December 31,
	2011	2010
Rent	$1,889	$1,380
Compensation	6,556	9,068
Customer credits	1,292	1,677
Other	862	930
Total other current liabilities	$10,599	$13,055

Note 11 - Benefit Plans

A. 401(k) Plan

The Company's 401(k) profit-sharing plan covers all domestic employees, subject to certain minimum age and length of service requirements who are permitted to contribute specified percentages of their salary up to the maximum permitted by the Internal Revenue Service. As defined in the 401(k) Plan document, the Company may make a matching and/or additional discretionary contribution. The Company made an additional discretionary contribution of approximately $0.2 million during 2010. No additional discretionary contributions were made during 2011 or 2009. Matching contributions to the plan for the years ended December 31, 2011, 2010 and 2009 were approximately $0.3 million, $0.3 million and $0.2 million, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 - Benefit Plans (continued)

B. Deferred compensation plans

The Company has three nonqualified deferred compensation plans that are maintained primarily to provide deferred compensation benefits for the Company's "highly compensated employees", as defined in the plan. The assets are included in Deferred compensation plans' assets, and the related liabilities are included in Deferred compensation plans' liabilities on the Consolidated Balance Sheets. The Company's deferred compensation plans comply with regulation 409a of the Internal Revenue Code which regulates deferred compensation.

The Kenneth Cole Productions, Inc. Deferred Compensation Plan (the "Plan") is solely for the Company's Chairman and Chief Creative Officer. During 2011 and 2010, the Company's Chairman and Chief Creative Officer did not defer any of his salary or bonus to the plan. As of December 31, 2011 and 2010, the Company has recorded the value of the related assets and a corresponding liability of $35.1 million and $36.5 million, respectively, for this plan. The assets are primarily comprised of interests in limited partnerships that invest in a variety of assets including publicly traded equity securities, debt securities and privately-held companies. At December 31, 2011 and 2010, there are no unfunded commitments to the limited partnerships.

The Kenneth Cole Productions, Inc. Nonqualified Deferred Compensation Plan (the "Nonqual Plan") provides for the Company, at its discretion, to fund the Nonqual Plan on behalf of qualified employees. Contributions by the Company are 100% vested at time of funding and the employee has the right to select various investment options. The employees are entitled to the assets based upon the returns of the various investments that they can elect. The Company has the right to invest in any funds it chooses. The Company has funded the Nonqual Plan with Company owned variable life insurance contracts. Amounts deferred under the plan were $0.1 million for the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011 and 2010, the Company has recorded a liability of $0.5 million and $0.9 million, respectively, for this plan.

The Supplemental Executive Retirement Plan (the "SERP") provides for the Company, at its discretion, to fund the SERP on behalf of qualified employees. Contributions by the Company are vested based upon the respective participants' years of service, and the employee has the right to select various investment options. Benefits earned become 30% vested after 3 years of service, 60% vested after 6 years of service and 100% vested after 10 years of service or termination of service resulting from retirement, disability or death. Employees are entitled to the assets based upon the returns of various investments they elect from the Company's contributions that are vested. The Company has the right to invest in any funds at its discretion and has funded the SERP with Company owned variable life insurance contracts. As of December 31, 2011 and 2010, the Company has recorded a liability of $3.4 million and $3.2 million, respectively, for this plan.

The cash surrender value of the Nonqual Plan and SERP assets were $4.6 million and $5.0 million at December 31, 2011 and 2010, respectively.

C. Employee Stock Purchase Plan

The Company sponsors a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees, as defined, to participate in the purchase of designated shares of the Company's Class A Common Stock at a price equal to 85% of the closing price at the end of each quarterly stock purchase period. For the years ended December 31, 2011, 2010 and 2009, employees purchased 8,714, 11,709, and 25,135 shares, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 - Stock-Based Compensation

The Company's 2004 Stock Incentive Plan (the "Plan"), as amended, authorizes the grant of options and restricted stock to employees for up to 9,320,162 shares of the Company's Class A Common Stock, of which 2,873,286 are available for future grants. The Plan provides for the grant of stock options, restricted stock awards and other stock unit awards to directors, officers and other eligible employees. Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock option grants expire within 10 years and generally vest on a graded basis within two to four years from the date of grant. Restricted stock share awards generally vest on a graded basis over a two to four year period or cliff vest after one year. All awards are expensed on a straight-line basis.

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

The following table summarizes stock option share activity for the years ended December 31, 2011, 2010 and 2009:

	Shares	Weighted- average exercise price per share
Outstanding as of December 31, 2008	2,411,263	$21.51

Granted	838,656	$6.71
Exercised	--	--
Expired	(186,508)	$19.53
Forfeited	(54,125)	$13.12
Outstanding as of December 31, 2009	3,009,286	$17.66

Granted	567,000	$11.84
Exercised	(7,250)	$8.41
Expired	(219,775)	$30.80
Forfeited	(115,141)	$13.05
Outstanding as of December 31, 2010	3,234,120	$15.94

Granted	282,372	$12.40
Exercised	(114,270)	$7.95
Expired	(445,881)	$18.74
Forfeited	(148,072)	$10.52
Outstanding as of December 31, 2011	2,808,269	$15.74

Exercisable as of December 31, 2011	1,959,852	$17.50

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 - Stock-Based Compensation (continued)

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $6.22, $6.19 and $3.52, respectively. The weighted-average remaining term for stock options outstanding and exercisable, as of December 31, 2011, was 7.0 and 6.1 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2011 was $14.5 million and $13.5 million, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company's common stock as of the reporting date. The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was $2.2 million, $1.1 million and $2.4 million, respectively.

The intrinsic value related to the exercise of stock options was nominal for the years ended December 31, 2011 and 2010, respectively, which was tax deductible.

The following table summarizes restricted stock share activity for the years ended December 31, 2011, 2010 and 2009:

	Shares
Unvested as of January 1, 2009	688,858	$18.70

Granted	161,272	$7.21
Vested	(288,917)	$24.13
Forfeited	(191,291)	$10.35
Unvested as of December 31, 2009	369,922	$13.77

Granted	73,690	$11.88
Vested	(179,810)	$17.57
Forfeited	(6,302)	$14.74
Unvested as of December 31, 2010	257,500	$10.55

Granted	295,777	$11.82
Vested	(133,095)	$11.48
Forfeited	(85,344)	$10.54
Unvested as of December 31, 2011	334,838	$11.30

Vested as of December 31, 2011	896,603	$21.63

The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2011, 2010 and 2009 was $11.82, $11.88 and $7.21, respectively. The total grant-date fair value of restricted shares vested during the years ended December 31, 2011, 2010 and 2009 was $1.5 million, $3.2 million and $7.0 million, respectively. The weighted-average remaining contractual term of unvested shares of restricted stock as of December 31, 2011 and 2010 was 2.7 years and 1.4 years, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 - Stock-Based Compensation (continued)

The following table summarizes the components of stock-based compensation expense, which is recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations, for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands).

	Year ended December 31,
	2011	2010	2009 (1)
Stock options	$2,625	$1,994	$2,461
Restricted stock units and employee stock purchase plan	1,066	1,949	4,094
Total stock-based compensation expense	$3,691	$3,943	$6,555

(1)	In the first quarter of 2009, the Company's Chairman and CEO elected to receive 100% and 50%, respectively, of their 2009 annual bonuses in stock options in lieu of cash which amounted to $1,167,000 during the year ended December 31, 2009.

Tax benefits, which are currently fully reserved with a valuation allowance, were attributed to the stock-based compensation expense. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits. This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting.

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on accounting guidance for share-based payments.

The following table summarizes the assumptions used to compute the weighted-average fair value of stock option grants:

	Year Ended December 31,
	2011	2010	2009
Weighted-average volatility	56.4%	56.9%	54.7%
Risk-free interest rate	2.2% to 3.5%	2.8% to 3.7%	3.0% to 3.7%
Weighted-average dividend yield	--	--	--
Expected term	3-5 years	3-9 years	3-9 years

The weighted-average volatility for the options granted was developed using historical volatility for periods equal to the expected term of the options. An increase in the weighted-average volatility assumption will increase stock compensation expense. The expected volatility used in the calculation of the Company's stock-based compensation expense for the year ended December 31, 2011 ranged from 55.5% to 67.7%.

The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

The dividend yield is a ratio that estimates the expected dividend payments to shareholders. The dividend yield is calculated by using the dividends declared per share and the Company's stock price on the date of grant. A decrease in the dividend yield will increase stock compensation expense. There was no dividend yield used in the calculation of stock-based compensation as the Company did not declare dividends during the previous three years.

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

As of December 31, 2011, approximately $5.5 million of unrecognized stock compensation expense related to unvested stock options and restricted stock awards, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.6 years.

Note 13 - Advertising Costs

The Company incurred advertising costs, including certain in-house marketing expenses, of $16.7 million, $15.4 million, and $15.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 14 - Income Taxes

The components of (loss)/income before provision for income taxes are as follows (dollars in thousands):

Year Ended December 31,	2011	2010	2009
Domestic	$(5,622)	$942	$(35,452)
International	3,611	2,038	4,413
	$(2,011)	$2,980	$(31,039)

Significant items comprising the Company's deferred tax assets and liabilities are as follows (dollars in thousands):

	December 31,
	2011	2010
Deferred tax assets:

Deferred compensation	$14,353	$14,567
Net operating loss carryforwards	11,473	6,137
Stock-based compensation	4,575	3,793
Depreciation and asset impairment	4,168	5,411
Deferred income, customer obligations, and other	3,921	3,659
Writedown of investments	3,356	3,323
Deferred rent	3,257	5,102
Writedown of intangible asset	3,114	3,526
Inventory allowances and capitalization	2,880	2,104
Non-deductible accruals	952	873
Allowance for doubtful accounts and sales allowances	742	301
Total deferred tax assets	52,791	48,796
Deferred tax liabilities:
Undistributed foreign earnings	(2,445)	(1,564)
Intangible asset	(79)	--
Total deferred tax liabilities	(2,524)	(1,564)
Net deferred tax assets	50,267	47,232
Valuation allowances on net deferred tax assets	(49,851)	(46,704)
Net deferred tax assets	$416	$528

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 - Income Taxes (continued)

As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $25.5 million that expire between 2028 and 2032, state net operating loss carryforwards of approximately $3.2 million that expire between 2013 and 2032 and foreign net operating loss carryforwards of $0.5 million that expire between 2016 and 2022.

The Company has $0.4 million of indefinitely reinvested, undistributed earnings from subsidiary companies outside the U.S. Deferred taxes on remittance of these funds are not expected to be material.

During 2009, newly enacted government legislation extended the carryback period on losses for 2008 or 2009 to five years from two years. This legislation allowed the Company to carryback all of the 2008 net operating losses into prior periods that it was unable to previously. The Company received a Federal tax refund of approximately $4.0 million during the first quarter of 2010 for the carryback of the 2008 net operating losses. The tax benefit was reflected in the provision for taxes during the year ended December 31, 2009.

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

The provision for/(benefit from) income taxes consist of the following (dollars in thousands):

	December 31,
	2011	2010	2009
Current:
Federal	$--	$--	$623
State and local	354	316	495
Foreign	436	215	344
	790	531	1,462
Deferred:
Federal	60	479	25,779
State and local	13	75	4,965
Foreign	41	(189)	(7)
	114	365	30,737
	$904	$896	$32,199

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 - Income Taxes (continued)

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	(11.9)%	8.5%	(11.5)%
Adjustment to unrecognized tax benefits	--	--	0.4%
Valuation allowances	(54.7)%	(15.2)%	(125.8)%
Other permanent differences	(13.4)%	1.8%	(1.9)%
	(45.0)%	30.1%	(103.8)%

The Company's policy on classification of interest and penalties on uncertain tax positions is to include these amounts in the provision for income taxes in the accompanying Consolidated Statements of Operations. For the years ended December 31, 2011 and 2010, the Company recognized a $0.1 million tax expense for interest and penalties and a nominal tax expense for the year December 31, 2009. Interest and penalties accrued at December 31, 2011, 2010 and 2009 were $1.5 million, $1.4 million and $1.2 million, respectively. The total amount of unrecognized tax benefits at December 31, 2011 and 2010 and 2009 is approximately $1.5 million, $1.5 million and $1.6 million respectively, of which $1.0 million, $1.0 million and $1.0 million would affect the Company's effective tax rate if recognized.

Unrecognized tax benefits consist of the following (dollars in thousands):

	2011	2010	2009
Balance as of January 1	$1,507	$1,591	$2,388
Additions to current period positions	--	--	--
Additions for positions of prior years	--	--	44
Reductions for positions of prior years	--	--	--
Settlements with taxing authorities	--	(84)	(729)
Lapses of applicable statute of limitations	--	--	(112)
Balance as of December 31	$1,507	$1,507	$1,591

The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, local, and foreign jurisdictions. U.S. federal income tax returns have been examined through 2003. In addition, audits are currently being conducted for certain state and federal tax jurisdictions ranging from 2003 to 2008.

Included in Prepaid expenses and other current assets in the Consolidated Balance Sheets are Current deferred taxes, net of $0.4 million as of December 31, 2011. Included in Investments and other in the Consolidated Balance Sheets are Long-term deferred taxes, net of $0.1 million and $0.5 million as of December 31, 2011 and December 31, 2010, respectively.

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

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15 - Commitments and Contingencies (continued)

A. Operating leases and Other Property Agreements (continued)

The Company leases space for all of its 24 full-priced retail stores (aggregating approximately 115,000 square feet) and 73 outlets (aggregating approximately 304,000 square feet). Generally, the leases provide for an initial term of five to ten years and certain leases provide for renewal options permitting the Company to extend the term thereafter. Future minimum lease payments for non-cancelable leases with initial terms of one year or more consisted of the following at December 31, 2011 (dollars in thousands):

2012	$18,169
2013	16,281
2014	12,374
2015	8,905
2016	4,425
Thereafter	9,201
Total minimum cash payments	$69,355

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

Rent expense is as follows (dollars in thousands):

	2011	2010	2009
Minimum rent	$25,903	$29,840	$26,269
Contingent rent and other	6,805	9,830	8,505
Total rent expense (1)	$32,708	$39,670	$34,774

(1)	The Company recorded $10.6 million and $6.0 million of rent expenses, partially offset by $3.9 million and $1.8 million of deferred rent reversals, during the years ended December 31, 2011 and 2010, respectively, within the Consumer Direct segment as a result of store closings prior to the lease contract end date. These expenses are included within Store closings, severance, impairment of intangible and long-lived assets costs in the Consolidated Statement of Operations. As of December 31, 2011 and 2010, the Company had a remaining accrual of $1.1 million and $2.4 million, respectively, related to these expenses.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15 - Commitments and Contingencies (continued)

B. Capital Leases

Assets under capital leases amounted to approximately $0.7 million as of the year ended December 31, 2011, net of accumulated amortization of $0.1 million. Such assets are classified within property and equipment in the Consolidated Balance Sheets. Future minimum lease payments for non-cancelable capital leases with initial terms of one year or more consisted of the following at December 31, 2011 (dollars in thousands):

2012	$ 63
2013	50
2014	50
2015	50
2016	33

Total minimum cash payments	$246

C. Letters of credit

The Company was contingently liable for $4.5 million and $1.8 million of open letters of credit as of December 31, 2011 and 2010, respectively. In addition, at December 31, 2011 and 2010, stand-by letters of credit amounted to approximately $0.2 million and $0.7 million, respectively.

D. Concentrations

In the normal course of business, the Company sells to major department stores and specialty retailers and believes that its broad customer base will mitigate the impact that financial difficulties of any such retailers might have on the Company's operations. Of the Company's 2011 consolidated net sales, approximately 11.1% of net sales were derived from Macy's, Inc., a customer of the Wholesale segment. The Company had no customer account for more than 10% of consolidated net sales for the years ended December 31, 2010 and 2009.

The Company sources each of its product lines separately, based on the individual design, styling and quality specifications of such products. The Company primarily sources its products directly or indirectly through manufacturers in China and Italy. However, approximately 64% and 44% of total handbag purchases came from three and two manufacturers in China during the years ended December 31, 2011 and 2010, respectively. Approximately 50% of Kenneth Cole and Kenneth Cole Reaction men's footwear purchases were from two manufacturers in China during the year ended December 31, 2011 and 35% were from one manufacturer in China during the year ended December 31, 2010, respectively. Approximately 50% and 60% of Kenneth Cole Reaction ladies' footwear purchases were sourced through two Chinese manufacturers during the years ended December 31, 2011 and 2010, respectively. Approximately 90% and 78% of Unlisted ladies' footwear purchases were sourced through one agent and one manufacturer in China during the years ended December 31, 2011 and 2010, respectively. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company's production needs.

E. Lines of Credit Facilities

As of December 31, 2010, the Company had a revolving senior secured asset based credit facility (the "Facility") which provided the Company with borrowing availability of $60 million and was terminated as of March 31, 2011. On August 12, 2011, the Company entered into an asset-based lending facility (the "ABL") with Wells Fargo Bank, National Association as administrative agent and certain banks named therein as lenders. Availability under the ABL is $50 million, which may be increased to $75 million at the election of the Company upon the satisfaction of certain conditions, but may not exceed a borrowing base equal to a percentage of the Company's accounts receivable and inventory.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15 - Commitments and Contingencies (continued)

E. Lines of Credit Facilities (continued)

The ABL terminates by its terms, and all amounts borrowed under the ABL shall be due and payable, on August 12, 2016. The ABL includes a $10 million sublimit for swing line loans and a $40 million aggregate sublimit for letters of credit. Any amounts borrowed under the ABL would be expected to be used for working capital and other general corporate purposes. Revolving loans under the ABL may be base rate loans or LIBO rate loans, at the Company's election. Base rate loans shall bear interest at a rate per annum equal to the highest of (a) the Federal Funds Rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the Adjusted LIBO Rate plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its "prime rate" plus three quarters of one percent (0.75%). LIBO rate loans shall bear interest at the "adjusted LIBO rate", plus one and three quarters of one percent (1.75%). The ABL is secured by substantially all the assets of the Company and its domestic subsidiaries except certain specified assets, principally the Company's corporate headquarters. The security includes a pledge by the Company of its equity interest in each of its domestic subsidiaries. The ABL contains customary covenants and events of default for transactions of this type. Upon the occurrence of an event of default, the outstanding obligations under the ABL may be accelerated and become immediately due and payable.

During 2011 and 2010, the Company incurred facility fees of approximately $0.2 million and $0.4 million respectively. The Company did not borrow under the Facility during 2011 or 2010 or under the ABL during 2011. There were no outstanding advances under the Facility at December 31, 2010 or under the ABL at December 31, 2011. Amounts available under the ABL and under the Facility at December 31, 2011 and 2010, respectively were reduced by $4.7 million and $2.5 million, respectively, of standby and open letters of credit. The Company had $41.0 million available to borrow as of December 31, 2011 compared to $29.0 million as of December 31, 2010.

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

C.   Common Stock Repurchase

In 2008, the Company's Board of Directors increased the authorization for the Company's common stock repurchase plan by approximately 4,000,000 shares to an aggregate of 9,388,400 of shares of Class A common stock. During 2011, the Company repurchased 353,927 of its shares at an aggregate price of $4.0 million. The Company had 2,718,873 and 3,072,800 shares available for repurchase as of December 31, 2011 and 2010, respectively. The Company did not repurchase shares during 2010 and 2009.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 16 - Shareholders' Equity (continued)

D.   Accumulated Other Comprehensive Income/(Loss)

The following table shows the notes to the financial statements for the year ended December 31, 2011 (dollars in thousands).

	Foreign Currency Items	Auction-rate Securities	Equity Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2008	$538	$--	$112	$650
Change	418	(1,747)	2,025	696
Balance at December 31, 2009	$956	$(1,747)	$2,137	$1,346
Change	(163)	362	(2,137)	(1,938)
Balance at December 31, 2010	$793	$(1,385)	$--	$(592)
Change	(60)	14	--	(46)
Balance at December 31, 2011	$733	$(1,371)	--	$(638)

Note 17 - Related Party Transaction

The Company recorded expenses of approximately $0.6 million, $0.4 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company's Chairman and Chief Creative Officer. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

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

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19 - Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2011 and 2010 appear below (in thousands, except per share and dividend data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
2011
Net sales	$107,696	$91,643	$116,233	$117,034
Royalty revenue	9,777	10,602	11,782	14,177
Net revenues	117,473	102,245	128,015	131,211
Gross profit	41,671	41,496	48,212	54,062
Operating (loss)/income	(17,116)	1,055	5,931	8,637
Net (loss)/income	(17,202)	579	5,758	7,950
(Loss)/earnings per share basic	$(0.94)	$0.03	$0.32	$0.44
(Loss)/earnings per share diluted	$(0.94)	$0.03	$0.31	$0.43

2010
Net sales	$99,393	$96,888	$107,493	$107,878
Royalty revenue	10,119	11,085	11,543	12,929
Net revenues	109,512	107,973	119,036	120,807
Gross profit	45,550	47,188	50,625	52,500
Operating income/(loss)	970	1,096	2,307	(2,893)
Net income/(loss)	1,832	937	2,020	(2,705)
Earnings/(loss) per share basic	$0.10	$0.05	$0.11	$(0.15)
Earnings/(loss) per share diluted	$0.10	$0.05	$0.11	$(0.15)

(1)	The Company recorded a $1.0 million and $0.3 million impairment of long-lived assets during the fourth quarter of 2011 and 2010, respectively.

Note 20 - Subsequent Events

On February 23, 2012, the Board of Directors received a non-binding proposal from Mr. Cole to acquire all of the Company's outstanding Class A Common Stock that he does not currently directly or indirectly own for $15.00 per share in cash. In his letter outlining his proposal, Mr. Cole indicated that he was unwilling to consider any transaction other than one in which he would be the acquirer. The Board of Directors has established a Special Committee of independent Directors (the "Special Committee"), comprised of all of the Directors of the Company other than Mr. Cole and Mr. Blum, to consider the proposal, to negotiate on behalf of the Company and, if it deems appropriate, to solicit and consider any alternative transactions. Since the announcement of Mr. Cole's non-binding proposal, Company shareholders have filed four separate putative class actions in New York State court against the Company, Mr. Cole, and the board of directors alleging that Mr. Cole and the board members breached their fiduciary duties to Company shareholders, and that the Company aided and abetted those breaches of fiduciary duties.

Kenneth Cole Productions, Inc.
Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2011, 2010 and 2009
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Year ended December 31, 2011
Allowance for doubtful accounts	$(66)	$(747)	$317	$(496)
Reserve for returns and sales allowances	(10,462)	(23,945)	23,718	(10,689)

	$(10,528)	$(24,692)	$24,035	$(11,185)

Year ended December 31, 2010
Allowance for doubtful accounts	$(186)	$15	$105	$(66)
Reserve for returns and sales allowances	(9,314)	(17,280)	16,132	(10,462)
	$(9,500)	$(17,265)	$16,237	$(10,528)

Year ended December 31, 2009
Allowance for doubtful accounts	$(1,061)	$320	$555	$(186)
Reserve for returns and sales allowances	(11,296)	(23,619)	25,601	(9,314)
	$(12,357)	$(23,299)	$26,156	$(9,500)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNETH COLE PRODUCTIONS, INC.

By: /s/ PAUL BLUM Paul Blum Chief Executive Officer

Date: March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH D. COLE	Chairman of the Board and Chief Creative Officer	March 9, 2012
Kenneth D. Cole

/s/ PAUL BLUM	Chief Executive Officer	March 9, 2012
Paul Blum
/s/ DAVID P. EDELMAN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2012
David P. Edelman

/s/ MICHAEL J. BLITZER	Director	March 9, 2012
Michael J. Blitzer

/s/ ROBERT C. GRAYSON	Director	March 9, 2012
Robert C. Grayson

/s/ DENIS F. KELLY	Director	March 9, 2012
Denis F. Kelly

/s/ PHILIP R. PELLER	Director	March 9, 2012
Philip R. Peller

See page F-1 for an index to the consolidated financial statements, the Report of Management and the Reports of the Registered Public Accounting Firm submitted as part of this Annual Report.