Form 10-K/A
period 2011-12-31
COLE KENNETH PRODUCTIONS INC
filed 2012-04-25
CIK 921691

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):  Large accelerated filer ☐   Accelerated filer   ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2011:     $118,455,897

Number of shares of Class A Common Stock, $.01 par value, outstanding as of the close of business on April 9, 2012:  10,313,867

Number of shares of Class B Common Stock, $.01 par value, outstanding as of the close of business on April 9, 2012:  8,010,497

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Kenneth Cole Productions, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2012 (the “Original Filing”), to include the information required by Items 10 through 14 on Part III on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The Company is filing this Amendment to include Part III information in our new Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing, is hereby amended and restated in its entirety, with only changes being the addition of Exhibits 10.16, 31.3 and 31.4 filed herewith and related footnotes. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

	Kenneth Cole Productions, Inc.
	ANNUAL REPORT ON FORM 10-K/A
	AMENDMENT NO. 1
	TABLE OF CONTENTS
		Page

	PART III

Item 10	Directors, Executive Officers and Corporate Governance	1

Item 11	Executive Compensation	4

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18

Item 13	Certain Relationships and Related Transactions, and Director Independence	21

Item 14	Principal Accounting Fees and Services	22

	PART IV

Item 15	Exhibits, Financial Statement Schedules	23

Signatures		26

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Certain information concerning the Board of Directors (the “Board”) is set forth below:

Name	Age	Principal Occupation	Year Became a Director
Kenneth D. Cole	58	Chairman of the Board of Directors and Chief Creative Officer	1982
Paul Blum	52	Chief Executive Officer	2011
Michael J. Blitzer	62	Principal, Portsmouth Partners, LLC	2009
Robert C. Grayson	67	President, Robert C. Grayson & Associates, Inc.	1996
Denis F. Kelly	62	Managing Partner, Scura Partners Securities LLC	1994
Philip R. Peller	72	Retired Partner, Arthur Andersen LLP	2005

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

Paul Blum was appointed Chief Executive Officer on June 20, 2011. Mr. Blum brings over 25 years of experience in footwear, accessories, apparel, wholesaling and retailing to the position. He most recently held the position of CEO at luxury jewelry company David Yurman Inc. Under Paul’s leadership, the David Yurman business grew significantly and developed into an international luxury brand with strategic retail expansion into Asia and Europe. Also during his tenure, the company diversified its marketing investment with the launch of ground breaking digital and social media campaigns, and a highly successful e-commerce platform. Prior to that, Mr. Blum spent 15 years at Kenneth Cole, a time when the company saw some of its largest growth, as Executive Vice President before being promoted in 1994 to President and COO.

Michael J. Blitzer is a Principal of Portsmouth Partners, LLC, an advisory firm that provides operational and strategic services to private equity groups that focus on retail, wholesale and consumer industries since 2005. Previously, Mr. Blitzer served as the Vice Chairman of Phillips-Van Heusen Corporation from September 1997 until he retired in November 2002. Mr. Blitzer spent over 30 years at Phillips-Van Heusen Corporation and at Macy’s in various executive merchandising positions in Women’s and Menswear, Accessories and Footwear. Mr. Blitzer has also worked with a variety of companies in both apparel and accessories including Neiman Marcus Group and Liz Claiborne Inc. He has served as an Operating Partner with Goode Partners LLC, a New York based, private equity firm, specializing in consumer industries including retail, restaurants and entertainment. Mr. Blitzer has served on the boards of Kate Spade, LLC, Charlotte Russe Holdings, Inc. and LeSportsac Inc. and currently serves on the boards of Charming Shoppes, Inc., Intermix LLC, Modell’s Sporting Goods, and AllSaints Spitalfields.

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

Named Executive Officers

Certain information concerning the Named Executive Officers (“NEOs”) is set forth below:

Name	Age	Present Position

Kenneth D. Cole	58	Chairman of the Board of Directors and Chief Creative Officer
Paul Blum	52	Chief Executive Officer
David P. Edelman	50	Chief Financial Officer and Treasurer
Carol Massoni	47	President of Consumer Direct
Ingo Wilts	46	Senior Vice President, Creative Director
Jill Granoff	50	Former Chief Executive Officer, departed from the Company effective February 28, 2011

Kenneth D. Cole. Refer to “Directors” above for biographical information about Mr. Cole.

Paul Blum. Refer to “Directors” above for biographical information about Mr. Blum.

David P. Edelman, age 50, was appointed as the Chief Financial Officer in July 2004. He joined the Company in January 1995 and served as the Company’s Senior Vice President of Finance since April 2000. Before joining the Company, Mr. Edelman was Chief Financial Officer of a women’s suit wholesaler, and he was employed for 10 years as a Certified Public Accountant with Ernst & Young (“E&Y”) in various specialty groups including E&Y’s National Consulting Office and its Retail and Apparel Audit Group. Mr. Edelman serves on the Board of Directors of the American Apparel and Footwear Association.

Carol Massoni, age 47, joined the Company as President of Consumer Direct in February 2011.  Ms. Massoni most recently served as Senior Vice President, Merchandising and Operations at Li & Fung USA with responsibility for footwear design, merchandising, pricing, sourcing and production. Prior to Li & Fung USA, Ms. Massoni worked at Nine West Group for nearly 13 years where she most recently served as President of Jones Retail Corporation.  In that role, Ms. Massoni successfully operated nine different retail concepts as well as three web businesses. Ms. Massoni had responsibility for over 1,100 stores and was instrumental in building the retail business to over $800 million in sales.  Ms. Massoni began her career in the Macy’s Executive Training Program, which culminated in numerous roles at Macy’s in both merchandising and operations.

Ingo Wilts, age 46, joined the Company as its Senior Vice President, Creative Director in August 2009. Mr. Wilts was most recently employed with Hugo Boss, where he spent nine years in roles of increasing responsibility. He was most recently the SVP, Creative Director for BOSS Black, BOSS Green, and the luxury brand BOSS Selection. Mr. Wilts had oversight responsibility for all men’s and women’s product categories, including apparel, footwear, and accessories. In addition, he oversaw all brand image efforts for all channels of communication and store visual merchandising. Prior to joining Hugo Boss, Mr. Wilts was the Designer of men’s sportswear at Joop!. He has additionally held various design positions at Miltenberger where he worked on the Lagerfeld and Daniel Hecter brands.

Jill Granoff, age 50, served as the Company’s Chief Executive Officer from May 2008 until her departure on February 28, 2011. Ms. Granoff was previously Executive Vice President of Liz Claiborne Inc. (“Liz Claiborne”) where she had global responsibility for Juicy Couture, Lucky Brand Jeans, Kate Spade and its Outlet and E-Commerce businesses. Prior to joining Liz Claiborne, Ms. Granoff was President and Chief Operating Officer of Victoria Secret Beauty, a division of Limited Brands, where she worked from 1999 to 2006. From 1990 to 1999, Ms. Granoff held various executive positions at The Estee Lauder Companies. Ms. Granoff is a member of the Board of Governors of Cosmetic Executive Women, The Fashion Institute of Technology Foundation and The Women’s Forum.

Family Relationships

There are no family relationships among any directors or executive officers in the Company.

Involvement in Certain Legal Proceedings

On February 23, 2012, the Board of Directors received a non-binding proposal from Mr. Cole to acquire all of the Company’s outstanding Class A Common Stock that he does not currently directly or indirectly own for $15.00 per share in cash. In his letter outlining his proposal, Mr. Cole indicated that he was unwilling to consider any transaction other than one in which he would be the acquirer. The Board of Directors has established a Special Committee of independent Directors (the “Special Committee”), comprised of all of the Directors of the Company other than Mr. Cole and Mr. Blum, to consider the proposal, to negotiate on behalf of the Company and, if it deems appropriate, to solicit and consider any alternative transactions. Since the announcement of Mr. Cole’s non-binding proposal, Company shareholders have filed four separate putative class actions in New York State court against the Company, Mr. Cole, and the board of directors alleging that Mr. Cole and the board members breached their fiduciary duties to Company shareholders, and that the Company aided and abetted those breaches of fiduciary duties.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based upon a review of the filings furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Exchange Act and on written representations from its executive officers, directors and persons who beneficially own more than 10% of the Class A Common Stock, the Company believes that all filing requirements of Section 16(a) of the Act were complied with during the year ended December 31, 2011.

Code of Ethics

The Company has a Code of Conduct (the “Code”) that applies to all of the Company’s directors, executive officers and employees. The Code is available on the Company’s website at www.kennethcole.com. Shareholders may also contact Kenneth Cole Productions, Inc. Attn: Investor Relations, 400 Plaza Drive, 3rd Floor, Secaucus, NJ 07094 or call (201) 864-8080 extension 28451 to obtain a copy of the Code without charge.

Audit Committee

The Audit Committee assists the Board in risk oversight for the Company by reviewing and discussing with management, internal auditors and the independent auditors the Company’s significant financial, internal control, compliance and other related exposures. The Audit Committee also reviews and discusses with management the Company’s financial risk management activities, policies and strategies. In addition to exercising oversight over key financial risks, the Audit Committee oversees, on behalf of the Board, financial reporting, tax, and accounting matters, as well as the Company’s internal controls over financial reporting. The Audit Committee also plays a key role in oversight of the Company’s compliance with regulatory requirements.

The Audit Committee, currently composed of Mr. Peller (Chairman), Mr. Blitzer, Mr. Grayson and Mr. Kelly, met four times during 2011. In addition, the Chairman of the Audit Committee participated in additional conference calls with members of management and the independent registered public accounting firm during 2011 to review quarterly earnings results and the Company’s filings on Form 10-Q and Form 10-K. The Audit Committee assists the Board in fulfilling its oversight responsibilities to shareholders, the investment community and others for monitoring (1) the quality and integrity of the financial statements and internal controls over financial reporting of the Company; (2) the Company’s compliance with legal and regulatory requirements; (3) the independence, qualification and performance of the independent registered public accounting firm; and (4) the performance of the internal auditors. The Audit Committee also selects, subject to shareholder approval, and engages the independent registered public accounting firm to audit the financial statements of the Company’s internal controls over financial reporting, reviews the scope of the audits, and reviews and approves internal audit programs of the Company. The Committee also pre-approves all audit and non-audit services provided by the independent registered public accounting firm. Each Audit Committee member is an independent director and satisfies the financial literacy requirements of the NYSE. The Board has determined that Mr. Peller satisfies the requirements for an “audit committee financial expert” under the rules and regulations of the Securities and Exchange Commission and that he is independent, as defined in the NYSE listing standards.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Consideration of 2011 Say-on-Pay Vote

At the Company’s 2011 annual meeting of shareholders, the Company held its first shareholder advisory vote on the compensation of our named executive officers, or say-on-pay, as well as its first shareholder advisory vote on the frequency of future say-on-pay shareholder votes, each as required by Section 14A of the Exchange Act.

More than ninety-eight percent (98%) of the shareholder votes cast were in favor of the Company’s say-on-pay proposal. The vast majority (more than ninety-three percent (93%)) of the shareholder votes cast on the frequency of future say-on-pay advisory votes was in support of tri-annual frequency (every three years).

The Compensation Committee considered the non-binding say-on-pay vote as an affirmation of the Company’s current executive compensation programs and practices with respect to our NEOs and decided to continue these programs and practices during 2011 without any major changes. In addition, the Compensation Committee approved the holding of a shareholder advisory vote on the Company’s executive compensation program once every three years, consistent with the outcome of the shareholder vote on the frequency of such votes at the 2011 annual meeting of shareholders.

Determination of Executive Compensation

The Compensation Committee (the “Committee”) of the Board is responsible for overseeing the Company’s executive compensation policies and practices, including levels and structure of compensation for the Company’s NEOs and other key executive officers, all of which are ultimately submitted to the Board for ratification. Specifically the Committee is responsible for:

•

Overseeing the Company’s executive compensation and rewards policies and practices;

•

Developing, approving and recommending to the Board for ratification compensation levels for the Company’s Chairman of the Board (“COB”) and Chief Executive Officer (“CEO”), based on the achievement of goals and objectives;

•

Reviewing, approving and recommending to the Board for ratification the compensation structure for the remaining NEOs and certain other members of the Company’s executive management as recommended by the COB and CEO;

•

Reviewing, approving and recommending to the Board for ratification performance-based annual incentive plan targets and the subsequent level of achievement thereof; and

•

Reviewing, approving and recommending to the Board for ratification long-term incentive awards for NEOs and other key executive officers.

Each year, the Compensation Committee reviews the Company’s executive compensation and rewards policies and practices, including the compensation levels and structure and compensation paid to the NEOs in the prior year (as disclosed in the Summary Compensation Table on page 11) to ensure they continue to reflect the Company’s philosophy to link executive pay and compensation practices with the interest of the Company’s shareholders. The Compensation Committee also periodically retains independent compensation consultants to assess the annual compensation of the NEOs and certain other executives to ensure pay competitiveness. The COB and CEO generally attend Compensation Committee meetings except for those in which their specific compensation is addressed. The COB and CEO also make recommendations to the Compensation Committee (other than recommendations on their own compensation structure), which are reviewed and approved by the Compensation Committee and ultimately presented to the Board for ratification (as to compensation levels, performance goals, bonus targets and equity awards).

Compensation Philosophy and Objectives

The Company’s overall compensation philosophy is to “pay for performance”. The Company’s compensation plans, policies and practices are designed to provide compensation that motivates executives to achieve corporate financial goals and rewards them for short and long-term financial performance in order to maximize shareholder value. In addition, these plans, policies and practices and compensation paid thereunder are structured to be competitive with other companies in order to attract and retain high performing executive talent. The Company’s executive compensation program is designed specifically to:

•

Support the achievement of the Company’s long and short-term strategic and financial objectives;

•

Reward executives for continuous improvement of financial metrics;

•

Align executive interests with the interests of the shareholders;

•

Target total compensation between the 50th and 75th percentile with actual pay dependent on performance; and

•

Attract and retain highly talented, results-driven executives.

2011

The Company has identified the following executive officers as the NEOs for 2011:

•

Kenneth D. Cole – Chairman and Chief Creative Officer

•

Paul Blum – Chief Executive Officer

•

David P. Edelman – Chief Financial Officer

•

Carol Massoni – President of Consumer Direct

•

Ingo Wilts – Senior Vice President, Creative Director

•

Jill Granoff – Former Chief Executive Officer (departed the Company on February 28, 2011)

The Compensation Committee made several decisions with respect to its compensation policies to minimize expenses to continue management’s focus on driving shareholder value.

•

A salary increase was granted to the Chief Financial Officer, who had not received an increase in salary during the previous four years. No salary increases were granted in 2011 for the Company’s other NEOs.

•

The Compensation Committee set and paid bonuses pursuant to the annual performance-based incentive plan consistent with the achievement of certain earnings per share and divisional segment income targets as determined by the Compensation Committee.

•

The Company did not make discretionary annual equity awards to the NEOs during 2011, except for the Chief Financial Officer. However, certain NEOs received equity awards as required by their employment agreements.

Compensation Practices

The Company believes it is important to continually evaluate pay practice effectiveness by routinely using market survey data and benchmarking companies within its peer group. As such, the Company intends to periodically retain independent compensation consultants as it deems necessary and appropriate to assist in the evaluation of its pay practices for its NEOs and other key executives. In 2011, the Committee retained Frederic W. Cook & Co., Inc. (“FCC”) to assist the Committee in evaluating the NEOs’ compensation levels and opportunities relative to those of a peer group. The Committee directed FCC to assess the competitiveness of the Company’s senior executive compensation relative to its industry peer group and to recommend changes to executive compensation levels and opportunities, as appropriate. FCC considered the Company’s compensation philosophy and the balance between Company objectives, value to employees and program costs. FCC presented a full report to the Committee regarding its findings and alternatives for consideration. For 2011, FCC identified a peer group of 12 apparel and footwear companies of similar size to the Company to assess the competitiveness of the Company’s NEOs. Certain companies that were identified by FCC as peer companies in last year’s peer group were removed this year because they were either acquired by other companies or outgrew the peer group’s size parameters.

The peer group identified by FCC in 2011 consisted of:

Crocs Inc.	Oxford Industries Inc.
Deckers Outdoor Corp	Perry Ellis Intl Inc.
G-III Apparel Grp Ltd	Skechers U.S.A.
K-Swiss Inc.	Steven Madden Ltd
Maidenform Brands Inc.	True Religion Apparel Inc.
Movado Group	Vera Bradley

FCC analyzed the following elements of pay among peer companies:

•

Base salary;

•

Actual and target annual incentive (bonus);

•

Total cash compensation (“TCC”), which is composed of base salary and actual or target bonus;

•

Long-term incentives, which include stock options, restricted stock, performance shares and performance-based cash awards, and extraordinary long-term awards;

•

Total direct compensation, which is composed of TCC and the expected present value of long-term incentives.

Based on the 2011 data FCC concluded for the NEOs in aggregate as follows:

•

Target total direct compensation (“TDC”) is the sum of base salary, target bonus and annualized long-term incentive opportunities.

•

The Company’s overall competitive positioning reflects a combination of 75th percentile base salaries and target annual bonus opportunities and 25th percentile annualized long-term incentive opportunities.

•

Competitive positioning varies among the NEOs and ranges from the 25th percentile to between the median and 75th percentile.

While the Compensation Committee took into consideration the 2011 comparative data uncovered through benchmarking when making executive compensation decisions for 2011, the Committee considered other factors including the scope and impact of the executive’s role, the expectations for the executive, contributions made by the executive beyond his or her formal role, the Company’s overall performance, budget, succession planning, and prior practices. In addition, since the Company recruits talent from other companies not listed in the peer group, it also generally monitors, without benchmarking, other companies practices from time-to-time to ensure competitive alignment where appropriate.

Elements of Compensation

Annual Cash Compensation

•

Base Salary is intended to provide a portion of compensation which is fixed to give NEOs resources upon which to live and provide them with a certain level of financial security. Each NEO’s base salary level is designed to compensate the executive in a way that is competitive and indicative of his/her knowledge, skills, abilities, and future potential. When considering a base salary adjustment, the Committee will solicit input from the management team (COB and CEO) before making a final determination. When making base salary adjustments, the Committee considers the performance of the Company, the overall performance and future potential of the individual, the economic environment and competitive pay positioning. In part because of the Company’s competitive positioning in the base salary category at the 75th percentile and in order to minimize expenses, the Compensation Committee decided not to provide a base salary increase for the other NEOs for 2011, except for the CFO. The Compensation Committee also believes that holding salaries constant is in line with the Company’s policy to shift pay mix to greater variability (at risk compensation) to ensure total compensation links with performance. The Committee decided to grant the CFO a salary increase for 2011 due to his increased responsibility and contributions towards the management of special projects for the Company during 2011. He had not received an increase in the previous four years. The Committee decided not to provide a base salary increase for the other NEOs for 2011.

•

Performance-Based Annual Incentive (Bonus) is based on Company financial results under the 2009 Pay for Performance Bonus Plan (“Bonus Plan”). The Company’s Bonus Plan provides bonus compensation consistent with the Company’s pay for performance philosophy in that it requires the Company to meet financial objectives in order for bonus compensation to become payable. If objectives are not met, no bonus is paid.  In addition, the design fosters teamwork and creates the incentive for each executive to ensure that the organization, as a whole, is successful. Under the plan, each NEO’s bonus is based on achievement of certain adjusted earnings per share targets and/or divisional segment income targets as defined by the Committee. The Committee believes these metrics are strong indicators of financial performance and that aligning bonus compensation with the achievement of earnings per share and/or divisional segment income targets will closely align the financial interests of the NEOs with the interests of shareholders.  The Committee has defined bonus earnings per share as earnings per share excluding one-time charges using an applied tax rate of 39% (“Adjusted EPS”).

The performance-based annual bonus target for each NEO is set as a percentage of his or her base salary. For those NEOs who have employment agreements with the Company, their annual bonus targets are dictated by their agreements, which were separately negotiated. The annual bonus target for each NEO without an employment agreement was determined by the Committee on a subjective basis but is generally based on seniority and competitive practice and takes into account the scope and impact of each NEO’s role. For 2011, the Committee approved the following performance incentive targets: less than $0.43 Adjusted EPS (0% payout), $0.43 Adjusted EPS (25% payout), $0.86 Adjusted EPS (100% payout), and $1.46 Adjusted EPS and above (200% payout). Payouts for Adjusted EPS and divisional segment income results between the targets were determined on a pro-rata basis. The Adjusted EPS targets applied to all NEO’s and represented the sole performance factor for bonus determination. Messers. Cole, Blum, Edelman, and Wilts’ and Ms. Granoff bonus plan payouts were 25% of the performance incentive Adjusted EPS target. Ms. Massoni received a guaranteed $112,500 bonus as part of her employment agreement. Mr. Blum’s 25% performance bonus payout was pro-rated based on his employment being less than the entire 2011 fiscal year.

The following table shows each NEO’s annual incentive target bonus as a percentage of base salary:

Named Executive Officer	Target Bonus as a percentage of base salary (%)	Performance Goals as a percentage of Target Bonus
		Corporate EPS (%)	Segment Income (%)
Kenneth D. Cole	100%	100%	0%
Paul Blum	100%	100%	0%
David P. Edelman	60%	100%	0%
Carol Massoni	*	*	*
Ingo Wilts	60%	100%	0%
Jill Granoff	100%	100%	0%

* Ms. Massoni’s bonus for 2011 was guaranteed as part of her employment agreement.

Long-Term Incentive Compensation

The Committee believes long-term incentives are beneficial to shareholders and a key component of the NEOs’ overall compensation. The primary focus in granting long-term incentives is to:

•

Align NEOs’ and other key executives’ financial interests with the long-term interests of the shareholders;

•

Support the achievement of strategic objectives and goals, which tend to be longer-term;

•

Focus NEO behavior on long-term value creation;

•

Encourage NEO and other key executive retention by providing financial rewards that are achieved over a period of years; and

•

Give NEOs and other key executives a chance to earn an ownership interest in the Company.

Over the years, the Committee has used two forms of long-term equity compensation, restricted stock and/or non-qualified stock options. The Committee considers the value of the award as a component of total direct compensation. In deciding which type of equity award to grant to any particular NEO, the Committee sometimes considers the number of shares necessary to deliver the intended value appropriate for each NEO and each NEO’s requisite position and level of responsibility. It generally requires fewer shares of restricted stock than options to deliver the same value to an NEO.

All equity awards are granted pursuant to and are subject to the terms and conditions of the 2004 Stock Incentive Plan, as amended. Annual long-term equity incentive awards are generally granted to the NEOs during the Committee’s regularly scheduled May meeting following the annual shareholder meeting. New hire, promotion and off-cycle grants are approved during quarterly Committee meetings.

Restricted Stock

Restricted stock typically vests over a one to four-year period after the grant date. While restricted stock has inherent intrinsic value when granted, it delivers greater value as the stock price appreciates over time. The intrinsic value at grant tends to provide continued incentive even if the stock price decreases following the grant and as such it continues to motivate recipients to sustain efforts towards corporate goals. If the NEO or executive terminates employment before vesting occurs, all unvested shares are cancelled immediately, unless otherwise stipulated in an employment agreement.

Mr. Blum received 100,000 shares of restricted stock in 2011, valued at $1,230,000 on the date of grant, pursuant to his employment agreement, dated June 9, 2011, which was separately negotiated. Ms. Massoni received 5,000 shares of restricted stock in 2011, valued at $68,850 on the date of grant, pursuant to her employment agreement, dated January 4, 2011, which was separately negotiated, and 45,746 shares of restricted stock, valued at $500,004 as a result of her performance for rebuilding, revitalizing and remerchandising the Company’s stores as well as restructuring retail operations. Mr. Edelman received 3,631 shares of restricted stock in 2011, valued at $50,000 on the date of grant, due to his increased responsibility and contributions towards the management of special projects for the Company during 2011.

Stock Options

Stock options normally carry a term of ten years and in most cases vest in increments over three to four years. The exercise price of stock options is the fair market value of the stock on the date of the grant and therefore delivers value to the NEO only if the stock price rises following the grant date. If the NEO terminates employment before vesting occurs, all unvested options are cancelled immediately while outstanding vested options are cancelled thirty days after the employment termination date, unless otherwise stipulated in an employment agreement.

Mr. Blum received 250,000 stock options, valued at $1,553,750 using the Black-Scholes option valuation model, pursuant to his employment agreement, dated June 9, 2011, which was separately negotiated. Ms. Massoni received 10,000 stock options, valued at $70,370 on the date of grant, pursuant to her employment agreement, dated January 4, 2011, which was separately negotiated.

Executive Employment Agreements

The Company believes employment agreements are an effective recruiting and retention tool for top executives. The Company also believes employment agreements help protect certain interests of the Company by prohibiting post termination competition, disclosure of confidential information and solicitation. All of the Company’s employment agreements have severance provisions and noncompetition and nondisclosure clauses, which encourage executives to remain committed to the business and discourage them from collaborating with competitors in order to prevent critical confidential information from leaking to competitors. In addition, all employment agreements require executives to release all claims against the Company in order to receive severance payments. To that end, the Company has entered into employment agreements with Mr. Blum, Ms. Massoni, Mr. Wilts, and Ms. Granoff, the terms of which are described in more detail below.

Paul Blum entered into a letter agreement dated June 9, 2011, which provided that his employment commenced on June 20, 2011 and was scheduled to continue until June 19, 2014 unless terminated earlier.  Mr. Blum is entitled to receive an annual salary of $1,000,000 (subject to good faith review for possible increase annually) and to earn a target bonus award equal to 100% of his base salary. In addition, in the event the Company exceeded its bonus plan targets, Mr. Blum has the opportunity to earn an additional bonus up to an additional 100% of base salary based on Adjusted EPS, as determined by the Committee.

Mr. Blum’s agreement also provided for an initial grant of 100,000 shares of restricted stock upon hire and grants of 50,000 shares of restricted stock for each of the next three years. For each grant, the restrictions lapse over a three-year period from issuance. The agreement also provided an initial performance-based grant of 100,000 shares of restricted stock, subject to the achievement of goals relating to the Company’s strategic plan which have been communicated to Mr. Blum at the date of the grant. In addition, Mr. Blum’s agreement provided for an initial grant of 250,000 stock options upon hire, which vest over a four-year period. Other benefits and perquisites provided by the agreement include the eligibility to participate in the 401(k) plan, SERP plan and basic health, life, accidental death and business accident insurance. The agreement also provided for severance payments in the event Mr. Blum is terminated by the Company without cause or if he terminates his employment for good reason, or if his employment is terminated in connection with a change of control of the Company.

Carol Massoni entered into a letter agreement with the Company dated January 4, 2011, which provides that she is entitled to receive an annual salary of $450,000 (subject to good faith review for possible increase annually) and to earn a target bonus award equal to 50% of the actual base salary paid for the prior fiscal year. In addition, in the event the Company exceeds its bonus plan targets, Ms. Massoni has the opportunity to earn an additional bonus up to an additional 50% of base salary based on Adjusted EPS, as determined by the Committee. The agreement also provided for an initial grant of 10,000 stock options and 5,000 shares of restricted stock, both vesting over a three-year period. Other benefits and perquisites provided by the agreement include the eligibility to participate in the 401(k) plan, SERP plan and basic health, life, accidental death and business accident insurance. Ms. Massoni’s agreement provides for severance in the event she is terminated by the Company without cause or for good reason.

Ingo Wilts entered into a letter agreement with the Company which provides that his employment commenced on October 1, 2009 and continues through October 1, 2013, unless terminated earlier. The agreement provides that he is entitled to receive an annual salary of $625,000 (subject to good faith review for possible increase annually) and to earn a target bonus award equal to 60% of his actual base salary paid for the prior fiscal year. Mr. Wilts has the opportunity to earn an additional bonus up to an additional 60% of base salary based on Adjusted EPS, as determined by the Committee. The agreement also provided for an initial grant of 100,000 stock options which vest over a four-year period. Other benefits and perquisites provided by the agreement include the eligibility to participate in the 401(k) plan, SERP plan and basic health, life, accidental death and business accident insurance. To support his relocation from Germany, Mr. Wilts received a one-time mobility and resettlement payment, and he received reimbursement for temporary housing for a period of up to six months. Mr. Wilts’ agreement provides for severance in the event he is terminated by the Company without cause.

Jill Granoff entered into a letter agreement dated April 13, 2008, amended on December 31, 2008 to conform to the requirements of Section 409A of the Internal Revenue Code, which provided that her employment commenced on May 5, 2008 and was scheduled to continue until May 4, 2012 unless terminated earlier. Ms. Granoff was entitled to receive an annual salary of $1,000,000 (subject to good faith review for possible increase annually) and to earn a target bonus award equal to 100% of her base salary. In addition, in the event the Company exceeded its bonus plan targets, Ms. Granoff had the opportunity to earn an additional bonus up to an additional 100% of base salary based on Adjusted EPS, as determined by the Committee.

Ms. Granoff’s agreement also provided for an initial grant of 100,000 shares of restricted stock upon hire and grants of 50,000 shares of restricted stock for each of the next three years. For each grant, the restrictions lapsed over a three-year period from issuance. In addition, Ms. Granoff’s agreement provided for an initial grant of 250,000 stock options upon hire, which vested over a four-year period. Other benefits and perquisites provided by the agreement include the eligibility to participate in the 401(k) plan, SERP plan and basic health, life, accidental death and business accident insurance. Pursuant to the agreement, the Company maintained a life insurance policy in the face amount of $7 million and a supplemental disability policy of at least $2 million. The agreement also provided for severance payments in the event Ms. Granoff was terminated by the Company without cause or if she terminated her employment for good reason, or if her employment was terminated in connection with a change of control of the Company.

Please refer to the sections entitled “Potential Payments upon Termination or Change-in-Control” and “Termination Payments for Former CEO” on pages 15 and 16 for a detailed discussion of termination payments.

Benefits and Other Compensation

Executive Deferred Compensation

The Company provides certain deferred compensation arrangements to the NEOs to allow them to save for retirement on a tax advantaged basis, which the Company believes is an important benefit in attracting and retaining talent. The Company maintains three non-qualified Executive Deferred Compensation Programs that are in compliance with section 409A of the Internal Revenue Code which governs the tax treatment of deferred compensation, two of which allow for voluntary executive contributions and one of which allows for only Company contributions. The Nonqualified Executive Deferred Compensation Plan (“KDC Plan”) is exclusively for Mr. Cole. A second program is designed for participation of the other NEOs and certain U.S.-based eligible employees (“Nonqual Plan”). The third non-qualified deferred compensation plan is in the form a Supplemental Executive Retirement Plan (“SERP”). Participants in the SERP are subject to long-term vesting requirements which serve as a retention vehicle for the Company. A more complete description of the SERP is provided under the heading “Retirement Plans.” Each of these plans is a defined contribution plan.

Under the KDC Plan, Mr. Cole may elect to defer his entire base salary and annual bonus. The investment of amounts deferred under the KDC Plan are self-directed by Mr. Cole. For 2011, Mr. Cole elected not to defer any portion of his base salary or annual bonus. Distributions from the plan are paid in a lump sum at retirement, which is defined as the latter of attaining the age of 60 or retirement from the Company and/or partially over time based on his annual deferred compensation elections.

Under the Nonqual Plan, participants must earn a minimum of $105,000 in base salary to be eligible for the Plan. Participants may elect to defer up to 80% of their base salary and commission, and 100% of their annual bonus. Deferrals take place two times during the year to correspond to compensation events occurring in the Company. Annual base salary deferral elections must be made in December to allow for the deferral of base salary and/or commission earned in the following calendar year. Annual incentive compensation (bonus) payable in March of the following year can be deferred in June of the prior year. The Company believes this allows the flexibility for participants to plan their financial goals. Participants have the right to select various investment options. Investment choices under this program are similar to those choices selected under the Company’s 401(k) Plan. Distribution dates are elected by the participant.

Retirement Plans

The Company believes that providing retirement benefits allows the Company to be competitive in attracting and retaining talented executives and reward executives for long-time service to the Company. The Company’s 401(k) savings plan is a tax qualified retirement savings plan pursuant to which the Company’s employees, including the NEOs, are able to make pre-tax contributions from their eligible compensation. In past years, the Company has made matching contributions for all participants. Changes to the Company’s retirement programs are rare, but as part of its review of the Company’s benefit plans, the Committee, at times, makes recommendations to consider changing the matching contribution rate based on the external environment and business performance.

The SERP is funded entirely through Company contributions and does not allow for executive contributions. The SERP allows for the Company, at its discretion, to contribute an amount to the SERP on behalf of qualified employees. Contributions by the Company are vested based upon the respective participant’s years of service, regardless of when the contribution is made. SERP benefits become 30% vested after 3 years of service, 60% vested after 6 years of service, and 100% vested after 10 years of service or earlier termination of service as a result of retirement, disability or death. Each participant may select among various investment options offered under the SERP, and the value of the participant’s account balance is based upon the returns of the investments elected by the participant. The participants in the SERP are subject to non-compete, non-solicitation and confidentiality provisions which protect the Company during and following termination of employment. Distributions from the SERP occur in the 13th month following employee termination assuming all provisions of the SERP agreement with the employee have been met.

Perquisites and Other Personal Benefits

The Company also provides the NEOs and other key executives with certain perquisites and other personal benefits that the Committee believes are reasonable and consistent with the Company’s overall compensation program to better enable the Company to attract and retain superior talent. The Committee periodically reviews the levels of perquisites and other personal benefits provided to the NEOs, which include a car allowance for Mr. Blum, Mr. Edelman and Ms. Massoni. The Company provides Mr. Cole with a Company car and driver. For Ms Granoff the Company provided a car service. The Company has also agreed, pursuant to his employment agreement, to provide Mr. Wilts with certain tax preparation assistance. In addition, for security purposes, the Board has recommended that Mr. Cole use chartered aircraft for air travel.  The costs associated with providing these benefits for the NEOs are reflected in the Summary Compensation Table under the “All Other Compensation” caption.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code limits the tax deductibility of certain compensation paid to the NEOs or employees in excess of $1 million per year unless it is compensation based on the attainment of pre-established, objective performance goals established under a shareholder approved plan. The Company believes that compensation paid under its management incentive plans is generally fully deductible for federal income tax purposes. In certain situations where the Committee believes it to be in the best interest of its shareholders, the Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for the NEOs.

Adjustment or Recovery of Awards

The Company has not adopted a formal or informal policy regarding the adjustment or recovery of awards in connection with a restatement or adjustment of financial statements that would otherwise have resulted in a reduction in the size of the award or payment.  The Company has not experienced any situations or occasions that would result in a reduction in the size of the award or payment.   If the Company were to experience such an adjustment in the future, the Committee would assess the circumstances relating to the adjustment and take such legally permissible actions as it believes to be appropriate.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with the Company’s management. Based on such review and discussions, the Compensation Committee has recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in these proxy materials.

THE COMPENSATION COMMITTEE

Robert C. Grayson (Chairman)

Michael J. Blitzer

Denis F. Kelly

Summary Compensation Table

The following table sets forth the aggregate compensation awarded to, and earned by the Named Executive Officers, for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 2011, 2010 and 2009:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)

Kenneth D. Cole	2011	$1,000,000	--	--	--	$250,000	$516,113	$164,888 (5)	$1,931,001
Chairman of the Board	2010	$1,000,000	--	--	$1,112,850	$670,000	--	$227,096	$3,009,946
Chief Creative Officer	2009	$1,000,000	--	$353,500	--	--	$1,624,867	$253,816	$3,232,183

Paul Blum	2011	$500,000	$100,000 (11)	$1,230,000	$1,553,750	$133,563	--	$6,000 (6)	$3,523,313
PEO
Chief Executive Officer

David P. Edelman	2011	$453,462	--	$50,000	--	$71,250	--	$73,026 (7)	$647,738
PFO	2010	$435,000	--	--	$117,920	$145,725	--	$74,426	$773,071
Chief Financial Officer	2009	$435,000	$50,000 (12)	--	$85,350	--	--	$92,670	$663,020

Carol Massoni	2011	$394,615	$112,500 (13)	$568,854	$70,370	--	--	$11,654 (8)	$1,157,993
President, Consumer Direct

Ingo Wilts	2011	$625,000	--	--	--	$93,750	--	$68,257 (9)	$787,007
Senior Vice President, Creative Director	2010	$625,000	--	--	$147,400	$251,250	--	$104,398	$1,128,048
	2009	$137,019	$150,000 (14)	--	$454,700	--	--	$19,408	$761,127

Jill Granoff	2011	$192,308	--	--	--	$38,250	--	$861,006 (10)	$1,091,564
PEO	2010	$1,000,000	--	$590,000	$294,800	$670,000	--	$210,519	$2,765,319
Former Chief Executive Officer	2009	$1,000,000	--	$353,500	--	--	--	$265,419	$1,618,919

___________

(1)

These amounts represent the aggregate grant date fair value of awards granted during the years indicated, computed in accordance with accounting guidance. Amounts are based on the stock price on the date of grant. Please refer to Note 12 to the Company’s consolidated financial statements for the years ended December 31, 2011, 2010 and 2009, respectively, included in the Annual Reports on Form 10-K for those years for the assumptions used to calculate these amounts.

(2)

These amounts represent the aggregate grant date fair value of awards granted during the years indicated in accordance with accounting guidance and are based on the fair value as calculated under the Black-Scholes model on the date of grant. Please refer to Note 12 to the Company’s consolidated financial statements for the years ended December 31, 2011, 2010 and 2009, respectively included in the Annual Reports on Form 10-K for those years for the assumptions used to calculate these amounts.

(3)

Amounts represent earnings on Mr. Cole’s deferred compensation amounts above the preferential market rate or 120% of the applicable federal long-term rate.

(4)

Amounts include SERP contributions which vest over time, with 30% vesting after three years of service, 60% vesting after six years of service and 100% vesting upon ten years of service or termination from service resulting from retirement, disability or death. This includes amounts which the Named Executive Officer may not currently or in the future be entitled to receive because such amounts are not fully vested and may not become fully vested or because certain non-compete covenants may not be met following termination of employment.

(5)

Amount represents $164,888 for auto, auto related expenses and air transportation for Mr. Cole’s personal travel.

(6)

Amount represents car allowance of $6,000.

(7)

Amount represents car allowance of $14,400; employer 401(k) match; SERP contributions of $47,500; executive life insurance.

(8)

Amount represents car allowance of $10,615; employer 401(k) match.

(9)

Amount represents SERP contributions of $62,500; employer 401(k) match; medical insurance.

(10)

Amount represents severance payments for Ms. Granoff equal of $807,692; the cost of car service of $24,216 and the gross up of her related tax obligations in an amount equal to $18,260; employer 401(k) match. Please refer to the section entitled “Termination Payments for Former CEO” on page 16 for a detailed listing of termination payments.

(11)

Mr. Blum received a one-time discretionary sign-on bonus as part of his negotiated employment agreement.

(12)

Mr. Edelman received a one-time discretionary bonus for assuming responsibility for information technology, customer service and warehousing/distribution for the Company.

(13)

Ms. Massoni’s annual bonus for 2011 was guaranteed to be no less than $112,500 as part of her employment agreement.

(14)

Mr. Wilts received a one-time discretionary sign-on bonus as part of his negotiated employment agreement.

Grants of Plan-Based Awards

For 2011

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (2)	All Other Option Awards: Number of Securities Underlying Options (2)	Exercise Or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (3)
		Threshold ($)	Target ($)	Maximum ($)
Kenneth D. Cole	N/a	250,000	1,000,000	2,000,000	--	--	--	--

Paul Blum	N/a	250,000	1,000,000	2,000,000	--	--	--	--
	7/28/2011	--	--	--	100,000	250,000	$12.30	$2,783,750

David. P. Edelman	N/a	71,250	285,000	570,000	--	--	--	--
	2/23/2011	--	--	--	3,631	--	$13.77	$50,000

Carol Massoni	N/a	56,250	225,000	450,000	--	--	--	--
	2/23/2011	--	--	--	5,000	10,000	$13.77	$139,220
	10/26/2011	--	--	--	45,746	--	$10.93	$500,004

Ingo Wilts	N/a	93,750	375,000	750,000	--	--	--	--

Jill Granoff	N/a	250,000	1,000,000	2,000,000	--	--	--	--

(1) Annual bonuses awarded under the Company’s non-equity incentive program are based on a percentage of the NEOs salary and on the level of achievement of corporate goals. For 2011, the annual bonuses for Messers. Cole, Blum, Edelman, and Wilts and for Ms. Granoff were based on the Company’s achievement of certain earnings per share levels. Messers. Cole’s and Blum’s and Ms. Granoff’s target bonus is 100% of their base salary.  Mr. Edelman’s and Mr. Wilts’ target bonus is 60% of their base salaries. Ms. Massoni’s target bonus was 50% of her base salary. For 2011, the threshold Adjusted EPS target was set at $0.43, which would result in a bonus of 25% of the named executive officer’s target bonus opportunity. No amount would be awarded if the threshold target is not achieved, with the exception of Ms. Massoni, who had a guaranteed bonus of $112,500 per her employment agreement. The Adjusted EPS target for 2011 was set at $0.86, which would result in a bonus of 100% of the named executive officer’s target bonus opportunity. The maximum Adjusted EPS target for 2011 was set at $1.46, which would result in a bonus of 200% of the named executive officer’s target bonus opportunity. A more complete discussion of the Company’s non-equity incentive program is set forth in the Compensation Discussion and Analysis under the heading, “Performance-Based Annual Incentive (Bonus).” Actual annual bonus payments made to the NEOs are disclosed in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” caption.

(2) The vesting dates for these awards are set forth in the Outstanding Equity Awards at Fiscal Year-End table below.

(3) The fair market value of stock options is determined using the Black-Scholes option valuation model.

Outstanding Equity Awards at Fiscal Year-End

December 31, 2011

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Option Exercise Price ($)	Vesting Dates	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Vesting Dates
Kenneth D. Cole	2/5/2003	150,000	--	$23.8500	Fully Vested	2/5/2013	--	--	--
	2/27/2003	100,000	--	$22.7500	Fully Vested	2/27/2013	--	--	--
	8/2/2004	250,000	--	$32.0900	Fully Vested	8/2/2014	--	--	--
	5/29/2008	225,000	75,000	$14.8400	75,000 shares 5/29/2012	5/29/2018	--	--	--
	3/11/2009	196,426	--	$5.3600	Fully Vested	3/11/2019	--	--	--
	5/28/2009	--	--	--	--	--	25,000	$264,750	25,000 shares 5/28/2012
	5/27/2010	37,500	112,500	$11.8000	37,500 shares 5/27/2012 75,000 shares 5/27/2013	5/27/2020	--	--	--
Paul Blum	7/28/2011	--	250,000	$12.3000	25,000 shares 7/28/2012 50,000 shares 7/28/2013 75,000 shares 7/28/2014 100,000 shares 7/28/2015	7/28/2021	--	--	--
	7/28/2011	--	--	--	--	--	100,000	$1,059,000	25,000 shares 7/28/2012 25,000 shares 7/28/2013 50,000 shares 7/28/2014
David P. Edelman	2/5/2003	10,000	--	$23.8500	Fully Vested	2/5/2013	--	--	--
	2/27/2003	10,000	--	$22.7500	Fully Vested	2/27/2013	--	--	--
	5/29/2008	15,000	5,000	$14.8400	5,000 shares 5/29/2012	5/29/2018	--	--	--
	5/28/2009	12,500	12,500	$7.0700	12,500 shares 5/28/2012	5/28/2019	--	--	--
	5/27/2010	5,000	15,000	$11.8000	5,000 shares 5/27/2012 10,000 shares 5/27/2013	5/27/2020	--	--	--
	2/23/2011	--	--	--	--	--	--	--	3,631 shares 2/23/2012
Carol Massoni	2/23/2011	--	10,000	$13.7700	2,500 shares 2/23/2012 2,500 shares 2/23/2013 5,000 shares 2/23/2014	2/23/2021	--	--	--
	2/23/2011	--	--	--	--	--	5,000	$68,850	1,250 shares 2/23/2012 1,250 shares 2/23/2013 2,500 shares 2/23/2014
	10/26/2011	--	--	--	--	--	45,746	$500,004	4,574 shares 10/26/2012 9,149 shares 10/26/2013 9,150 shares 10/26/2014 22,873 shares 10/26/2015
Ingo Wilts	10/28/2009	40,000	60,000	$9.0300	20,000 shares 10/28/2012 40,000 shares 10/28/2013	10/28/2019	--	--	--
	5/27/2010	6,250	18,750	$11.8000	6,250 shares 5/27/2012 12,500 shares 5/27/2013	5/27/2020	--	--	--
Jill Granoff	5/29/2008	250,000	--	$14.8400	Fully Vested	8/25/2012	--	--	--
	3/11/2009	134,593	--	$5.3600	Fully Vested	8/25/2012	--	--	--
	5/27/2010	50,000	--	$11.8000	Fully Vested	8/25/2012	--	--	--

Option Exercises and Stock Vested

during Fiscal Year-Ended December 31, 2011

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Kenneth D. Cole	--	--	12,500	$156,250
Paul Blum	--	--	--	--
David P. Edelman	--	--	--	--
Carol Massoni	--	--	--	--
Ingo Wilts	--	--	--	--
Jill Granoff	12,653	$77,827	75,000	$1,004,250

Nonqualified Deferred Compensation

For Fiscal Year-Ended

December 31, 2011

The Company maintains three non-qualified deferred compensation plans, two of which the named executive officers participate in. The two plans the named executive officers participate in are the Non-qualified Executive Deferred Compensation Plan (“KDC Plan”) and the Supplemental Executive Retirement Plan (“SERP”). The KDC Plan is exclusively for Mr. Cole, while the SERP is designed for participation of the named executive officers and certain other U.S.-based eligible employees. Mr. Cole does not participate in the SERP.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings/(Losses) in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Kenneth D. Cole KDC Plan (6)	--	--	1,693,731	(1,529,136)	36,637,883 (2)
Paul Blum SERP (7)	--	--	--	--	--
David P. Edelman SERP (7)	--	47,500 (1)	(37,198)	--	436,035 (3)
Carol Massoni SERP (7)	--	--	--	--	--
Ingo Wilts SERP (7)	--	62,500 (1)	--	--	125,000 (4)
Jill Granoff SERP (7)	--	--	(29,732)	--	236,590 (5)

(1)

These amounts are included in the 2011 Summary Compensation Table under the “All Other Compensation” caption for 2011 as Company contributions made to the SERP. The amounts for Mr. Edelman are fully vested. Mr. Wilts is 0% vested in the SERP. The ultimate distribution of these amounts is subject to certain non-compete covenants that must be met following termination of employment. As such, some or all of these amounts may not be received by the NEOs.

(2)

Contributions recorded in the Summary Compensation Table were $21,497,191 for 2008 and prior. No contributions were made in 2011, 2010 and 2009.

(3)

$417,450 of Mr. Edelman’s aggregate balance was previously reported in the Summary Compensation Table under the caption “All Other Compensation” as Company contributions made to the SERP for 2010 and prior years. Mr. Edelman is 100% vested in the SERP.

(4)

$62,500 of Mr. Wilts’ aggregate balance was previously reported in the Summary Compensation Table under the caption “All Other Compensation” as Company contributions made to the SERP for 2010 and prior years. Mr. Wilts is not vested in the SERP

(5)

$225,000 of Ms. Granoff’s aggregate balance was previously reported in the Summary Compensation Table under the caption “All Other Compensation” as Company contributions made to the SERP for 2010. Ms. Granoff was 30% vested in the SERP. She was paid her SERP in March 2012.

(6)

Under the KDC Plan, Mr. Cole may elect to defer his entire base salary and annual bonus. The investment of amounts deferred under KDC Plan are self-directed by Mr. Cole. For 2011, Mr. Cole elected not to defer any portion of his base salary or annual bonus. Distributions from the KDC plan are paid in a lump sum at retirement, which is defined as the latter of attaining the age of 60 or retirement from the Company, and/or partially over time based on his annual deferred compensation elections.

(7)

The SERP is funded entirely through Company contributions and does not allow for executive contributions. The SERP allows for the Company, at its discretion, to contribute an amount to the plan on behalf of qualified employees. Contributions by the Company are vested based upon the respective participant’s years of service, regardless of when the contribution is made. SERP benefits become 30% vested after 3 years of service, 60% vested after 6 years of service and 100% vested after 10 years of service or earlier termination of service as a result of retirement, disability or death. Each participant may select among various investment options offered under the SERP, and the value of the participant’s account balance is based upon the returns of the investments elected by the participant.

Potential Payments upon Termination or Change-in-Control

As noted above, the Company has entered into employment agreements with Mr. Blum, Ms. Massoni, Mr. Wilts, and Ms. Granoff which provide for certain payments upon termination of their employment or a change-in-control of the Company.  On February 28, 2011, Jill Granoff departed her position as Chief Executive Officer of the Company and resigned her seat on the Board.

Potential Payments upon Termination without Cause or for Good Reason

Mr. Blum – Mr. Blum’s employment agreement provides for the following payments in the event that the Company terminates his employment without cause or if he terminates his employment for good reason, provided he executes a separation agreement and general release at the time of termination:

•

Continuation of base salary for a period of 12 months;

•

A lump sum payment equal to his target bonus for the fiscal year prior to the year of termination;

•

Continuation of group medical and life insurance benefits for the salary continuation period.

In addition, any unvested shares of restricted stock subject to vesting within twelve months of the termination date will fully vest on the appropriate vesting date. All shares of restricted stock subject to vesting following 12 months from the termination date will be forfeited.

Ms. Massoni and Mr. Wilts - The employment agreements for Ms. Massoni and Mr. Wilts provide for the following payments in the event that the Company terminates their employment without cause:

•

Continuation of base salary for a period of 6 months (for Ms. Massoni) or 12 months (for Mr. Wilts) (both of which are subject to mitigation upon re-employment or self-employment following termination);

•

A pro rata cash bonus paid in a lump sum for the year in which the termination occurs if terminated within the final three months of the calendar year (Ms. Massoni);

•

A pro rata cash bonus paid in a lump sum for the year in which the termination occurs (for Mr. Wilts); and

•

Continuation of group medical and life insurance benefits for the salary continuation period.

The agreement prohibits Ms. Massoni and Mr. Wilts from soliciting employees of the Company for twenty-four months following such termination and from competing with the Company and soliciting customers and suppliers for six months following such termination. In addition, the agreement requires Ms. Massoni and Mr. Wilts to refrain from making any defamatory or disparaging remarks about the Company.

Mr. Edelman has a letter of understanding with the Company that provides continuation of base salary for a period of 12 months or one month of salary continuation for each year of service.

As noted above, the Company believes that employment agreements that provide for severance payments are necessary to attract and retain senior executives in a highly competitive market for top talent within the industry and provide consideration to the executives in exchange for protective covenants favorable to the Company.  The level of severance benefits corresponds with the seniority of the executive who will potentially receive such benefits and the Compensation Committee believes that such benefits are generally consistent with industry practice, based on the Compensation Committee’s general knowledge of the industry.

Potential Payments upon a Change-in-Control

Mr. Blum – Mr. Blum’s employment agreement provides for the following payments in the event that the Company terminates his employment without cause or if he terminates his employment for good reason within 60 days of a change-in-control of the Company, provided he executes a separation agreement and general release at the time of termination:

•

Continuation of base salary for a period of 12 months;

•

A lump sum payment equal to his target bonus for the fiscal year prior to the year of termination;

•

Continuation of group medical and life insurance benefits for the salary continuation period.

In addition, any unvested shares of restricted stock subject to vesting within twelve months of the termination date will fully vest on the appropriate vesting date. All shares of restricted stock subject to vesting following 12 months from the termination date will be forfeited.

Mr. Edelman has a letter of understanding with the company that provides continuation of base salary for a period of 12 months or one month of salary for each year of service.

Ms. Massoni – Ms. Massoni’s employment agreement provides that she may elect to terminate her employment with the Company for a period of one year following a change-in-control of the Company and treat such termination as a termination of her employment without cause, provided she executes a separation agreement and general release at the time of termination. If she so elects following a change-in-control of the Company, she will be entitled to the following payments:

•

Continuation of base salary for a period of 6 months (subject to mitigation upon re-employment or self-employment following termination);

•

A pro rata cash bonus paid in a lump sum for the year in which the termination occurs if terminated within the final three months of the calendar year; and

•

Continuation of group medical and life insurance benefits for the salary continuation period.

Payments Upon Termination for Non Renewal

Mr. Blum – Mr. Blum’s employment agreement provides that he or the Company may elect not to renew the term of the Agreement if written notice of such non-renewal is given at the expiration date of the agreement. The agreement allows for the enforceability of a noncompete regardless of which party chooses not to renew. In cases where the Company chooses to enforce the noncompete, Mr. Blum would be entitled to receive the following payments, provided he executes a separation agreement and general release at the time of termination:

•

Continuation of base salary for a period of 6 months;

•

A lump sum payment equal to his target bonus for the fiscal year prior to the year of termination;

•

Continuation of group medical and life insurance benefits for the salary continuation period.

In addition, all unvested stock options will fully accelerate and vest upon such termination and remain exercisable for 90 days following the termination date.

The potential severance payable to Mr. Blum following a non-renewal of his agreement is provided to support the enforcement of the important noncompete benefits to the Company.

Named Executive Officer	Termination without cause or good reason	Termination due to change-in-control	Termination for non-renewal

Paul Blum	$2,274,829	$2,274,829	$2,010,079
David P. Edelman	$633,333	$633,333	N/A
Carol Massoni	$450,000	$450,000	N/A
Ingo Wilts	$1,000,000	N/A	N/A

Termination Payments for Former CEO

On February 28, 2011, Jill Granoff departed her position as Chief Executive Officer of the Company. Pursuant to Ms. Granoff’s employment agreement, the Company will make total incremental cash payments of approximately $3.0 million to Ms. Granoff which includes (i) $1.5 million for continuation of base salary for a period of 18 months; (ii) a $0.3 million lump sum payment equal to the difference between her target bonus of $1.0 million for the fiscal year prior to the year of termination less $0.7 million earned and accrued in 2010 and paid in early 2011, (iii) a $0.1 million pro rata cash bonus paid in a lump sum for the year in which the termination occurs, (iv) a $1.0 million lump sum payment equal to the target bonus award for the current year, and (v) a $0.1 million lump sum payment for her vested SERP. In addition, all unvested stock options became fully vested and will remain exercisable throughout the 18 month salary continuation period. All unvested shares of restricted stock subject to vesting within twelve months of her departure date also became fully vested. As of December 31, 2011, Ms. Granoff had been paid $0.7 million for her 2010 bonus and $1.1 million of the $3.0 million incremental payments due to her per the terms of her employment agreement. The remaining $1.9 million of the incremental payments will be paid out in 2012.

Compensation Risk

The Compensation Committee has evaluated the relative risks associated with the Company’s compensation plans, arrangements, policies and practices for all employees, including the Company’s primary compensation components consisting of base salary, annual performance-based bonus and long-term equity compensation. Base salaries provide a steady stream of income to our employees, which mitigates against excessive risk taking with respect to other variable aspects of compensation. As such, the Company believes base salary compensation presents minimal, if any, risks to the Company. Annual bonus compensation is generally performance-based. This requires the Company to meet financial objectives in order for bonus compensation to become payable. Corporate employees’ performance incentive targets are based 100% on Corporate EPS as defined by the Compensation Committee. For all divisional employees, the performance incentive targets are based 50% on Corporate EPS and 50% on divisional segment income as defined by the Compensation Committee. Moreover, the performance-based annual bonus compensation for all employees is capped at a percentage of base salary that takes into consideration the scope and impact of each employee’s role. Given the nature of the Company’s business, the nature of the performance targets and the limitation on each executive’s maximum bonus compensation, the Company believes that risks arising from annual bonus compensation are not reasonably likely to have a material adverse effect on the Company. Guaranteed bonuses are contingent upon continued employment throughout the first year and, therefore, provide no risk. Long-term equity compensation typically vests over years of service and rewards executives over the long term based on Company stock performance. The Company believes that the vesting criteria and link to Company stock performance mitigate against excessive risk. While the Company’s compensation policies and practices may present some potential minimal risk to the Company, based on the overall balanced mix of compensation components and the factors stated above, the Company believes that the potential rewards outweigh the potential risks to the Company and that such minimal risks are not reasonably likely to have a material adverse effect on the Company

Director Compensation

Directors who are also employees of the Company are not paid any fees or other remuneration, as such, for service on the Board or any of its Committees.

Our non-employee directors are compensated annually as follows. Each non-employee director receives a quarterly cash retainer of $8,750 per quarter. The Audit Committee chairman receives a quarterly cash retainer of $3,750 and other members receive $2,500 quarterly. The Compensation and Corporate Governance/Nominating Committee chairman receive a quarterly cash retainer of $1,875 and other committee members receive $1,250 quarterly. Non-employee directors also receive $1,000 for each scheduled Board meeting, Audit Committee meeting, Compensation Committee meeting and Corporate Governance/Nominating Committee meeting they attend. The Company’s 2004 Stock Incentive Plan provides that each non-employee director receives an automatic option grant at the inception of their service on the Board and annual grants thereafter as follows: (i) initial grant of an option to purchase 5,000 shares of Class A Common Stock upon agreeing to serve as a director, and (ii) an annual grant of either $50,000 of restricted Class A Common Stock or $50,000 of stock options determined utilizing the Black-Scholes stock option valuation model, at their discretion, immediately following each Annual Meeting of Shareholders. All options granted to non-employee directors have a per share exercise price equal to the market value of one share of Class A Common Stock on the date of grant.  These options expire ten years from the date of grant and vest in 50% increments on the first and second anniversaries of the grant date. In addition, non-employee directors are reimbursed by the Company for all travel expenses related to meetings.

The following table sets forth the aggregate compensation earned by the non-employee directors for services rendered to the Company during the year ended December 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)
Michael J. Blitzer	$66,000	$50,000	--	$116,000
Martin E. Franklin (3)	$57,000	$50,000	--	$107,000
Robert C. Grayson	$71,500	$50,000	--	$121,500
Denis F. Kelly	$73,605	$50,000	--	$123,605
Philip R. Peller	$67,000	$50,000	--	$117,000

(1)

Each non-employee director received 4,065 shares of restricted stock in 2011 with a fair value of $50,000 on the date of grant. These amounts represent the aggregate grant date fair value of awards granted during the year computed in accordance with accounting guidance.  Amounts are based on the stock price on the date of grant. Please refer to Note 12 to the Company’s consolidated financial statements for the year ended December 31, 2011 included in the Annual Report on Form 10-K for the assumptions used to calculate these amounts. At December 31, 2011, the aggregate amount of restricted stock outstanding was as follows: Mr. Blitzer—6,184, Mr. Franklin – 6,184, Mr. Grayson – 6,184, Mr. Kelly – 6,184 and Mr. Peller – 6,184.

(2)

No stock options were granted to our non-employee directors during 2011. At December 31, 2011, the aggregate amount of stock options outstanding was as follows: Mr. Blitzer—5,000, Mr. Franklin – 19,167, Mr. Grayson – 35,000, Mr. Kelly – 35,000 and Mr. Peller – 20,000.

(3)

Effective December 31, 2011, Mr. Franklin resigned from the Board of Directors. In addition, Mr. Franklin resigned from the Corporate Governance/Nominating Committee and Compensation Committee of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of the Company or any of the Company’s subsidiaries or was a party to any disclosed related party transaction involving the Company.  None of the Company’s executive officers has served on the board of directors or on the compensation committee of any other entity that employs an executive officer who has served on the Company’s Board of Directors or Compensation Committee.

Item 12.

 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

DIRECTOR AND OFFICER STOCK OWNERSHIP

The following table sets forth certain information as of April 9, 2012 with respect to the beneficial ownership of the Class A Common Stock and Class B Common Stock, by (i) each director and nominee for director of the Company who owns shares of any class of the Company’s voting securities, (ii) the Company’s Named Executive Officers and (iii) all directors and executive officers of the Company, as a group. Except as otherwise indicated, each person listed has sole voting power with respect to the shares beneficially owned by such person.

                                          Class A Common Stock                  Class B Common Stock

Name of Beneficial Owner	Number of Shares	Percent		Number of Shares	Percent
Kenneth D. Cole (1)	9,595,256	52.4%	(2)	8,010,497	100%
Jill Granoff (1)	226,282	1.2%	(3)
David P. Edelman (1)	72,044	*	(4)
Ingo Wilts (1)	46,250	*	(5)
Paul Blum (1)	35,000	*	(6)
Carol Massoni (1)	3,228	*	(7)
Denis F. Kelly	73,128	*	(8)
Robert C. Grayson	61,412	*	(9)
Philip R. Peller (1)	32,429	*	(10)
Michael J. Blitzer (1) All directors and executive officers as a group (13 persons)+	16,412 10,253,402	* 56.0%	(11)	8,010,497	100%

_________

* Less than 1.0%

+ Consists of the Board of Directors and all executive officers of the Company including Named Executive Officers.

(1)

The beneficial owner’s address is c/o Kenneth Cole Productions, Inc., 603 West 50th Street, New York, NY 10019.

(2)

Includes (a) 6,424,792 shares which Mr. Cole has the right to acquire within 60 days upon the conversion of 6,424,792 shares of Class B Common Stock, (b) 120,000 shares of Class B Common Stock held by the Kenneth Cole Foundation of which Mr. Cole is a co-trustee with his wife, which can be converted into Class A shares, (c) 187,500 shares of Class B Common Stock held by KMC Partners L.P. of which Mr. Cole is the living partner with 95% ownership, which can be converted into Class A shares, (d) 132,021 shares of Class B Common Stock held in the 2010 Kenneth D. Cole Grantor Remainder Trust, which can be converted into Class A shares, (e) 204,852 shares of Class B Common Stock held in the 2010 Kenneth D. Cole Grantor Remainder Trust, which can be converted into Class A shares, (f) 470,666 shares of Class B Common Stock held in the 2009 Kenneth D. Cole Grantor Remainder Annuity Trust, which can be converted into Class A shares (g) 470,666 shares of Class B Common Stock held in the 2009 Kenneth D. Cole Family Grantor Remainder Annuity Trust, which can be converted into Class A shares, (h) 150,000 shares of Class A Common Stock held by the Kenneth Cole 1994 Charitable Remainder Trust, of which Mr. Cole is the sole trustee, (i) 293,333 shares of Class A Common Stock held by Mr. Cole, (k) 1,071,426 shares which Mr. Cole has the right to acquire within 60 days upon the exercise of options granted to him under the Company’s 2004 Stock Incentive Plan, as amended, and (l) 25,000 of restricted shares that will vest within 60 days under the Company’s 2004 Stock Incentive Plan, as amended.

(3)

Includes 209,400 stock options with the right to acquire within 60 days upon exercise under the 2004 Stock Incentive Plan, as amended.

(4)

Includes 52,500 stock options with the right to acquire within 60 days upon exercise under the Company’s 2004 Stock Incentive Plan, as amended.

(5)

Includes 46,250 stock options with the right to acquire within 60 days upon exercise under the Company’s 2004 Stock Incentive Plan, as amended.

(6)

Includes 25,000 restricted shares that will vest within 60 days under the Company’s 2004 Stock Incentive Plan, as amended

(7)

Includes 2,500 stock options with the right to acquire within 60 days upon exercise under the 2004 Stock Incentive Plan, as amended.

(8)

Includes 35,000 stock options which Mr. Kelly has the right to acquire within 60 days upon exercise and 2,119 restricted shares that will vest within 60 days under the Company’s 2004 Stock Incentive Plan, as amended. Mr. Kelly’s address is c/o Scura Partners Securities LLC, 630 Fifth Avenue, Suite 1401, New York, NY 10111.

(9)

Includes 35,000 stock options which Mr. Grayson has the right to acquire within 60 days upon exercise and 2,119 restricted shares that will vest within 60 days under the Company’s 2004 Stock Incentive Plan, as amended. Mr. Grayson’s address is c/o The Grayson Company, 200 Park Avenue South, Suite 1611, New York, NY 10003.

(10)

Includes 20,000 stock options which Mr. Peller has the right to acquire within 60 days upon exercise and 2,119 restricted shares that will vest within 60 days under the Company’s 2004 Stock Incentive Plan, as amended.

(11)

Includes 5,000 stock options which Mr. Blitzer has the right to acquire within 60 days upon exercise and 2,119 restricted shares that will vest within 60 days under the Company’s 2004 Stock Incentive Plan, as amended.

PERSON OWNING MORE THAN 5% OF COMMON STOCK

The following table sets forth certain information as of April 9, 2012 with respect to the beneficial ownership of the Class A Common Stock, by each beneficial holder of more than five percent of any class of the Company’s voting securities. The table excludes 5% beneficial ownership for directors and officers of the Company that are included on page 18 under the heading “Director and Officer Stock Ownership.” Each owner listed has sole voting power with respect to the shares beneficially owned by such person.

Class A Common Stock

Name of Beneficial Owner	Number of Shares	Percent
Sarbit Advisory Services, Inc. Wells Fargo & Company	980,278 958,786	5.3% 5.2%	(1) (2)

(1)

As reported on the Schedule 13G filed with the Securities and Exchange Commission on February 14, 2012. The address of Sarbit Advisory Services, Inc. is 100-1 Evergreen Place, Winnipeg, MB R3L 0E9.

(2)

As reported on the Schedule 13G filed with the Securities and Exchange Commission on January 24, 2012. The address of Wells Fargo & Company is 420 Montgomery Street, San Francisco, CA 94104.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

The Company’s written policy regarding related party transactions requires the Corporate Governance/Nominating Committee to review and either approve or disapprove of any related party transaction, as defined below , prior to entering into any such transaction. If advance approval of the related party transaction is not feasible, then the Corporate Governance/Nominating Committee must consider the transaction at its next meeting and determine whether to ratify the transaction.

The Company defines related party transactions as any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) the Company is a participant, and (3) any Related Person (as defined below) has or will have a direct or indirect interest (other than solely as a result of being a director or less than five-percent beneficial owner of the Company or another entity). A Related Person is any (a) person who is or was at any point during a fiscal year for which the Company filed a Form 10-K and proxy statement, an executive officer, director or nominee for election as a director, (b) any person who is greater than a five percent beneficial ownership of the Company’s common stock, (c) an immediate family member of any of the foregoing, which shall include a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant or employee) or (d) any firm, corporation or other entity in which any of the foregoing persons is employed and which such person has a five percent or greater beneficial ownership interest. Evan Cole, a Sales Manager, is the brother of Kenneth D. Cole, the Company’s Chairman of the Board of Directors and Chief Creative Officer. In fiscal 2011, Evan Cole received an aggregate of $151,118 in base salary, bonus and other compensation payments from the company. During such fiscal year, he also received 664 shares of restricted stock, valued at $7,497, vesting over a four year period.

In determining whether to approve or ratify a related party transaction, the Corporate Governance/Nominating Committee will take into account whether the transaction is in the best interests of the Company and its shareholders, on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, the extent of the Related Person’s interest in the transaction and other factors that it deems relevant. No director shall participate in any discussion or approval of a transaction for which he or she is a Related Person, except that the director will provide all material information to the Corporate Governance/Nominating Committee.

Under the Company’s policy, the following related party transactions will be deemed pre-approved under the terms of the Company’s policy:

•

any transaction with another company at which a Related Person’s only relationship is as an employee, director or beneficial owner of less than five percent of that company’s shares, if the aggregate amount involved does not exceed the greater of $100,000, or two percent of that company’s total revenues; and

•

any charitable contribution by the Company to a charitable organization where a Related Person is an employee, if the aggregate amount involved does not exceed the lesser of $25,000 or two percent of the charitable organization’s total annual receipts.

During 2011, the Company made payments of $574,000 to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company’s Chairman and Chief Creative Officer. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Director Independence

The Board of Directors has six directors to the Board of Directors:  Kenneth D. Cole, Paul Blum, Michael J. Blitzer, Robert C. Grayson, Denis F. Kelly and Philip R. Peller. Mr. Martin E. Franklin, who was a member of the Board of Directors in 2011, resigned as of December 31, 2011 due to personal time constraints and other Board commitments and had no disagreements with management. The standing committees of the Board include the Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee.  Because more than 50% of the voting power of the Company is controlled by Mr. Cole, the Company is a “controlled company” under the NYSE listing standards.  Accordingly, the Company is exempt from the provisions of the NYSE listing standards requiring: (i) a board consisting of a majority of directors who have been determined to be “independent” under the criteria set forth in the NYSE listing standards; (ii) a nominating committee composed entirely of such independent directors; and (iii) a compensation committee composed entirely of such independent directors. However, notwithstanding this exemption, the Company has decided to follow these provisions, as described more fully below, and has a Board consisting entirely of directors determined to be independent in accordance with the listing standards of the NYSE, with the exception of Mr. Cole and Mr. Blum, and an Audit, Compensation and Corporate Governance/Nominating Committee composed entirely of independent directors.  Each director attended more than 75% of the meetings held by the Board and related Committees.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s financial statements for the years ended December 31, 2011 and December 31, 2010, and the Company’s overall effectiveness of internal controls over financial reporting for the years ended December 31, 2011 and December 31, 2010, as well as fees billed for other services rendered by Ernst & Young LLP during those periods.

	2011	2010

Audit fees:	$950,000	$1,055,000
Audit-related fees:	--	--
Tax fees:	101,800	124,000
All other fees:	--	25,000
Total:	$1,051,800	$1,204,000

The nature of services provided in each of the Categories listed above is described below:

Audit Fees – Includes fees for services rendered for the audits of the consolidated financial statements of the Company, and the overall effectiveness of internal controls over financial reporting, quarterly reviews, statutory audits, and accounting consultations necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).

Audit Related Fees – Includes fees for accounting guidance and research and due diligence services.

Tax Fees – Includes fees for review of federal and state tax returns, tax compliance matters, assistance with tax audits and state tax planning.

All Other Fees – Includes fees for accounting guidance and research in regards to the Company exploring strategic alternatives.

The Audit Committee’s policy is to approve all audit and permissible non-audit services provided by the independent registered public accounting firm. All audit and permissible non-audit services performed by the independent registered public accounting firm during 2011 were pre-approved by the Audit Committee in accordance with established procedures.

PART IV

Item 15.

  Exhibits, Financial Statement Schedules

(a)	(1) See page F-1 for an index to the consolidated financial statements submitted as part of this Annual Report. **

(2) Schedule II – Valuation and Qualifying Accounts is required to be filed by Item 8 of Form 10-K. **

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

10.14

Credit Agreement between Wells Fargo Bank, National Association and Kenneth Cole Productions, Inc. dated as of August 12, 2011.  (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2011).

10.15	Employment Agreement between Kenneth Cole Productions, Inc. and Paul Blum dated June 9, 2011.

+10.16	Employment Agreement between Kenneth Cole Productions, Inc. and Carol Massoni dated January 4, 2011.

**21.01	List of Subsidiaries.

**23.01	Consent of Independent Registered Public Accounting Firm.

**23.02	Consent of Independent Appraisal Firm.

**23.03	Consent of Independent Appraisal Firm.

**23.04	Consent of Independent Appraisal Firm.

**31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.3	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.4	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.CAL	XBRL Calculation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.SCH	XBRL Schema Document

___________________________

*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a) (3) of this report.

**	Previously filed with the Annual Report on Form 10-K filed with the SEC on March 9, 2012, which is being amended hereby.

***	Previously furnished with the Annual Report on Form 10-K filed with the SEC on March 9, 2012, which is being amended hereby.

+	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNETH COLE PRODUCTIONS, INC.

By: /s/ PAUL BLUM Paul Blum Chief Executive Officer

Date: April 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH D. COLE	Chairman of the Board and Chief Creative Officer	April 24, 2012
Kenneth D. Cole

/s/ PAUL BLUM	Chief Executive Officer	April 24, 2012
Paul Blum
/s/ DAVID P. EDELMAN	Chief Financial Officer (Principal Financial and Accounting Officer)	April 24, 2012
David P. Edelman

/s/ MICHAEL J. BLITZER	Director	April 24, 2012
Michael J. Blitzer

/s/ ROBERT C. GRAYSON	Director	April 24, 2012
Robert C. Grayson

/s/ DENIS F. KELLY	Director	April 24, 2012
Denis F. Kelly

/s/ PHILIP R. PELLER	Director	April 24, 2012
Philip R. Peller