Form 10-Q
period 2012-03-31
COLE KENNETH PRODUCTIONS INC
filed 2012-05-04
CIK 921691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
Yes (X ) No ( )

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	May 2, 2012
Class A Common Stock ($.01 par value)	10,313,867
Class B Common Stock ($.01 par value)	8,010,497

Kenneth Cole Productions, Inc.
Index to Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$48,943	$58,043
Accounts receivable, net	56,349	45,564
Inventories	45,625	42,249
Prepaid expenses and other current assets	3,550	3,518
Total current assets	154,467	149,374

Property and equipment, at cost, less accumulated depreciation and amortization	41,224	42,041

Other assets:
Intangible assets, net	9,374	9,493
Goodwill	4,576	4,576
Investments and other	4,445	4,686
Deferred compensation plans' assets	40,398	39,648
Total other assets	58,793	58,403

Total Assets	$254,484	$249,818

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2012	December 31, 2011
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$51,194	$46,435
Other current liabilities	6,925	10,599
Deferred income	1,836	38
Total current liabilities	59,955	57,072

Accrued rent and other long-term liabilities	10,109	10,368
Deferred compensation plans' liabilities	39,116	38,512

Commitments and contingencies

Shareholders' Equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized, none outstanding	--	--
Class A Common Stock, par value $.01, 40,000,000 shares authorized; 16,521,987 and 16,281,794 issued; 10,312,510 and 10,072,317 outstanding as of March 31, 2012 and December 31, 2011, respectively	165	163
Class B Convertible Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	80	80
Additional paid-in capital	118,248	114,946
Accumulated other comprehensive loss	(624)	(638)
Retained earnings	156,354	158,234
	274,223	272,785
Class A Common Stock in treasury, at cost, 6,209,477 and 6,209,477 shares as of March 31, 2012 and December 31, 2011, respectively	(128,919)	(128,919)
Total shareholders' equity	145,304	143,866

Total Liabilities and Shareholders' Equity	$254,484	$249,818

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net sales	$107,681	$107,696
Royalty revenue	9,159	9,777
Net revenues	116,840	117,473
Cost of goods sold	73,690	75,802
Gross profit	43,150	41,671

Selling, general and administrative expenses	46,161	46,305
Severance, store closing and costs in connection with proposed transaction	796	12,482
Operating loss	(3,807)	(17,116)
Interest and other income, net	1,740	47
Loss before (benefit from)/provision for income taxes	(2,067)	(17,069)
(Benefit from)/provision for income taxes	(187)	133
Net loss	$(1,880)	$(17,202)

Loss per share:
Basic	$(0.10)	$(0.94)
Diluted	$(0.10)	$(0.94)

Shares used to compute loss per share:
Basic	18,205,000	18,239,000
Diluted	18,205,000	18,239,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net loss	$(1,880)	$(17,202)

Other comprehensive loss, net of tax:

Foreign currency translation adjustments	41	278

Unrealized (loss)/gains on available-for-sale securities Other-than-temporary impairment for non-credit component of impaired securities	(4)	--
Unrealized holding (loss)/gains on available-for-sale securities	(29)	30
Less: Reclassification adjustment for loss included in net loss	6	--
Unrealized (loss)/gains on available-for-sale securities, net	(27)	30

Other comprehensive income	14	308

Comprehensive loss	$(1,866)	$(16,894)

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated Other		Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Total
Shareholders' equity December 31, 2011	16,281,794	$163	8,010,497	$80	$114,946	$(638)	$158,234	(6,209,477)	$(128,919)	$143,866
Net loss							(1,880)			(1,880)
Other comprehensive income						14				14
Stock-based compensation expense					1,098					1,098
Exercise of stock options and related taxes	232,693	2			2,234					2,236
Issuance of restricted stock	9,137
Shares surrendered by employees to pay taxes on restricted stock	(3,625)				(48)					(48)
Issuance of Class A Common Stock for Employee Stock Purchase Plan	1,988				18					18
Shareholders' equity March 31, 2012	16,521,987	$165	8,010,497	$80	$118,248	$(624)	$156,354	(6,209,477)	$(128,919)	$145,304

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows used in operating activities
Net loss	$(1,880)	$(17,202)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,255	2,509
(Benefit from)/provision for doubtful accounts	(71)	87
Provision for/(benefit from) deferred taxes	16	(16)
Unrealized gain from investments	--	(30)
Writedown of investments	8	--
Stock-based compensation expense	1,098	1,357
Tax benefit from stock option exercises and restricted stock vested	(259)	(61)
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,714)	(26,562)
Increase in inventories	(3,376)	(5,815)
(Increase)/decrease in prepaid expenses and other current assets	(30)	1,022
Increase in other assets	(519)	(1,022)
Increase in accounts payable and accrued expenses	4,759	21,884
Decrease in deferred income and other current liabilities	(1,829)	(1,922)
Increase/(decrease) in other long-term liabilities	345	(3,077)
Net cash used in operating activities	(10,197)	(28,848)
Cash flows used in investing activities
Acquisition of property and equipment	(1,102)	(1,032)
Deposit in restricted cash account	--	(15,000)
Proceeds from sale of investments	--	600
Net cash used in investing activities	(1,102)	(15,432)
Cash flows provided by financing activities
Shares surrendered by employees to pay taxes on restricted stock	(48)	(35)
Proceeds from exercise of stock options	2,236	188
Proceeds from employee stock purchase plan	18	26
Dividends associated with vesting of restricted stock	--	(2)
Payments of capital lease obligations	(28)	--
Net cash provided by financing activities	2,178	177
Effect of exchange rate changes on cash	21	(6)
Net decrease in cash	(9,100)	(44,109)
Cash and cash equivalents, beginning of period	58,043	83,395
Cash and cash equivalents, end of period	$48,943	$39,286
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$6	$18
Income taxes (refunded)/paid, net	$(190)	$141

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

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The Company's Consolidated Balance Sheet at December 31, 2011, as presented, was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Adopted Accounting Pronouncements

The Company adopted the following accounting guidance effective January 1, 2012:

•The requirement to present the total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has elected to present the comprehensive loss in two separate but consecutive statements within the Condensed Consolidated Financial Statements.

•The qualitative option meant to simplify how registrants test goodwill for impairment by assessing certain factors to determine whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.

2. Restricted Cash

During the first quarter of 2011, the Company deposited $15.0 million in a restricted cash account as collateral to support standby and open commercial letters of credit outstanding. This arrangement terminated upon execution of an Asset Based Lending Facility in August 2011.

3. Stock-Based Compensation

The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock options, restricted stock, and other equity-based awards.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Stock-Based Compensation (continued)

Stock options are granted with an exercise price equal to the market value of a share of the Company's common stock on the date of grant. Stock option grants expire within 10 years and generally vest on a graded basis within three to four years from the date of grant. Restricted stock unit awards generally vest on a graded basis over a three to four year period from the grant date. The Company did not grant stock options during the three months ended March 31, 2012. The Company granted 20,000 stock options during the three months ended March 31, 2011. The Company granted 177,605 and 18,393 shares of restricted stock during the three months ended March 31, 2012 and 2011, respectively. Stock options outstanding and unvested restricted stock amounted to 2,530,659 and 502,553 shares, respectively, as of March 31, 2012.

The following table summarizes the components of stock-based compensation expense, which is recorded in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations, for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three months ended March 31,
	2012	2011
Stock options	$579	$963
Restricted stock units and employee stock purchase plan	519	394
Total stock-based compensation expense	$1,098	$1,357

The fair value of stock options was estimated using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used to compute the weighted-average fair value of stock option grants for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Weighted-average volatility	--	61.6%
Risk-free interest rate	--	3.5%
Weighted-average dividend yield	--	0%
Expected term	--	3 to 5 years

The fair value of restricted stock was calculated by multiplying the Company's stock price on the date of grant by the number of shares granted and is being amortized on a straight-line basis over the vesting periods for the number of awards that are ultimately expected to vest.

As of March 31, 2012, approximately $6.1 million of unrecognized stock compensation expense related to unvested stock options and restricted stock awards, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.6 years, compared to approximately $3.6 million of unrecognized stock compensation expense to be recognized over a weighted-average period of 1.8 years as of March 31, 2011.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Loss Per Share

Basic loss per share is calculated by dividing net loss by weighted-average common shares outstanding. Diluted loss per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of equity based awards under the Company's stock incentive plans. Dilutive securities, which include stock options and restricted stock, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted-average shares outstanding for the period. All stock options and restricted stock outstanding as of March 31, 2012 and 2011 have been excluded from the diluted per share calculation as their impact would be anti-dilutive. The shares used to calculate basic and diluted loss per common share consists of the following:

	Three months ended March 31,
	2012	2011
Weighted-average common shares outstanding - basic	18,205,000	18,239,000
Effect of dilutive securities:
Restricted stock and employee stock purchase plan	--	--
Stock options	--	--
Weighted-average common shares outstanding - dilutive	18,205,000	18,239,000

5. Investments

The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment's carrying value may not be recoverable within a reasonable period of time.  In the Company's evaluation of its investments, it also considered its ability and intent to hold the investment until the market price recovers, the reasons for the decline in fair value, the duration of the decline in fair value and expected future performance.  Based on an independent third-party appraisal, the Company recorded a nominal other-than-temporary impairment of investments for the three months ended March 31, 2012.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Investments (continued)

The following table presents gross unrealized gains on, and the estimated fair value of, the Company's long-term investments as of March 31, 2012 and December 31, 2011 (in thousands):

	Historical	(1)	Estimated	(2) Other than Temporary	Gross Unrealized
	Cost	Cost Basis	Fair Value	Impairment	Gains	Losses
March 31, 2012	$6,100	$2,092	$2,089	$(4)	$ 1	--
December 31, 2011	6,100	2,100	2,124	(6)	30	--

(1) The cost basis is historical cost less other-than-temporary impairment charged to income.

(2) The non-credit portion of the other-than-temporary impairment related to auction-rate securities is recorded in Accumulated other comprehensive loss.

The Company had $1.4 million of non-credit other-than-temporary impairments for auction-rate securities recorded in Accumulated other comprehensive loss at both March 31, 2012 and December 31, 2011.

6. Fair Value Measurement

The Company's financial assets, measured at fair value on a recurring basis, were as follows (in thousands):

	Fair Value at March 31, 2012	Fair Value at December 31, 2011	Hierarchy
Auction-rate securities	$2,089	$2,124	Level 3

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

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Fair Value Measurement (continued)

The following table presents the reconciliation of the beginning and ending fair value measurements of the Company's Level 3 assets, auction-rate securities, measured at fair value using observable inputs based on unobservable data in an inactive market as of March 31, 2012 and 2011 (in thousands):

	2012	2011
Beginning balance, December 31	$2,124	$2,516
Unrealized (loss)/gain recorded in Accumulated other comprehensive loss	(29)	30
Impairment charge recorded in Accumulated other comprehensive loss	2	--
Impairment charge included in Condensed Consolidated Statement of Operations	(8)	--
Ending balance, March 31	$2,089	$2,546

The Company recorded a nominal writedown of its auction-rate securities within Interest and other income, net in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012. The Company did not record a writedown of its auction-rate securities during the three months ended March 31, 2011.

7. Other Comprehensive Income

Other comprehensive income for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended
	March 31, 2012
	Pre-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount

Foreign currency translation adjustments	$41	$--	$41
Other-than-temporary impairment for non-credit component of impaired securities	(4)	--	(4)
Unrealized loss on available-for-sale securities	(29)	--	(29)
Less: Reclassification adjustment for loss included in net loss	6	--	6
Other comprehensive income	$14	$--	$14

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Other Comprehensive Income (continued)

	Three Months Ended
	March 31, 2011
	Pre-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount

Foreign currency translation adjustments	$278	$--	$278
Unrealized gains on available-for-sale securities	30	--	30
Other comprehensive income	$308	$--	$308

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

The Company's reportable segments are business units that offer products to overlapping consumers through different channels of distribution. Each segment is managed separately, while results across segments are reviewed by the executive management committee. The Company evaluates performance of each of its segments and allocates resources based on profit or loss before severance, store closing and costs in connection with proposed transaction, stock-based compensation expense, writedown of available-for-sale securities, impairment of intangible and long-lived assets, unallocated corporate overhead and income taxes for each segment.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Segment Information (continued)

Financial information of the Company's reportable segments is as follows (in thousands):

	Three Months Ended
	March 31, 2012
		Consumer
	Wholesale	Direct	Licensing	Totals
Net revenues	$76,726	$30,955	$9,159	$116,840
Segment income/(loss) (1) (2)	87	(5,678)	6,959	1,368
Segment assets (3)	203,868	40,505	10,111	254,484

	Three Months Ended
	March 31, 2011
		Consumer
	Wholesale	Direct	Licensing	Totals
Net revenues	$74,508	$33,188	$9,777	$117,473
Segment (loss)/income (1) (2)	(420)	(9,020)	7,846	(1,594)
Segment assets (3)	209,507	46,286	8,238	264,031
_________________
(1)	Excludes severance, store closing and costs in connection with proposed transaction, stock-based compensation expense, writedown of available-for-sale securities, impairment of intangible and long-lived assets, unallocated corporate overhead and income taxes.
(2)	The Wholesale segment includes primarily all of the Company's allocated corporate overhead.
(3)	The Wholesale segment includes corporate assets.

The reconciliation of the Company's reportable segment income/(loss) to net loss before taxes is as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011

Income/(loss)
Total income/(loss) for reportable segments (1)	$1,368	$(1,594)
Adjustment for severance, store closing and costs in connection with proposed transaction, stock-based compensation expense, writedown of available-for-sale securities, impairment of intangible and long- lived assets and unallocated corporate overhead	(3,435)	(15,475)
Total loss before (benefit from)/provision for income taxes	$(2,067)	$(17,069)
____________________
(1)	Excludes severance, store closing and costs in connection with proposed transaction, stock-based compensation expense, writedown of available-for-sale securities, impairment of intangible and long-lived assets, unallocated corporate overhead and income taxes

Revenues from international customers were approximately 7.5% and 8.9% of the Company's consolidated net revenues for the three months ended March 31, 2012 and 2011, respectively.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Income Taxes

The Company's effective tax rate consists of primarily of state, local and foreign jurisdiction taxes as the Company remains substantially in a fully valued deferred tax position for federal income tax purposes and is in a loss position for the three months ended March 31, 2012

10. Severance, Store Closing and Costs in Connection with Proposed Transaction

During the three months ended March 31, 2012, the Company incurred $0.5 million of costs in connection with the non-binding proposal of the Company's Chairman of the Board, Mr. Cole, to acquire all of the Company's outstanding Class A Common Stock. In addition, during the three months ended March 31, 2012 and 2011, the Company recorded $0.3 million and $5.5 million, respectively, of severance charges within the Wholesale and Consumer Direct segments. During the three months ended March 31, 2011, the Company recorded $7.0 million of net store closing costs within the Consumer Direct segment. The expenses are included within Severance, store closing and costs in connection with proposed transaction in the Condensed Consolidated Statement of Operations. As of March 31, 2012, the Company had accrued severance costs of $1.6 million, which are expected to be paid through the third quarter of 2012.

As of March 31, 2012, the Company had no remaining accrual for store closing costs related to 2011 store closings.

11. Related Party Transaction

The Company recorded expenses of approximately $0.1 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company's Chairman and Chief Creative Officer. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

12. Proposal to Acquire All Class A Common Stock of the Company

On February 23, 2012, the Board of Directors received a non-binding proposal from Mr. Cole to acquire all of the Company's outstanding Class A Common Stock that he does not currently directly or indirectly own for $15.00 per share in cash.  In his letter outlining his proposal, Mr. Cole indicated that he was unwilling to consider any transaction other than one in which he would be the acquirer.  The Board of Directors has established a Special Committee of the Board of Directors, comprised of all its Directors other than its Chairman and its Chief Executive Officer, to consider the proposal, to negotiate on behalf of the Company and, if it deems appropriate, to solicit and consider any alternative transactions.  Since the announcement of Mr. Cole's non-binding proposal, Company shareholders have filed four separate punative class action lawsuits in New York State court against the Company, Mr. Cole, and the Board of Directors alleging that Mr. Cole and the Board members breached their fiduciary duties to Company shareholders, and that the Company aided and abetted those breaches of fiduciary duties.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

The statements contained in this report which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding Kenneth Cole Production, Inc.'s (the "Company") anticipated results or level of business for 2012 or any other future period, may be deemed to constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including, but not limited to, demand and competition for the Company's products, the ability to enter into new licensee agreements, to maintain and renew existing licensing agreements, changes in consumer preferences or fashion trends, events causing disruption in product shipment, change in import regulations, dependence on certain large customers, changes in the Company's relationships with vendors and other resources, the launching or prospective development of new business initiatives, future licensee sales growth, gross margins, store expansion, openings and closings, changes in distribution centers and implementation of management information systems. The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

Update on Critical Accounting Policies and Estimates

The Company's Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a summary of the Company's significant accounting policies, see the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company recorded net revenues of $116.8 million for the three months ended March 31, 2012. Diluted loss per share was $(0.10) for the three months ended March 31, 2012 as compared to $(0.94) for the three months ended March 31, 2011. Included in the diluted loss per share for the three months ended March 31, 2012 and 2011 were expenses of $0.8 million and $12.5 million, respectively, for severance, store closing and costs in connection with proposed transaction. Cash and cash equivalents were $48.9 million at March 31, 2012 versus $54.3 million at March 31, 2011 and the Company has no debt.

Recent Developments

On February 23, 2012, the Board of Directors received a non-binding proposal from Mr. Cole to acquire all of the Company's outstanding Class A Common Stock that he does not currently directly or indirectly own for $15.00 per share in cash.  In his letter outlining his proposal, Mr. Cole indicated that he was unwilling to consider any transaction other than one in which he would be the acquirer.  The Board of Directors has established a Special Committee of the Board of Directors, comprised of all its Directors other than its Chairman and its Chief Executive Officer, to consider the proposal, to negotiate on behalf of the Company and, if it deems appropriate, to solicit and consider any alternative transactions.  Since the announcement of Mr. Cole's non-binding proposal, Company shareholders have filed four separate punative class action lawsuits in New York State court against the Company, Mr. Cole, and the Board of Directors alleging that Mr. Cole and the Board members breached their fiduciary duties to Company shareholders, and that the Company aided and abetted those breaches of fiduciary duties.

Results of Operations

The following table sets forth the Company's Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of net revenues for the three months ended March 31, 2012 and March 31, 2011.

	Three Months Ended March 31,
	2012		2011
Net sales	$107,681	92.2%	$107,696	91.7%
Royalty revenue	9,159	7.8	9,777	8.3
Net revenues	116,840	100.0	117,473	100.0
Gross profit (1)	43,150	36.9	41,671	35.5
Selling, general and administrative expenses	46,161	39.5	46,305	39.4
Severance, store closing and costs in connection with proposed transaction	796	0.7	12,482	10.6
Operating loss	(3,807)	(3.3)	(17,116)	(14.5)
Interest and other income, net	1,740	1.5	47	0.0
Loss before income taxes	(2,067)	(1.8)	(17,069)	(14.5)
Income tax (benefit)/expense	(187)	(0.2)	133	0.1
Net loss	$(1,880)	(1.6)%	$(17,202)	(14.6)%
_______________________
(1)	Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

REVENUES: Net revenues decreased 0.5%, or $0.7 million, to $116.8 million for the three months ended March 31, 2012 from $117.5 million for the three months ended March 31, 2011. Revenue declines in the Consumer Direct segment (due to store closings and a 2% decrease in comparable store sales) and the Licensing segment were partially offset by growth in the Wholesale segment. Excluding sales from closed stores, net revenues would have increased 0.5%.

NET SALES: Wholesale net sales increased 3.0%, or $2.2 million, to $76.7 million for the three months ended March 31, 2012 from $74.5 million for the three months ended March 31, 2011. Of the increase in net sales, $10.1 million was driven by the launch of Kenneth Cole New York women's sportswear for the fall 2011 season and increased door expansion at retail department stores in Reaction men's sportswear. These increases were offset by declines in private label footwear and handbags.

Net sales in the Company's Consumer Direct segment decreased 6.7%, or $2.2 million, to $31.0 million for the three months ended March 31, 2012 from $33.2 million for the three months ended March 31, 2011. Sales decreased primarily as a result of the closing of stores during the three months ended March 31, 2011 and a comparable store sales decrease. Of the sales decreases, $1.2 million was from stores open during the three ended March 31, 2011, and subsequently closed, while comparable store sales decreased $0.6 million, or 2.0%. Comparable stores are defined as stores that are open for longer than thirteen months. A store that stops operations is included in the comparable sales calculation through the date of closing. The Company closed two full-priced retail stores during the three months ended March 31, 2012 as compared to closing seven full-priced retail stores and one outlet during the three months ended March 31, 2011.

ROYALTY REVENUE: Royalty revenue decreased 6.3%, or $0.7 million, to $9.1 million for the three months ended March 31, 2012 from $9.8 million for the three months ended March 31, 2011. The decrease is primarily attributable to a reduction in contractual minimums due to the termination of the women's sportswear license with Bernard Chaus, Inc. in the second quarter of 2011. Royalties from the remaining licensees increased 1.4%.

GROSS PROFIT: Consolidated gross profit, as a percentage of net revenues, increased to 36.9% for the three months ended March 31, 2012 from 35.5% for the three months ended March 31, 2011. The 140 basis point increase resulted from increases at both the Wholesale and Consumer Direct segments due to a mix shift away from the low margin private label business and less promotional activity from store closures in the prior year in the Consumer Direct segment. The increase was slightly offset by a shift in sales mix to the Wholesale segment, which carries a lower gross profit level than the Consumer Direct segment. The Consumer Direct segment, as a percentage of net revenues, decreased to 26.5% for the three months ended March 31, 2012 from 28.3% for the three months ended March 31, 2011, while the Wholesale segment revenues, as a percentage of net revenues, increased to 65.7% for the three months ended March 31, 2012 from 63.4% for the three months ended March 31, 2011. The revenues in the Licensing segment, which carries nominal cost of goods sold, decreased, as a percentage of net revenues, to 7.8% for the three months ended March 31, 2012 compared to 8.3% for the three months ended March 31, 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  Selling, general and administrative (“SG&A”) expenses, including warehousing and receiving expenses, as a percentage of net revenues, increased 10 basis points to 39.5% for the three months ended March 31, 2012 as compared to 39.4% for the three months ended March 31, 2011.  Included in SG&A for the three months ended March 31, 2012 is $1.7 million of deferred compensation plan liability charges, which dollar-for-dollar offset income and realized gains related to investments within the deferred compensation plan recorded in Interest and other income, net.  Excluding these charges, SG&A, as a percentage of net revenues, decreased 140 basis points to 38.0%.  Total SG&A decreased $0.1 million to $46.2 million for the three months ended March 31, 2012 from $46.3 million for the three months ended March 31, 2011.  The decrease in SG&A expenses was driven primarily by a reduction in operating expenses from store closures in the prior year offset by costs associated with the startup of the women’s sportswear business and the deferred compensation plan liability charges.  In April 2012, one of the Company’s third-party logistics vendors (“3PL”) notified the Company it will be ceasing its warehousing and distribution operations during the second quarter ended June 30, 2012.  The Company has an agreement to replace the 3PL and is transitioning to a new 3PL as the current 3PL winds down its operations.  The Company expects to incur certain additional charges during the transition with limited disruption to its business in the second quarter of 2012.

SEVERANCE, STORE CLOSING AND COSTS IN CONNECTION WITH PROPOSED TRANSACTION: During the three months ended March 31, 2012, the Company incurred $0.5 million of costs in connection with the non-binding proposal of the Company's Chairman of the Board, Mr. Cole, to acquire all of the Company's outstanding Class A Common Stock. Further, approximately $0.3 million of severance was recorded during the three months ended March 31, 2012 compared to $5.5 million during the three months ended March 31, 2011. The Company closed two stores during the three months ended March 31, 2012 that incurred nominal costs to close the stores compared to closing eight stores during the three months ended March 31, 2011 for approximately $7.0 million in net costs from contract lease terminations and other related costs to close the stores.

INTEREST AND OTHER INCOME, NET: Interest and other income, net increased $1.6 million to approximately $1.7 million for the three months ended March 31, 2012 as compared to $0.1 million for the three months ended March 31, 2011.  The increase is primarily due to the Company recording $1.7 million of income and realized gains related to investments within the deferred compensation plans' assets which offset charges in SG&A during the three months ended March 31, 2012.

INCOME TAXES: The Company's effective tax rate was 9.0% for the three months ended March 31, 2012 compared to 0.8% for the three months ended March 31, 2011. Income tax expense in each period is comprised of state, local, and foreign jurisdiction taxes.

NET LOSS: As a result of the foregoing, the Company recorded a net loss of $1.9 million or (1.6)% of net revenues for the three months ended March 31, 2012 as compared to $17.2 million, or (14.6)% of net revenues for the three months ended March 31, 2011.

Related Party Transaction

Please refer to Footnote 11 for the Company's related party transaction disclosure.

Liquidity and Capital Resources

As of March 31, 2012, the Company had $48.9 million in cash and cash equivalents, which consist primarily of overnight bank demand deposits and short-term government money market funds. The Company uses cash from operations as the primary source of financing its capital expenditures and seasonal requirements. Cash needs vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its wholesale customers and its retail stores and the level of inventory and accounts receivable balances. At March 31, 2012 and December 31, 2011, working capital was $94.5 million and $92.3 million, respectively.

Net cash used in operating activities was $10.2 million for the three months ended March 31, 2012, compared to $28.8 million for the three months ended March 31, 2011. The decrease in cash used in operating activities was primarily attributable to a decrease in net loss and the timing of receivables and payables.

Net cash used in investing activities totaled $1.1 million for the three months ended March 31, 2012 compared to $15.4 million for the three months ended March 31, 2011. The decrease resulted primarily from the $15.0 million that had been deposited into a restricted cash account in the prior year to serve as collateral for irrevocable standby and open letters of credit.

Net cash provided by financing activities was $2.2 million for the three months ended March 31, 2012 compared to $0.2 million for the three months ended March 31, 2011. The increase was primarily attributable to a $2.0 million increase in proceeds from the exercise of stock options during the three months ended March 31, 2012.

On August 12, 2011 the Company entered in an Asset-Based Lending Facility (the "ABL") with Wells Fargo Bank, National Association which provides the Company with initial borrowing availability of $50 million. The Company did not borrow under the ABL during the three months ended March 31, 2012. The ABL replaced the Company's prior revolving senior secured asset based lending facility, which was terminated on March 31, 2011.

The Company believes that it will be able to satisfy its current expected cash requirements for 2012, including requirements for its new stores, anticipated store closing costs, expected enhancement of information systems and anticipated current obligations, primarily with cash flow from operations and cash on hand. The Company did not have any off-balance sheet arrangements as of March 31, 2012.

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

The Company is exposed to currency exchange rate risks with respect to its inventory transactions denominated in foreign currencies, although greater than 95% of the transactions are in U.S. dollars. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by periodically utilizing foreign exchange contracts. The Company does not enter into foreign currency transactions for trading or speculative purposes. At March 31, 2012, the Company had no foreign exchange contracts outstanding.

The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings that may be made under its ABL. A two or less percentage point increase in interest rates affecting the Company's ABL and credit facility would not have had a material effect on the Company's 2012 and 2011 operations.

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

Part II - OTHER INFORMATION

Item 1.

Legal Proceedings. On February 23, 2012, the Board of Directors received a non-binding proposal from Mr. Cole to acquire all of the Company's outstanding Class A Common Stock that he does not currently directly or indirectly own for $15.00 per share in cash.  In his letter outlining his proposal, Mr. Cole indicated that he was unwilling to consider any transaction other than one in which he would be the acquirer.  The Board of Directors has established a Special Committee of the Board of Directors, comprised of all its Directors other than its Chairman and its Chief Executive Officer, to consider the proposal, to negotiate on behalf of the Company and, if it deems appropriate, to solicit and consider any alternative transactions. Since the announcement of Mr. Cole's non-binding proposal, Company shareholders have filed four separate punative class action lawsuits in New York State court against the Company, Mr. Cole, and the board of directors alleging that Mr. Cole and the board members breached their fiduciary duties to Company shareholders, and that the Company aided and abetted those breaches of fiduciary duties.

Item 1A.	Risk Factors. There have been no material changes during the quarterly period ended March 31, 2012 from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other Information. None

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kenneth Cole Productions, Inc.
Registrant

May 4, 2012	/s/ DAVID P. EDELMAN
David P. Edelman
Chief Financial Officer (Principal Financial and Accounting Officer)