Form 10-Q
period 2012-06-30
COLE KENNETH PRODUCTIONS INC
filed 2012-08-03
CIK 921691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	August 1, 2012
Class A Common Stock ($.01 par value)	10,472,839
Class B Common Stock ($.01 par value)	8,010,497

Kenneth Cole Productions, Inc.
Index to Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$48,969	$58,043
Accounts receivable, net	33,703	45,564
Inventories	49,736	42,249
Deferred compensation plans' assets	15,087	--
Prepaid expenses and other current assets	4,165	3,518
Total current assets	151,660	149,374

Property and equipment, at cost, less accumulated depreciation and amortization	39,719	42,041

Other assets:
Intangible assets, net	9,250	9,493
Goodwill	4,576	4,576
Investments and other	4,249	4,686
Deferred compensation plans' assets	24,602	39,648
Total other assets	42,677	58,403

Total Assets	$234,056	$249,818

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2012	December 31, 2011
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$34,674	$46,435
Deferred compensation plans' liabilities	15,363	--
Other current liabilities	6,057	10,599
Deferred income	1,817	38
Total current liabilities	57,911	57,072

Accrued rent and other long-term liabilities	9,821	10,368
Deferred compensation plans' liabilities	23,503	38,512
Commitments and contingencies
Shareholders' Equity:
Series A Convertible Preferred Stock, par value $1.00, 1,000,000 shares authorized, none outstanding	--	--
Class A Common Stock, par value $.01, 40,000,000 shares authorized; 16,608,604 and 16,281,794 issued as of June 30, 2012 and December 31, 2011, respectively	166	163
Class B Convertible Common Stock, par value $.01, 9,000,000 shares authorized; 8,010,497 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	80	80
Additional paid-in capital	119,474	114,946
Accumulated other comprehensive loss	(639)	(638)
Retained earnings	152,659	158,234
	271,740	272,785
Class A Common Stock in treasury, at cost, 6,209,477 and 6,209,477 shares as of June 30, 2012 and December 31, 2011, respectively	(128,919)	(128,919)
Total shareholders' equity	142,821	143,866
Total Liabilities and Shareholders' Equity	$234,056	$249,818

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$87,540	$91,643	$195,221	$199,339
Royalty revenue	9,778	10,602	18,937	20,379
Net revenues	97,318	102,245	214,158	219,718
Cost of goods sold	57,785	60,749	131,475	136,551
Gross profit	39,533	41,496	82,683	83,167
Selling, general and administrative expenses	39,700	40,441	85,861	86,746
Store closing, warehouse transition, other professional service and severance charges	3,983	--	4,779	12,482
Operating (loss)/income	(4,150)	1,055	(7,957)	(16,061)
Interest and other (expense)/income, net	(613)	73	1,135	120
Impairment of investments	(24)	(376)	(32)	(376)
(Loss)/income before (benefit from)/provision for income taxes	(4,787)	752	(6,854)	(16,317)
(Benefit from)/provision for income taxes	(1,092)	173	(1,279)	306
Net (loss)/income	$(3,695)	$579	$(5,575)	$(16,623)
(Loss)/earnings per share:
Basic	$(0.20)	$0.03	$(0.30)	$(0.91)
Diluted	$(0.20)	$0.03	$(0.30)	$(0.91)
Shares used to compute (loss)/earnings per share:
Basic	18,364,000	18,296,000	18,285,000	18,268,000
Diluted	18,364,000	18,581,000	18,285,000	18,268,000

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss)/Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net (loss)/income	$(3,695)	$579	$(5,575)	$(16,623)

Other comprehensive (loss)/income, net of tax

Foreign currency translation adjustments	(56)	(198)	(16)	80

Unrealized gains/(loss) on available-for-sale securities
Other-than-temporary impairment for non-credit Component of impaired securities	(11)	--	(15)	--
Unrealized holding gains/(loss) on available-for-sale securities	52	(38)	24	(8)
Less: Reclassification adjustment for loss included in net loss	--	--	6	--
Unrealized gains/(loss) on available for sale securities, net	41	(38)	15	(8)

Other comprehensive (loss)/income	(15)	(236)	(1)	72

Comprehensive (loss)/income	$(3,710)	$343	$(5,576)	$(16,551)

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock					Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Total
Shareholders' equity December 31, 2011	16,281,794	$163	8,010,497	$80	$114,946	$(638)	$158,234	(6,209,477)	$(128,919)	$143,866
Net loss							(5,575)			(5,575)
Other comprehensive loss						(1)				(1)
Stock-based compensation expense					1,944					1,944
Exercise of stock options and related tax benefits	289,193	3			2,785					2,788
Issuance of restricted stock	50,569
Shares surrendered by employees to pay taxes on restricted stock	(16,297)				(237)					(237)
Issuance of Class A Common Stock for Employee Stock Purchase Plan	3,345				36					36
Shareholders' equity June 30, 2012	16,608,604	$166	8,010,497	$80	$119,474	$(639)	$152,659	(6,209,477)	$(128,919)	$142,821

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows used in operating activities
Net loss	$(5,575)	$(16,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,487	4,930
(Benefit from)/provision for doubtful accounts	(5)	131
Provision for deferred taxes	68	--
Unrealized (gain)/loss from investments	(24)	8
Writedown of investments	32	376
Stock-based compensation expense	1,944	1,900
Tax benefit from stock option exercises and restricted stock vested	(485)	(609)
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	11,866	(1,350)
Increase in inventories	(7,487)	(4,177)
(Increase)/decrease in prepaid expenses and other current assets	(15,770)	202
Decrease/(increase) in other assets	15,624	(8,707)
(Decrease)/increase in accounts payable and accrued expenses	(11,761)	3,296
Increase/(decrease) in deferred income and other current liabilities	12,569	(806)
Decrease in other long-term liabilities	(15,556)	(3,064)
Net cash used in operating activities	(10,073)	(24,493)
Cash flows used in investing activities
Acquisition of property and equipment	(1,487)	(1,517)
Deposit in restricted cash account	--	(15,000)
Proceeds from sale of investments	--	600
Purchase of intangible assets	--	(130)
Net cash used in investing activities	(1,487)	(16,047)
Cash flows provided by/(used in) financing activities
Shares surrendered by employees to pay taxes on restricted stock	(237)	(575)
Proceeds from exercise of stock options	2,788	571
Proceeds from employee stock purchase plan	36	50
Payments of financing costs	(75)	--
Payments of capital lease obligations	(40)	--
Acquisition of treasury shares	--	(1,664)
Dividends associated with vesting of restricted stock	--	(12)
Net cash provided by/(used in) financing activities	2,472	(1,630)
Effect of exchange rate changes on cash	14	6
Net decrease in cash	(9,074)	(42,164)
Cash and cash equivalents, beginning of period	58,043	83,395
Cash and cash equivalents, end of period	$48,969	$41,231
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8	$21
Income taxes paid, net	$102	$387

See accompanying notes to condensed consolidated financial statements.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Kenneth Cole Productions, Inc. and its subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain items contained in these financial statements are based on estimates. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements reflect all significant adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. All intercompany transactions have been eliminated.

Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The Company's Consolidated Balance Sheet at December 31, 2011, as presented, was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Adopted Accounting Pronouncements

The Company adopted the following accounting guidance effective January 1, 2012:

•The requirement to present total comprehensive income either in a single continuous statement of comprehensive (loss)/income or in two separate but consecutive statements. The Company has elected to present comprehensive (loss)/income in two separate but consecutive statements within the Condensed Consolidated Financial Statements.

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

Stock options are granted with an exercise price equal to the market value of a share of the Company's common stock on the date of grant. Stock option grants expire within 10 years and generally vest on a graded basis within three to four years from the date of grant. Restricted stock unit awards generally vest on a graded basis over a three to four year period from the grant date. The Company did not grant stock options during the six months ended June 30, 2012. The Company granted 21,000 stock options during the six months ended June 30, 2011. The Company granted 177,605 and 18,393 shares of restricted stock during the six months ended June 30, 2012 and 2011, respectively. Stock options outstanding and unvested restricted stock amounted to 2,390,909 and 442,739 shares, respectively, as of June 30, 2012.

The following table summarizes the components of stock-based compensation expense which is recorded in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations (dollars in thousands) for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock options	$382	$489	$961	$1,452
Restricted stock units and employee stock purchase plan	464	54	983	448
Total stock-based compensation expense	$846	$543	$1,944	$1,900

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Stock-Based Compensation (continued)

The fair value of stock options was estimated using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used to compute the weighted-average fair value of stock option grants for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Weighted-average volatility	--	65.8%	--	61.8%
Risk-free interest rate	--	3.1%	--	3.1% to 3.5%
Weighted-average dividend yield	--	0%	--	0%
Expected term	--	3 years	--	3 to 5 years

The fair value of restricted stock was calculated by multiplying the Company's stock price on the date of grant by the number of shares granted and is being amortized on a straight-line basis over the vesting periods for the number of awards that are ultimately expected to vest.

As of June 30, 2012, approximately $5.1 million of unrecognized stock-based compensation expense related to unvested stock options and restricted stock units, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.4 years, compared to approximately $3.0 million of unrecognized stock-based compensation expense to be recognized over a weighted-average period of 1.7 years as of June 30, 2011.

4. (Loss)/Earnings Per Share

Basic (loss)/earnings per share is calculated by dividing net (loss)/income by weighted-average common shares outstanding. Diluted (loss)/earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of equity based awards under the Company's stock incentive plans. Dilutive securities, which include stock options and restricted stock, are determined under the treasury stock method by calculating the assumed proceeds available to repurchase stock using the weighted-average shares outstanding for the period. All stock options and restricted stock outstanding for the six months ended June 30, 2012 have been excluded from the diluted per share calculation as the impact would be antidilutive. Stock options and restricted stock outstanding as of June 30, 2011 in an aggregate amount of 2,194,000 have been excluded from the diluted per share calculation as the impact would be antidilutive. The shares used to calculate basic and diluted (loss)/earnings per common share consists of the following:

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. (Loss)/Earnings Per Share (continued)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Weighted-average common shares outstanding - basic	18,364,000	18,296,000	18,285,000	18,268,000
Effect of dilutive securities:
Restricted stock and employee stock purchase plan	--	85,000	--	--
Stock options	--	200,000	--	--
Weighted-average common shares outstanding and common share equivalents - diluted	18,364,000	18,581,000	18,285,000	18,268,000

5. Investments

The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment's carrying value may not be recoverable within a reasonable period of time.  In the Company's evaluation of its investments, it also considers its ability and intent to hold the investment until the market price recovers, the reasons for the decline in fair value, the duration of the decline in fair value and expected future performance.  Based on an independent third-party appraisal, the Company recorded a nominal other-than-temporary impairment of investments for the three and six months ended June 30, 2012.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Investments (continued)

The following table presents gross unrealized gains on, and estimated fair value of, the Company's auction-rate securities as of June 30, 2012 and December 31, 2011 (in thousands):

					Gross Unrealized
	Historical Cost	(1) Cost Basis	Estimated Fair Value	(2) Other than Temporary Impairment	Gains	Losses
June 30, 2012	$6,100	$2,068	$2,107	$(15)	$54	--

December 31, 2011	6,100	2,100	2,124	(6)	30	--

(1) The cost basis is historical cost less other-than-temporary impairment charged to income.

(2) The non-credit portion of the other-than-temporary impairment related to auction-rate securities is recorded in Accumulated other comprehensive loss.

The Company had $1.4 million of non-credit other-than-temporary impairments for auction-rate securities recorded in Accumulated other comprehensive loss at both June 30, 2012 and December 31, 2011.

6. Fair Value Measurement

The Company's financial assets, measured at fair value on a recurring basis, were as follows (in thousands):

	Fair Value at June 30, 2012	Fair Value at December 31, 2011	Hierarchy
Auction-rate securities	$2,107	$2,124	Level 3

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

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Fair Value Measurement (continued)

The following table presents the reconciliation of the beginning and ending fair value measurements of the Company's Level 3 assets, auction-rate securities, measured at fair value using observable inputs based on unobservable data in an inactive market as of June 30, 2012 and 2011 (in thousands):

	2012	2011
Beginning balance, December 31	$2,124	$2,516
Unrealized gain/(loss) recorded in Accumulated other comprehensive loss	24	(8)
Impairment charge recorded in Accumulated other comprehensive loss	(9)	--

Impairment charge included in Condensed Consolidated Statement of Operations	(32)	(295)
Ending balance, June 30	$2,107	$2,213

The Company recorded a nominal amount and $0.4 million writedown in its auction-rate securities within Impairment of investments in the Condensed Consolidated Statements of Operations during the six months ended June 30, 2012 and 2011, respectively.

7. Other Comprehensive (Loss)/income

Other comprehensive (loss)/income for the six and three months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Pre-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount	Pre-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$(56)	$--	$(56)	$(16)	$--	$(16)
Other-than-temporary impairment for non-credit component of impaired securities	(11)	--	(11)	(15)	--	(15)
Unrealized gain on available-for-sale securities	52	--	52	24	--	24
Less: Reclassification adjustment for loss included in net loss	--	--	--	6	--	6
Other comprehensive loss	$(15)	$--	$(15)	$(1)	$--	$(1)

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Other Comprehensive (Loss)/income (continued)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Pre-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Pre-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$(198)	$--	$(198)	$80	$--	$80
Unrealized loss on available-for-sale securities	(38)	--	(38)	(8)	--	(8)
Other comprehensive (loss)/income	$(236)	$--	$(236)	$72	$--	$72

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

The Company's reportable segments are business units that offer products to overlapping consumers through different channels of distribution. Each segment is managed separately, while results across segments are reviewed by the executive management committee. The Company evaluates performance of each of its segments and allocates resources based on profit or loss before store closing, warehouse transition, other professional service, severance charges, stock-based compensation expense, writedown of available-for-sale securities, impairment of intangible and long-lived assets, unallocated corporate overhead and income taxes for each segment.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Segment Information (continued)

Financial information of the Company's reportable segments is as follows (in thousands):

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Wholesale	Consumer Direct	Licensing	Totals	Wholesale	Consumer Direct	Licensing	Totals
Net revenues	$50,282	$37,258	$9,778	$97,318	$127,008	$68,213	$18,937	$214,158
Segment (loss)/income (1)(2)	(4,856)	(1,162)	7,935	1,917	(4,769)	(6,840)	14,894	3,285
Segment assets (3)					184,986	38,862	10,208	234,056

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Wholesale	Consumer Direct	Licensing	Totals	Wholesale	Consumer Direct	Licensing	Totals
Net revenues	$51,982	$39,661	$10,602	$102,245	$126,490	$72,849	$20,379	$219,718
Segment (loss)/income (1)(2)	(4,446)	(692)	8,777	3,639	(4,866)	(9,712)	16,623	2,045
Segment assets (3)					190,987	42,240	12,850	246,077

_________________

(1) Excludes store closing, warehouse transition, other professional service, severance charges, stock-based compensation expense, writedown of available-for-sale securities, impairment of intangible and long-lived assets, unallocated corporate overhead and income taxes.
(2) The Wholesale segment includes primarily all of the Company's allocated corporate overhead.
(3) The Wholesale segment includes corporate assets.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Segment Information (continued)

The reconciliation of the Company's reportable segment income to net (loss)/income before taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income/(loss)
Total income for reportable segments (1)	$1,917	$3,639	$3,285	$2,045
Adjustment for store closing, warehouse transition, other professional service, severance charges, stock-based compensation expense, writedown of available-for-sale securities, impairment of intangible and long-lived assets, unallocated corporate overhead	(6,704)	(2,887)	(10,139)	(18,362)
Total (loss)/income before (benefit from)/provision for income taxes	$(4,787)	$752	$(6,854)	$(16,317)

(1) Excludes store closing, warehouse transition, other professional service, severance charges, stock-based compensation expense, writedown of available-for-sale securities, impairment of intangible and long-lived assets, unallocated corporate overhead and income taxes

Revenues from international customers were approximately 6.3% and 6.9% of the Company's consolidated revenues for the three months ended June 30, 2012 and 2011, respectively, and approximately 7.0% and 7.9% of the Company's consolidated revenues for the six months ended June 30, 2012 and June 30, 2011, respectively.

9. Income Taxes

The Company's effective tax rate is based upon state, local and foreign jurisdiction taxes as the Company remains substantially in a fully valued deferred tax position for federal income tax purposes and is in a loss position for the three and six months ended June 30, 2012.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Store Closing, Warehouse Transition, Other Professional Service and Severance Charges

Store closing, warehouse transition, other professional service and severance charges in the Condensed Consolidated Statement of Operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Proposed transaction charges (1) (3)	$1,925	$--	$2,470	$--
Warehouse transition charges (1) (4)	1,931	--	1,931	--
Store closing and severance costs (2)	127	--	378	12,482
Total store closing, warehouse transition, other professional service and severance charges	$3,983	$--	$4,779	$12,482

(1) Recorded in the Wholesale segment.
(2) Store closing costs are recorded in the Consumer Direct segment. Severance costs are primarily recorded in the Wholesale segment.
(3) Relates to costs incurred in connection with the non-binding proposal of the Company's Chairman of the Board, Mr. Cole, to acquire all of the Company's outstanding Class A Common Stock that he does not currently directly or indirectly own.
(4) In April 2012, one of the Company's third-party logistics vendors notified the Company it ceased its warehousing and distribution operations. The Company replaced this logistics vendor and transitioned to a new distribution center. The Company incurred additional charges to transition to the new distribution center and mitigate disruption to its business in the second quarter of 2012.

As of June 30, 2012, the Company had accrued severance costs of $0.4 million, which are expected to be paid through the third quarter of 2012, and no remaining accrual for store closing costs related to 2011 store closings.

11. Related Party Transaction

The Company recorded expenses of approximately $0.1 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, to a third-party aviation company which hires and uses an aircraft partially owned by Emack LLC, a company which is wholly owned by the Company's Chairman and Chief Creative Officer. During the six months ended June 30, 2012 and 2011, the Company recorded expenses of approximately $0.1 million and $0.3 million, respectively. Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Approval to Acquire All Class A Common Stock of the Company

On February 23, 2012, the Board of Directors received a non-binding proposal from a group led by Mr. Kenneth D. Cole, the Company Chairman and Chief Creative Officer, to acquire all of the Company's outstanding Class A Common Stock that he does not currently directly or indirectly own for $15.00 per share in cash.  In his letter outlining his proposal, Mr. Cole indicated that he was unwilling to consider any transaction other than one in which he would be the acquirer.  The Board of Directors established a Special Committee of the Board of Directors, comprised of all its Directors other than its Chairman and its Chief Executive Officer, to consider the proposal, to negotiate on behalf of the Company and the unaffiliated shareholders and, if it deemed appropriate, to solicit and consider any alternative transactions.

On June 6, 2012, the Company announced that it had entered into a definitive merger agreement under which a group led by Mr. Cole, the beneficial holder of approximately 46% of the Company's outstanding common stock (representing approximately 89% of the voting power), will acquire the Company through KCP Holdco, Inc., an entity he controls that was formed for the purposes of the acquisition. Under the agreement, the Company's shareholders, excluding Mr. Cole and his affiliated entities, will receive $15.25 per share in cash upon completion of the transaction. Completion of the transaction is subject to certain closing conditions, including receipt of shareholder approval and other customary conditions. The merger agreement contains a non-waivable condition that a majority of the outstanding shares of the Company not owned by Mr. Cole and his affiliates and associates vote in favor of the adoption of the merger agreement. In addition, Wells Fargo Bank, N.A., part of Wells Fargo & Company, and certain other parties have entered into a binding commitment letter to provide debt financing in the event the closing conditions have been met, and Cole Family Holdco, LLC, an entity formed by Mr. Cole, and another third party have entered into binding commitment letters to provide equity financing in the event the closing conditions have been met.

Since the announcement of Mr. Cole's proposal, Company shareholders have filed six separate putative class action lawsuits in New York State court against the Company, Mr. Cole, and the Board of Directors alleging that Mr. Cole and the Board members breached their fiduciary duties to Company shareholders, and that the Company aided and abetted those breaches of fiduciary duties. Subsequently, the six suits were consolidated and a consolidated amended complaint has been filed.

13. Deferred Compensation Plan Amendment

On June 28, 2012, the Board of Directors, acting on the recommendation of its compensation committee, approved an amendment (the "Amendment") to the Company's Non-Qualified Deferred Compensation Plan (as amended, the "Compensation Plan") covering amounts deferred prior to October 5, 2004 and the related Non-Qualified Deferred Compensation Plan Trust Agreement (the "Trust Agreement") that the Company originally adopted for Mr. Cole on October 25, 1994. The Amendment was made effective on June 28, 2012.

Kenneth Cole Productions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Deferred Compensation Plan Amendment (continued)

Under the Compensation Plan (as amended), Mr. Cole is required to be paid 50% of his deferred compensation balance on December 1, 2012, 50% of the remainder of such deferred compensation balance (as adjusted for notional investment gains and losses) on December 1, 2017, and 100% of the remainder of such deferred compensation balance (as adjusted for notional investment gains and losses) on December 1, 2022. However, any unpaid portion of such deferred compensation balance will be paid in a lump sum following the earliest to occur of Mr. Cole's death, disability or separation from service or a change in control event with respect to the Company or its successors (as such term is defined for purposes of applicable Internal Revenue Service regulations). Prior to the adoption of the Amendment, the full amount of such deferred compensation would have been payable upon a "change in control" of the Company, as defined in the Compensation Plan, which would have been deemed to occur upon Mr. Cole's proposed acquisition of the Company. The Amendment will be effective regardless of whether or not the proposed merger announced by the Company on June 6, 2012 is completed.

As a result of this amendment to the plan, the Company reclassified $15.1 million as of June 30, 2012 from long-term deferred compensation to short-term deferred compensation assets and liabilities, respectively, within the Condensed Consolidated Balance Sheet.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

The statements contained in this report which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding the "Company anticipated results or level of business for 2012 or any other future period, may be deemed to constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and actual future results might differ materially from those projected in such statements due to a number of risks and uncertainties, including, but not limited to, demand and competition for the Company's products, the ability to enter into new licensee agreements, to maintain and renew existing licensing agreements, changes in consumer preferences or fashion trends, events causing disruption in product shipment, change in import regulations, dependence on certain large customers, changes in the Company's relationships with vendors and other resources, the launching or prospective development of new business initiatives, future licensee sales growth, gross margins, store expansion, openings and closings, changes in distribution centers and implementation of management information systems. The forward-looking statements contained herein are also subject to other risks and uncertainties that are described in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

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

The Company recorded net revenues of $97.3 million and $214.2 million for the three and six months ended June 30, 2012, respectively. Diluted loss per share was $(0.20) for the three months ended June 30, 2012 as compared to diluted earnings per share of $0.03 for the three months ended June 30, 2011. Diluted loss per share was $(0.30) for the six months ended

June 30, 2012 as compared to diluted loss per share of $(0.91) for the six months ended June 30, 2011. Included in the diluted loss per share for the three and six months ended June 30, 2012 were expenses of $4.0 million and $4.8 million for store closing, warehouse transition, other professional service and severance charges, respectively. Cash, cash equivalents and restricted cash were $49.0 million at June 30, 2012 versus $56.2 million at June 30, 2011, and the Company has no long-term debt at June 30, 2012 and 2011, respectively.

Recent Developments

On February 23, 2012, the Board of Directors received a non-binding proposal from a group led by Mr. Kenneth D. Cole, the Company's Chairman and Chief Creative Officer, to acquire all of the Company's outstanding Class A Common Stock that he does not currently directly or indirectly own for $15.00 per share in cash.  In his letter outlining his proposal, Mr. Cole indicated that he was unwilling to consider any transaction other than one in which he would be the acquirer.  The Board of Directors established a Special Committee of the Board of Directors, comprised of all its Directors other than its Chairman and its Chief Executive Officer, to consider the proposal, to negotiate on behalf of the Company and the unaffiliated shareholders and, if it deemed appropriate, to solicit and consider any alternative transactions. .

On June 6, 2012, the Company announced that it had entered into a definitive merger agreement under which a group led by Mr. Cole, the beneficial holder of approximately 46% of the Company's outstanding common stock (representing approximately 89% of the voting power), will acquire the Company through KCP Holdco, Inc., an entity he controls that was formed for the purposes of the acquisition. Under the agreement, the Company's shareholders, excluding Mr. Cole and his affiliated entities, will receive $15.25 per share in cash upon completion of the transaction. Completion of the transaction is subject to certain closing conditions, including receipt of shareholder approval and other customary conditions. The merger agreement contains a non-waivable condition that a majority of the outstanding shares of the Company not owned by Mr. Cole and his affiliates and associates vote in favor of the adoption of the merger agreement. In addition, Wells Fargo Bank, N.A., part of Wells Fargo & Company, and certain other parties have entered into a binding commitment letter to provide debt financing in the event the closing conditions have been met, and Cole Family Holdco, LLC, an entity formed by Mr. Cole, and another third party have entered into binding commitment letters to provide equity financing in the event the closing conditions have been met.

Since the announcement of Mr. Cole's non-binding proposal, Company shareholders have filed six separate putitive class action lawsuits in New York State court against the Company, Mr. Cole, and the Board of Directors alleging that Mr. Cole and the Board members breached their fiduciary duties to Company shareholders, and that the Company aided and abetted those breaches of fiduciary duties. Subsequently, the six suits were consolidated and a consolidated amended complaint has been filed.

Results of Operations

The following table sets forth the Company's Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of net revenues for the three and six months ended June 30, 2012 and June 30, 2011.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Net sales	$87,540	90.0%	$91,643	89.6%	$195,221	91.2%	$199,339	90.7%
Royalty revenue	9,778	10.0	10,602	10.4	18,937	8.8	20,379	9.3
Net revenues	97,318	100.0	102,245	100.0	214,158	100.0	219,718	100.0
Gross profit (1)	39,533	40.6	41,496	40.6	82,683	38.6	83,167	37.9
Selling, general and administrative expenses	39,700	40.8	40,441	39.6	85,861	40.1	86,746	39.5
Store closing, warehouse transition, other professional service and severance charges	3,983	4.1	--	--	4,779	2.2	12,482	5.7
Operating (loss)/income	(4,150)	(4.3)	1,055	1.0	(7,957)	(3.7)	(16,061)	(7.3)
Interest and other (expense)/income, net	(613)	(0.6)	73	0.0	1,135	0.5	120	0.0
Impairment of investments	(24)	0.0	(376)	(0.3)	(32)	0.0	(376)	(0.1)
(Loss)/income before income taxes	(4,787)	(4.9)	752	0.7	(6,854)	(3.2)	(16,317)	(7.4)
Income tax (benefit)/expense	(1,092)	(1.1)	173	0.1	(1,279)	(0.6)	306	0.1
Net (loss)/income	$(3,695)	(3.8)%	$579	0.6%	$(5,575)	(2.6)%	$(16,623)	(7.5)%

_______________________

(1) Gross profit may not be comparable to other entities, since some entities include the costs related to their distribution network (receiving and warehousing) in cost of goods sold and other entities, similar to the Company, exclude these costs from gross profit, including them instead in a line item such as selling, general and administrative expenses.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

NET REVENUES: Net revenues decreased 4.8%, or $4.9 million, to $97.3 million for the three months ended June 30, 2012 from $102.2 million for the three months ended June 30, 2011.

NET SALES: Wholesale net sales decreased 3.3%, or $1.7 million, to $50.3 million for the three months ended June 30, 2012 from $52.0 million for the three months ended June 30, 2011. The decrease in net sales was primarily due to a decline in handbags as the Reaction category was licensed to a third party in 2012, as well as a decrease in private label footwear largely from one customer. These decreases were offset in part by the launch of Kenneth Cole New York women's sportswear for the fall 2011 season and increased door expansion at retail department stores in men's sportswear.

Net sales in the Company's Consumer Direct segment decreased 6.1%, or $2.4 million, to $37.2 million for the three months ended June 30, 2012 from $39.6 million for the three months ended June 30, 2011. Sales decreased primarily as a result of the closing of stores during the three months ended June 30, 2011 that generated $0.6 million in sales in such period and a $1.0 million, or 2.7%, comparable store sales decrease. Comparable stores are defined as stores that are open for longer than thirteen months. A store that stops operations is included in the comparable sales calculation through the date of closing. The Company did not close any stores during the three months ended June 30, 2012 as compared to closing two full-priced retail stores during the three months ended June 30, 2011.

ROYALTY REVENUE: Royalty revenue decreased 7.8%, or $0.8 million, to $9.8 million for the three months ended June 30, 2012 from $10.6 million for the three months ended June 30, 2011. The decrease is primarily attributable to a reduction in contractual minimums due to the termination of the women's sportswear license with Bernard Chaus, Inc. in the second quarter of 2011 which was brought in house, and the resetting of contractual minimum royalties on a licensee renewal. These decreases were slightly offset by the Company licensing to a third party its Reaction handbag business in 2012.

GROSS PROFIT: Consolidated gross profit, as a percentage of net revenues, remained flat at 40.6% for the three months ended June 30, 2012. This was as a result of an increase in both Wholesale and Consumer Direct gross margin percentage and a mix shift in revenues between the three operating segments: Wholesale, Consumer Direct and Licensing. The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had decreased revenues as a percentage of net revenues to 38.3% for the three months ended June 30, 2012 compared to 38.8% for the three months ended June 30, 2011, while the Wholesale segment revenues, as a percentage of net revenues, increased to 51.7% for the three months ended June 30, 2012 from 50.8% for the three months ended June 30, 2011. In addition, the revenues in the Licensing segment, which carries nominal cost of goods sold, decreased, as a percentage of net revenues, to 10.0% for the three months ended June 30, 2012 compared to 10.4% for the three months ended June 30, 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative ("SG&A") expenses, including warehousing and receiving expenses, decreased $0.7 million to $39.7 million for the three months ended June 30, 2012 from $40.4 million for the three months ended June 30, 2011. The decrease in SG&A expenses was driven primarily by a reduction in operating expenses from store closures in the prior year offset by costs associated with the new women's sportswear business, which was taken in-house from a third party licensee beginning with the Fall 2011 season.  SG&A as a percentage of net revenues, increased 120 basis points to 40.8% for the three months ended June 30, 2012 as compared to 39.6% for the three months ended June 30, 2011 as the Company deleveraged from a reduction in revenues. Included in SG&A for the three months ended June 30, 2012 is $0.6 million of deferred compensation plan liabilities. This income was offset dollar-for-dollar by losses related to investments within the deferred compensation plan recorded in Interest and other (expense)/income, net.

STORE CLOSING, WAREHOUSE TRANSITION, OTHER PROFESSIONAL SERVICE AND SEVERANCE CHARGES During the three months ended June 30, 2012, the Company incurred $1.9 million of professional service costs in connection with the proposal of the Company's Chairman of the Board, Mr. Cole, to acquire all of the Company's outstanding Class A Common Stock. Further, in April 2012, one of the Company's third-party logistics vendors notified the Company it would cease its warehousing and distribution operations.  The Company replaced this logistics vendor and transitioned to a new distribution center.  The Company incurred certain additional charges of $1.9 million to transition to the new distribution center and mitigate disruption to its business in the second quarter of 2012.

INTEREST AND OTHER (EXPENSE)/INCOME, NET: Interest and other (expense)/income, net decreased $0.7 million to an expense of $0.6 million for the three months ended June 30, 2012 as compared to income of $0.1 million for the three months ended June 30, 2011.  The decrease is primarily due to the Company recording $0.6 million of losses related to investments within the deferred compensation plans' assets which offset amounts recorded in SG&A during the three months ended June 30, 2012.

IMPAIRMENT OF INVESTMENTS: Impairment of investments decreased $0.3 million to approximately $0.1 million for the three months ended June 30, 2012 as compared to $0.4 million for the three months ended June 30, 2011.  The fair value of the Company's auction-rate securities was determined utilizing an independent third party valuation. The primary variables used in determining fair value include collateral, rating, insurance, credit risk and downgrade risk of the security.

INCOME TAXES: The Company's effective tax rate was 22.8% for the three months ended June 30, 2012 compared to 23.0% for the three months ended June 30, 2011. Income tax (benefit)/expense in each period is comprised of state, local, and foreign jurisdiction taxes.

NET (LOSS)/INCOME: As a result of the foregoing, the Company recorded net loss of $3.7 million or 3.8% of net revenues for the three months ended June 30, 2012 as compared to net income of $0.6 million, or 0.6% of net revenues for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

NET REVENUES: Net revenues decreased 2.5%, or $5.5 million, to $214.2 million for the six months ended June 30, 2012 from $219.7 million for the six months ended June 30, 2011. Revenue declines in the Consumer Direct segment (due to store closings and a 2.4% decrease in comparable store sales) and the Licensing segment were partially offset by growth in the Wholesale segment.

NET SALES: Wholesale net sales increased 0.4%, or $0.5 million, to $127.0 million for the six months ended June 30, 2012 from $126.5 million for the six months ended June 30, 2011. The increase was primarily from the launch of Kenneth Cole New York women's sportswear for the fall 2011 season and increased door expansion at retail department stores in men's sportswear. These increases were offset by declines in private label footwear, largely from one customer, as well as Reaction handbags, which was licensed to a third party in 2012.

Net sales in the Company's Consumer Direct segment decreased 6.4%, or $4.6 million, to $68.2 million for the six months ended June 30, 2012 from $72.8 million for the six months ended June 30, 2011. Sales decreased primarily as a result of the closing of stores during the six months ended June 30, 2011 and a comparable store sales decrease. Of the sales decreases, $1.8 million was from stores open during the six ended June 30, 2011, and subsequently closed, while comparable store sales decreased $1.5 million, or 2.4%. Comparable stores are defined as stores that are open for longer than thirteen months. A store that stops operations is included in the comparable sales calculation through the date of closing. The Company closed two full-priced retail stores during the six months ended June 30, 2012 as compared to opening two outlets and closing nine full-priced retail stores and one outlet during the six months ended June 30, 2011.

ROYALTY REVENUE: Royalty revenue decreased 7.1%, or $1.4 million, to $19.0 million for the six months ended June 30, 2012 from $20.4 million for the six months ended June 30, 2011. The decrease is primarily attributable to a reduction in contractual minimums due to the termination of the women's sportswear license with Bernard Chaus, Inc. in the second quarter of 2011 which was brought in house, and the resetting of contractual minimum royalties on a licensee renewal. These decreases were slightly offset by the Company licensing its Reaction handbag business to a third party in 2012.

GROSS PROFIT: Consolidated gross profit, as a percentage of net revenues, increased to 38.6% for the six months ended June 30, 2012 from 37.9% for the six months ended June 30, 2011. The 70 basis point increase primarily resulted from an increase in the Consumer Direct segment due to less promotional activity from store closures in the prior year. The increase was slightly offset by a shift in sales mix to the Wholesale segment, which carries a lower gross profit level than the Consumer Direct segment. The Consumer Direct segment, which operates at a higher gross profit level than the Wholesale segment, had decreased revenues as a percentage of net revenues to 31.9% for the six months ended June 30, 2012 from 33.2% for the six months ended June 30, 2011, while the Wholesale segment revenues, as a percentage of net revenues, increased to 59.3% for the six months ended June 30, 2012 from 57.6% for the six months ended June 30, 2011. The revenues in the Licensing segment, which carries nominal cost of goods sold, decreased, as a percentage of net revenues, to 8.8% for the six months ended June 30, 2012 compared to 9.3% for the six months ended June 30, 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: SG&A expenses, including warehousing and receiving expenses, decreased $0.8 million to $85.9 million for the six months ended June 30, 2012 from $86.7 million for the six months ended June 30, 2011. The decrease in SG&A expenses was driven primarily by a reduction in operating expenses from store closures in the prior year offset by costs associated with the new women's sportswear business, which was taken in-house from a third party licensee beginning with the Fall 2011 season, and the changes in deferred compensation plan liability liabilities. In addition, SG&A as a percentage of net revenues, increased 60 basis points to 40.1% for the six months ended June 30, 2012 as compared to 39.5% for the six months ended June 30, 2011. Included in SG&A for the six months ended June 30, 2012 is $1.1 million of changes in deferred compensation plan liabilities, which dollar-for-dollar offset gains related to investments within the deferred compensation plan recorded in Interest and other (expense)/income, net.  Excluding these charges, SG&A, as a percentage of net revenues, increased 10 basis points to 39.6%.

STORE CLOSING, WAREHOUSE TRANSITION, OTHER PROFESSIONAL SERVICE AND SEVERANCE CHARGES: During the six months ended June 30, 2012, the Company incurred $2.5 million of professional service costs in connection with the proposal of the Company's Chairman of the Board, Mr. Cole, to acquire all of the Company's outstanding Class A Common Stock. Further, approximately $0.4 million of severance was recorded during the six months ended June 30, 2012 compared to $5.5 million during the six months ended June 30, 2011. The Company also closed two stores during the six months ended June 30, 2012 that incurred nominal costs to close the stores compared to closing nine full-priced retail stores and one outlet during the six months ended June 30, 2011 for approximately $7.0 million in net costs from contract lease terminations and other related costs to close the stores. In addition, in April 2012, one of the Company's third-party logistics vendors notified the Company it would cease its warehousing and distribution operations.  The Company replaced this logistics vendor and transitioned to a new distribution center.  The Company incurred certain additional charges of $1.9 million to transition to the new distribution center and mitigate disruption to its business in the second quarter of 2012.

INTEREST AND OTHER (EXPENSE)/INCOME, NET: Interest and other income, net increased $1.0 million to approximately $1.1 million for the six months ended June 30, 2012 as compared to $0.1 million for the six months ended June 30, 2011.  The increase is primarily due to the Company recording $1.1 million of income and realized gains related to investments within the deferred compensation plans' assets which offset charges in SG&A during the six months ended June 30, 2012.

IMPAIRMENT OF INVESTMENTS: Impairment of investments decreased $0.3 million to approximately $0.1 million for the three months ended June 30, 2012 as compared to $0.4 million for the three months ended June 30, 2011.  The fair value of the Company's auction-rate securities was determined utilizing an independent third party valuation. The primary variables used in determining fair value include collateral, rating, insurance, credit risk and downgrade risk of the security.

INCOME TAXES: The Company's effective tax rate was 18.7% for the six months ended June 30, 2012 compared to 1.9% for the six months ended June 30, 2011. Income tax (benefit)/expense in each period is comprised of state, local, and foreign jurisdiction taxes.

NET LOSS: As a result of the foregoing, the Company recorded a net loss of $5.6 million or (2.6)% of net revenues for the six months ended June 30, 2012 as compared to net loss of $16.6 million, or (7.5)% of net revenues for the six months ended June 30, 2011.

Related Party Transaction

Please refer to Footnote 11 for the Company's related party transaction disclosure.

Liquidity and Capital Resources

As of June 30, 2012, the Company had $49.0 million in cash and cash equivalents, which consist primarily of overnight bank demand deposits and short-term government money market funds. The Company uses cash from operations as the primary source of financing its capital expenditures and seasonal requirements. Cash needs vary from time to time as a result of the timing of the receipt of merchandise from suppliers, the delivery by the Company of merchandise to its wholesale customers and its retail stores and the level of inventory and accounts receivable balances. At June 30, 2012 and December 31, 2011, working capital was $93.7 million and $92.3 million, respectively.

Net cash used in operating activities was $10.1 million for the six months ended June 30, 2012, compared to $24.5 million for the six months ended June 30, 2011. The decrease in cash used in operating activities was primarily attributable to a decrease in net loss and the timing of operating assets and liabilities.

Net cash used in investing activities was $1.5 million for the six months ended June 30, 2012 compared to $16.0 million for the six months ended June 30, 2011. The decrease resulted primarily from the $15.0 million that had been deposited into a restricted cash account in the prior year to serve as collateral for irrevocable standby and open letters of credit.

Net cash provided by financing activities was $2.5 million for the six months ended June 30, 2012 compared to net cash used in financing activities of $1.6 million for the six months ended Jun 30, 2011. The increase was primarily attributable to a $2.2 million increase in proceeds from the exercise of stock options during the six months ended June 30, 2012. In addition, the Company did not repurchase treasury shares in 2012 compared to $1.7 million used to repurchase 143,800 treasury shares during the six months ended June 30, 2011.

On August 12, 2011 the Company entered in an Asset-Based Lending Facility (the "ABL") with Wells Fargo Bank, National Association which provides the Company with initial borrowing availability of $50 million. The Company did not borrow under the ABL during the three and six months ended June 30, 2012. The ABL replaced the Company's prior revolving senior secured asset based lending facility, which was terminated on March 31, 2011.

The Company believes that it will be able to satisfy its current expected cash requirements for 2012, including requirements for its new stores, anticipated store closing costs, expected enhancement of information systems, required payment under the Compensation Plan described in Note 13 and anticipated current obligations, primarily with cash flow from operations and cash on hand, exclusive of potential borrowings to be contemporaneous with the closing of the proposed transaction as referred to in Note 12 and this Item number under "Recent Developments". The Company did not have any off-balance sheet arrangements as of June 30, 2012.

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

The Company is exposed to currency exchange rate risks with respect to its inventory transactions denominated in foreign currencies, although greater than 95% of the transactions are in U.S. dollars. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash flows from transactions with foreign suppliers denominated in foreign currencies may be adversely affected by changes in currency rates. The Company manages these risks by periodically utilizing foreign exchange contracts. The Company does not enter into foreign currency transactions for trading or speculative purposes. At June 30, 2012, the Company had no foreign exchange contracts outstanding.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings. On February 24, 2012, the Company had announced that it had received Mr. Cole's non-binding proposal to acquire all shares of Class A Common Stock that he does not already own or control for $15.00 per share in cash. Within five days of the Company's announcement of Mr. Cole's proposal, four purported shareholders of the Company filed putative class actions in New York state court against the Company, Mr. Cole and the members of the Board of Directors. On June 6, 2012, the Company announced that it had entered into a definitive merger agreement under which Mr. Cole would acquire all Class A shares that he does not already own or control for $15.25 per share in cash (the "Proposed Transaction"). Following the June 6, 2012 announcement, two more putative class actions were filed in New York state court by purported shareholders of the Company. On July 9, 2012, the court consolidated all six actions into a single action captioned In re Kenneth Cole Productions, Inc. Shareholder Litigation, Index No. 650571/2012. On July 11, 2012, the plaintiffs filed a consolidated amended complaint against the Company, Mr. Cole, the members of the Board of Directors, Marlin Equities VII, LLC, and KCP Holdco, Inc. and KCP Mergerco, Inc., two entities formed by Mr. Cole for the purpose of engaging in the Proposed Transaction. The consolidated amended complaint alleges that Mr. Cole and the members of the Board of Directors breached their fiduciary duties to the Company's public shareholders in connection with the Proposed Transaction, and that Marlin Equities VII, LLC, KCP Holdco, Inc. and KCP Mergerco, Inc. aided and abetted those alleged breaches of fiduciary duties. All of the defendants have filed notices with the court stating that they intend to file motions to dismiss the consolidated amended complaint in its entirety.

Item 1A. Risk Factors. In addition to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, there are risks and uncertainties associated with the proposed acquisition of the Company by Kenneth D. Cole.

As previously announced, on June 6, 2012 the Company entered into a definitive merger agreement under which, subject to the satisfaction or waiver of each of the conditions set forth therein, Mr. Cole, Chairman and Chief Creative Officer of the Company and the beneficial holder of approximately 46% of the Company's outstanding common stock (representing approximately 89% of the voting power), will acquire the Company through KCP Holdco, Inc., an entity he controls that was formed for the purposes of the acquisition.

There are a number of risks and uncertainties relating to the proposed acquisition. For example, the proposed acquisition may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement, including a termination under circumstances that would require us to pay a termination fee; or (ii) KCP Holdco Inc.'s failure to obtain the necessary debt or equity financing set forth in the commitment letters received in connection with the proposed acquisition, or alternative financing, or the failure of any such financing to be sufficient to complete the proposed acquisition. In addition, there can be no assurance that majority of the minority approval will be obtained (i.e., a majority of the shares of Class A common stock not beneficially owned by Mr. Cole, certain related entities and trustsa, and their affiliates and associates), that the other conditions to closing of the proposed acquisition will be satisfied or waived or that other events will not intervene to delay or result in the termination of the proposed acquisition. If the proposed acquisition is not completed, the price of our common stock may change to the extent that the current market price of our Class A common stock may reflect an assumption that the proposed acquisition will be consummated.

Pending the closing of the proposed acquisition, the merger agreement also restricts us from engaging in certain actions without KCP Holdco Inc.'s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the proposed acquisition. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors or employees, as well as a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. In addition, if the merger agreement is terminated, depending on the circumstances giving rise to termination, we may be required to (i) reimburse Mr. Cole and KCP Holdco Inc. and their affiliates for their expenses incurred in connection with the merger agreement or (ii) pay a termination fee of $3 million. In addition, in the event that the merger agreement is terminated due to a willful or intentional material breach by the Company, then there are no specified limits on the amount of damages that Mr. Cole and KCP Holdco Inc. and their affiliates may seek.

The proposed acquisition could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and

•	customers, suppliers or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed acquisition, and most of these fees and costs may be payable by us even if the proposed acquisition is not consummated.

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

Kenneth Cole Productions, Inc.
Registrant

August 3, 2012	/s/ DAVID P. EDELMAN
David P. Edelman
Chief Financial Officer (Principal Financial and Accounting Officer)